Form 10-Q
period 2020-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2020-11-06
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
 OR
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
As of October 31, 2020, 67,937,026 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	(Dollars in millions, except share data)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost $48,661 and $46,753; allowance for credit losses of $19 at September 30, 2020)	$54,652	$51,121
Equity securities, at fair value	135	320
Mortgage loans on real estate (net of allowances for credit losses of $64 and $12)	5,907	5,706
Policy loans	1,259	1,319
Funds withheld at interest	5,403	5,662
Short-term investments	154	64
Other invested assets	2,645	2,363
Total investments	70,155	66,555
Cash and cash equivalents	3,256	1,449
Accrued investment income	547	493
Premiums receivable and other reinsurance balances	2,792	2,940
Reinsurance ceded receivables	950	904
Deferred policy acquisition costs	3,534	3,512
Other assets	893	878
Total assets	$82,127	$76,731
Liabilities and Stockholders’ Equity
Future policy benefits	$30,331	$28,672
Interest-sensitive contract liabilities	23,208	22,711
Other policy claims and benefits	6,242	5,711
Other reinsurance balances	524	557
Deferred income taxes	3,016	2,712
Other liabilities	1,611	1,188
Long-term debt	3,573	2,981
Collateral finance and securitization notes	408	598
Total liabilities	68,913	65,130
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock – par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at September 30, 2020 and 79,137,758 shares issued at December 31, 2019	1	1
Additional paid-in capital	2,421	1,937
Retained earnings	8,066	7,952
Treasury stock, at cost – 17,373,572 and 16,481,656 shares	(1,563)	(1,426)
Accumulated other comprehensive income	4,289	3,137
Total stockholders’ equity	13,214	11,601
Total liabilities and stockholders’ equity	$82,127	$76,731
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:	(Dollars in millions, except per share data)
Net premiums	$2,825	$2,809	$8,434	$8,311
Investment income, net of related expenses	654	679	1,893	1,843
Investment related gains (losses), net:
Impairments and change in allowance for credit losses on fixed maturity securities	13	(9)	(21)	(18)
Other investment related gains (losses), net	53	58	(117)	87
Total investment related gains (losses), net	66	49	(138)	69
Other revenues	98	91	264	292
Total revenues	3,643	3,628	10,453	10,515
Benefits and Expenses:
Claims and other policy benefits	2,530	2,470	7,894	7,494
Interest credited	196	226	529	517
Policy acquisition costs and other insurance expenses	374	322	912	894
Other operating expenses	211	210	594	634
Interest expense	43	46	126	129
Collateral finance and securitization expense	4	7	14	23
Total benefits and expenses	3,358	3,281	10,069	9,691
Income before income taxes	285	347	384	824
Provision for income taxes	72	84	101	189
Net income	$213	$263	$283	$635
Earnings per share:
Basic earnings per share	$3.13	$4.19	$4.39	$10.13
Diluted earnings per share	$3.12	$4.12	$4.36	$9.93
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Comprehensive income (loss)	(Dollars in millions)
Net income	$213	$263	$283	$635
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	39	(35)	(79)	12
Net unrealized investment gains (losses)	453	657	1,243	2,616
Defined benefit pension and postretirement plan adjustments	(4)	(6)	(12)	(6)
Total other comprehensive income (loss), net of tax	488	616	1,152	2,622
Total comprehensive income (loss)	$701	$879	$1,435	$3,257
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions except per share amounts)
(Unaudited)

	Three months ended September 30, 2020 and 2019
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2020	$1	$2,413	$7,901	$(1,563)	$3,801	$12,553
Net income			213			213
Total other comprehensive income (loss)					488	488
Dividends to stockholders, $0.70 per share			(47)			(47)
Purchase of treasury stock				—		—
Reissuance of treasury stock		8	(1)	—		7
Balance, September 30, 2020	$1	$2,421	$8,066	$(1,563)	$4,289	$13,214

Balance, June 30, 2019	$1	$1,920	$7,550	$(1,404)	$2,642	$10,709
Net income			263			263
Total other comprehensive income (loss)					616	616
Dividends to stockholders, $0.70 per share			(44)			(44)
Purchase of treasury stock				(30)		(30)
Reissuance of treasury stock		8	(3)	5		10
Balance, September 30, 2019	$1	$1,928	$7,766	$(1,429)	$3,258	$11,524

	Nine months ended September 30, 2020 and 2019
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	$1	$1,937	$7,952	$(1,426)	$3,137	$11,601
Adoption of new accounting standards			(12)			(12)
Net income			283			283
Total other comprehensive income (loss)					1,152	1,152
Dividends to stockholders, $2.10 per share			(134)			(134)
Issuance of common stock, net of expenses		481				481
Purchase of treasury stock				(162)		(162)
Reissuance of treasury stock		3	(23)	25		5
Balance, September 30, 2020	$1	$2,421	$8,066	$(1,563)	$4,289	$13,214

Balance, December 31, 2018	$1	$1,899	$7,285	$(1,371)	$636	$8,450
Adoption of new accounting standards						—
Net income			635			635
Total other comprehensive income (loss)					2,622	2,622
Dividends to stockholders, $1.90 per share			(119)			(119)
Purchase of treasury stock				(98)		(98)
Reissuance of treasury stock		29	(35)	40		34
Balance, September 30, 2019	$1	$1,928	$7,766	$(1,429)	$3,258	$11,524

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2020	2019
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$283	$635
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(57)	(40)
Premiums receivable and other reinsurance balances	138	182
Deferred policy acquisition costs	(54)	(130)
Reinsurance ceded receivable balances	(45)	(124)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	2,290	1,174
Deferred income taxes	(25)	201
Other assets and other liabilities, net	72	(253)
Amortization of net investment premiums, discounts and other	(33)	(44)
Depreciation and amortization expense	33	33
Investment related losses (gains), net	138	(69)
Other, net	39	199
Net cash provided by operating activities	2,779	1,764
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	5,088	10,545
Maturities of fixed maturity securities available-for-sale	670	614
Sales of equity securities	181	36
Principal payments and sales of mortgage loans on real estate	378	309
Principal payments on policy loans	66	74
Purchases of fixed maturity securities available-for-sale	(7,532)	(11,377)
Purchases of equity securities	(22)	(78)
Cash invested in mortgage loans on real estate	(631)	(987)
Cash invested in policy loans	(6)	(5)
Cash invested in funds withheld at interest	(71)	(52)
Purchase of businesses, net of cash acquired of $27	—	4
Purchases of property and equipment	(17)	(24)
Change in short-term investments	(85)	154
Change in other invested assets	(233)	(194)
Net cash used in investing activities	(2,214)	(981)
Cash Flows from Financing Activities:
Dividends to stockholders	(134)	(119)
Proceeds from issuance of common stock, net	481	—
Repayment of collateral finance and securitization notes	(188)	(77)
Proceeds from long-term debt issuance	598	599
Debt issuance costs	(5)	(5)
Principal payments of long-term debt	(2)	(2)
Purchases of treasury stock	(162)	(98)
Exercise of stock options, net	1	4
Change in cash collateral for derivative positions and other arrangements	28	(67)
Deposits on universal life and other investment type policies and contracts	1,259	319
Withdrawals on universal life and other investment type policies and contracts	(642)	(573)
Net cash provided by (used in) financing activities	1,234	(19)
Effect of exchange rate changes on cash	8	(18)
Change in cash and cash equivalents	1,807	746
Cash and cash equivalents, beginning of period	1,449	1,890
Cash and cash equivalents, end of period	$3,256	$2,636
Supplemental disclosures of cash flow information:
Interest paid	$117	$124
Income taxes paid, net of refunds	$58	$14
Non-cash investing activities:
Transfer of invested assets	$—	$6,198
Right-of-use assets acquired through operating leases	$—	$1
Purchase of businesses:
Assets acquired, excluding cash acquired	$—	$8
Liabilities assumed	—	(12)
Net cash received on purchase	$—	$(4)
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

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Earnings:
Net income	$213	$263	$283	$635
Shares:
Weighted average outstanding shares	68	63	65	63
Equivalent shares from outstanding stock options	—	1	—	1
Denominator for diluted calculation	68	64	65	64
Earnings per share:
Basic	$3.13	$4.19	$4.39	$10.13
Diluted	$3.12	$4.12	$4.36	$9.93

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Excluded from common equivalent shares:
Stock options	1,692	139	993	416
Performance contingent shares	82	258	27	182

3.	Equity
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
Common Stock
The changes in the number of common stock issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2019	79,137,758	16,481,656	62,656,102
Issuance of common stock	6,172,840	—	6,172,840
Common stock acquired	—	1,074,413	(1,074,413)
Stock-based compensation (1)	—	(182,497)	182,497
Balance, September 30, 2020	85,310,598	17,373,572	67,937,026

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2018	79,137,758	16,323,390	62,814,368
Common stock acquired	—	546,614	(546,614)
Stock-based compensation (1)	—	(341,447)	341,447
Balance, September 30, 2019	79,137,758	16,528,557	62,609,201

(1)	Represents net shares issued from treasury pursuant to the Company’s equity-based compensation programs.

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
In January 2019, RGA’s board of directors authorized a repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the first nine months of 2020, RGA repurchased 1,074,413 shares of common stock under this program for $153 million. During the first nine months of 2019, RGA repurchased 546,614 shares of common stock under this program for $80 million. On May 6, 2020, the Company announced that it has suspended stock repurchases until further notice.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2020 and 2019 are as follows (dollars in millions):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2019	$(92)	$3,299	$(70)	$3,137
Other comprehensive income (loss) before reclassifications	(82)	1,610	(18)	1,510
Amounts reclassified to (from) AOCI	—	(12)	3	(9)
Deferred income tax benefit (expense)	3	(355)	3	(349)
Balance, September 30, 2020	$(171)	$4,542	$(82)	$4,289

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2018	$(169)	$856	$(51)	$636
Other comprehensive income (loss) before reclassifications	16	3,526	(12)	3,530
Amounts reclassified to (from) AOCI	—	(171)	4	(167)
Deferred income tax benefit (expense)	(4)	(739)	2	(741)
Balance, September 30, 2019	$(157)	$3,472	$(57)	$3,258

(1)
Includes cash flow hedges of $(57) and $(26) as of September 30, 2020 and December 31, 2019, respectively, and $(47) and $9 as of September 30, 2019 and December 31, 2018, respectively. See Note 5 – “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three and nine months ended September 30, 2020 and 2019 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,
Details about AOCI Components	2020	2019	2020	2019	Affected Line Item in Statements of Income
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$8	$51	$(20)	$70	Investment related gains (losses), net
Cash flow hedges – Interest rate	(1)	—	(3)	1	(1)
Cash flow hedges – Currency/Interest rate	—	—	—	—	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	6	21	35	99	(2)
Total	13	72	12	170
Provision for income taxes	(3)	(15)	(5)	(35)
Net unrealized gains (losses), net of tax	$10	$57	$7	$135
Amortization of defined benefit plan items:
Prior service (cost) credit	$—	$—	$1	$1	(3)
Actuarial gains (losses)	(1)	(1)	(4)	(4)	(3)
Total	(1)	(1)	(3)	(3)
Provision for income taxes	1	—	1	1
Amortization of defined benefit plans, net of tax	$—	$(1)	$(2)	$(2)

Total reclassifications for the period	$10	$56	$5	$133

(1)	See Note 5 – “Derivative Instruments” for additional information on cash flow hedges.

(2)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2019 Annual Report for additional details.

(3)	This AOCI component is included in the computation of the net periodic benefit cost. See Note 10 – “Employee Benefit Plans” for additional details.

Equity Based Compensation
Equity compensation expense was $3 million and $29 million in the first nine months of 2020 and 2019, respectively. In the first quarter of 2020, the Company granted 456,301 stock appreciation rights at $117.85 weighted average exercise price per share, 175,047 performance contingent units and 30,129 restricted stock units to employees. Additionally, non-employee directors were granted a total of 16,665 shares of common stock. As of September 30, 2020, 1,263,304 share options at a weighted average strike price per share of $87.78 were vested and exercisable, with a remaining weighted average exercise period of 4.1 years. As of September 30, 2020, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $21 million. It is estimated that these costs will vest over a weighted average period of 1.0 year.

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
The following tables provide information relating to investments in fixed maturity securities by type as of September 30, 2020 and December 31, 2019 (dollars in millions):

September 30, 2020:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Impairments in AOCI
Available-for-sale:
Corporate	$31,044	$19	$3,455	$221	$34,259	62.7%	$—
Canadian government	2,985	—	1,912	—	4,897	9.0	—
RMBS	1,927	—	101	1	2,027	3.7	—
ABS	2,966	—	28	72	2,922	5.3	—
CMBS	1,871	—	81	22	1,930	3.5	—
U.S. government	1,392	—	238	—	1,630	3.0	—
State and political subdivisions	1,233	—	154	4	1,383	2.5	—
Other foreign government	5,243	—	411	50	5,604	10.3	—
Total fixed maturity securities	$48,661	$19	$6,380	$370	$54,652	100.0%	$—

December 31, 2019:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Impairments in AOCI
Available-for-sale:
Corporate	$29,205	$2,269	$81	$31,393	61.4%	$—
Canadian government	3,016	1,596	—	4,612	9.0	—
RMBS	2,339	62	3	2,398	4.7	—
ABS	2,973	19	14	2,978	5.8	—
CMBS	1,841	61	3	1,899	3.7	—
U.S. government	2,096	57	1	2,152	4.2	—
State and political subdivisions	1,074	93	3	1,164	2.3	—
Other foreign government	4,209	321	5	4,525	8.9	—
Total fixed maturity securities	$46,753	$4,478	$110	$51,121	100.0%	$—

The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of September 30, 2020 and December 31, 2019, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of September 30, 2020 and December 31, 2019 (dollars in millions):

	September 30, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$132	$143	$113	$116
Fixed maturity securities received as collateral	n/a	1,421	n/a	727
Assets in trust held to satisfy collateral requirements	27,702	30,432	27,290	29,239

The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as well as the securities disclosed below as of September 30, 2020 and December 31, 2019 (dollars in millions).

	September 30, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Government of Japan	$1,429	$1,430	$813	$852
Canadian province of Quebec	1,226	2,347	1,205	2,163
Canadian province of Ontario	1,012	1,470	1,014	1,379

The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of September 30, 2020, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,417	$1,416
Due after one year through five years	8,267	8,751
Due after five years through ten years	10,389	11,456
Due after ten years	21,824	26,150
Structured securities	6,764	6,879
Total	$48,661	$54,652

Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of September 30, 2020 and December 31, 2019 (dollars in millions):

September 30, 2020:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$11,550	$12,658	37.0%
Industrial	15,709	17,280	50.4
Utility	3,785	4,321	12.6
Total	$31,044	$34,259	100.0%

December 31, 2019:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$10,896	$11,653	37.2%
Industrial	14,692	15,803	50.3
Utility	3,617	3,937	12.5
Total	$29,205	$31,393	100.0%

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
The following table presents the rollforward of the allowance for credit losses in fixed maturity securities by type for the nine months ended September 30, 2020 (dollars in millions):

	Corporate	Other Foreign Government	Total
Balance, beginning of period	$—	$—	$—
Credit losses recognized on securities for which credit losses were not previously recorded	38	2	40
Reductions for securities sold during the period	(19)	(2)	(21)
Balance, end of period	$19	$—	$19

Unrealized Losses for Fixed Maturity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,289 and 1,072 fixed maturity securities as of September 30, 2020 and December 31, 2019, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in millions):

	September 30, 2020		December 31, 2019
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$276	74.6%	$76	69.1%
20% or more for less than six months	34	9.2	20	18.2
20% or more for six months or greater	60	16.2	14	12.7
Total	$370	100.0%	$110	100.0%

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

The following tables present the estimated fair values and gross unrealized losses for fixed maturity securities that have estimated fair values below amortized cost as of September 30, 2020 and December 31, 2019 (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
September 30, 2020:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$2,446	$108	$83	$10	$2,529	$118
RMBS	225	1	—	—	225	1
ABS	1,304	37	552	20	1,856	57
CMBS	355	19	—	—	355	19
U.S. government	—	—	—	—	—	—
State and political subdivisions	84	2	15	2	99	4
Other foreign government	955	35	11	2	966	37
Total investment grade securities	5,369	202	661	34	6,030	236
Below investment grade securities:
Corporate	672	94	60	9	732	103
ABS	19	14	4	1	23	15
CMBS	22	3	—	—	22	3
Other foreign government	93	9	13	4	106	13
Total below investment grade securities	806	120	77	14	883	134
Total fixed maturity securities	$6,175	$322	$738	$48	$6,913	$370

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2019:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$1,936	$29	$293	$7	$2,229	$36
RMBS	367	2	84	1	451	3
ABS	773	5	739	9	1,512	14
CMBS	253	3	—	—	253	3
U.S. government	49	1	—	—	49	1
State and political subdivisions	103	2	12	1	115	3
Other foreign government	278	4	—	—	278	4
Total investment grade securities	3,759	46	1,128	18	4,887	64
Below investment grade securities:
Corporate	220	38	100	7	320	45
ABS	—	—	—	—	—	—
CMBS	—	—	—	—	—	—
Other foreign government	—	—	10	1	10	1
Total below investment grade securities	220	38	110	8	330	46
Total fixed maturity securities	$3,979	$84	$1,238	$26	$5,217	$110

The Company has no intention to sell, nor does it expect to be required to sell, the securities outlined in the tables above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines. Changes in unrealized losses are primarily driven by changes in interest rates.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed maturity securities available-for-sale	$483	$464	$1,437	$1,307
Equity securities	2	1	5	3
Mortgage loans on real estate	66	67	199	187
Policy loans	13	14	42	43
Funds withheld at interest	95	82	217	210
Short-term investments and cash and cash equivalents	1	7	7	21
Other invested assets	17	67	53	141
Investment income	677	702	1,960	1,912
Investment expense	(23)	(23)	(67)	(69)
Investment income, net of related expenses	$654	$679	$1,893	$1,843

Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed maturity securities available-for-sale:
Impairments and change in allowance for credit losses	$13	$(9)	$(21)	$(18)
Gain on investment activity	16	68	89	116
Loss on investment activity	(22)	(13)	(76)	(39)
Net gains (losses) on equity securities	4	4	(11)	11
Other impairment losses and change in mortgage loan provision	(19)	(4)	(54)	(12)
Derivatives and other, net	74	3	(65)	11
Total investment related gains (losses), net	$66	$49	$(138)	$69

The impairments and change in allowance for credit losses on fixed maturity securities for the nine months ended September 30, 2020, were primarily due to an increase in the allowance for credit losses related to high-yield securities as result of the uncertainty in the global markets due to the novel coronavirus (“COVID-19”) pandemic. The fixed maturity impairment losses for the nine months ended September 30, 2019, were primarily related to a U.S. utility company and high yield securities. The other impairment losses and change in mortgage loan provision for the nine months ended September 30, 2020, were primarily due to an increase in the mortgage loan valuation allowance due to the current market conditions related to the COVID-19 pandemic and impairments on limited partnerships. The other impairment losses and change in mortgage loan provision for the nine months ended September 30, 2019, primarily relates to impairments on real estate joint ventures and limited partnerships. The fluctuations in investment related gains (losses) for derivatives and other for the nine months ended September 30, 2020, compared to the same periods in 2019, were primarily due to the changes in fair value of embedded derivatives related to modified coinsurance and funds withheld treaties as a result of changes in interest rates and credit spreads, both of which are a result of COVID-19.

Securities Borrowing, Lending and Other
The following table includes the amount of borrowed securities, securities loaned and securities collateral received as part of the securities lending program and repurchased/reverse repurchased securities pledged and received as of September 30, 2020 and December 31, 2019 (dollars in millions).

	September 30, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$273	$314	$339	$369
Securities lending:
Securities loaned	94	104	98	104
Securities received	n/a	102	n/a	107
Repurchase program/reverse repurchase program:
Securities pledged	365	405	356	384
Securities received	n/a	378	n/a	370

The Company held cash collateral for repurchase/reverse repurchase programs of $4 million and $1 million as of September 30, 2020 and December 31, 2019, respectively. No cash or securities have been pledged by the Company for its securities borrowing program as of September 30, 2020 and December 31, 2019.
The following tables present information on the Company’s securities lending and repurchase/reverse repurchase transactions as of September 30, 2020 and December 31, 2019, respectively (dollars in millions). Collateral associated with certain borrowed securities is not included within the tables, as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	September 30, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$104	$104
Total	—	—	—	104	104
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	298	298
Other foreign government	—	—	—	107	107
Total	—	—	—	405	405
Total transactions	$—	$—	$—	$509	$509

Gross amount of recognized liabilities for securities lending and repurchase/reverse repurchase transactions in preceding table					$484
Amounts related to agreements not included in offsetting disclosure					$25

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$104	$104
Total	—	—	—	104	104
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	286	286
Other foreign government	—	—	—	98	98
Total	—	—	—	384	384
Total borrowings	$—	$—	$—	$488	$488

Gross amount of recognized liabilities for securities lending and repurchase/reverse repurchase transactions in preceding table					$478
Amounts related to agreements not included in offsetting disclosure					$10

The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs. After the effect of offsetting, the net amount presented on the condensed consolidated balance sheets was a liability of $4 million and $1 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company recognized payables resulting from cash received as collateral associated with a repurchase/reverse repurchase agreements as discussed above. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
As of September 30, 2020, mortgage loans are geographically dispersed throughout the U.S. with the largest concentrations in California (14.6%), Texas (14.5%) and Washington (8.7%). In addition, the Company held mortgage loans secured by properties in Canada (3.0%) and United Kingdom (0.9%). The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses and valuation allowances.
The distribution of the Company’s recorded investment in mortgage loans by property type as of September 30, 2020 and December 31, 2019 (dollars in millions) is as follows:

	September 30, 2020		December 31, 2019
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office	$1,736	29.0%	$1,771	31.0%
Retail	1,700	28.4	1,686	29.4
Industrial	1,235	20.7	1,169	20.4
Apartment	870	14.5	766	13.4
Other commercial	440	7.4	335	5.8
Recorded investment	5,981	100.0%	5,727	100.0%
Unamortized balance of loan origination fees and expenses	(10)		(9)
Valuation allowances	(64)		(12)
Total mortgage loans on real estate	$5,907		$5,706

The maturities of the Company’s recorded investment in mortgage loans as of September 30, 2020 and December 31, 2019 are as follows (dollars in millions):

	September 30, 2020		December 31, 2019
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$2,315	38.7%	$1,841	32.2%
Due after five years through ten years	2,739	45.8	2,944	51.4
Due after ten years	927	15.5	942	16.4
Total	$5,981	100.0%	$5,727	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of September 30, 2020 and December 31, 2019 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction Loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
September 30, 2020:
Loan-to-Value Ratio
0% - 59.99%	$2,884	$137	$19	$4	$3,044	50.9%
60% - 69.99%	1,965	48	30	—	2,043	34.2
70% - 79.99%	581	67	27	—	675	11.3
80% or greater	180	22	17	—	219	3.6
Total	$5,610	$274	$93	$4	$5,981	100.0%

	Recorded Investment
	Debt Service Ratios			Construction Loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
December 31, 2019:
Loan-to-Value Ratio
0% - 59.99%	$3,025	$52	$7	$—	$3,084	53.8%
60% - 69.99%	1,841	53	11	—	1,905	33.3
70% - 79.99%	492	13	39	—	544	9.5
80% or greater	96	61	37	—	194	3.4
Total	$5,454	$179	$94	$—	$5,727	100.0%

The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of September 30, 2020 (dollars in millions):

	Recorded Investment
	Year of Origination
	2020	2019	2018	2017	2016	Prior	Total
September 30, 2020:
Internal credit quality grade:
High investment grade	$331	$656	$522	$360	$588	$1,068	$3,525
Investment grade	285	525	407	360	279	406	2,262
Average	—	—	9	43	27	74	153
Watch list	—	—	—	—	—	4	4
In or near default	—	—	—	—	—	37	37
Total	$616	$1,181	$938	$763	$894	$1,589	$5,981

The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of September 30, 2020 and December 31, 2019 (dollars in millions):

	September 30, 2020	December 31, 2019
31-60 days past due	$—	$—
61-90 days past due	—	—
Greater than 90 days	20	—
Total past due	20	—
Current	5,961	5,727
Total	$5,981	$5,727

The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of September 30, 2020 and December 31, 2019 (dollars in millions):

	September 30, 2020	December 31, 2019
Mortgage loans:
Individually measured for impairment	$37	$17
Collectively measured for impairment	5,944	5,710
Recorded investment	$5,981	$5,727
Valuation allowances:
Individually measured for impairment	$—	$—
Collectively measured for impairment	64	12
Total valuation allowances	$64	$12

Information regarding the Company’s loan valuation allowances for mortgage loans for the nine months ended September 30, 2020 and 2019 is as follows (dollars in millions):

	Nine months ended September 30,
	2020	2019
Balance, beginning of period	$12	$11
Adoption of new accounting standard, see Note 13	14	—
Provision (release)	38	1
Balance, end of period	$64	$12

Information regarding the portion of the Company’s mortgage loans that were impaired as of September 30, 2020 and December 31, 2019 is as follows (dollars in millions):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
September 30, 2020:
Impaired mortgage loans with no valuation allowance recorded	$37	$37	$—	$37
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$37	$37	$—	$37
December 31, 2019:
Impaired mortgage loans with no valuation allowance recorded	$17	$17	$—	$17
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$17	$17	$—	$17

The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in millions):
	Three months ended September 30,
	2020		2019
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$27	$—	$17	$1
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$27	$—	$17	$1

	Nine months ended September 30,
	2020		2019
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$22	$—	$20	$1
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$22	$—	$20	$1

(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.
The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2020 and 2019. The Company had $20 million of mortgage loans, gross of valuation allowances, that were on nonaccrual status as of September 30, 2020. The Company had no mortgage loans that were on a nonaccrual status as of December 31, 2019.
For the nine months ended September 30, 2020, the Company modified the payment terms of approximately 50 commercial mortgage loans, with a carrying value of approximately $620 million in response to COVID-19. These loans met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and were not considered a troubled debt restructuring.  In accordance with the CARES Act criteria, these loans were not more than 30 days past due at December 31, 2019, and the modifications included deferral or delayed payments of principal or interest on the loan.
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

Funds Withheld at Interest
As of September 30, 2020, $3.2 billion of the funds withheld at interest balance is associated with one client. For reinsurance agreements written on a modified coinsurance (“modco”) basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts and fair value option (“FVO”) contractholder-directed unit-linked investments. Other invested assets also includes FHLB common stock, which is included in Other in the table below. The allowance for credit losses for lifetime mortgages as of both September 30, 2020 and December 31, 2019, was $2 million. Carrying values of these assets as of September 30, 2020 and December 31, 2019 are as follows (dollars in millions):

	September 30, 2020	December 31, 2019
Limited partnership interests and real estate joint ventures	$1,249	$1,134
Lifetime mortgages	863	775
Derivatives	174	117
FVO contractholder-directed unit-linked investments	258	260
Other	101	77
Total other invested assets	$2,645	$2,363

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
Types of Derivatives Used by the Company
Commonly used derivative instruments include, but are not necessarily limited to: credit default swaps, financial futures, equity options, foreign currency swaps, foreign currency forwards, interest rate swaps, synthetic guaranteed investment contracts (“GICs”), consumer price index (“CPI”) swaps, longevity swaps, and embedded derivatives.
For detailed information on these derivative instruments and the related strategies, see Note 5 – “Derivative Instruments” of the Company’s 2019 Annual Report.

Summary of Derivative Positions
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps, which have been discontinued or matured in 2019 are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of September 30, 2020 and December 31, 2019 (dollars in millions):

		September 30, 2020			December 31, 2019
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,162	$102	$4	$909	$70	$3
Financial futures	Equity	322	—	—	307	—	—
Foreign currency swaps	Foreign currency	150	—	17	150	—	9
Foreign currency forwards	Foreign currency	297	3	1	175	1	—
CPI swaps	CPI	573	10	33	441	—	28
Credit default swaps	Credit	1,307	3	—	1,306	5	—
Equity options	Equity	361	34	—	364	15	—
Synthetic GICs	Interest rate	15,881	—	—	13,823	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	7	—	—	121	—
Indexed annuity products		—	—	767	—	—	767
Variable annuity products		—	—	213	—	—	163
Total non-hedging derivatives		20,053	159	1,035	17,475	212	970
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	625	2	34	535	1	29
Foreign currency swaps	Foreign currency	253	8	5	342	17	2
Foreign currency forwards	Foreign currency	1,140	48	—	1,094	28	2
Total hedging derivatives		2,018	58	39	1,971	46	33
Total derivatives		$22,071	$217	$1,074	$19,446	$258	$1,003

Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of September 30, 2020 and 2019 were (dollars in millions):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items
		Investment Related Gains (Losses)
For the three months ended September 30, 2020:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$6	$(5)
For the three months ended September 30, 2019:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(6)	$5
For the nine months ended September 30, 2020:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(2)	$(3)
For the nine months ended September 30, 2019:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(10)	$5

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
The following tables present the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and nine months ended September 30, 2020 and 2019 (dollars in millions):

	Three months ended September 30,
	2020	2019
Balance, beginning of period	$(74)	$(15)
Gains (losses) deferred in other comprehensive income (loss)	16	(32)
Amounts reclassified to investment income	—	—
Amounts reclassified to interest expense	1	—
Balance, end of period	$(57)	$(47)

	Nine months ended September 30,
	2020	2019
Balance, beginning of period	$(26)	$9
Gains (losses) deferred in other comprehensive income (loss)	(34)	(55)
Amounts reclassified to investment income	—	—
Amounts reclassified to interest expense	3	(1)
Balance, end of period	$(57)	$(47)

As of September 30, 2020, approximately $6 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months. For the same time period, there was an immaterial amount of before-tax deferred net gains to be reclassified to investment income during the next twelve months.

The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019 (dollars in millions):

Derivative Type	Gain (Loss) Deferred in AOCI	Gain (Loss) Reclassified into Income from AOCI
		Investment Income	Interest Expense
For the three months ended September 30, 2020:
Interest rate	$8	$—	$(1)
Currency	8	—	—
Total	$16	$—	$(1)
For the three months ended September 30, 2019:
Interest rate	$(25)	$—	$—
Currency/Interest rate	(7)	—	—
Total	$(32)	$—	$—

For the nine months ended September 30, 2020:
Interest rate	$(29)	$—	$(3)
Currency	(5)	—	—
Total	$(34)	$—	$(3)
For the nine months ended September 30, 2019:
Interest rate	$(47)	$—	$1
Currency/Interest rate	(8)	—	—
Total	$(55)	$—	$1

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and nine months ended September 30, 2020 and 2019 (dollars in millions):

	Derivative Gains (Losses) Deferred in AOCI
	Three months ended September 30,		Nine months ended September 30,
Type of NIFO Hedge	2020	2019	2020	2019
Foreign currency swaps	$(3)	$5	$6	$(5)
Foreign currency forwards	(22)	16	24	(8)
Total	$(25)	$21	$30	$(13)

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $198 million and $168 million at September 30, 2020 and December 31, 2019, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.
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

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 is as follows (dollars in millions):

		Three months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2020	2019
Interest rate swaps	Investment related gains (losses), net	$(11)	$38
Financial futures	Investment related gains (losses), net	(15)	—
Foreign currency swaps	Investment related gains (losses), net	4	—
Foreign currency forwards	Investment related gains (losses), net	4	1
CPI swaps	Investment related gains (losses), net	11	(8)
Credit default swaps	Investment related gains (losses), net	1	1
Equity options	Investment related gains (losses), net	(12)	1
Longevity swaps	Other revenues	—	2
Subtotal		(18)	35
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	116	9
Indexed annuity products	Interest credited	(29)	(45)
Variable annuity products	Investment related gains (losses), net	(29)	(42)
Total non-hedging derivatives		$40	$(43)

		Nine months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2020	2019
Interest rate swaps	Investment related gains (losses), net	$98	$96
Financial futures	Investment related gains (losses), net	(19)	(30)
Foreign currency swaps	Investment related gains (losses), net	(6)	(5)
Foreign currency forwards	Investment related gains (losses), net	2	1
CPI swaps	Investment related gains (losses), net	(3)	(24)
Credit default swaps	Investment related gains (losses), net	(6)	21
Equity options	Investment related gains (losses), net	16	(27)
Longevity swaps	Other revenues	—	6
Subtotal		82	38
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(113)	12
Indexed annuity products	Interest credited	(30)	(50)
Variable annuity products	Investment related gains (losses), net	(50)	(42)
Total non-hedging derivatives		$(111)	$(42)

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at September 30, 2020 and December 31, 2019 (dollars in millions):

	September 30, 2020			December 31, 2019
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$1	$87	1.5	$2	$142	1.7
Subtotal	1	87	1.5	2	142	1.7
BBB+/BBB/BBB-
Single name credit default swaps	2	222	1.7	3	291	1.9
Credit default swaps referencing indices	—	988	4.2	—	873	4.7
Subtotal	2	1,210	3.7	3	1,164	4.0
BB+/BB/BB-
Single name credit default swaps	—	10	1.0	—	—	0.0
Subtotal	—	10	1.0	—	—	0.0
Total	$3	$1,307	3.6	$5	$1,306	3.7

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
The following table provides information relating to the Company’s derivative instruments as of September 30, 2020 and December 31, 2019 (dollars in millions):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged/ Received	Net Amount
September 30, 2020:
Derivative assets	$210	$(36)	$174	$—	$(164)	$10
Derivative liabilities	94	(36)	58	(128)	(60)	(130)
December 31, 2019:
Derivative assets	$137	$(20)	$117	$—	$(119)	$(2)
Derivative liabilities	73	(20)	53	(92)	(52)	(91)

(1)	Includes initial margin posted to a central clearing partner.
Credit Risk
The Company had $12 million in credit exposure related to its derivative contracts as of September 30, 2020. As of December 31, 2019, there was no credit exposure. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments with a positive fair value. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are summarized below (dollars in millions):

September 30, 2020:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$34,259	$—	$31,732	$2,527
Canadian government	4,897	—	4,897	—
RMBS	2,027	—	2,023	4
ABS	2,922	—	2,772	150
CMBS	1,930	—	1,878	52
U.S. government	1,630	1,520	95	15
State and political subdivisions	1,383	—	1,374	9
Other foreign government	5,604	—	5,587	17
Total fixed maturity securities – available-for-sale	54,652	1,520	50,358	2,774
Equity securities	135	75	—	60
Funds withheld at interest – embedded derivatives	7	—	—	7
Cash equivalents	1,835	1,825	10	—
Short-term investments	101	20	75	6
Other invested assets:
Derivatives	174	—	174	—
FVO contractholder-directed unit-linked investments	258	201	57	—
Other	4	—	4	—
Total other invested assets	436	201	235	—
Total	$57,166	$3,641	$50,678	$2,847
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$980	$—	$—	$980
Other liabilities:
Derivatives	58	—	58	—
Total	$1,038	$—	$58	$980

December 31, 2019:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$31,393	$—	$29,207	$2,186
Canadian government	4,612	—	3,908	704
RMBS	2,398	—	2,349	49
ABS	2,978	—	2,865	113
CMBS	1,899	—	1,853	46
U.S. government	2,152	2,030	106	16
State and political subdivisions	1,164	—	1,155	9
Other foreign government	4,525	—	4,509	16
Total fixed maturity securities – available-for-sale	51,121	2,030	45,952	3,139
Equity securities	320	243	—	77
Funds withheld at interest – embedded derivatives	121	—	—	121
Cash equivalents	274	274	—	—
Short-term investments	32	4	26	2
Other invested assets:
Derivatives	117	—	117	—
FVO contractholder-directed unit-linked investments	260	207	53	—
Other	—	—	—	—
Total other invested assets	377	207	170	—
Total	$52,245	$2,758	$46,148	$3,339
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$930	$—	$—	$930
Other liabilities:
Derivatives	53	—	53	—
Total	$983	$—	$53	$930

Quantitative Information Regarding Internally - Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of September 30, 2020 and December 31, 2019 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	September 30, 2020	December 31, 2019			September 30, 2020	December 31, 2019
Assets:
Corporate	$57	$1,070	Market comparable securities	Liquidity premium	0-1% (1%)	0-2% (1%)
				EBITDA Multiple	5.2x-7.0x (6.4x)	5.2x-7.1x (6.7x)
ABS	80	101	Market comparable securities	Liquidity premium	1-18% (1%)	0-4% (1%)
U.S. government	15	16	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Other foreign government	—	16	Market comparable securities	Liquidity premium	—	0-1% (1%)
Equity securities	11	32	Market comparable securities	Liquidity premium	—	4%
				EBITDA Multiple	6.9x-10.6x (7.9x)	6.9x-9.3x (7.8x)

Funds withheld at interest – embedded derivatives	7	121	Total return swap	Mortality	0-100% (3%)	0-100% (2%)
				Lapse	0-35% (13%)	0-35% (13%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	767	768	Discounted cash flow	Mortality	0-100% (3%)	0-100% (2%)
				Lapse	0-35% (13%)	0-35% (10%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (2%)
Interest-sensitive contract liabilities – embedded derivatives – variable annuities	213	163	Discounted cash flow	Mortality	0-100% (2%)	0-100% (1%)
				Lapse	0-25% (4%)	0-25% (5%)
				Withdrawal	0-7% (5%)	0-7% (5%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (13%)	0-27% (12%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended September 30, 2020:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives	Other assets and liabilities, net – longevity and mortality swaps	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$2,308	$17	$153	$24	$62	$5	$(109)	$—	$(930)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—	—	—	—	—
Investment related gains (losses), net	3	—	—	—	(2)	—	116	—	(28)
Interest credited	—	—	—	—	—	—	—	—	(29)
Included in other comprehensive income	(9)	—	(2)	—	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Purchases(1)	341	—	63	—	—	1	—	—	(9)
Sales(1)	(70)	—	(1)	—	—	—	—	—	—
Settlements(1)	(53)	—	(8)	—	—	—	—	—	16
Transfers into Level 3	7	—	7	—	—	—	—	—	—
Transfers out of Level 3	—	—	(6)	—	—	—	—	—	—
Fair value, end of period	$2,527	$17	$206	$24	$60	$6	$7	$—	$(980)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	3	—	—	—	(2)	—	116	—	(31)
Other revenues	—	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	—	(46)
Included in other comprehensive income	(8)	—	(2)	—	—	—	—	—	—

For the nine months ended September 30, 2020:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives	Other assets and liabilities, net – longevity and mortality swaps	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$2,186	$720	$208	$25	$77	$2	$121	$—	$(930)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	1	—	—	—	—	—	—	—	—
Investment related gains (losses), net	(22)	—	—	—	(6)	—	(114)	—	(50)
Interest credited	—	—	—	—	—	—	—	—	(30)
Included in other comprehensive income	(12)	1	(12)	1	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Purchases(1)	651	—	87	—	3	6	—	—	(28)
Sales(1)	(132)	—	(5)	—	—	—	—	—	—
Settlements(1)	(149)	—	(39)	(2)	—	(1)	—	—	58
Transfers into Level 3	8	—	28	—	—	—	—	—	—
Transfers out of Level 3	(4)	(704)	(61)	—	(14)	(1)	—	—	—
Fair value, end of period	$2,527	$17	$206	$24	$60	$6	$7	$—	$(980)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(23)	—	—	—	(6)	—	(114)	—	58
Other revenues	—	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	—	(89)
Included in other comprehensive income	(37)	1	(13)	1	—	—	—	—	—

For the three months ended September 30, 2019:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives	Other assets and liabilities, net – longevity and mortality swaps	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$1,644	$687	$126	$27	$45	$28	$113	$51	$(908)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	4	—	—	—	—	—	—	—
Investment related gains (losses), net	—	—	—	—	2	—	8	—	(42)
Interest credited	—	—	—	—	—	—	—	—	(45)
Included in other comprehensive income	17	16	(1)	—	—	—	—	(2)	—
Other revenues	—	—	—	—	—	—	—	2	—
Purchases(1)	214	—	11	—	1	2	—	—	(17)
Sales(1)	(34)	—	—	—	(1)	—	—	—	—
Settlements(1)	(63)	—	(20)	—	—	—	—	—	23
Transfers into Level 3	27	—	46	—	—	—	—	—	—
Transfers out of Level 3	—	—	(6)	—	—	(27)	—	—	—
Fair value, end of period	$1,805	$707	$156	$27	$47	$3	$121	$51	$(989)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$1	$4	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	—	—	2	—	8	—	45
Other revenues	—	—	—	—	—	—	—	2	—
Interest credited	—	—	—	—	—	—	—	—	(68)

For the nine months ended September 30, 2019:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives	Other assets and liabilities, net – longevity and mortality swaps	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$1,331	$533	$103	$28	$33	$2	$110	$47	$(945)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	11	—	—	—	—	—	—	—
Investment related gains (losses), net	—	—	—	—	8	—	11	—	(42)
Interest credited	—	—	—	—	—	—	—	—	(50)
Included in other comprehensive income	53	153	1	1	—	—	—	(2)	—
Other revenues	—	—	—	—	—	—	—	6	—
Purchases(1)	605	10	54	—	7	30	—	—	(13)
Sales(1)	(59)	—	—	—	(1)	(1)	—	—	—
Settlements(1)	(167)	—	(49)	(2)	—	(1)	—	—	61
Transfers into Level 3	43	—	53	—	—	—	—	—	—
Transfers out of Level 3	(1)	—	(6)	—	—	(27)	—	—	—
Fair value, end of period	$1,805	$707	$156	$27	$47	$3	$121	$51	$(989)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$1	$11	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	—	—	8	—	11	—	(48)
Other revenues	—	—	—	—	—	—	—	6	—
Interest credited	—	—	—	—	—	—	—	—	(111)

(1)
The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. During the nine months ended September 30, 2020 and 2019, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of September 30, 2020 and December 31, 2019 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2019 Annual Report. This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

September 30, 2020:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$5,907	$6,354	$—	$—	$6,354	$—
Policy loans	1,259	1,259	—	1,259	—	—
Funds withheld at interest	5,373	5,737	—	—	5,737	—
Cash and cash equivalents	1,421	1,421	1,421	—	—	—
Short-term investments	53	53	53	—	—	—
Other invested assets	1,387	1,492	4	90	958	440
Accrued investment income	547	547	—	547	—	—
Liabilities:
Interest-sensitive contract liabilities	$17,983	$19,845	$—	$—	$19,845	$—
Long-term debt	3,573	3,816	—	—	3,816	—
Collateral finance and securitization notes	408	368	—	—	368	—

December 31, 2019:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$5,706	$5,935	$—	$—	$5,935	$—
Policy loans	1,319	1,319	—	1,319	—	—
Funds withheld at interest	5,526	5,870	—	—	5,870	—
Cash and cash equivalents	1,175	1,175	1,175	—	—	—
Short-term investments	32	32	32	—	—	—
Other invested assets	1,259	1,278	5	68	803	402
Accrued investment income	493	493	—	493	—	—
Liabilities:
Interest-sensitive contract liabilities	$19,163	$21,542	$—	$—	$21,542	$—
Long-term debt	2,981	3,179	—	—	3,179	—
Collateral finance and securitization notes	598	551	—	—	551	—

(1)
Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.

7.	Segment Information
The accounting policies of the segments are the same as those described in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2019 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets.
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

	Three months ended September 30,		Nine months ended September 30,
Revenues:	2020	2019	2020	2019
U.S. and Latin America:
Traditional	$1,599	$1,610	$4,774	$4,735
Financial Solutions	399	383	861	939
Total	1,998	1,993	5,635	5,674
Canada:
Traditional	309	325	916	955
Financial Solutions	23	24	69	72
Total	332	349	985	1,027
Europe, Middle East and Africa:
Traditional	390	378	1,168	1,132
Financial Solutions	110	117	324	340
Total	500	495	1,492	1,472
Asia Pacific:
Traditional	680	685	1,983	1,992
Financial Solutions	66	46	209	160
Total	746	731	2,192	2,152
Corporate and Other	67	60	149	190
Total	$3,643	$3,628	$10,453	$10,515

	Three months ended September 30,		Nine months ended September 30,
Income (loss) before income taxes:	2020	2019	2020	2019
U.S. and Latin America:
Traditional	$14	$113	$(206)	$180
Financial Solutions	74	119	176	294
Total	88	232	(30)	474
Canada:
Traditional	30	43	97	140
Financial Solutions	6	3	13	8
Total	36	46	110	148
Europe, Middle East and Africa:
Traditional	7	25	40	57
Financial Solutions	92	61	220	151
Total	99	86	260	208
Asia Pacific:
Traditional	78	22	149	93
Financial Solutions	10	2	11	10
Total	88	24	160	103
Corporate and Other	(26)	(41)	(116)	(109)
Total	$285	$347	$384	$824

Assets:	September 30, 2020	December 31, 2019
U.S. and Latin America:
Traditional	$19,929	$19,353
Financial Solutions	25,123	25,117
Total	45,052	44,470
Canada:
Traditional	4,458	4,361
Financial Solutions	13	64
Total	4,471	4,425
Europe, Middle East and Africa:
Traditional	4,288	4,032
Financial Solutions	6,711	6,502
Total	10,999	10,534
Asia Pacific:
Traditional	7,815	6,800
Financial Solutions	4,115	2,557
Total	11,930	9,357
Corporate and Other	9,675	7,945
Total	$82,127	$76,731

8.    Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company’s commitments to fund investments as of September 30, 2020 and December 31, 2019 are presented in the following table (dollars in millions):

	September 30, 2020	December 31, 2019
Limited partnership interests and joint ventures	$634	$685
Commercial mortgage loans	66	243
Bank loans and private placements	226	181
Lifetime mortgages	28	87

The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has a liability for expected credit losses associated with unfunded commitments of approximately $1 million as of September 30, 2020, which is included in other liabilities on the Company’s condensed consolidated balance sheets.
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

Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees).  In addition, RGA has also committed to provide capital support to a third-party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, RGA would recognize a right-of-use asset and lease obligation. As of September 30, 2020, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of September 30, 2020 (dollars in millions):

Commitment Period:	Maximum Potential Obligation
2034	1,243
2035	2,639
2036	3,408
2037	2,850
2038	2,300
2039	11,350

Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration of any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of September 30, 2020 and December 31, 2019 are reflected in the following table (dollars in millions):

	September 30, 2020	December 31, 2019
Treaty guarantees	$1,777	$1,821
Treaty guarantees, net of assets in trust	852	891
Securities borrowing and repurchase arrangements	273	275
Financing arrangements	—	42

9.	Income Tax
The provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 21.0% to pre-tax income as a result of the following for the three and nine months ended September 30, 2020 and 2019, respectively (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Tax provision at U.S. statutory rate	$60	$73	$81	$173
Increase (decrease) in income taxes resulting from:
Tax rate differences on income in other jurisdictions	3	—	17	1
Differences in tax bases in foreign jurisdictions	(4)	(10)	(17)	(31)
Deferred tax valuation allowance	(2)	28	—	51
Amounts related to uncertain tax positions	2	3	9	6
Corporate rate changes	13	—	13	(1)
GILTI, net of credits	4	—	4	—
Equity based compensation	—	(1)	—	(6)
Return to provision adjustments	(3)	(8)	(4)	(4)
Accrued Expenses	(1)	—	(1)	—
Other, net	—	(1)	(1)	—
Total provision for income taxes	$72	$84	$101	$189
Effective tax rate	25.5%	24.3%	26.3%	22.9%

The effective tax rate for the third quarter and first nine months of 2020 was higher than the U.S. Statutory rate of 21.0% primarily as a result of corporate rate changes, primarily in the United Kingdom, global intangible low-taxed income (“GILTI”) and income earned in jurisdictions with tax rates higher than the U.S. Statutory rate. These expenses were partially offset by differences in tax bases of foreign jurisdictions and return to provision adjustments.
The effective tax rates for the third quarter and first nine months of 2019 were higher than the U.S. Statutory rate of 21.0% primarily as a result of valuation allowances established on deferred tax assets in foreign jurisdictions and the accrual of uncertain tax positions, which were partially offset by differences in tax bases of foreign jurisdictions, return to provision adjustments, and tax benefits related to equity compensation.
10.    Employee Benefit Plans
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019
Service cost	$4	$3	$1	$—
Interest cost	1	2	—	1
Expected return on plan assets	(2)	(2)	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of prior actuarial losses	1	1	—	—
Net periodic benefit cost	$4	$4	$1	$1

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service cost	$11	$9	$2	$2
Interest cost	4	5	2	2
Expected return on plan assets	(7)	(5)	—	—
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of prior actuarial losses	3	3	1	1
Net periodic benefit cost	$11	$12	$4	$4

11.	Reinsurance
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At September 30, 2020 and December 31, 2019, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2020 and December 31, 2019, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
The following table presents information for the Company’s reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of September 30, 2020 or December 31, 2019 (dollars in millions):

		September 30, 2020		December 31, 2019
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$403	42.4%	$367	40.6%
Reinsurer B	A+	207	21.8	208	23.0
Reinsurer C	A	63	6.6	84	9.3
Reinsurer D	A++	53	5.6	53	5.9
Reinsurer E	A+	46	4.8	43	4.8
Other reinsurers		178	18.8	149	16.4
Total		$950	100.0%	$904	100.0%

Included in the total reinsurance ceded receivables balance were $262 million and $223 million of claims recoverable, of which $16 million and $15 million were in excess of 90 days past due, as of September 30, 2020 and December 31, 2019, respectively.

12.	Policy Claims and Benefits
The liability for unpaid claims is reported in future policy benefits and other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Nine months ended September 30,
	2020	2019
Balance at beginning of year	$6,786	$6,585
Less: reinsurance recoverable	(564)	(433)
Net balance at beginning of year	6,222	6,152
Incurred:
Current year	8,382	8,204
Prior years	162	108
Total incurred	8,544	8,312
Payments:
Current year	(3,394)	(2,937)
Prior years	(4,683)	(4,775)
Total payments	(8,077)	(7,712)
Other changes:
Interest accretion	27	20
Foreign exchange adjustments	(28)	(100)
Total other changes	(1)	(80)

Net balance at end the period	6,688	6,672
Plus: reinsurance recoverable	627	508
Balance at end of the period	$7,315	$7,180

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
On May 15, 2019, RGA issued 3.9% Senior Notes due May 15, 2029, with a face amount of $600 million. The net proceeds were approximately $594 million and were used in part to repay the Company’s $400 million 6.45% Senior Notes that matured in November 2019. The remainder was used for general corporate purposes. Capitalized issue costs were approximately $5 million.

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
Standards not yet adopted:
Financial Services – Insurance
This guidance significantly changes how insurers account for long-duration insurance contracts. The new guidance also significantly expands the disclosure requirements of long-duration insurance contracts. The new guidance is currently effective for annual and interim reporting periods beginning January 1, 2022. The FASB has agreed to defer the effective date by one year. Upon issuance of a final standard, the new guidance will be effective for annual and interim periods beginning January 1, 2023. Below are the most significant areas of change:
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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update these forward-looking statements, even though the Company’s situation may change in the future. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2019 Annual Report, as may be supplemented by Item 1A – “Risk Factors” in the Company’s subsequent Quarterly Reports on Form 10-Q.

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.4 trillion of life reinsurance in force and assets of $82.1 billion as of September 30, 2020. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance, and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
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
The COVID-19 Pandemic Impact and Update
The ongoing COVID-19 global pandemic continues to cause increases in mortality, morbidity and other insurance risks, as well as significant disruption in the international and U.S. economies and financial markets. The extent to which the Company’s future results continue to be affected by COVID-19 will largely depend on, among other factors, country-specific circumstances, measures by public and private institutions, COVID-19’s impact on all other causes of death and the timing of effective treatments and/or a vaccine for COVID-19. Given these many variables, the Company cannot reliably predict the future impact of the pandemic on its business, results of operations and financial condition. In addition, clients’ ability to write new business in this environment may result in a slowdown in the Company’s new business temporarily; however, much of the Company’s premiums and other revenues are contractually recurring for many years to come.
One of the Company’s priorities continues to be the safety and well-being of its employees and clients, as such its business continuity plans are still activated and the actions taken to protect both employees and clients, such as working from home, restricting travel, conducting meetings remotely, and reinforcing the importance of face coverings, good hygiene and social distancing, also continue. The Company’s offices worldwide are at a minimum adhering to local government mandates and guidelines regarding occupancy levels; however, in certain situations the Company’s guidelines are more restrictive than those of local governments.
The Company has not currently experienced any significant disruptions to its daily operations, despite most of its workforce working remotely. Expenses incurred to implement its business continuity plans, including work from home arrangements, are not material and have been more than offset by reduced travel and other expenses during the three and nine months ended September 30, 2020. However, COVID-19 may heighten operational risks and related impacts, which may include a reduction in new business volumes from slower sales, impacts to the Company’s workforce productivity due to travel restrictions, temporary office closures and increased remote working situations, and potential client delays in paying premiums and reporting claims. The Company is heavily reliant on timely reporting from its clients and other third parties. While operational risks, including privacy and cybersecurity risks, are heightened during remote working situations the Company has implemented increased communication and training related to these risks to all its workforce and continues to monitor its programs, processes and procedures designed to manage these risks.
An infectious pandemic will negatively impact the profitability of the Company’s life and health business due to increased claims; however, given the many variables and uncertainties in the amounts and timing of claims, the Company is unable to reliably predict the ultimate claims it will experience as a result of the pandemic. However, the Company’s longevity business is expected to act as a modest offset to excess life insurance claims. These variables and uncertainties include age, gender, comorbidities, other insured versus general population characteristics, geography-specific institutional and individual mitigating actions, medical capacity, and other factors. To date, general population COVID-19 deaths have been heavily concentrated in individuals aged 70 and older and with pre-existing comorbidities. The Company’s insured population has lower exposure to older ages than the general population and covers a generally healthier population due to underwriting and socioeconomic factors of those purchasing insurance.
The Company’s COVID-19 projection and financial impact models continue to be updated and refined based on updated external data and the Company’s claim experience to date and are subject to the many variables and uncertainties noted above. The financial impact of COVID-19 on the Company is currently projected to be at the low end of previous estimates for the same level of general population deaths as there continues to be significant differences between general and insured population mortality. The U.S. is the key driver of mortality claim costs, followed by the UK and Canada. For the nine months ended September 30, 2020, the Company estimates it has incurred approximately $440 million of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $340 million of that amount being associated with U.S. Individual Mortality. The Company estimates that every additional 10,000 population deaths in the U.S., UK or Canada as a result of COVID-19 would result in the following corresponding excess mortality claims of approximately:

•	$15 million to $25 million in the U.S.,

•	$4 million to $6 million in the UK, and

•	$10 million to 15 million in Canada.
The global financial markets continue to be in a state of uncertainty due to COVID-19 mandated economic shutdowns and historically large and rapid central bank and fiscal policies meant to offset the economic impact of the pandemic. The economic weakness and uncertainty caused by these events may also adversely affect the Company’s financial performance. All investments held by the Company, directly or in a funds withheld at interest reinsurance arrangement, are monitored for conformance with the Company’s stated investment policy limits as well as any limits prescribed by the applicable jurisdiction’s insurance laws and regulations. The current market environment may result in certain investments being downgraded which can affect conformance with these limits. The level of potential impairments will depend on broad economic conditions and the pace at which global economies recover from the effects of COVID-19. In addition, the Company may experience a short-term decrease in cash flows from its commercial mortgage loan portfolio as it assists borrowers that are affected by the current economic environment. See “Investments” for more information.
The Company’s liquidity is monitored and managed on a daily basis to ensure all current and future liquidity demands can be met, and that it maintains access to liquidity resources to meet even extreme tail risk liquidity needs. In addition, RGA maintains a number of arm’s length arrangements for mobilizing liquidity throughout the group. Liquidity has been enhanced by holding more cash received in the course of its normal operating and investing activities. The Company also suspended common stock repurchases until further notice.
Key liquidity resources available to the group include:

•	Holdings of cash and cash equivalents of $3.3 billion as of September 30, 2020,

•	Cash flows from investments, which is approximately $2 billion per year,

•	Access to $850 million of cash through the Company’s committed syndicated credit facility, and

•	Access to over $500 million of cash through the membership in the Federal Home Loan Bank of Des Moines.
In order to further enhance its capital and liquidity position, the Company executed two capital market transactions during the year. On June 5, 2020, the Company completed an offering of its common stock and received net proceeds of approximately $481 million. On June 9, 2020, the Company completed the offering of $600 million aggregate principal amount of its 3.150% Senior Notes due 2030 (the “Senior Notes”), which will be used to repay the $400 million 5.000% senior notes due 2021 and for general corporate purposes. The public offering price of the Senior Notes was 99.472% of the principal amount, and the Company received net proceeds of approximately $593 million.
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
The Company’s primary insurance subsidiaries’ financial strength ratings are strong, with all having an S&P rating of AA-, and some of those also having a Moody’s rating of A1, and an A.M. Best rating of A+. In addition, even though the insurance subsidiaries’

various capital ratios and solvency measures may be somewhat weakened due to the COVID-19 pandemic and the economic environment, RGA believes its various subsidiaries would remain financially solvent under such a pandemic scenario. Reinsurance treaties, whether facultative or automatic, generally provide recapture provisions. Most U.S. based reinsurance treaties include a recapture right for ceding companies, generally after 10 years. Outside of the U.S., treaties primarily include a mutually agreed-upon recapture provision. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer. In some situations, the Company has the right to place assets in trust for the benefit of the ceding company in lieu of recapture. Additionally, certain treaties may grant recapture rights to ceding companies in the event of a significant decrease in RGA Reinsurance Company’s NAIC risk based capital ratio or financial strength rating. The RBC ratio trigger varies by treaty, with the majority between 125% and 225% of the NAIC’s company action level. Financial strength rating triggers vary by reinsurance treaty with the majority of the triggers reached if the specific legal entity’s financial strength rating falls five notches from its current rating of “AA-” to the “BBB” level on the S&P scale. Similar solvency and ratings based on recapture rights exist on treaties with other operating companies. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business but would reduce premiums and insurance liabilities in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the reinsurance treaty. In some cases, the ceding company is required to pay the Company a recapture fee.
Globally, regulators continue to closely monitor the COVID-19 pandemic and its possible impact on the insurance industry. Various regulators and other authorities have been requiring regulated entities to review their business continuity plans and to address potential pandemic risk in their contingency plans. In addition, some regulators have adopted or are considering adopting measures to provide temporary relief in respect to certain regulatory requirements and also to policyholders. These regulatory initiatives have accompanied a range of measures by governments and central banks, such as interest rate cuts and other measures, in a number of jurisdictions to support and stimulate the economy. The Company expects that regulators and other authorities will continue monitoring the spread and effects of COVID-19 closely and adapt their guidance and additional requirements.
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
Consolidated Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:	(Dollars in millions, except per share data)
Net premiums	$2,825	$2,809	$8,434	$8,311
Investment income, net of related expenses	654	679	1,893	1,843
Investment related gains (losses), net:
Impairments and change in allowance for credit losses on fixed maturity securities	13	(9)	(21)	(18)
Other investment related gains (losses), net	53	58	(117)	87
Investment related gains (losses), net	66	49	(138)	69
Other revenues	98	91	264	292
Total revenues	3,643	3,628	10,453	10,515
Benefits and Expenses:
Claims and other policy benefits	2,530	2,470	7,894	7,494
Interest credited	196	226	529	517
Policy acquisition costs and other insurance expenses	374	322	912	894
Other operating expenses	211	210	594	634
Interest expense	43	46	126	129
Collateral finance and securitization expense	4	7	14	23
Total benefits and expenses	3,358	3,281	10,069	9,691
Income before income taxes	285	347	384	824
Provision for income taxes	72	84	101	189
Net income	$213	$263	$283	$635
Earnings per share:
Basic earnings per share	$3.13	$4.19	$4.39	$10.13
Diluted earnings per share	$3.12	$4.12	$4.36	$9.93
Consolidated income before income taxes decreased $62 million, and $440 million, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease in income for the third quarter of 2020 was primarily the result of increased mortality claims in the U.S. and Latin America, Canada and Europe, Middle East and Africa (“EMEA”) Traditional segments, some of which are primarily attributable to the COVID-19 pandemic. The unfavorable mortality claims were partially offset by favorable claim experience in the Asia Pacific Traditional segment and an increase in income before taxes in the Company’s Financial Solutions business. The decrease in income for the first nine months of 2020 was primarily due to unfavorable claim experience across all Traditional segments and lower variable investment; partially offset by an increase in income before taxes in the Company’s Financial Solutions business. In addition to an increase in mortality claims in the U.S. and

Latin America Traditional segment, income for the first nine months of 2020 reflects unfavorable changes in investment related gain (losses) resulting from changes in the fair value of embedded derivatives on modco or funds withheld treaties within the U.S. segment due to changes in interest rates and credit spreads primarily attributable to the disruption and volatility in the global financial markets caused by COVID-19. The effects of the change in fair value of these embedded derivatives on income is discussed below. As discussed in “The COVID-19 Impact and Update” above, the Company estimates it has incurred approximately $440 million of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $340 million of that amount being associated with U.S. Individual Mortality. The Company did experience a higher incidence of older age death claims in the U.S. during the three and nine months ended September 30, 2020, while the cause of death information is not yet available for all claims, the Company’s analysis attributes excess claim costs primarily to COVID-19 or COVID-19 related factors and therefore additional analysis and information from clients will allow the Company to refine the impact of COVID-19 on current quarter and year to date results. Foreign currency fluctuations relative to the prior year increased income before income taxes by $7 million in the third quarter and increased income by $5 million in the first nine months of 2020, as compared to the same periods in 2019.
Consolidated net premiums increased $16 million, or less than 1.0%, and $123 million, or 1.5%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, primarily due to growth in life reinsurance in force. Foreign currency fluctuations increased net premiums by $11 million and decreased net premiums by $67 million in the third quarter and the first nine months of 2020, as compared to the same periods in 2019. Consolidated assumed life insurance in force increased to $3,369.6 billion as of September 30, 2020, from $3,359.8 billion as of September 30, 2019, due to new business production and in force transactions. The Company added new business production, measured by face amount of insurance in force, of $68.3 billion and $98.3 billion during the third quarter of 2020 and 2019, respectively, and $279.2 billion and $248.0 billion during the first nine months of 2020 and 2019, respectively.
Consolidated investment income, net of related expenses, decreased $25 million, or 3.7%, and increased $50 million, or 2.7%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease for the three month period ended September 30, 2020, is primarily the result of a decrease in variable investment income associated with joint venture and limited partnership investments and a decrease in yields in the current period as compared to the same period in the prior year. The increase in investment income, net of related expenses in the first nine months is primarily attributable to an increase in the average invested asset base. Investment income is affected by changes in the fair value of the Company’s funds withheld at interest assets associated with the reinsurance of certain equity-indexed annuity (“EIA”) products. The re-measurement of these funds withheld assets decreased investment income by $5 million in the third quarter and decreased investment income by $25 million in the first nine months of 2020. The effect on investment income of the EIA's market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income.
Average invested assets at amortized cost, excluding spread related business, for the nine months ended September 30, 2020, were $30.5 billion, an 8.0% increase over September 30, 2019. The average yield earned on investments, excluding spread related business, was 3.66% and 4.83% for the third quarter of 2020 and 2019, respectively, and 3.93% and 4.57% for the nine months ended September 30, 2020 and 2019, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, prepayment fees, make-whole premiums and changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods in addition to higher cash balances held by the Company during the COVID-19 pandemic.
Total investment related gains (losses), net were $66 million and $49 million for the third quarter of 2020 and 2019, respectively, and $(138) million and $69 million for the first nine months of 2020 and 2019, respectively. A portion of investment related gains (losses) was offset by changes in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis, reflecting the impact of changes in interest rates and credit spreads on the calculation of fair value, which fluctuated significantly during the year as a result of the economic uncertainty and market disruptions caused by the COVID-19 pandemic. Changes in the fair value of these embedded derivatives increased (decreased) investment related gains by $116 million and $9 million for the third quarter of 2020 and 2019, respectively, and $(113) million and $12 million for the first nine months of 2020 and 2019, respectively. The Company recognized $21 million of impairment losses and changes in the credit allowance for its available-for-sale fixed maturities for the nine months ended September 30, 2020, For the third quarter of 2020, the Company recognized a $13 million gain related to impairment losses and changes in the credit allowance for its available-for-sale fixed maturities as new allowances were offset by sales and improved fair values on previously impaired securities. The valuation allowance on mortgage loans increased by $8 million and $38 million for the three and nine month ended September 30, 2020, respectively. The change in both the credit allowance for available-for-sale fixed maturity securities and the valuation allowance on mortgage loans is primarily attributable to the economic uncertainty caused by COVID-19. See the Investment section within Management Discussion and Analysis, Note 4 – “Investments” and Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives.

The effective tax rate on a consolidated basis was 25.5% and 24.3% for the third quarter 2020 and 2019, respectively, and 26.3% and 22.9% for the first nine months of 2020 and 2019, respectively. See Note 9 – “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rates.
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modco or funds withheld treaties, EIA treaties and variable annuities with guaranteed minimum benefit riders. The Company utilizes freestanding derivatives to minimize the income statement volatility due to changes in the fair value of embedded derivatives associated with guaranteed minimum benefit riders. The following table presents the effect of embedded derivatives and related freestanding derivatives on income before income taxes for the periods indicated (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Modco/Funds withheld:
Unrealized gains (losses)	$116	$9	$(113)	$12
Deferred acquisition costs/retrocession	(65)	(9)	50	(18)
Net effect	51	—	(63)	(6)
EIAs:
Unrealized gains (losses)	(5)	(36)	(25)	(56)
Deferred acquisition costs/retrocession	—	17	10	27
Net effect	(5)	(19)	(15)	(29)
Guaranteed minimum benefit riders:
Unrealized gains (losses)	(29)	(42)	(50)	(42)
Related freestanding derivatives, net of deferred acquisition costs/retrocession	(30)	39	63	41
Net effect	(59)	(3)	13	(1)
Total net effect after freestanding derivatives	$(13)	$(22)	$(65)	$(36)

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

For the three months ended September 30, 2020:		Financial Solutions
(dollars in millions)		Asset-Intensive	Capital Solutions	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,420	$13	$—	$1,433
Investment income, net of related expenses	180	272	1	453
Investment related gains (losses), net	(8)	59	—	51
Other revenues	7	26	28	61
Total revenues	1,599	370	29	1,998
Benefits and expenses:
Claims and other policy benefits	1,343	50	—	1,393
Interest credited	19	163	—	182
Policy acquisition costs and other insurance expenses	189	99	2	290
Other operating expenses	34	8	3	45
Total benefits and expenses	1,585	320	5	1,910
Income before income taxes	$14	$50	$24	$88

For the three months ended September 30, 2019:		Financial Solutions
(dollars in millions)		Asset-Intensive	Capital Solutions	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,404	$12	$—	$1,416
Investment income, net of related expenses	210	254	1	465
Investment related gains (losses), net	(10)	58	—	48
Other revenues	6	36	22	64
Total revenues	1,610	360	23	1,993
Benefits and expenses:
Claims and other policy benefits	1,241	49	—	1,290
Interest credited	20	183	—	203
Policy acquisition costs and other insurance expenses	201	21	—	222
Other operating expenses	35	7	4	46
Total benefits and expenses	1,497	260	4	1,761
Income before income taxes	$113	$100	$19	$232

For the nine months ended September 30, 2020:		Financial Solutions
(dollars in millions)		Asset-Intensive	Capital Solutions	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$4,247	$40	$—	$4,287
Investment income, net of related expenses	518	746	4	1,268
Investment related gains (losses), net	(8)	(86)	—	(94)
Other revenues	17	78	79	174
Total revenues	4,774	778	83	5,635
Benefits and expenses:
Claims and other policy benefits	4,268	152	—	4,420
Interest credited	56	431	—	487
Policy acquisition costs and other insurance expenses	559	68	4	631
Other operating expenses	97	22	8	127
Total benefits and expenses	4,980	673	12	5,665
Income before income taxes	$(206)	$105	$71	$(30)

For the nine months ended September 30, 2019:		Financial Solutions
(dollars in millions)		Asset-Intensive	Capital Solutions	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$4,171	$28	$—	$4,199
Investment income, net of related expenses	569	655	3	1,227
Investment related gains (losses), net	(20)	76	—	56
Other revenues	15	109	68	192
Total revenues	4,735	868	71	5,674
Benefits and expenses:
Claims and other policy benefits	3,834	146	—	3,980
Interest credited	59	396	—	455
Policy acquisition costs and other insurance expenses	557	65	5	627
Other operating expenses	105	24	9	138
Total benefits and expenses	4,555	631	14	5,200
Income before income taxes	$180	$237	$57	$474
Income before income taxes decreased by $144 million, and $504 million, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease in income before income taxes was primarily related to a significant increase in claim frequency within the individual mortality business. While the cause of death is not yet available for all claims, the Company believes the excess claim costs are primarily attributable to COVID-19 or COVID-19 related factors as the Company did experience a higher incidence of older age death claims in the U.S. during the three months and nine months ended September 30, 2020, and the highest mortality ratios were in states with the highest general population COVID-19 deaths. Also, contributing to the three and nine months variance were lower investment related losses. For the nine months ended September 30, 2020, changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis also contributed to the variance. The volatility in the financial markets as a result of the COVID-19 pandemic, was the primary driver of this change.
Traditional Reinsurance
Income before income taxes for the U.S. and Latin America Traditional segment decreased by $99 million, and $386 million, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decreases were primarily related to unfavorable individual mortality experience from a higher than expected count of claims. While the cause of death is not yet available for all claims, the Company believes the excess claims are primarily attributable to COVID-19 or COVID-19 related factors. In addition, the segment reported lower variable investment income year over year.
Net premiums increased $16 million, or 1.1%, and $76 million, or 1.8%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increases in net premiums in the third quarter and first nine months were due to organic growth as well as new sales. The segment added new individual life business production, measured by face amount of insurance in force of $24.6 billion and $23.9 billion for the third quarter and $83.9 billion and $77.4 billion for the first nine months of 2020 and 2019, respectively.
Net investment income decreased $30 million, or 14.3%, and $51 million, or 9.0%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease in the third quarter and first nine months was primarily related to less variable investment income and lower overall yields. Investment related gains (losses), net increased $2 million and $12 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019 as result of changes in the fair value of embedded derivatives related to modified coinsurance and funds withheld treaties as a result of changes in interest rates and credit spreads.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 94.6% and 88.4% for the third quarter and 100.5% and 91.9%, for the nine months ended September 30, 2020 and 2019, respectively. The increase in the loss ratio for the third quarter was primarily due to a high frequency of claims in the individual mortality line of business. As explained above, while the cause of death is not yet available for all claims, the Company estimates that approximately $100 million and $340 million of individual mortality excess claims, for the three and nine months ended September 30, 2020, respectively, were attributable to COVID-19 and COVID-19 related factors.
Interest credited expense decreased $1 million, or 5.0%, and $3 million, or 5.1%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.3% and 14.4% for the third quarter and 13.2% and 13.4% for the nine months ended September 30, 2020 and 2019, respectively. While these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses decreased $1 million, or 2.9%, and $8 million, or 7.6%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease in the third quarter and first nine months was primarily due to lower salaries and fringe costs related to incentive-based compensation accruals. Other operating expenses, as a percentage of net premiums were 2.4% and 2.5% for the third quarter and 2.3% and 2.5% first nine months of 2020 and 2019, respectively. The expense ratio tends to fluctuate only slightly from period to period due to the maturity and scale of this segment.
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

(dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Total revenues	$370	$360	$778	$868
Less:
Embedded derivatives – modco/funds withheld treaties	124	18	(105)	32
Guaranteed minimum benefit riders and related free standing derivatives	(63)	(1)	50	—
Revenues before certain derivatives	309	343	833	836
Benefits and expenses:
Total benefits and expenses	320	260	673	631
Less:
Embedded derivatives – modco/funds withheld treaties	66	9	(50)	18
Guaranteed minimum benefit riders and related free standing derivatives	(4)	2	37	1
Equity-indexed annuities	5	19	15	29
Benefits and expenses before certain derivatives	253	230	671	583
Income before income taxes:
Income before income taxes	50	100	105	237
Less:
Embedded derivatives – modco/funds withheld treaties	58	9	(55)	14
Guaranteed minimum benefit riders and related free standing derivatives	(59)	(3)	13	(1)
Equity-indexed annuities	(5)	(19)	(15)	(29)
Income before income taxes and certain derivatives	$56	$113	$162	$253
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the nine months ended September 30, 2020 and 2019.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased (decreased) income before income taxes by $58 million and $9 million for the third quarter and $(55) million and $14 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in income for the third quarter was primarily due to tightening credit spreads. The decrease in income for the first nine months of 2020 was primarily due to widening credit spreads, partially offset by lower interest rates, both of which were primarily attributable to the recent disruption in the global financial markets caused by the COVID-19 pandemic.
Guaranteed Minimum Benefit Riders – Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of the embedded derivatives on guaranteed minimum benefits are net of an increase (decrease) in investment related gains (losses), net of $(49) million and $3 million for the third quarter and $79 million and $1 million for the nine months ended September 30, 2020 and 2019, respectively, associated with the Company’s utilization of a credit valuation adjustment.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased (decreased) income before income taxes by $(59) million and $(3) million for the third quarter and $13 million and $(1) million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in income for the three months ended September 30, 2020 was due to the decrease in credit valuation adjustment, which was primarily attributable to the recent disruption in the global financial markets caused by the COVID-19 pandemic, and the annual update of best estimate actuarial assumptions to account for lower policyholder lapse experience. The increase in income for the nine months ended September 30, 2020, was due to the increase in credit valuation adjustment, which was primarily attributable to the recent disruption in the global financial markets caused by the COVID-19 pandemic, partially offset by the annual update of best estimate actuarial assumptions to account for lower policyholder lapse experience.
Equity-Indexed Annuities – Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities decreased income before income taxes by $5 million and $19 million for the third quarter and $15 million and $29 million for the nine months ended September 30, 2020 and 2019, respectively.  The decreases in income for the third quarter and first nine months of 2020 were primarily due to declining interest rates.
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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives decreased by $57 million and $91 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease for the three months and nine months ended September 30, 2020, was primarily due to lower investment related gains (losses), net in coinsurance and funds withheld portfolios. Funds withheld capital gains (losses) are reported in investment income.
Revenue before certain derivatives decreased by $34 million and by $3 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease in the third quarter was primarily due to lower investment related gains (losses), net, partially offset by the change in fair value of equity options associated with the reinsurance of EIAs. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited. The decrease in the first nine months of 2020 was primarily due to lower investment related gains (losses), net, partially offset by full year contributions from asset-intensive transactions executed in 2019.
Benefits and expenses before certain derivatives increased by $23 million and $88 million for the three and nine months ended September 30, 2020, as compared to the same period in 2019. The increases in the third quarter and first nine months were primarily due to full year contributions from asset-intensive transactions executed in 2019 and by higher interest credited associated with the reinsurance of EIAs. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment decreased to $23.6 billion as of September 30, 2020 from $24.7 billion as of September 30, 2019. As of September 30, 2020, $3.2 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
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
Income before income taxes increased $5 million, or 26.3%, and $14 million, or 24.6%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increases were primarily due to the growth from new transactions and organic growth on existing transactions.
At September 30, 2020 and 2019, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $20.4 billion and $15.9 billion, respectively. The increase was primarily due to new transactions offsetting the termination of certain agreements, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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

(dollars in millions)	Three months ended September 30,
	2020			2019
Revenues:	Traditional	Financial Solutions	Total Canada	Traditional	Financial Solutions	Total Canada
Net premiums	$254	$21	$275	$271	$22	$293
Investment income, net of related expenses	52	—	52	53	1	54
Investment related gains (losses), net	2	—	2	1	—	1
Other revenues	1	2	3	—	1	1
Total revenues	309	23	332	325	24	349
Benefits and expenses:
Claims and other policy benefits	225	17	242	216	20	236
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	44	—	44	57	—	57
Other operating expenses	10	—	10	9	1	10
Total benefits and expenses	279	17	296	282	21	303
Income before income taxes	$30	$6	$36	$43	$3	$46

(dollars in millions)	Nine months ended September 30,
	2020			2019
Revenues:	Traditional	Financial Solutions	Total Canada	Traditional	Financial Solutions	Total Canada
Net premiums	$768	$62	$830	$790	$67	$857
Investment income, net of related expenses	151	1	152	153	2	155
Investment related gains (losses), net	(4)	—	(4)	11	—	11
Other revenues	1	6	7	1	3	4
Total revenues	916	69	985	955	72	1,027
Benefits and expenses:
Claims and other policy benefits	661	54	715	622	61	683
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	131	1	132	168	1	169
Other operating expenses	27	1	28	25	2	27
Total benefits and expenses	819	56	875	815	64	879
Income before income taxes	$97	$13	$110	$140	$8	$148
Income before income taxes decreased by $10 million, or 21.7%, and $38 million, or 25.7%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease in income before income taxes for the third quarter is primarily due to unfavorable individual life mortality experience compared to favorable experience for the same period in 2019. The decrease in income before income taxes for the first nine months is primarily due to less favorable individual life mortality experience compared to the same period in 2019. Foreign currency exchange fluctuations in the Canadian dollar resulted in a decrease in income before income taxes of $1 million for the nine months ended September 30, 2020, as compared to the same period in 2019.
Traditional Reinsurance
Income before income taxes for the Canada Traditional segment decreased by $13 million, or 30.2%, and $43 million, or 30.7%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease in income before income taxes for the third quarter is primarily due to unfavorable individual life mortality experience compared to favorable experience for the same period in 2019. The decrease in income before income taxes for the first nine months is primarily due to less favorable individual life mortality experience compared to the same period in 2019. See “The COVID-19 Impact and Update” above for more information regarding the impact of COVID-19. Foreign currency exchange fluctuations in the Canadian dollar resulted in a decrease in income before income taxes of $1 million for the nine months ended September 30, 2020, as compared to the same period in 2019.
Net premiums decreased by $17 million, or 6.3%, and $22 million, or 2.8%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decreases in net premiums in 2020 were primarily due to foreign currency losses, an anticipated reduction in the base of the offshore creditors business and a non-recurring payment received in the third quarter of 2019 relating to a block of existing business, partially offset by a new inforce block transaction effective January 1, 2020. Foreign currency exchange fluctuations in the Canadian dollar resulted in a decrease in net premiums of $2 million and $14 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019.
Net investment income decreased $1 million, or 1.9%, and $2 million, or 1.3%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net investment income of $3 million for the nine months ended September 30, 2020, as compared to the same period in 2019.
Other revenues increased by $1 million and were unchanged for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The variance was primarily due to gains and losses related to foreign currency transactions.
Loss ratios for this segment were 88.6% and 79.7% for the third quarter and 86.1% and 78.7% for the nine months ended September 30, 2020 and 2019, respectively. The increase in the loss ratio for the third quarter is primarily due to unfavorable individual life mortality experience as compared to favorable experience for the same period in 2019. The increase in the loss ratio for the first nine months is primarily due to less favorable individual life mortality experience compared to the same period in 2019. Approximately $3 million and $11 million of claims for the three and nine months ended September 30, 2020, were identified as COVID-19 related and contributed to the higher loss ratios in 2020.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 17.3% and 20.9% for the third quarter and 17.1% and 21.2% for the nine months ended September 30, 2020 and 2019, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. The decreases in the policy acquisition and other insurance expenses as percentage of net premiums was the result of a reduction in creditor business which has higher allowances than other businesses. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased $1 million, or 11.1%, and $2 million, or 8.0%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. Other operating expenses as a percentage of net premiums were 3.9% and 3.2% for the third quarter and 3.5% and 3.2% for the nine month periods ended September 30, 2020 and 2019, respectively.
Financial Solutions Reinsurance
Income before income taxes increased $3 million, or 100%, and $5 million, or 62.5%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increases in income were primarily due to a new transaction completed at the end of 2019.
Net premiums decreased $1 million, or 4.5%, and $5 million, or 7.5%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decreases were primarily due to decreases of in force longevity premiums. Foreign currency exchange fluctuations in the Canadian dollar resulted in a decrease in net premiums of $1 million for the nine months ended September 30, 2020, as compared to the same period in 2019.
Claims and other policy benefits decreased $3 million, or 15.0%, and $7 million, or 11.5%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decreases were primarily a result of more favorable claims experience in the longevity block of business compared to the same period last year.
Europe, Middle East and Africa Operations
The EMEA operations include business generated by its offices principally in France, Germany, Ireland, Italy, the Middle East, the Netherlands, Poland, South Africa, Spain and the United Kingdom (“UK”). EMEA consists of two major segments: Traditional and Financial Solutions. The Traditional segment primarily provides reinsurance through yearly renewable term and coinsurance agreements on a variety of life, health and critical illness products. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. The Financial Solutions segment consists of reinsurance and other transactions associated with longevity closed blocks, payout annuities, capital management solutions and financial reinsurance.

(dollars in millions)	Three months ended September 30,
	2020			2019
Revenues:	Traditional	Financial Solutions	Total EMEA	Traditional	Financial Solutions	Total EMEA
Net premiums	$371	$58	$429	$359	$55	$414
Investment income, net of related expenses	18	46	64	17	55	72
Investment related gains (losses), net	—	4	4	—	2	2
Other revenues	1	2	3	2	5	7
Total revenues	390	110	500	378	117	495
Benefits and expenses:
Claims and other policy benefits	331	5	336	297	34	331
Interest credited	—	(1)	(1)	—	12	12
Policy acquisition costs and other insurance expenses	28	1	29	27	—	27
Other operating expenses	24	13	37	29	10	39
Total benefits and expenses	383	18	401	353	56	409
Income before income taxes	$7	$92	$99	$25	$61	$86

(dollars in millions)	Nine months ended September 30,
	2020			2019
Revenues:	Traditional	Financial Solutions	Total EMEA	Traditional	Financial Solutions	Total EMEA
Net premiums	$1,113	$168	$1,281	$1,074	$164	$1,238
Investment income, net of related expenses	55	135	190	54	150	204
Investment related gains (losses), net	—	14	14	—	8	8
Other revenues	—	7	7	4	18	22
Total revenues	1,168	324	1,492	1,132	340	1,472
Benefits and expenses:
Claims and other policy benefits	966	71	1,037	905	130	1,035
Interest credited	—	(2)	(2)	—	27	27
Policy acquisition costs and other insurance expenses	90	3	93	84	2	86
Other operating expenses	72	32	104	86	30	116
Total benefits and expenses	1,128	104	1,232	1,075	189	1,264
Income before income taxes	$40	$220	$260	$57	$151	$208
Income before income taxes increased by $13 million, or 15.1%, and $52 million, or 25.0%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increases in income before income taxes were primarily due to favorable performance on closed block longevity business offset by poor mortality experience mainly from the impact of COVID-19. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $6 million and $2 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019.
Traditional Reinsurance
Income before income taxes decreased $18 million and $17 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. Poor mortality experience, primarily due to the impact of COVID-19, as well as poor morbidity experience was partially offset by a decrease in general expenses. The decrease in income for the first nine months was primarily due to a worsening of mortality experience, mainly due to COVID-19 claims as well as poor morbidity experience, partially offset by lower general expenses. See “The COVID-19 Impact and Update” above for more information regarding the impact of COVID-19. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $2 million and $1 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019.
Net premiums increased $12 million, or 3.3%, and $39 million, or 3.6%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increase in net premiums for the three and nine months were due to an increase in business volume from new treaties. Additionally, foreign currency exchange fluctuations increased net premiums by $6 million and decreased net premiums by $27 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage (morbidity risk), primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $43 million and $49 million for the third quarter and $125 million and $136 million for the first nine months of 2020 and 2019, respectively.
Net investment income increased $1 million, or 5.9%, and $1 million, or 1.9%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increase is primarily due to an increase in the invested asset base from business growth, partially offset by a decrease in investment yields. Foreign currency exchange fluctuations resulted in a decrease in net investment income of $2 million for the nine months ended September 30, 2020, as compared to the same period in 2019.
Loss ratios for this segment were 89.2% and 82.7% for the third quarter and 86.8% and 84.3% for the first nine months ended September 30, 2020 and 2019, respectively. The increases in loss ratios were due to normal claims variability and the impact of approximately $13 million of COVID-19 related claims reported during the third quarter of 2020. Approximately $42 million of COVID-19 related claims have been reported for the nine months ended September 30, 2020.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 7.5% and 7.4% for the third quarter and 8.1% and 7.8% for the first nine months ended September 30, 2020 and 2019, respectively. Changes in the percentages are due primarily to variations in the mixture of business.
Other operating expenses decreased $5 million, or 17.2%, and $14 million, or 16.3%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The current periods have benefited from reduced incentive-based compensation and travel expenses primarily attributable to COVID-19. Foreign currency fluctuations resulted in a decrease in operating expenses of $2 million for the nine months ended September 30, 2020, as compared to the same period in 2019. Other operating expenses as a percentage of net premiums totaled 6.5% and 8.1% for the third quarter and 6.5% and 8.0% for the first nine months ended September 30, 2020 and 2019, respectively.
Financial Solutions Reinsurance
Income before income taxes increased by $31 million, or 50.8%, and $69 million, or 45.7%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increases were primarily due to favorable termination experience on closed longevity blocks. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $4 million and $1 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019.
Net premiums increased by $3 million, or 5.5%, and $4 million, or 2.4%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increases in net premiums were due to higher new business volumes of closed longevity business. Foreign currency exchange fluctuations increased net premiums by $3 million for the three months ended September 30, 2020, as compared to the same period in 2019.
Net investment income decreased by $9 million, or 16.4%, and by $15 million, or 10.0%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decreases in investment income were primarily due to a decrease in investment income associated with unit-linked policies which fluctuate with market performance partly offset by an increase in the invested asset base from business growth. The effect on investment income related to unit-linked products is substantially offset by a corresponding change in interest credited. Foreign currency exchange fluctuations resulted in an increase in net investment income of $2 million for the three months ended September 30, 2020, as compared to the same period in 2019.
Investment related gains (losses) net, increased by $2 million and $6 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increases were primarily due to increases in the fair market value of derivative hedging instruments.
Other revenues decreased by $3 million, or 60.0%, and $11 million, or 61.1%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decreases in other revenues primarily relates to fees from a treaty that terminated in the fourth quarter of 2019 and a one-time fee received related to a new payout annuity transaction completed in the second quarter of 2019. Foreign currency exchange fluctuations resulted in a decrease in other revenues of $1 million for the nine months ended September 30, 2020, as compared to the same period in 2019.
Claims and other policy benefits decreased $29 million, or 85.3%, and $59 million, or 45.4%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease in the third quarter and the first nine months was primarily due to favorable termination experience on closed block longevity business. Foreign currency exchange fluctuations resulted in a decrease in claims and other policy benefits of $2 million for the nine months ended September 30, 2020, as compared to the same period in 2019.
Interest credited expense decreased by $13 million and $29 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked products. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
Other operating expenses increased $3 million, or 30.0%, and $2 million, or 6.7%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increase is due to growth in operations and is in line with expected expense levels needed to support the business.
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

(dollars in millions)	Three months ended September 30,
	2020			2019
Revenues:	Traditional	Financial Solutions	Total Asia Pacific	Traditional	Financial Solutions	Total Asia Pacific
Net premiums	$653	$35	$688	$656	$30	$686
Investment income, net of related expenses	22	22	44	27	10	37
Investment related gains (losses), net	—	—	—	—	(1)	(1)
Other revenues	5	9	14	2	7	9
Total revenues	680	66	746	685	46	731
Benefits and expenses:
Claims and other policy benefits	525	33	558	585	28	613
Interest credited	—	13	13	—	7	7
Policy acquisition costs and other insurance expenses	33	5	38	40	5	45
Other operating expenses	44	5	49	38	4	42
Total benefits and expenses	602	56	658	663	44	707
Income (loss) before income taxes	$78	$10	$88	$22	$2	$24

(dollars in millions)	Nine months ended September 30,
	2020			2019
Revenues:	Traditional	Financial Solutions	Total Asia Pacific	Traditional	Financial Solutions	Total Asia Pacific
Net premiums	$1,896	$140	$2,036	$1,909	$108	$2,017
Investment income, net of related expenses	76	60	136	77	31	108
Investment related gains (losses), net	—	(18)	(18)	—	2	2
Other revenues	11	27	38	6	19	25
Total revenues	1,983	209	2,192	1,992	160	2,152
Benefits and expenses:
Claims and other policy benefits	1,594	127	1,721	1,699	97	1,796
Interest credited	—	37	37	—	20	20
Policy acquisition costs and other insurance expenses	116	24	140	79	20	99
Other operating expenses	124	10	134	121	13	134
Total benefits and expenses	1,834	198	2,032	1,899	150	2,049
Income before income taxes	$149	$11	$160	$93	$10	$103
Income before income taxes increased by $64 million, or 266.7%, and $57 million, or 55.3%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increase in income before income taxes for the three months ended September 30, 2020, was primarily due to favorable claims experience in Asia and a modest profit in Australia compared to losses in the prior period, as well as continued growth of Financial Solutions Reinsurance in Asia. The increase in income before income taxes for the first nine months is primarily attributable to net favorable claims experience across the segment. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $1 million and $3 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019.
Traditional Reinsurance
Income before income taxes increased by $56 million, or 254.5%, and $56 million, or 60.2%, for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. The increase in income before income taxes for the three months ended September 30, 2020, was the result of net favorable claims experience in Asia as compared to the same period in 2019, and a modest profit in Australia compared to losses in the same period in 2019. Income before income taxes for the nine months ended September 30, 2020, increased due to net favorable claims experience across the segment. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $1 million and $2 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019.
Net premiums decreased by $3 million, or 0.5%, and $13 million, or 0.7%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. Premiums for the three months and nine months ended September 30, 2020, are reflective of new business growth in Asia, partially offset by premium reductions in Australia group business as a result of the non-renewal of two large group treaties effective June 30, 2020. Foreign currency exchange fluctuations resulted in an increase in net premiums of $6 million and a decrease of $22 million for the three and nine months of 2020, as compared to the same periods in 2019.
Net premiums earned from the reinsurance of critical illness (morbidity risk) in the segment, which is offered primarily in South Korea, Australia, China and Hong Kong, totaled $294 million and $294 million for the third quarter and $796 million and $789 million for the first nine months ended September 30, 2020 and 2019, respectively. Critical illness coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness.
Net investment income decreased by $5 million, or 18.5%, and $1 million, or 1.3%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease for the third quarter was due to a lower investment yields. Foreign currency exchange fluctuations resulted in a decrease in net investment income of $2 million for the nine months ended September 30, 2020, as compared to the same period in 2019.
Other revenues increased by $3 million, or 150.0%, and $5 million, or 83.3%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increases are primarily related to recapture fees in Asia. Fluctuations in other revenues are driven by foreign currency gains and losses in each period.
Loss ratios for this segment were 80.4% and 89.0% for the third quarter and 84.1% and 89.0% for the nine months ended September 30, 2020 and 2019, respectively. The decreases in the loss ratio for the third quarter and for the nine months ended September 30, 2020, as compared to the same period in 2019, were primarily due to favorable claims experience across the segment. Based on client reporting received to date, the impact of COVID-19 claims was not material to the segment during the third quarter of 2020.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 5.1% and 6.1% for the third quarter and 6.1% and 4.1% for the nine months ended September 30, 2020 and 2019, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums fluctuates periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses increased $6 million, or 15.8%, and $3 million, or 2.5%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increase for the three months ended September 30, 2020 is primarily attributable to growth in headcount across Asia to manage the business growth in the region, partially offset by lower travel expenses primarily attributable to COVID-19. The nine months ended September 30, 2020 also benefited from lower incentive-based compensation expense. Other operating expenses as a percentage of net premiums totaled 6.7% and 6.1% for the third quarter and 6.5% and 6.4% for the first nine months ended September 30, 2020 and 2019, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Financial Solutions Reinsurance
Income before income taxes increased by $8 million and $1 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increase in income before income taxes for the third quarter was primarily due to new business growth in Asia. The increase in income for the nine months ended September 30, 2020, was due to new business growth in Asia, partially offset by a decline in investment related gains (losses), net. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $1 million for the nine months ended September 30, 2020, as compared to the same period in 2019.
Net premiums increased $5 million and $32 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increases were attributable to new asset-intensive transactions in Asia. Foreign currency exchange fluctuations increased net premiums by $1 million for the nine months ended September 30, 2020, as compared to the same period in 2019.
Net investment income increased $12 million, or 120.0%, and $29 million, or 93.5%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019 primarily due to an increase in invested asset base, partially offset by lower investment yields. Foreign currency exchange fluctuations had a negligible impact on net investment income for the three and nine months ended September 30, 2020, as compared to the same periods in 2019.
Other revenues, which primarily represents fees earned on financial reinsurance transactions, increased by $2 million, or 28.6%, and $8 million, or 42.1%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. At September 30, 2020 and 2019, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $2.9 billion and $3.3 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits increased by $5 million and $30 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increases were attributable to new asset-intensive transactions in Asia.
Other operating expenses increased by $1 million, or 25.0%, and decreased by $3 million, or 23.1%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, respectively. The increase in other operating expense is primarily due to new business growth partially offset by lower travel and other expenses primarily attributable to COVID-19. The decrease in the first nine months is related to lower travel expenses primarily attributable to COVID-19 as well as lower incentive-based compensation expense. The timing of transactions and the level of costs associated with the entrance into and development of new markets and new transactions within the segment may cause other operating expenses to fluctuate over periods of time.
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

(dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Net premiums	$—	$—	$—	$—
Investment income, net of related expenses	41	51	147	149
Investment related gains (losses), net	9	(1)	(36)	(8)
Other revenues	17	10	38	49
Total revenues	67	60	149	190
Benefits and expenses:
Claims and other policy benefits	1	—	1	—
Interest credited	2	4	7	15
Policy acquisition costs and other insurance income	(27)	(29)	(84)	(87)
Other operating expenses	70	73	201	219
Interest expense	43	46	126	129
Collateral finance and securitization expense	4	7	14	23
Total benefits and expenses	93	101	265	299
Income (loss) before income taxes	$(26)	$(41)	$(116)	$(109)
Income (loss) before income taxes increased by $15 million and decreased by $7 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increase in income (loss) before income taxes for the third quarter was primarily due to increases in investment related gains and other revenues, and a decrease in total benefits and expenses, partially offset by lower investment income. The decrease in income (loss) before income taxes for the first nine months was primarily due to an increase in investment related losses and a decrease in other revenue, partially offset by lower other operating expenses.
Net investment income decreased by $10 million, or 19.6%, and $2 million, or 1.3%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decreases in the third quarter and first nine months were largely attributable to lower yield on unallocated invested assets and higher cash balances, partially offset by an increase in unallocated invested asset base.
Net investment related gains (losses) increased by $10 million and decreased by $28 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increase in the third quarter gains was primarily due to a decrease in the allowance for credit losses on fixed maturity securities available-for-sale of $12 million and favorable fluctuations in the fair value of derivatives, partially offset by losses on the sale of fixed maturity securities and lower variable investment income from limited partnerships, which can be highly variable from period to period. The decrease in the first nine months of 2020 was primarily due to an increase in the valuation allowance on mortgage loans of $16 million, primarily attributable to the economic uncertainty caused by COVID-19, decreases in the fair value of equity securities and lower variable investment income from limited partnerships, which can be highly variable from period to period, partially offset by favorable fluctuations in the fair value of derivatives.
Other revenues increased by $7 million and decreased by $11 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The increase in the third quarter was primarily due to favorable foreign exchange rate fluctuations. The decrease in the first nine months of 2020 was mainly due to changes in the cash surrender value of corporate owned life insurance policies, partially offset by favorable foreign exchange rate fluctuations. Additionally, prior year results included a recapture of a collateral finance transaction, which resulted in a $13 million fee paid to the Company. The Company’s RGAx operations contributed $12 million and $31 million to other revenues for the three and nine months ended September 30, 2020 compared to $12 million and $38 million in the prior year periods.
Policy acquisition costs and other insurance expense increased $2 million, or 6.9%, and $3 million, or 3.4%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. Fluctuations period over period were attributable to the offset to capital charges allocated to the operating segments.
Other operating expenses decreased by $3 million, or 4.1%, and $18 million, or 8.2%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease in other operating expenses for both periods presented was primarily due to lower incentive-based compensation expense as well as lower travel expenses, consulting fees and contract labor expenses.
Interest expense decreased by $3 million, or 6.5%, and $3 million, or 2.3%, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease in interest expense was primarily due to decreases in tax-related interest expense, partially offset by higher interest expense due the 2020 debt issuance.
Liquidity and Capital Resources
Overview
The Company believes that cash flows from the source of funds available to it will provide sufficient cash flows for the next twelve months to satisfy the current liquidity requirements of the Company under various scenarios that include the potential risk of early recapture of reinsurance treaties, market events and higher than expected claims associated with the pandemic. Given the uncertainty associated with COVID-19 and the related volatility in the financial markets, the Company increased its cash and cash equivalents to $3.3 billion as of September 30, 2020, compared to $1.4 billion as of December 31, 2019, an increase of $1.9 billion. The Company performs periodic liquidity stress testing to ensure its asset portfolio includes sufficient high quality liquid assets that could be utilized to bolster its liquidity position under stress scenarios. These assets could be utilized as collateral for secured borrowing transactions with various third parties or by selling the securities in the open market if needed. The Company’s liquidity requirements have been and will continue to be funded through net cash flows from operations. However, in the event of significant unanticipated cash requirements, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These alternatives include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, preferred securities or common equity, and the sale of invested assets subject to market conditions.
In order to enhance the Company’s strong capital and liquidity position, the Company executed two capital market transactions during the second quarter. On June 5, 2020, the Company completed an offering of its common stock and received net proceeds of $481 million, and on June 9, 2020, completed a senior debt offering and received net proceeds of $593 million.
Current Market Environment
The current low interest rate environment in the Company’s primary geographical markets continues to put downward pressure on the Company’s investment yield. The Company’s average investment yield, excluding spread business, for the nine months ended September 30, 2020, was 3.93%, 64 basis points below the same period in 2019 due to the continuing low interest rate environment, high cash balances and lower income from limited partnerships. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity securities available-for-sale increased from $4.5 billion at December 31, 2019 to $6.4 billion at September 30, 2020. Similarly, gross unrealized losses increased from $110 million at December 31, 2019 to $370 million at September 30, 2020.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on fixed maturity securities of $6.4 billion remain well in excess of gross unrealized losses of $370 million as of September 30, 2020. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. The primary sources of RGA’s liquidity include proceeds from its capital-raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance, RCM and Rockwood Re and dividends from operating subsidiaries. Total interest and dividend income increased by $327 million for the nine months ended September 30, 2020, as compared to the same period in 2019 primarily due to cash dividends received from operating subsidiaries during the first half of the current year. As the Company continues its growth efforts, RGA will continue to be dependent upon these sources of liquidity. The following tables provide comparative information for RGA (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest and dividend income	$21	$36	$429	$102
Interest expense	35	54	135	154
Capital contributions to subsidiaries	13	12	46	51
Issuance of unaffiliated debt	—	—	598	599
Dividends to shareholders	47	44	134	119
Issuance of common stock, net of expenses	—	—	481	—
Repurchases of treasury stock	—	30	153	80

	September 30, 2020	December 31, 2019
Cash and invested assets	$1,414	$554
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
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Nine months ended September 30,
	2020	2019
Dividends to shareholders	$134	$119
Repurchases of treasury stock	153	80
Total amount paid to shareholders	$287	$199

Number of shares repurchased	1,074	547
Average price per share	$142.05	$146.00
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
In October 2020, RGA’s board of directors declared a quarterly dividend of $0.70 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
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
As of September 30, 2020 and December 31, 2019, the Company had $3.6 billion and $3.0 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of September 30, 2020 and December 31, 2019, the average net interest rate on long-term debt outstanding was 4.54% and 4.82%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in August 2023. As of September 30, 2020, the Company had no cash borrowings outstanding and $21 million in issued, but undrawn, letters of credit under this facility.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
At September 30, 2020, the Company maintained an $850 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating to $1.1 billion. See Note 13 – “Debt” in the Notes to Consolidated Financial Statements in the 2019 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At September 30, 2020, there were approximately $23 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2020, $1.5 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $829 million as of September 30, 2020. The Company also has $544 million of funds available through collateralized borrowings from the FHLB as of September 30, 2020. As of September 30, 2020, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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
Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are summarized as follows:

	Nine months ended September 30,
	2020	2019
	(Dollars in millions)
Sources:
Net cash provided by operating activities	$2,779	$1,764
Proceeds from issuance of common stock, net	481	—
Proceeds from long-term debt issuance	598	599
Exercise of stock options, net	1	4
Change in cash collateral for derivative positions and other arrangements	28	—
Cash provided by changes in universal life and other
investment type policies and contracts	617	—
Effect of exchange rate changes on cash	8	—
Total sources	4,512	2,367

Uses:
Net cash used in investing activities	2,214	981
Dividends to stockholders	134	119
Repayment of collateral finance and securitization notes	188	77
Debt issuance costs	5	5
Principal payments of long-term debt	2	2
Purchases of treasury stock	162	98
Change in cash collateral for derivatives and other arrangements	—	67
Cash used for changes in universal life and other
investment type policies and contracts	—	254
Effect of exchange rate changes on cash	—	18
Total uses	2,705	1,621
Net change in cash and cash equivalents	$1,807	$746
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
Contractual Obligations
The Company’s obligation for long-term debt, including interest, increased by $492 million since December 31, 2019, primarily related to the June 2020 issuance of senior notes as previously discussed. The Company’s obligation for collateral financing decreased by $222 million since December 31, 2019, as a result of a repayment during 2020. The Company’s obligation for other investment related commitments decreased by $191 million since December 31, 2019, primarily related to a decrease in the Company’s commitment to fund investments of commercial mortgage loans as well as bank loans and private placements. There were no other material changes in the Company’s contractual obligations from those reported in the 2019 Annual Report.
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
The Company’s liquidity position (cash and cash equivalents) was $3.3 billion and $1.4 billion at September 30, 2020 and December 31, 2019, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $89 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets.
The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.9 billion and $1.4 billion at September 30, 2020 and December 31, 2019, respectively, which is included in interest-sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Effects of COVID-19
The Company’s investment portfolios have been, and may continue to be, adversely affected by the recent disruption in the global financial markets caused by COVID-19 and uncertainty regarding its outcome. Changes in interest rates, increased market volatility or a continued slowdown in U.S. or global economic conditions may also adversely affect the values and cash flows of these assets in future periods. The Company’s corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries. The Company has exposure to some of the asset classes and industries most affected by the COVID-19 pandemic such as commercial mortgage loans, emerging market debt, energy, and airlines; however, the Company’s primary exposure in these asset classes is of high quality assets. The Company recognized impairments on limited partnership investments and available-for-sale securities, and increased the credit allowance for its available-for-sale securities primarily related to high-yield energy, emerging market, and mezzanine debt securities during the three and nine months ended September 30, 2020. The Company also increased the valuation allowance on its commercial mortgage loan portfolio as result of the negative impact the COVID-19 pandemic has had on the Company’s borrowers.
Portfolio Composition
The Company had total cash and invested assets of $73.4 billion and $68.0 billion as of September 30, 2020 and December 31, 2019, respectively, as illustrated below (dollars in millions):

	September 30, 2020	% of Total	December 31, 2019	% of Total
Fixed maturity securities, available-for-sale	$54,652	74.5%	$51,121	75.3%
Equity securities	135	0.2	320	0.5
Mortgage loans on real estate	5,907	8.0	5,706	8.3
Policy loans	1,259	1.7	1,319	1.9
Funds withheld at interest	5,403	7.4	5,662	8.3
Short-term investments	154	0.2	64	0.1
Other invested assets	2,645	3.6	2,363	3.5
Cash and cash equivalents	3,256	4.4	1,449	2.1
Total cash and invested assets	$73,411	100.0%	$68,004	100.0%
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

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Increase/ (Decrease)	2020	2019	Increase/ (Decrease)
Average invested assets at amortized cost	$32,148	$29,043	10.7%	$30,468	$28,222	8.0%
Net investment income	290	344	(15.7)%	894	961	(7.0)%
Investment yield (ratio of net investment income to average invested assets)	3.66%	4.83%	(117) bps	3.93%	4.57%	(64) bps
Investment yield decreased for the three and nine months ended September 30, 2020, in comparison to the same periods in the prior year primarily due to the low interest rate environment combined with decreased income from limited partnerships and real estate joint ventures, which are included in other invested assets on the condensed consolidated balance sheets.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses (as of September 30, 2020), unrealized gains and losses, estimated fair value of these securities, and impairments in AOCI by type as of September 30, 2020 and December 31, 2019.

The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). As of September 30, 2020 and December 31, 2019, approximately 94.8% and 95.5%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The Company owns floating rate securities that represent approximately 5.5% and 6.3% of the total fixed maturity securities as of September 30, 2020 and December 31, 2019, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 62.7% and 61.4% of total fixed maturity securities as of September 30, 2020 and December 31, 2019, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings as of September 30, 2020 and December 31, 2019.
As of September 30, 2020 and December 31, 2019, the Company’s investments in Canadian government securities represented 9.0% of the fair value of total fixed maturity securities. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, as of September 30, 2020 and December 31, 2019 was as follows (dollars in millions):

		September 30, 2020			December 31, 2019
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$29,950	$34,406	62.9%	$30,100	$33,284	65.2%
2	BBB	15,822	17,421	31.9	14,366	15,514	30.3
3	BB	2,103	2,118	3.9	1,706	1,748	3.4
4	B	668	641	1.2	514	518	1.0
5	CCC and lower	108	59	0.1	36	23	—
6	In or near default	10	7	—	31	34	0.1
	Total	$48,661	$54,652	100.0%	$46,753	$51,121	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of September 30, 2020 and December 31, 2019 (dollars in millions):

	September 30, 2020			December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
RMBS:
Agency	$696	$763	11.0%	$742	$777	10.6%
Non-agency	1,231	1,264	18.4	1,597	1,621	22.3
Total RMBS	1,927	2,027	29.4	2,339	2,398	32.9
ABS:
Collateralized loan obligations (“CLOs”)	1,607	1,563	22.7	1,750	1,743	24.0
ABS, excluding CLOs	1,359	1,359	19.8	1,223	1,235	17.0
Total ABS	2,966	2,922	42.5	2,973	2,978	41.0
CMBS	1,871	1,930	28.1	1,841	1,899	26.1
Total	$6,764	$6,879	100.0%	$7,153	$7,275	100.0%
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
As of September 30, 2020 and December 31, 2019, the Company had $370 million and $110 million, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have expected credit loss will record an allowance for credit loss in the amount that the fair value is less than the amortized cost.
Impairments and Allowance for Credit Losses
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments – Fixed Maturity Securities Available-for-Sale” in Note 1 – “Business and Basis of Presentation” for additional information. The table below summarizes impairment losses and changes in allowance for credit losses on fixed maturity securities, other impairment losses and changes in the mortgage loan provision for the three and nine months ended September 30, 2020 and 2019 (dollars in millions).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Impairments and change in allowance for credit losses on fixed maturity securities	$(13)	$9	$21	$18
Other impairment losses	11	4	16	11
Change in mortgage loan provision	8	—	38	1
Total	$6	$13	$75	$30
The impairments and change in allowance for credit losses on fixed maturity securities for the nine months ended September 30, 2020 were primarily due to an increase in the allowance for credit losses related to high-yield securities as a result of the uncertainty in the global markets due to the COVID-19 pandemic. The fixed maturity impairment losses for the nine months ended September 30, 2019, were primarily related to a U.S. utility company and high yield securities. The other impairment losses for the nine months ended September 30, 2020 were primarily due to impairments on limited partnerships. The other impairment losses for the nine months ended September 30, 2019, were primarily due to impairments on real estate joint ventures and limited partnerships. The change in mortgage loan provision for the nine months ended September 30, 2020, was due to an increase in the mortgage loan valuation allowance due to the current market conditions related to the COVID-19 pandemic.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including impairment losses reported in AOCI, for securities that have estimated fair values below amortized cost, by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of September 30, 2020 and December 31, 2019.
As of September 30, 2020 and December 31, 2019, the Company classified approximately 5.1% and 6.1%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, and Canadian provincial strips with inactive trading markets.
See “Securities Borrowing, Lending and Other” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending, and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
The Company’s mortgage loan portfolio consists of U.S., Canada and United Kingdom based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements. For the nine months ended September 30, 2020, the Company increased its valuation allowance on its commercial mortgage loan portfolio by approximately $38 million to $64 million as result of the negative impact the COVID-19 pandemic has had on the Company’s borrowers. The Company continues to monitor and evaluate the impact of COVID-19 pandemic on its investment portfolio and is working closely with its borrowers to evaluate any short-term cash flow issues. For the nine months ended September 30, 2020, the Company modified the payment terms of approximately 50 commercial mortgage loans, with a carrying value of approximately $620 million in response to COVID-19. These loans met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and were not considered a troubled debt restructuring.  In accordance with the CARES Act criteria, these loans were not more than 30 days past due at December 31, 2019, and the modifications included deferral or delayed payments of principal or interest on the loan.

As of September 30, 2020 and December 31, 2019, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and valuation allowances, were distributed geographically as follows (dollars in millions):

	September 30, 2020		December 31, 2019
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,309	38.6%	$2,302	40.2%
South	2,094	35.0	1,929	33.6
Midwest	1,069	17.9	996	17.4
Northeast	274	4.6	262	4.6
Subtotal - U.S.	5,746	96.1	5,489	95.8
Canada	181	3.0	182	3.2
United Kingdom	54	0.9	56	1.0
Total	$5,981	100.0%	$5,727	100.0%
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
Funds Withheld at Interest
For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of September 30, 2020 and December 31, 2019. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts, FVO contractholder-directed unit-linked investments and FHLB common stock. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of September 30, 2020 and December 31, 2019.
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
See Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of September 30, 2020 and December 31, 2019.

The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had $12 million and no credit exposure as of September 30, 2020 and December 31, 2019, respectively.
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
Other invested assets include $863 million and $775 million, net of valuation allowances, of lifetime mortgages as of September 30, 2020 and December 31, 2019, respectively. Investment income includes $12 million and $8 million in interest income earned on lifetime mortgages for the three months ended September 30, 2020 and 2019, respectively, and $32 million and $24 million in interest income earned on lifetime mortgages for the nine months ended September 30, 2020 and 2019, respectively.
New Accounting Standards
See Note 14 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product.  As of September 30, 2020, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2019, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2019, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter.  The Company continues to monitor and assess the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

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
The ongoing COVID-19 pandemic has increased mortality rates in certain jurisdictions and populations. Additionally, the COVID-19 pandemic and the response thereto has caused significant disruption in the international and U.S. economies and financial markets and has severely impacted, and will likely continue to severely impact, global economic conditions, resulting in substantial volatility in the global financial markets, increased unemployment and operational challenges such as the temporary closures of businesses, sheltering-in-place directives and increased remote work protocols. Governments and central banks around the world have reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs and cutting interest rates and are considering taking similar additional actions, though it is unclear whether any of these actions will be successful in countering the economic disruption. Depending on the length of the pandemic, the availability, effectiveness and use of treatments and vaccines, and the extent and success of actions by governments and central banks, the adverse mortality rates and impact on the global economy may deepen, and our results of operations and financial condition in future quarters will continue to be adversely affected. The COVID-19 pandemic and the response thereto has adversely affected, and/or will likely adversely affect, us in the following areas:
Insurance risks, including mortality and morbidity claims. At this time, we cannot predict the ultimate number of claims and financial impact resulting from the COVID-19 pandemic and the response thereto. Actual claims and financial impact from these events could vary materially from current estimates due to several factors, including the inherent uncertainties in making such determinations and the evolving nature of the pandemic and the availability, effectiveness and use of treatments and vaccines. Mortality or morbidity experience that is less favorable than the assumptions used in pricing our reinsurance agreements, as a result of the COVID-19 pandemic or otherwise, has negatively impacted and in the future could negatively impact our financial condition and results of operations. In addition, increased economic uncertainty and increased unemployment resulting from the economic impacts of the pandemic may result in policyholders seeking sources of liquidity and withdrawing at rates greater than previously expected. If policyholder lapse and surrender rates significantly exceed expectations, it could have a material adverse effect on our business, results of operations and financial condition.
Degradation of general economic conditions. The COVID-19 pandemic and the extraordinary measures put in place to address it have caused significant economic and financial turmoil both in the U.S. and around the world. These conditions are expected to continue in the near term and may worsen. Our results of operations, financial condition, cash flows and statutory capital position are materially affected by conditions in the global capital markets and economy generally. Depending on the length of the pandemic, the availability, effectiveness and use of treatments and vaccines, and the extent and success of actions by governments and central banks to counter the economic disruption, the adverse impact on the global economy may deepen, and our business, results of operations and financial condition will continue to be adversely affected.
Investment results. Our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome and related impacts on the economy. Moreover, changes in interest rates, reduced liquidity in the financial markets or a continued slowdown in the U.S. or in global economic conditions have and in the future may also adversely affect the values and cash flows of these assets. Our corporate fixed income portfolio has been and in the future may be adversely impacted by delayed principal or interest payments, ratings downgrades, increased bankruptcies and credit spread widening in distressed industries and individual companies. Our investments in mortgage loans and mortgage-backed securities have been and in the future could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages. Further, a continued low interest rate environment, including as a result of market developments from the COVID-19 pandemic and the response thereto, would continue to put downward pressure on the average yield earned on our investments, negatively impacting our investment income and results of operations in the future. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the pandemic, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including estimates and changes in long term macro-economic assumptions relating to accounting for current expected credit losses, more commonly referred to as “CECL.”
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

Possible ratings downgrade. A downgrade in our ratings or in the ratings of our reinsurance subsidiaries, whether caused by company-specific factors or factors related to the COVID-19 pandemic, general economic conditions and/or the insurance industry as a whole, could adversely affect us. A downgrade in the rating of RGA or any of our rated subsidiaries could increase our cost of capital and adversely affect our ability to raise capital to facilitate operations and growth. Upon certain downgrade events, some of our reinsurance contracts would either permit our client ceding insurers to terminate such reinsurance contracts or require us to post collateral to secure our obligations under these reinsurance contracts, either of which could negatively impact our ability to conduct business and our results of operations. Any downgrade in the ratings of our reinsurance subsidiaries could also adversely affect their ability to sell products, retain existing business and compete for attractive acquisition opportunities. Actions taken by ratings agencies, including as a result of the COVID-19 pandemic, the response thereto and the significant economic and financial turmoil caused thereby, may result in a material adverse effect on our business, results of operations and financial condition.
Adverse legislative or regulatory action. Government actions, both in the U.S. and internationally, to address and contain the impact of the COVID-19 pandemic may adversely affect us. Such actions could result in additional regulation or restrictions affecting the conduct of our business in the future. For example, our clients may be subject to legislative and regulatory action that impacts their ability to collect premiums or cancel policies, which may affect our clients’ performance under reinsurance agreements with us. It is also possible that changes in economic conditions and steps taken by governments in response to COVID-19 could require an increase in taxes, which would adversely impact our results of operations.
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
As a result of the above risks, COVID-19 and the response thereto could materially and adversely impact our business, results of operation and financial condition. The extent to which COVID-19, and the related global economic crisis, will affect our businesses, results of operations and financial condition, and capital and liquidity over time, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, the availability, effectiveness and use of treatments and vaccines, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, and the effects on our clients, counterparties, employees and third-party service providers. Moreover, the effects of COVID-19 and the response thereto will heighten the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K.
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
More specifically, we evaluate our potential exposure to mortality claims by developing a range of scenarios involving assumptions and estimates relating to a number of variables, such as country-specific circumstances, measures by public and private institutions, impacts of COVID-19 on all other causes of death, the development and timing of effective treatments and/or a vaccine for COVID-19, comorbidities, number of deaths by region or country (and the variability thereof), the duration and pattern of the pandemic, geography-specific institutional and individual mitigation efforts, medical capacity, and other factors. We also estimated adjustments to reflect, among other factors, the favorable age distribution of our insured population and the better health profile and socio-economic status of insured lives as compared to the general population. However, a number of other factors have not been considered, such as smoking status, residential population density, geography-specific testing and interventions and their effectiveness or geography, culture or other country-specific factors. Further, the scenarios do not consider impacts on morbidity claims. Each assumption, estimate or risk not included in the scenarios introduces uncertainty. We also evaluate potential losses from our investment portfolio due to the pandemic based on stress scenarios based on assumptions and estimates relating to a range of factors that are subject to significant uncertainties, including, among others, the magnitude and duration of the economic downturn, ratings downgrades, bankruptcies and credit spread widening. In addition, we may not achieve the earnings generation that we expect, and we may not be able to issue additional debt or access other capital management tools on terms satisfactory to us, or at all. Actual events may differ materially from those assumptions and estimates; consequently, we could incur losses exceeding those reflected in our scenarios and related analysis, and our business, financial condition, and results of operations could be materially adversely affected.
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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended September 30, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2020 - July 31, 2020	—	$—	—	$167,573,148
August 1, 2020 - August 31, 2020	150	$96.38	—	$167,573,148
September 1, 2020 - September 30, 2020	269	$99.93	—	$167,573,148

(1)
RGA had no repurchases of common stock under its share repurchase program for July, August and September 2020. The Company net settled - issuing 732 and 854 shares from treasury and repurchased from recipients 150 and 269 shares in August and September 2020, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.

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

Reinsurance Group of America, Incorporated
Date: November 6, 2020	By:	/s/ Anna Manning
Anna Manning
President & Chief Executive Officer
(Principal Executive Officer)
Date: November 6, 2020	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)