Form 10-K
period 2020-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2021-02-26
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒       Accelerated filer ☐        Non-accelerated filer  ☐        Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company.  Yes ☐  No ☒
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2020, as reported on the New York Stock Exchange was approximately $5.3 billion.
As of January 31, 2021, 67,972,976 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) to be held in May 2021, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2020.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Item 1.         BUSINESS

A.	Overview
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements herein include the assets, liabilities, and results of operations of RGA and its subsidiaries, all of which are wholly owned, and is referred to as the “Company”, “we”, “us” and “our” in this Annual Report on Form 10-K.
The Company is a leading global provider of traditional life and health reinsurance and financial solutions with operations in the U.S., Latin America, Canada, Europe, the Middle East, Africa, Asia and Australia. Reinsurance is an arrangement under which an insurance company, the “reinsurer,” agrees to indemnify another insurance company, the “ceding company,” for all or a portion of the insurance and/or investment risks underwritten by the ceding company. Reinsurance is designed to:
i.reduce the net amount at risk on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single risk;
ii.enhance the ceding company’s financial strength and surplus position;
iii.stabilize operating results by leveling fluctuations in the ceding company’s loss experience; and
iv.assist the ceding company in meeting applicable regulatory requirements.
The Company has the following geographic-based and business-based operational segments:
•U.S. and Latin America;
•Canada;
•Europe, Middle East and Africa (“EMEA”);
•Asia Pacific; and
•Corporate and Other.
Geographic-based operations are further segmented into traditional and financial solutions businesses. The Company’s segments primarily write traditional reinsurance and financial solutions business that is wholly or partially retained in one or more of RGA’s reinsurance subsidiaries. See “Segments” for more information concerning the Company’s operating segments.
Impacts of the COVID-19 Pandemic on RGA’s Business
The COVID-19 pandemic in 2020 and the response thereto caused increases in mortality, morbidity and other insurance risks, as well as a global slowdown of economic activity including worldwide travel restrictions, prohibitions of non-essential work activities, disruption and shutdown of businesses and greater uncertainty in global financial markets, all of which impacted the Company’s financial performance in 2020. The extent to which the Company’s future results continue to be affected by COVID-19 will largely depend on, among other factors, country-specific circumstances, measures by public and private institutions, COVID-19’s impact on all other causes of death and the timing and adoption of effective treatments and vaccines for COVID-19. Given these many variables, the Company cannot reliably predict the future impact of the pandemic on its business, results of operations and financial condition. For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, refer to Item 1A "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Traditional Reinsurance
Traditional reinsurance includes individual and group life and health, disability, long-term care and critical illness reinsurance.
•Life reinsurance primarily refers to reinsurance of individual or group-issued term, whole life, universal life, and joint and last survivor insurance policies.
•Health and disability reinsurance primarily refers to reinsurance of individual or group health policies.
•Long-term care reinsurance provides benefits in the event a person is no longer able to perform some specified activities of daily living.
•Critical illness reinsurance provides a benefit in the event of the diagnosis of a pre-defined critical illness.
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
•Yearly renewable term treaty – The reinsurer assumes primarily the mortality or morbidity risk.
•Coinsurance arrangement – Depending upon the terms of the contract, the reinsurer may share in the risk of loss due to mortality or morbidity, lapses, and the investment risk, if any, inherent in the underlying policy.
•Modified coinsurance and coinsurance with funds withheld – Differ from coinsurance arrangements in that the assets supporting the reserves are retained by the ceding company.
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
Capital Solutions
Capital solutions includes financial reinsurance and fee-based transactions which assist ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position. Financial reinsurance and fee-based transactions do not qualify as reinsurance under GAAP due to the remote-risk nature of the transactions and are reported in accordance with deposit accounting guidelines or other applicable accounting guidelines.

B.	Corporate Structure
As a holding company, RGA is separate and distinct from its subsidiaries and has no significant business operations of its own. Therefore, it relies on capital raising efforts, interest income on undeployed corporate investments and dividends from its insurance companies and other subsidiaries as the principal source of cash flow to meet its obligations, pay dividends and repurchase common stock. Information regarding the cash flow and liquidity needs of RGA may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.
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

U.S. Regulation
Insurance Regulation
The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. These laws and regulations generally:
•Grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business. This includes the power to pre-approve the execution or modification of contractual arrangements.
•Require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of financial strength and to file certain reports with regulatory authorities (including information concerning their capital structure, ownership and financial condition).
•Subject insurers to potential assessments for amounts paid by guarantee funds.
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
The Insurance Holding Company System Regulatory Acts in the U.S. permit the Missouri regulator to request and consider similar information in its regulation of the solvency of and capital standards for RGA Reinsurance, Chesterfield Re and RCM. In addition, the California regulator is permitted to request and consider in its regulation of the solvency of and capital standards for Aurora National, information about the operations of other subsidiaries of RGA and the extent to which contagion risk posed by those operations may also exist.
In addition, RGA is subject to a supervisory college, conducted by its group supervisor the Missouri Department of Commerce and Insurance (“MDCI”). The supervisory college is comprised of insurance regulators of the major jurisdictions in which RGA has established insurance branches and subsidiaries. Since the inception of the supervisory college in October 2012, the MDCI has conducted regular in-person supervisory college meetings in addition to numerous regulator-only conference calls. These meetings bring about requests for information from RGA’s regulators as they monitor RGA’s solvency, governance and overall management. While the supervisory college has the ability to impose limitations on the activities of the insurance subsidiaries of RGA, particularly since RGA has met the requirements to become an internationally active insurance group, no such limitations have been imposed to date. The existence of the supervisory college generally helps RGA’s regulators understand its business to a greater degree and encourages a more global view by RGA of its own regulation.
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
Although some of the rates and policy terms of U.S. direct insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority, which is also true outside of the U.S. In the U.S., however, the NAIC Model Law on Credit for Reinsurance, which has been adopted in most states, imposes certain requirements for an insurer to take reserve credit for risk ceded to a reinsurer. Generally, the reinsurer is required to be licensed, accredited or certified in the insurer’s state of domicile, or post security for reserves transferred to the reinsurer in the form of letters of credit or assets placed in trust. A forthcoming alternative will allow a U.S. domiciled insurer to obtain credit for the reserves it cedes to what will be termed a “reciprocal reinsurer.” A reciprocal reinsurer is a reinsurer that is domiciled in a jurisdiction that observes the standards established in the U.S.-EU-Covered Agreement or a similar bi-lateral trade agreement dealing with reinsurance. Insurers ceding business to reciprocal reinsurers will be permitted to take reserve credit without the reinsurer having to establish security. The NAIC Life and Health Reinsurance Agreements Model Regulation, which has been adopted in most states, imposes additional requirements for insurers to claim reserve credit for reinsurance ceded (excluding yearly renewable term reinsurance and non-proportional reinsurance). These requirements include bona fide risk transfer, an insolvency clause, written agreements, and filing of reinsurance agreements involving in force business, among other things. Outside of the U.S., rules for reinsurance and requirements for minimum risk transfer are less specific and are less likely to be published as rules, but nevertheless standards can be imposed to varying extents.
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
Based on the growth of the Company’s business and the pattern of reserve levels under Regulation XXX associated with term life business and other statutory reserve requirements, the amount of ceded reserve credits is expected to grow, albeit, with the implementation of principles-based reserves in the U.S. growth is expected at slower rates than in the immediate past. This growth will require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other funding mechanisms to support reserve credits. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced, while the regulatory capital requirements for these subsidiaries would not change. The reduction in regulatory capital could affect the Company’s ability to write new business and retain existing business.
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
In the U.S., the introduction of the certified reinsurer has provided an alternative way to manage regulatory reserves and collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the MDCI. This designation allows the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Beginning in 2017, the NAIC approved principles-based reserving for U.S. insurers; however, implementation required approval by the states. To achieve this, the NAIC amended the standard valuation law to adopt life principles-based reserving (PBR) that was effective January 1, 2017, allowing a three-year adoption period. The Company adopted PBR in 2020, and PBR reserves are determined based on the terms of the reinsurance agreement which may differ from those of the direct policies. The Company has chosen not to establish captives subject to the new regulations as it evaluates the impact of the regulations on new captives, and how these new captives fit into the Company’s overall risk management and financing programs.
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
Capital Requirements
Risk-Based Capital (“RBC”) guidelines promulgated by the NAIC are applicable to RGA Reinsurance, RCM, Aurora National, and Chesterfield Re, and identify minimum capital requirements based upon business levels and asset mix. These subsidiaries maintain capital levels in excess of the amounts required by the applicable guidelines. Timberlake Re, Parkway Re, Rockwood Re and Castlewood Re’s capital requirements are determined solely by their licensing orders issued by their states of domicile. Pursuant to its licensing order issued by the South Carolina Department of Insurance, Timberlake Re only calculates RBC as a means of demonstrating its ability to pay principal and interest on its surplus note issued to Timberlake Financial, L.L.C. (“Timberlake Financial”). It is not otherwise subject to the RBC guidelines. Similarly, Parkway Re, Rockwood Re and Castlewood Re are not subject to the requirements of the NAIC’s RBC guidelines. A decline in the RBC of one or more of the Company’s U.S. insurers can cause the appearance of less capitalization in its U.S. insurers, individually, or when considered as a group.
While the NAIC is still developing its group capital calculation and has not yet articulated the ways in which it intends U.S. states to use the calculation, the calculation is expected to be used to assess the adequacy of capital within an insurance group domiciled in the U.S., particularly for groups such as RGA that are designated an Internationally Active Insurance Group (“IAIG”) by the group supervisor. The Company cannot currently predict the effect that any proposed or future group capital standard will have on its financial condition or operations or the financial condition or operations of its subsidiaries.
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
    Under current Missouri and California insurance laws and regulations, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, if as a result of the acquisition such person would “control” the insurance holding company. “Control” is presumed to exist under Missouri and California law if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Changes in control of an insurer are not permitted under the laws of these states unless: (i) certain filings are made with the home state regulator, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the home state regulator.  Additionally, revisions to the insurance holding company regulations of Missouri and California require increased disclosure to regulators of matters within the RGA group of companies.
Restrictions on Dividends and Distributions
Current Missouri law, applicable to RCM and its subsidiaries, RGA Reinsurance and Chesterfield Re, permits the payment of dividends or distributions that together with dividends or distributions paid during the preceding twelve months do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDCI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). The regulatory limitations and other restrictions described herein could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations. See Note 11 – “Financial Condition and Net Income on a Statutory Basis – Significant Subsidiaries” in the Notes to Consolidated Financial Statements for additional information on the Company’s dividend restrictions.
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
Pursuant to the South Carolina Director of Insurance, Timberlake Re may declare dividends subject to a minimum Total Adjusted Capital threshold, as defined by the NAIC’s RBC regulation. As of December 31, 2020, Timberlake Re met the minimum required threshold. Any dividends paid by Timberlake Re would be paid to Timberlake Financial, which in turn is subject to contractual limitations on the amount of dividends it can pay to RCM.
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
Federal Regulation
    Since the 2010 enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, there has been renewed interest by the U.S. federal government in the manner in which insurance and reinsurance is regulated. Under the Dodd-Frank Act, the Federal Insurance Office within the U.S. Treasury Department has negotiated a “covered agreement” with the European Union. The covered agreement, while promoting the recognition of U.S. state insurance regulators as group supervisors of U.S.-based global reinsurers such as RGA, also provides for an elimination of the collateral that reinsurers based in the European Union by 2022, and by NAIC’s anticipated extension of the rules, to those reinsurers based in Bermuda and Switzerland, the elimination of the collateral that reinsurers domiciled in those jurisdictions must currently post in favor of U.S. ceding insurers. This agreement, coupled with new state credit for reinsurance laws, has the potential to lower the cost at which RGA Reinsurance’s competitors are able to provide reinsurance to U.S. insurers. Additionally under the Dodd-Frank Act, one or more of RGA’s client ceding insurers domiciled in the U.S. may from time-to-time be designated for solvency supervision by the Federal Reserve.
    Insurers can be designated systemically important so as to warrant the imposition of an additional layer of regulation over already existing state regulation. While it is not expected that any RGA entity would be deemed to be systemically important and become subject to this additional scrutiny, the reinsurance programs RGA maintains with the insurers so designated as systemically important are subject to scrutiny by the Federal Reserve. While no U.S. insurers or reinsurers are currently designated systemically important, it is possible that one or more of RGA’s clients will be given this designation in the future leading to additional scrutiny of those clients’ reinsurance programs by the Federal Reserve.

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
International Regulation
RGA’s international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate branch offices. The regulation includes minimum capital, solvency and governance requirements. The authority of RGA’s international operations to conduct business is subject to licensing requirements, inspections and approvals and these authorizations are subject to modification and revocation. Periodic examinations of the insurance company books and records, financial reporting requirements, risk management processes and governance procedures are among the techniques used by regulators to supervise RGA’s non-U.S. insurance businesses. The regulators of RGA’s non-U.S. insurance companies, and the California Department of Insurance are also invited to be part of the supervisory college held by the MDCI, RGA’s group supervisor.
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
Much like the adoption of the Dodd-Frank Act in the U.S., regulators around the world continue to consider ways to avoid a recurrence of the causes of the 2008 – 2009 financial crisis. A group leading this effort is the Financial Stability Board (“FSB”). The FSB consists of representatives of national financial authorities of the G20 nations. The G20 and the FSB and related governmental bodies have developed proposals to address issues such as group supervision, capital and solvency standards, systemic economic risk and corporate governance, including executive compensation and many other related issues associated with the financial crisis. At the direction of the FSB, the International Association of Insurance Supervisors (“IAIS”) has developed a model framework for the supervision of Internationally Active Insurance Groups (“IAIG”) that contemplates “group-wide supervision” across national boundaries. RGA now qualifies as an IAIG bringing about requirements for RGA to conduct a group-wide risk and solvency assessment to monitor and manage its overall solvency. At this time RGA cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on it, if adopted for the evaluation of a U.S.- domiciled insurance group. There is also the potential for inconsistent or conflicting regulation of the RGA group of companies as lawmakers and regulators in multiple jurisdictions simultaneously pursue these initiatives.
Additionally, RGA International, operating in the European Economic Area (“EEA”), is subject to the Solvency II measures developed by the European Insurance and Occupational Pensions Authority and will be required to abide by the evolving risk management practices, capital standards and disclosure requirements of the Solvency II framework. Additionally, the Company’s clients located in the EEA will need to abide by these standards in operating their insurance businesses, including the management of their ceded reinsurance. Currently, insurers and reinsurers located in the EEA are operating under Solvency II. The Company expects Solvency II to have a significant influence on not only the regulation of solvency measures applied to insurers and reinsurers operating within the EEA, but the Company also expects the solvency regulation measures to influence future regulatory structures of countries outside of the EEA, including Japan. Influences of the Solvency II – type framework are already present in the insurance regulation of Bermuda and China and currently influence the solvency measures imposed upon RGA Global and RGA Americas.
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
Additionally, some countries limit the amount of insurance business that can be ceded to foreign reinsurers. Requirements of this type are proposed from time-to-time in developing markets. These forced localization requirements have the impact of limiting the amount of reinsurance business RGA can conduct in those countries without the participation of a local reinsurer.
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
    In the U.S. the NAIC adopted the Insurance Data Security Model Law which establishes standards for data security and for the investigation of and notification of insurance regulators of cybersecurity events involving unauthorized access to certain private information belonging to insureds. To date, this Model Law has not been widely adopted, but the Company expects further adoption in the future. The cybersecurity regulation in New York is applicable to many of the Company’s clients, and it requires the Company to demonstrate the existence and soundness of its cybersecurity program to those clients. The California Consumer Privacy Act of 2018 (“CCPA”) grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information. The CCPA also gives the California consumer the right to have a business delete their personal information with some exceptions. The California restrictions, and related exceptions became effective on January 1, 2020. The Company expects that the exceptions will apply to a significant portion of its business. Laws and regulations similar to the New York cybersecurity regulation and the CCPA, as well as measures similar to the NAIC’s Insurance Data Security Model Law are likely to be adopted by more U.S. states in the near future, if not by the U.S. federal government.
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
Ratings
Insurer financial strength ratings, sometimes referred to as claims paying ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. The Company’s insurer financial strength ratings as of the date of this filing are listed in the table below for each rating agency that meets with the Company’s management on a regular basis. As of the date of this filing, the Standard & Poor’s (“S&P”) and A.M. Best Company (“A.M. Best”) ratings listed below are on stable outlook, and the Moody’s Investors Service (“Moody’s”) rating is on negative outlook.

Insurer Financial Strength Ratings	A.M. Best (1)	Moody’s (2)	S&P (3)
RGA Reinsurance Company	A+	A1	AA-
RGA Life Reinsurance Company of Canada	A+	Not Rated	AA-
RGA International Reinsurance Company dac	Not Rated	Not Rated	AA-
RGA Global Reinsurance Company, Ltd.	Not Rated	Not Rated	AA-
RGA Reinsurance Company of Australia Limited	Not Rated	Not Rated	AA-
RGA Reinsurance Company (Barbados) Ltd.	Not Rated	Not Rated	AA-
RGA Americas Reinsurance Company, Ltd.	A+	Not Rated	AA-
RGA Atlantic Reinsurance Company Ltd.	A+	Not Rated	Not Rated
Omnilife Insurance Company Limited	Not Rated	Not Rated	A+
(1)An A.M. Best insurer financial strength rating of “A+” (superior) is the second highest out of sixteen possible ratings and is assigned to companies that have, in A.M. Best’s opinion, a superior ability to meet their ongoing insurance obligations.
(2)A Moody’s insurer financial strength rating of “A1” (good) is the fifth highest rating out of twenty-one possible ratings and indicates that Moody’s believes the insurance company offers good financial security; however, elements may be present which suggest a susceptibility to impairment sometime in the future.
(3)A S&P insurer financial strength rating of “AA-” (very strong) is the fourth highest rating out of twenty-two possible ratings. According to S&P’s rating scale, a rating of “AA-” means that, in S&P’s opinion, the insurer has very strong financial security characteristics. A S&P insurer financial strength rating of “A+” (strong) is the fifth highest rating out of twenty-two possible ratings. According to S&P’s rating scale, a rating of “A+” means that, in S&P’s opinion, the insurer has strong financial security characteristics.
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
Customer Base
The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2020, the Company’s five largest clients generated approximately $2.7 billion or 21.1% of the Company’s gross premiums and other revenues. In addition, 27 other clients each generated annual gross premiums and other revenues of $100 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 42.4% of the Company’s gross premiums and other revenues. No individual client generated 10% or more of the Company’s total gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Competition
    New reinsurance opportunities continue to be highly price competitive; however, companies that consistently win business are financially strong, provide flexible terms and conditions, have a positive reputation, deliver excellent service, and demonstrate execution certainty and a long-term commitment to the business underwritten. The Company’s competition includes other reinsurance companies, providers of financial services, and private equity firms. The Company believes that its primary global reinsurance competitors are the following, or their affiliates: Munich Re, Swiss Re, Hannover Re, SCOR Global Re, Athene, Global Atlantic, Wilton Re and Protective Life. In addition, the Company may compete with Pacific Life, Prudential Financial, and Canada Life in select risk acquisition. Within the reinsurance industry, the competitors can change from year to year and by region.
Human Capital Resources
The Company’s global team of approximately 3,600 employees as of December 31, 2020, in over 25 countries, consistently develops innovative solutions for its clients, delivers long-term returns for its investors, and creates a meaningful impact in the communities where its employees live and work. Driving the Company’s success is a shared commitment to pursuing work that matters, to serving an industry with a strong social mission, and to creating durable sustainable long-term value for all its stakeholders.

    The Company’s purpose has been especially evident while it protects the financial security of individuals and families affected by COVID-19. Hundreds of millions of people worldwide rely on the financial protection that insurance companies provide in times of uncertainty, and the Company remains committed to helping its clients fulfill the insurance industry’s noble purpose.
Effects of COVID-19 on the Company’s Workforce
The Company responded to the pandemic with decisive and swift action. Over 95% of its global employees quickly became remote workers, and remote working in several geographies will continue to be the norm for at least part of 2021. While where the Company’s employees work has changed, its employees continue to be committed and highly productive.
Throughout 2020, the Company increased its focus on the physical and mental well-being of its employees. The Company created and implemented its Care Strategy to ensure a sense of community and enhance collaboration among its global teams while working remotely and social distancing. The Company’s Care Strategy addressed many diverse topics affecting the Company’s employees including health and wellness (professionally and personally), how to work effectively in a virtual workplace, and how to manage dispersed teams.
The Company’s Culture
Work at the Company is undertaken in a culture that is highly collaborative, which encourages innovation and entrepreneurship and demands the highest integrity. The Company’s culture of combining technical expertise with curiosity and creativity in partnership with its clients defines the way the Company works internally and externally.
From the beginning, the Company was built on trust. Nearly 50 years later, trusted relationships – starting with the Company’s employees and extending to its clients, partners, and investors – remain the foundation of its success. In 2019, the company-wide engagement survey demonstrated employees’ trust in what the Company does. Trust throughout the global workforce at the Company rated higher than 90% of the hundreds of other companies participating in the survey, which was conducted by a globally recognized workforce consulting firm. The Company honors its commitments to its employees, who in turn enable the Company to fulfill its commitments to its clients, shareholders, and society.
Overall, the Company’s employee engagement ranked in the top quartile globally, according to the 2019 survey. The Company’s engagement score is equal when seen along global gender lines. The engagement score for U.S. employees in under-represented groups is within one percentage point of the Company’s overall average. Results from the global engagement survey, together with high employee retention rates, highlight the commitment of the Company’s board of directors and executive leadership team to the Company’s employees and the employees’ commitment to the Company.
Talent Attraction, Retention and Development
The Company must continue to attract, develop and retain exceptional talent in order to continue producing innovative solutions for its clients. The Company seeks talent capable of combining logic with curiosity and who will live its values every day. The Company’s focus on employee retention has resulted in a three-year average annual voluntary attrition rate of 6.7% globally. The Company’s new-hire one-year total attrition rate is only 3%.
The Company invests significant resources to ensure its employees continually learn and grow throughout all stages of their careers with the Company. Technical expertise is critical to the Company’s organization and a focus on professional development is one of the pillars within its development philosophy. The Company couples this with development of effective interpersonal and leadership skills. The Company has crafted a suite of programs and workshops for individual contributors as well as for those in management and leadership roles. The Company also invests in international assignments, aimed at both developing the individual and enhancing the contribution to its businesses.
Compensation and Benefits and Pay Equity
The Company is committed to fostering a culture that is inclusive, collaborative, and socially responsible. The Company is strengthened by its diverse workforce and recognizes that its employees are its greatest asset.
The Company’s compensation programs, comprised of salary together with short and long-term incentives, strike a balance between external market competitiveness and internal equity, balancing global consistency with local market variations. This balance is achieved through consistent application of program standards on a global basis, while targeting compensation at competitive levels in the markets where it competes for talent.
The Company’s benefit programs are designed to support and enhance its employees’ total reward package. Benefits are aligned with local market practices and include healthcare, retirement and savings, education assistance, flexible work programs, employee assistance programs, wellness programs, and parental leave programs, amongst others.
The Company has long been committed to ensuring equal pay for equal work. A Company-wide pay equity study, conducted by a third-party consultant, considered the average pay of females to males in comparable roles. The study analyzed the pay practices of all U.S. and non-U.S. employees in countries with more than 50 employees (representing 83% of the Company’s employees worldwide). The results concluded that women at the Company are paid 100.1% of what men are paid for comparable jobs. In addition, in the U.S., when using the same methodology of comparable roles, the average non-Caucasian to Caucasian pay ratio was 100.9%.
The Company is committed to 100% gender and racial pay equity, and will continue to review pay equity annually, and take action as required, to ensure its compensation program remains aligned with its commitment to diversity, equity, and inclusion. Ensuring the Company’s compensation practices are equitable is imperative to maintain the Company’s culture and to ensure fair treatment of its employees.
Corporate Social Responsibility, Diversity, Equity and Inclusion
The Company believes that creating long-term value for its stakeholders implicitly requires enacting and executing sustainable business practices and strategies that, while delivering competitive returns, also take into account environmental, social and governance ("ESG") issues. The Company strives to govern in a sustainable manner that recognizes the need for strong governance, effective management systems and robust controls alongside its long-term operational goals and strategies. The Company understands that it has a responsibility to monitor and control its ecological and societal impact and adopt responsible practices on ESG issues in addition to its obligations regarding corporate strategy, risks, opportunities, and performance.
The Company strives to cultivate an environment in which diverse experiences and perspectives are welcomed and employees feel comfortable and encouraged to discuss diversity, equity and inclusion topics. The Company’s diversity, equity, and inclusion initiatives are focused in four areas: (i) developing leadership capabilities to better enable an inclusive workplace; (ii) retaining and engaging its workforce; (iii) increasing diversity in the talent pipeline; and (iv) further embedding diversity, equity and inclusion in its culture. 97% of the Company’s global employees have undertaken Everyday (Unconscious) Bias training. The Company’s education and accountability initiatives are the foundation of its efforts to promote diversity, equity and inclusion.
The Company’s Diversity, Equity & Inclusion Councils proactively leverage diverse teams around the world and serve as thought leaders for the Company to advance diversity, equity, and inclusion. They work to implement the Company’s diversity, equity, and inclusion strategy and policies and advise on the Company’s diversity and inclusion needs and the progress of these initiatives globally.

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
Financial Solutions – Asset-Intensive Reinsurance
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
Financial Solutions – Capital Solutions
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

Customer Base
The U.S. and Latin America operations market life reinsurance and financial solutions primarily to U.S. life insurance companies. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2020, the five largest clients generated approximately $1.8 billion or 27.8% of U.S. and Latin America operation’s gross premiums and other revenues. In addition, 51 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums from these clients represented approximately 65.6% of U.S. and Latin America operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Customer Base
Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2020, the five largest clients generated approximately $721 million or 60.1% of Canada operation’s gross premiums and other revenues. In addition, 11 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 35.3% of Canada operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

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
Customer Base
In 2020, the five largest clients generated approximately $910 million or 45.0% of EMEA operation’s gross premiums and other revenues. In addition, 20 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 37.6% of EMEA operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Traditional Reinsurance
The principal types of reinsurance for this segment written through yearly renewable term and coinsurance treaties include:
•Individual and group life and health,
•Critical illness, which provides a benefit in the event of the diagnosis of pre-defined critical illness
•Disability, which provides income replacement benefits in the event the policyholder becomes disabled due to accident or illness
•Superannuation which is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, typically offer life and disability insurance coverage.
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
Customer Base
In 2020, the five largest clients generated approximately $1.4 billion or 46.9% of Asia Pacific operation’s gross premiums and other revenues. In addition, 24 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 38.2% of Asia Pacific operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions and service business expenses. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries, such as RGAx, and joint ventures that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. The Company has increased its investment and expenditures in this area in an effort to both support its clients and accelerate the development of new solutions and services to increase customer engagement within the life insurance industry and hence generate new future revenue streams.

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
Risks Related to COVID-19
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
Insurance risks, including mortality and morbidity claims. At this time, we cannot predict the ultimate number of claims and financial impact resulting from the COVID-19 pandemic and the response thereto. Actual claims and financial impact from these events could vary materially from current estimates due to several factors, including the inherent uncertainties in making such determinations and the evolving nature of the pandemic and the availability, effectiveness and use of treatments and vaccines. Furthermore, the long-term health consequences for individuals who have recovered from COVID-19 and the related impact, if any, on mortality and morbidity are all unknown. Mortality or morbidity experience that is less favorable than the assumptions used in pricing our reinsurance agreements, as a result of the COVID-19 pandemic or otherwise, has negatively impacted and in the future could negatively impact our financial condition and results of operations. In addition, increased economic uncertainty and increased unemployment resulting from the economic impacts of the pandemic may result in policyholders seeking sources of liquidity and withdrawing at rates greater than previously expected. If policyholder lapse and surrender rates significantly exceed expectations, it could have a material adverse effect on our business, results of operations and financial condition.
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
    Investment results. Our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome and related impacts on the economy. Moreover, changes in interest rates, reduced liquidity in the financial markets or a continued slowdown in U.S. or global economic conditions have and in the future may also adversely affect the values and cash flows of these assets. Our corporate fixed income portfolio has been and in the future may be adversely impacted by delayed principal or interest payments, ratings downgrades, increased bankruptcies and credit spread widening in distressed industries and individual companies. Our investments in mortgage loans and mortgage-backed securities have been and in the future could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages. Further, a continued low interest rate environment, including as a result of market developments from the COVID-19 pandemic and the response thereto, would continue to put downward pressure on the average yield earned on our investments, negatively impacting our investment income and results of operations in the future. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the pandemic, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including estimates and changes in long term macro-economic assumptions relating to accounting for current expected credit losses, more commonly referred to as “CECL.”
    Capital, liquidity and collateral. The severe impact on global economic conditions caused by the COVID-19 pandemic and the response thereto has negatively impacted and in the future could negatively impact our financial condition, including possible constraints on our capital and liquidity, as well as a higher cost of capital and possible changes or downgrades to our credit ratings. The current disruptions, uncertainty and volatility in the capital and credit markets may limit our access to capital, and limit the availability of collateral, required to operate our business, most significantly our reinsurance operations. The availability of collateral and the related cost of such collateral affects the type and volume of business we reinsure and could increase our costs.
    Possible ratings downgrade. A downgrade in our ratings or in the ratings of our reinsurance subsidiaries, whether caused by company-specific factors or factors related to the COVID-19 pandemic, general economic conditions and/or the insurance industry could adversely affect us. A downgrade in the rating of RGA or any of our rated subsidiaries could increase our cost of capital and adversely affect our ability to raise capital to facilitate operations and growth. Upon certain downgrade events, some of our reinsurance contracts would either permit our client ceding insurers to terminate such reinsurance contracts or require us to post collateral to secure our obligations under these reinsurance contracts, either of which could negatively impact our ability to conduct business and our results of operations. Any downgrade in the ratings of our reinsurance subsidiaries could also adversely affect their ability to sell products, retain existing business and compete for attractive acquisition opportunities. Actions taken by ratings agencies, including as a result of the COVID-19 pandemic, the response thereto and the significant economic and financial turmoil caused thereby, may result in a material adverse effect on our business, results of operations and financial condition.
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
Premiums and other income. We expect the impact of COVID-19 on general economic activity to negatively impact our premiums, fee income and market-related revenues. The pandemic and government directives around the world responding thereto has negatively impacted and in the future may further negatively impact our ability to generate new business premiums and may delay our planned entry into, or expansion of, investments in new and emerging markets.
    Operations. We are taking precautions to protect the safety and well-being of our employees, service providers and clients. However, no assurance can be given that the steps being taken will be adequate or appropriate. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce, or the workforce of our service providers or clients, are unable to continue to work because of illness, government directives or otherwise. Having shifted to remote work arrangements, we may experience reductions in our operating effectiveness and face increased operational risk, including but not limited to cybersecurity attacks or data security incidents. In addition, we rely on the performance of others, including our insurance company clients, retrocessionaires and service providers, and their failure to perform in a satisfactory manner as a result of the COVID-19 pandemic and the response thereto could negatively affect our operations
    As a result of the above risks, COVID-19 and the response thereto could continue to materially and adversely impact our business, results of operation and financial condition. The extent to which COVID-19, and the related global economic crisis, will affect our businesses, results of operations and financial condition, and capital and liquidity over time, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, the availability, effectiveness and use of treatments and vaccines, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, and the effects on our clients, counterparties, employees and third-party service providers. Moreover, the effects of COVID-19 and the response thereto will heighten the other risks described below and in any subsequent Quarterly Report on Form-10Q or Current Report on Form 8-K.

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

    We utilize assumptions, estimates and models to evaluate the potential impact on our business, results of operations and financial condition as a result of COVID-19 and the response thereto, including developing scenarios to evaluate our potential exposure to mortality claims, potential investment portfolio losses and other risks associated with our assets and liabilities. The scenarios and related analyses are subject to various assumptions, professional judgment, uncertainties and the inherent limitations of any statistical analysis, including the use and quality of historical internal and industry data. Consequently, actual losses may differ materially from what the scenarios may illustrate. This potential difference could be even greater for events with limited or no modeled annual frequency, such as COVID-19 and the response thereto.
    More specifically, we evaluate our potential exposure to mortality claims by developing a range of scenarios involving assumptions and estimates relating to a number of variables, such as country-specific circumstances, measures by public and private institutions, impacts of COVID-19 on all other causes of death, the development and timing of effective treatments for COVID-19 and the effectiveness and adoption of vaccines for COVID-19, comorbidities, number of deaths by region or country (and the variability thereof), the duration and pattern of the pandemic, geography-specific institutional and individual mitigation efforts, medical capacity, and other factors. We also estimated adjustments to reflect, among other factors, the favorable age distribution of our insured population and the better health profile and socio-economic status of insured lives as compared to the general population. However, a number of other factors have not been considered, such as smoking status, residential population density, geography-specific testing and interventions and their effectiveness or geography, culture or other country-specific factors. Further, the scenarios do not consider impacts on morbidity claims. Each assumption, estimate or risk not included in the scenarios introduces uncertainty. We also evaluate potential losses from our investment portfolio due to the pandemic based on stress scenarios based on assumptions and estimates relating to a range of factors that are subject to significant uncertainties, including, among others, the magnitude and duration of the economic downturn, ratings downgrades, bankruptcies and credit spread widening. In addition, we may not achieve the earnings generation that we expect, and we may not be able to issue additional debt or access other capital management tools on terms satisfactory to us, or at all. Actual events may differ materially from those assumptions and estimates; consequently, we could incur losses exceeding those reflected in our scenarios and related analysis, and our business, financial condition, and results of operations could be materially adversely affected.
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
    As a result of the factors, uncertainties and contingencies described above, our reliance on assumptions, estimates and data used to evaluate our potential exposure to mortality claims and potential losses from our investment portfolio related to the COVID-19 pandemic are subject to a high degree of uncertainty that could result in actual losses that are materially different from those reflected in the scenarios used to develop our capital plans, and our business, financial condition, and results of operations could be materially adversely affected.
Risks Related to Our Business
We make assumptions when pricing our products relating to mortality, morbidity, lapsation, investment returns and expenses, and significant deviations in experience could negatively affect our financial condition and results of operations.
    Our life reinsurance contracts expose us to mortality, morbidity and lapse risk. Our risk analysis and underwriting processes are designed with the objective of controlling the quality of the business and establishing appropriate pricing for the risks we assume. Among other things, these processes rely heavily on our underwriting, our analysis of mortality, longevity and morbidity trends, lapse rates, expenses and our understanding of medical impairments and their effect on mortality, longevity or morbidity.
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
    The Company’s consolidated financial statements are prepared in conformity with GAAP.  If we are required to adopt revised accounting standards in the future, it may adversely affect our reported results of operations and financial condition. For a discussion of the impact of accounting pronouncements issued but not yet implemented, see ”New Accounting Pronouncements” in Note 2 - “Significant Accounting Principles and Pronouncements” in the Notes to the Consolidated Financial Statements.  In August 2018, the Financial Accounting Standards Board issued guidance that will significantly change the accounting for long-duration insurance contracts. This guidance will become effective for the Company on January 1, 2023. We are still evaluating the impact this guidance will have on our consolidated financial statements, but it could negatively impact our reported profitability, financial position and financial ratios. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and ongoing compliance.
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
    We operate in the United States and in many jurisdictions around the world. We are subject to the laws and insurance regulations of the United States. Additionally, a substantial portion of our operations occur outside of the U.S. These international businesses are subject to the insurance, tax and other laws and regulations in the countries in which they are organized and in which they operate. These laws and regulations may apply heightened scrutiny to non-domestic companies, which can adversely affect our operations, liquidity, profitability and regulatory capital. Foreign governments and regulatory bodies from time to time consider legislation and regulations that could subject us to new or different requirements and such changes could negatively impact our operations in the relevant jurisdictions. See “Item 1. Business – B. Corporate Structure - Regulation” for a summary of certain U.S. state and federal laws and foreign laws and regulations applicable to our business. Our failure to comply with these and other laws and regulations could subject us to penalties from governmental or self-regulatory authorities, costs associated with remedying any such failure or related claims, harm to our business relationships and reputation, or interrupt our operations, any of which could negatively impact our financial position and results of operations.
A downgrade in our ratings or in the ratings of our reinsurance subsidiaries could adversely affect our ability to compete.
    Our financial strength and credit ratings are important factors in our competitive position. Rating organizations periodically review the financial performance and condition of insurers, including our reinsurance subsidiaries. These ratings are based on an insurance company’s ability to pay its obligations and are not directed toward the protection of investors. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors relate to general economic conditions and circumstances outside the rated company’s control. The various rating agencies periodically review and evaluate our capital adequacy in accordance with their established guidelines and capital models. In order to maintain our existing ratings, we may commit from time to time to manage our capital at levels commensurate with such guidelines and models. If our capital levels are insufficient to fulfill any such commitments, we could be required to reduce our risk profile by, for example, retroceding some of our business or by raising additional capital by issuing debt, hybrid or equity securities. Any such actions could have a material adverse impact on our earnings and financial condition or materially dilute our shareholders’ equity ownership interests.
    Any downgrade in the ratings of our reinsurance subsidiaries could adversely affect their ability to sell products, retain existing business, and compete for attractive acquisition opportunities. The ability of our subsidiaries to write reinsurance is influenced by their ratings. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. A rating is not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating.
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
    As described in “Item 1. Business – B. Corporate Structure – Regulation – U.S. Regulation”, Regulation XXX and principles-based reserves (commonly referred to as PBR) requires U.S. life insurance companies to hold a relatively high level of regulatory reserves on their financial statements for various types of life insurance business. Based on the assumed growth rate in our current business plan and the increased level of regulatory reserves associated with some of this business, we expect the amount of our required regulatory reserves and our need to finance these reserves may continue to grow. Changes in laws and regulations and our ability to retrocede certain business may impact our reserving requirements and thus our financial condition and results of operations.
    As a general matter, for us to reduce regulatory reserves on business that we retrocede, the affiliated or unaffiliated reinsurer must provide an equal amount of regulatory-compliant collateral. The availability of collateral and the related cost of such collateral in the future could affect the type and volume of business we reinsure and could increase our costs. We may need to raise additional capital to support higher regulatory reserves, which could increase our overall cost of capital. If we, or our retrocessionaires, are unable to obtain or provide sufficient collateral to support our statutory ceded reserves, we may be required to increase regulatory reserves. In turn, this reserve increase could significantly reduce our statutory capital levels and adversely affect our ability to satisfy required regulatory capital levels, unless we are able to raise additional capital to contribute to our operating subsidiaries. Furthermore, term life insurance is a particularly price-sensitive product, and any increase in insurance premiums charged on these products by life insurance companies, in order to compensate them for the increased statutory reserve requirements or higher costs of insurance they face, may result in a significant loss of volume in their life insurance operations, which could, in turn, adversely affect our life reinsurance operations. We cannot assure you that we will be able to implement actions to mitigate the effect of increasing regulatory reserve requirements.
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
    We are a multi-national company with operations in numerous countries and, as a result, are exposed to foreign currency risk to the extent that exchange rates of foreign currencies are subject to adverse change over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. A significant portion of our revenues and our fixed maturity securities available-for-sale are denominated in currencies other than the U.S. dollar. We use hedging strategies and foreign-denominated revenues and investments to fund foreign-denominated expenses and liabilities when possible to mitigate exposure to foreign currency fluctuations, but these mitigation efforts may not be successful.
Our international operations involve inherent risks.
    A significant portion of our net premiums come from our operations outside of the U.S. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. We may not be able to manage the growth of these operations effectively, particularly given the recent rates of growth. Our international operations expose us to mortality and morbidity experience, and supply and demand for our products that are specific to these markets as well as altered exposure to epidemic and pandemic risks that may be difficult to anticipate. In addition to the regulatory and foreign currency risks identified above, other related risks include uncertainty arising out of foreign government sovereignty over our international operations, potentially uncertain or adverse tax consequences (including the repatriation of earnings from our non-U.S. subsidiaries) and potential reduction in opportunities resulting from market access restrictions.
    Some of our international operations are in emerging markets where these risks are heightened, and we anticipate that we will continue to do business in such markets. Our pricing assumptions may be less predictable in emerging markets, and deviations in actual experience from these assumptions could impact our profitability in these markets. Additionally, lack of legal certainty and stability in the emerging markets exposes us to increased risk of disruption and adverse or unpredictable actions by regulators and may make it more difficult for us to enforce our contracts, which may negatively impact our business.
The decision by the UK to exit the European Union (“EU”), or Brexit, created significant uncertainty about the future of insurance and reinsurance regulation in the UK as well as the terms upon which a reinsurer will be permitted to access the UK market or operate to serve other markets from within the UK. The effects of the UK’s withdrawal from the EU and the implementation of agreements between the EU and UK in connection therewith on our business or our investment portfolios remains uncertain at this time. It is possible that there will be greater restrictions, requirements and regulatory complexities on reinsurance provided in the UK by entities located outside of the UK, which may adversely affect our business, financial condition or results of operations. Furthermore, Brexit could adversely affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets before and after the terms of the UK’s future relationship with the EU are settled.
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
    We rely upon our insurance company clients to provide timely, accurate information. We may experience volatility in our earnings as a result of erroneous or untimely reporting from our clients. We also rely on original underwriting decisions made by our clients and cannot assure you that our clients’ processes will adequately control business quality or establish appropriate pricing.
    For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld at interest on our balance sheet. If a ceding company was to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. We help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. For additional information on funds withheld at interest, see “Investments – Funds Withheld at Interest” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    We use the services of third parties such as asset managers, software vendors and administrators to perform various functions that are important to our business. For instance, we have engaged third party investment managers to manage certain assets where our investment management expertise is limited, who we rely on to provide investment advice and execute investment transactions that are within our investment policy guidelines. Our third-party service providers rely on their computer systems and their ability to maintain the security, confidentiality, integrity and privacy of those systems and the data residing on such systems. Our service providers may be subject to cybersecurity attacks and may not sufficiently protect their information technology and related data, which may impact their ability to provide us services and protect our data, which may subject us to losses and harm our reputation. Poor performance on the part of these outside vendors could negatively affect our operations and financial performance.
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
    Epidemics, pandemics, such as COVID-19, as well as natural disasters, climate change and terrorist attacks, and other catastrophes and events can adversely affect our business, financial condition and results of operations because they exacerbate mortality and morbidity risk. The likelihood, timing, and severity of these events cannot be predicted. A pandemic or other disaster could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, and overall economic output. Additionally, any such events could have a material negative impact on the financial markets, potentially impacting the value and liquidity of our invested assets, access to capital markets and credit, and the business of our clients. In addition, a pandemic or other disaster that affected our employees or the employees of companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such an event could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
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
We operate in a highly competitive and dynamic industry and competition, tax law changes, an economic downturn and other factors could adversely affect our business.
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
    We compete based on the strength of our underwriting operations, insights on mortality trends, our ability to efficiently execute transactions, our client relationships and our responsive service. We believe our quick response time to client requests for individual underwriting quotes, our underwriting expertise and our ability to structure solutions to meet clients’ needs are important elements to our strategy and lead to other business opportunities with our clients. Our business will be adversely affected if we are unable to maintain these competitive advantages.
    The insurance and reinsurance industries are subject to ongoing changes from market pressures brought about by customer demands, changes in law, changes in economic conditions such as interest rates and investment performance, technological innovation, marketing practices and new providers of insurance and reinsurance solutions. Failure to anticipate market trends or to differentiate our products and services may affect our ability to grow or maintain our current position in the industry. A failure by the insurance industry to meet evolving consumer demands, including demands to address disparate impacts that may exist against certain groups in insurers’ underwriting and sales models, could adversely affect the insurance industry and our operating results. Similarly, our failure to meet the changing demands of our insurance company clients through innovative product development, effective distribution channels and investments in technology could negatively impact our financial performance over the long-term. Additionally, our failure to adjust our strategies in response to changing economic conditions could impact our competitive position and have a material adverse effect on our business, financial condition and results of operations.
If the U.S. Internal Revenue Code is revised to reduce benefits associated with the tax-deferred status of certain life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies would be adversely affected with respect to their ability to sell such products, and, depending on grandfathering provisions, by the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. If Congress adopts legislation in the future to reduce or eliminate the estate tax, our U.S. life insurance company customers could face reduced demand for some of their life insurance products, which in turn could negatively affect our reinsurance business. We cannot predict whether any tax legislation impacting corporate taxes or insurance products will be enacted, what the specific terms of any such legislation will be or whether any such legislation would have a material adverse effect on our business, financial condition and results of operations.
A general economic downturn or a downturn in the capital markets could adversely affect the market for many life insurance and annuity products. Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation affect the economic environment and thus the profitability of our business. An economic downturn may yield higher unemployment and lower family income, corporate earnings, business investment and consumer spending, and could result in decreased demand for life insurance and annuity products. Because we obtain substantially all our revenues through reinsurance arrangements that cover a portfolio of life insurance products and annuities, our business would be harmed if the market for annuities or life insurance was adversely affected. Therefore, adverse changes in the economy could adversely affect our business, financial condition and results of operations.

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
The U.S. Treasury Department and the IRS continue to issue guidance under the U.S. Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) that may result in interpretations different from ours. Foreign governments may enact tax laws in response to U.S. Tax Reform that could result in further changes to global taxation and materially affect our financial position and results of operations. In addition a number of countries are actively pursuing changes to their tax laws applicable to multinational corporations.
Acquisitions and significant transactions involve varying degrees of risk that could affect our profitability.
    We have made, and may in the future make, acquisitions, either of selected blocks of business or other companies. The success of these acquisitions depends on, among other factors, our ability to appropriately price and evaluate the risks of the acquired business, as well as the availability of funding sufficient to meet increased capital needs, the ability to fund cash flow shortages that may occur if anticipated revenues are not realized or are delayed and the possibility that the value of investments acquired in an acquisition may be lower than expected or may diminish due to credit defaults or changes in interest rates and that liabilities assumed may be greater than expected (due to, among other factors, less favorable than expected mortality or morbidity experience). Additionally, acquisitions may expose us to other operational challenges and various risks, including the ability to integrate the acquired business operations and data with our systems. A failure to successfully manage the operational challenges and risks associated with or resulting from significant transactions, including acquisitions, could adversely affect our business, financial condition or results of operations.
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
    There are inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from adverse mortality, morbidity or policyholder behavior, the effectiveness of our risk management strategies may be limited, resulting in losses. In addition, under difficult or less liquid market conditions, our risk management strategies may be less effective and/or more expensive because other market participants may be using the same or similar strategies to manage risk under the same challenging market conditions.
    Past or future misconduct by our employees or employees of our vendors could result in violations of law, regulatory sanctions and serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective. There can be no assurance that our controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive or inappropriate risks will be effective. We review our compensation policies and practices as part of our overall risk management program, but it is possible that our compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking, which could harm our reputation and have a material adverse effect on our results of operations or financial condition.

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
    We are, and in the future may be, subject to litigation and regulatory investigations or actions in the ordinary course of our business. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry or in our stock price. Material pending litigation and regulatory matters affecting us, if any, are discussed in Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12 Commitments, Contingencies and Guarantees.”

Risks Related to Our Investments
Adverse capital and credit market conditions and access to credit facilities may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.
    The capital and credit markets experience varying degrees of volatility and disruption. In some periods, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to make our benefit payments, to pay our operating expenses, interest on our debt and dividends on our capital stock and to replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will be adversely affected. The principal sources of our liquidity are reinsurance premiums under reinsurance treaties and cash flows from our investment portfolio and other assets. Sources of liquidity in normal markets also include proceeds from the issuance of a variety of short- and long-term instruments, including medium- and long-term debt, subordinated and junior subordinated debt securities, capital securities and common stock.
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
    Disruptions, uncertainty or volatility in the capital and credit markets may limit our ability to replace maturing liabilities in a timely manner, satisfy statutory capital requirements, generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Further, our ability to finance our statutory reserve requirements depends on market conditions. If market capacity is limited for a prolonged period, our ability to obtain new funding for such purposes may be hindered and, as a result, our ability to write additional business in a cost-effective manner may be limited or otherwise adversely affected.
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
    Concerns over U.S. fiscal policy and the trajectory of the U.S. national debt could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt and disrupt economic activity in the U.S. and elsewhere. As a result, our access to, or cost of, liquidity may deteriorate. As a result of uncertainty regarding U.S. national debt, the market value of some of our investments may decrease, and our capital adequacy could be adversely affected. Political and economic uncertainties and weakness and disruption of the financial markets around the world, such as geopolitical upheaval (including trade disputes) and deteriorating economic and political relationships between countries, the impacts of the decision of Great Britain to leave the European Union (“Brexit”), the solvency of certain European Union member states and of financial institutions that have significant direct or indirect exposure to debt issued by such countries, have led and may continue to lead to concerns over capital markets access. In addition, there are ongoing risks around the world related to interest rate fluctuations, slowing global growth, commodity prices and the devaluation of certain currencies. These events and continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues may decline in such circumstances and our profit margins may erode. In addition, upon prolonged market events, such as the global credit crisis, we could incur significant investment-related losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
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
    Changes in interest rates may also affect our business in other ways. Higher interest rates may result in increased surrenders on interest-based products of our clients, which may affect our fees and earnings on those products. Lower interest rates may result in lower sales of certain insurance and investment products of our clients, which would reduce the demand for our reinsurance of these products. If interest rates remain low for an extended period, it may adversely affect our cash flows, financial condition and results of operations.
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
    Some of the products offered by our insurance company customers allow policyholders and contract holders to withdraw their funds under defined circumstances. Our reinsurance subsidiaries manage their liabilities and configure their investment portfolios to provide and maintain sufficient liquidity to support anticipated withdrawal demands and contract benefits and maturities under reinsurance treaties with these customers. While our reinsurance subsidiaries own a significant amount of liquid assets, a portion of their assets are relatively illiquid. Unanticipated withdrawal or surrender activity could, under some circumstances, require our reinsurance subsidiaries to dispose of assets on unfavorable terms, which could have an adverse effect on us. Reinsurance agreements may provide for recapture rights on the part of our insurance company customers. Recapture rights permit these customers to reassume all or a portion of the risk formerly ceded to us after an agreed-upon time, usually ten years, subject to various conditions.
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
    We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. Fixed maturity securities represent a substantial portion of our total cash and invested assets. The occurrence of a major or prolonged economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities could have a material adverse effect on our business, financial condition or results of operations.
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
    A portion of our investment portfolio consists of assets linked to real estate, including mortgage loans on commercial properties, lifetime mortgages, investments in commercial mortgage-backed securities (“CMBS”), and residential mortgage-backed securities (“RMBS”). Delinquency and defaults by third parties in the payment or performance of their obligations underlying these assets could reduce our investment income and realized investment gains or result in the recognition of investment losses. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances established as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or is otherwise collateral-dependent, or the loan’s market value if the loan is being sold. CMBS and RMBS are stated on our balance sheet at fair value. The performance of our mortgage loan investments and our investments in CMBS and RMBS, however, may fluctuate in the future. An increase in the default rate of our mortgage loan investments or the mortgage loans underlying our investments in CMBS and RMBS could have a material adverse effect on our financial condition or results of operations.
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
    Fixed maturity, equity securities and short-term investments, which are primarily reported at fair value on the consolidated balance sheets, represent the majority of our total cash and invested assets. As described in Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 6 “Fair Value of Assets and Liabilities”, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.
    During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation resulting in values that may be different than the value at which the investments may be ultimately sold. Further, rapidly changing or disruptive credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our financial condition or results of operations.
    The reported value of our investments, including our relatively illiquid asset classes and, at times, our high-quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in disruptive or volatile market conditions, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.
The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially affect our financial condition or results of operations.
    The determination of the amount of allowances and impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. For example, the cost of our fixed maturity securities is adjusted for impairments in value deemed to be impaired in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. There can be no assurance that our management has accurately assessed the level of impairments taken, or allowances reflected in our financial statements and their potential impact on regulatory capital. Furthermore, additional impairments or additional allowances may be needed in the future.
Our investments are reflected within the consolidated financial statements utilizing different accounting bases and accordingly we may not have recognized differences, which may be significant, between cost and fair value in our consolidated financial statements.
    Certain of our principal investments are in fixed maturity securities, short-term investments, mortgage loans, policy loans, funds withheld at interest and other invested assets. The carrying value of such investments is described in “Investments” in Note 2 – “Significant Accounting Polices and Pronouncements” in the Notes to the Consolidated Financial Statements. Investments not carried at fair value in our consolidated financial statements – principally, mortgage loans, policy loans, real estate joint ventures and other limited partnerships – may have fair values that are substantially higher or lower than the carrying value reflected in our consolidated financial statements. Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.
Phasing out of London Interbank Offered Rate (“LIBOR”) after 2021 may adversely affect the value of certain of our LIBOR-based assets and liabilities.
    It is anticipated that LIBOR will be discontinued by the end of 2021. The ICE Benchmark Administrated Limited is currently consulting regarding the potential for continuing the 1, 3, 6 and 12 month LIBOR on U.S. dollars until June 2023. At this time, it is not possible to predict how markets will respond and the effect that the discontinuation of LIBOR and the implementation of new benchmark rates will have on new or existing financial instruments to which we have exposure. Interest rates on our LIBOR-based and other floating-rate assets and liabilities may be adversely affected. Further, any uncertainty regarding replacements for LIBOR as a benchmark interest rate could adversely affect the trading market for and value of LIBOR-based and other floating-rate securities, including certain of our assets and liabilities. We are not able to predict the impact of such changes on our cash flows, financial condition and results of operations.
Risks Related to Ownership of Our Common Stock
We may not pay dividends on our common stock.
    Our shareholders may not receive dividends. All future payments of dividends are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our common stock due to restrictions associated with certain of our debt securities.

Certain provisions in our articles of incorporation and bylaws, in Missouri law and in applicable insurance laws, may delay or prevent a change in control, which could adversely affect the price of our common stock.
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
The occurrence of various events may adversely affect the ability of RGA and its subsidiaries to fully utilize any net operating losses (“NOLs”) and other tax attributes.
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
Item 2.         PROPERTIES
The Company’s corporate headquarters is located at an owned site in Chesterfield, Missouri. In addition the Company leases office space in 49 locations throughout the world. Most of the Company’s leases have terms of three to five years; while some leases have longer terms, none exceed 15 years.
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

PART II
Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Insurance companies are subject to statutory regulations that restrict the payment of dividends. See Item 1 under the caption Regulation – “Restrictions on Dividends and Distributions.” See Item 8, Note 17 – “Equity” in the Notes to Consolidated Financial Statements for information regarding board-approved stock repurchase plans. See Item 12 for information about the Company’s compensation plans.
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. On January 31, 2021, there were 23,305 stockholders of record of RGA’s common stock and 68 million shares outstanding.
Issuer Purchases of Equity Securities
    The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended December 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2020 - October 31, 2020	—	$—	—	$167,573,148
November 1, 2020 - November 30, 2020	7,127	$118.26	—	$167,573,148
December 1, 2020 - December 31, 2020	3,622	$116.53	—	$167,573,148

(1)RGA had no repurchases of common stock under its share repurchase program for October, November and December 2020.  The Company net settled - issuing 0, 21,131 and 9,493 shares from treasury and repurchased from recipients 0, 7,127 and 3,622 shares in October, November and December 2020, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
    On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. On May 6, 2020, the Company announced that it has suspended stock repurchases until further notice. The resumption and pace of repurchase activity depends on various factors such as the level of available cash, the impact of the ongoing COVID-19 pandemic, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.

Comparison of 5-Year Cumulative Total Return
The graph below shows the performance of the Company’s common stock for the period beginning December 31, 2014, and ending December 31, 2020, assuming $100 was invested on December 31, 2014. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock and are not intended to forecast or be indicative of future performance of the common stock.

Comparison of 5-Year Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
12/15
12/16
12/17
12/18
12/19
12/20
Reinsurance Group of America, Incorporated
S&P 500
S&P Life & Health Insurance

	Base Period	Cumulative Total Return
	12/15	12/16	12/17	12/18	12/19	12/20
Reinsurance Group of America, Incorporated	$100.00	$149.47	$187.71	$171.34	$202.69	$147.83
S & P 500	100.00	111.96	136.40	130.42	171.49	203.04
S & P Life & Health Insurance	100.00	124.86	145.37	115.17	141.88	128.43

Item 6.         SELECTED FINANCIAL DATA
    The following selected financial data has been derived from the Company’s audited consolidated financial statements. The consolidated statement of income data for the years ended December 31, 2020, 2019 and 2018, and the consolidated balance sheet data at December 31, 2020 and 2019 have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The consolidated statement of income data for the years ended December 31, 2017 and 2016, and the consolidated balance sheet data at December 31, 2018, 2017 and 2016, have been derived from the Company’s audited consolidated financial statements not included herein. The selected financial data shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.
Selected Consolidated Financial and Operating Data
(in millions, except per share and operating data)

	As of or For the Years Ended December 31,
Income Statement Data	2020	2019	2018	2017	2016
Revenues:
Net premiums	$11,694	$11,297	$10,544	$9,841	$9,249
Investment income, net of related expenses	2,575	2,520	2,139	2,155	1,912
Investment related gains (losses), net:
Impairments and change in allowance for credit losses on fixed maturity securities	(21)	(31)	(28)	(43)	(39)
Other investment related gains (losses), net	(12)	122	(142)	211	133
Total investment related gains (losses), net	(33)	91	(170)	168	94
Other revenues	360	392	363	352	267
Total revenues	14,596	14,300	12,876	12,516	11,522
Benefits and expenses:
Claims and other policy benefits	11,075	10,197	9,319	8,519	7,993
Interest credited	704	697	425	502	365
Policy acquisition costs and other insurance expenses	1,261	1,204	1,323	1,467	1,311
Other operating expenses	816	868	786	710	645
Interest expense	170	173	147	146	138
Collateral finance and securitization expense	17	29	30	29	26
Total benefits and expenses	14,043	13,168	12,030	11,373	10,478
Income before income taxes	553	1,132	846	1,143	1,044
Provision for income taxes(1)	138	262	130	(679)	343
Net income	$415	$870	$716	$1,822	$701
Earnings Per Share
Basic earnings per share	$6.35	$13.88	$11.25	$28.28	$10.91
Diluted earnings per share	6.31	13.62	11.00	27.71	10.79
Weighted average diluted shares, in thousands	65,835	63,882	65,094	65,753	64,989
Dividends per share on common stock	$2.80	$2.60	$2.20	$1.82	$1.56
Balance Sheet Data
Total investments	$72,400	$66,555	$54,204	$51,691	$44,841
Total assets	84,656	76,731	64,535	60,515	53,098
Policy liabilities(2)	61,142	57,094	48,933	43,583	37,874
Long-term debt	3,573	2,981	2,788	2,788	3,089
Collateral finance and securitization notes	388	598	682	784	841
Total stockholders’ equity	14,352	11,601	8,450	9,570	7,093
Total stockholders’ equity per share	211.19	185.17	134.53	148.48	110.31
Operating Data (in billions)
Assumed ordinary life reinsurance in force	$3,481	$3,480	$3,329	$3,297	$3,063
Assumed new business production	390	377	407	395	405
(1)2017 reflects adjustments related to the initial adoption of U.S. Tax Reform. See Note 9 – “Income Tax” in the Notes to Consolidated Financial Statements for additional information.
(2)Policy liabilities include future policy benefits, interest-sensitive contract liabilities, and other policy claims and benefits.

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

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.5 trillion of life reinsurance in force and assets of $84.7 billion as of December 31, 2020. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
The Company’s underwriting expertise and industry knowledge has allowed it to expand into international markets and now has operations in over 25 countries including locations in Canada, the Asia Pacific region, Europe, the Middle East, Africa and Latin America. The Company generally starts operations from the ground up in new markets as opposed to acquiring existing operations, and it often enters new markets to support its clients as they expand internationally. Based on the compilation of information from competitors’ annual reports, the Company believes it is the second-largest global life and health reinsurer in the world based on 2019 life and health reinsurance revenues. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of longevity risks, asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance. More recently, the Company has increased its investment and expenditures in client service and technology-oriented initiatives to both support its clients and generate new future revenue streams.
Historically, the Company’s primary business has been traditional life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years or longer. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of the insured, and the exercise of recapture options by ceding companies. The Company has expanded its financial solutions business, including significant asset-intensive and longevity risk transactions, which allow its clients to take advantage of growth opportunities and manage their capital, longevity and investment risk.
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

    The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net

U.S. and Latin America:
Traditional	$6,423	$5,838	$6,320	$5,729	$6,127	$5,534
Financial Solutions	53	53	39	39	27	27
Total U.S. and Latin America	6,476	5,891	6,359	5,768	6,154	5,561

Canada:
Traditional	1,106	1,052	1,332	1,066	1,071	1,024
Financial Solutions	83	83	89	89	43	43
Total Canada	1,189	1,135	1,421	1,155	1,114	1,067

Europe, Middle East and Africa:
Traditional	1,579	1,555	1,494	1,442	1,449	1,424
Financial Solutions	430	252	366	218	339	195
Total Europe, Middle East and Africa	2,009	1,807	1,860	1,660	1,788	1,619

Asia Pacific:
Traditional	2,787	2,681	2,652	2,568	2,346	2,296
Financial Solutions	180	180	146	146	1	1
Total Asia Pacific	2,967	2,861	2,798	2,714	2,347	2,297

Corporate and Other	—	—	—	—	—	—
Total	$12,641	$11,694	$12,438	$11,297	$11,403	$10,544
    The following table sets forth selected information concerning assumed life reinsurance business in force and assumed new business volume by segment for the periods indicated. The terms “in force” and “new business” refer to insurance policy face amounts or net amounts at risk.
Reinsurance Business In Force and New Business by Segment
(in billions)

	As of December 31,
	2020		2019		2018
	In Force	New Business	In Force	New Business	In Force	New Business
U.S. and Latin America:
Traditional	$1,611.6	$114.9	$1,619.6	$115.8	$1,610.1	$106.5
Financial Solutions	5.3	—	5.1	3.2	2.1	—
Total U.S. and Latin America	1,616.9	114.9	1,624.7	119.0	1,612.2	106.5

Canada:
Traditional	445.2	40.8	417.1	40.4	383.5	43.1
Financial Solutions	—	—	—	—	—	—
Total Canada	445.2	40.8	417.1	40.4	383.5	43.1

Europe, Middle East and Africa:
Traditional	864.4	184.3	776.4	147.4	716.3	190.2
Financial Solutions	—	—	—	—	—	—
Total Europe, Middle East and Africa	864.4	184.3	776.4	147.4	716.3	190.2

Asia Pacific:
Traditional	553.7	49.6	662.0	69.7	616.9	66.9
Financial Solutions	0.5	—	—	—	0.3	—
Total Asia Pacific	554.2	49.6	662.0	69.7	617.2	66.9
Total	$3,480.7	$389.6	$3,480.2	$376.5	$3,329.2	$406.7

Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds, and recapture), changes in foreign currency exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $389.1 billion, $225.5 billion, and $374.8 billion were released in 2020, 2019 and 2018, respectively.
See “Results of Operations by Segment” below for further information about the Company’s segments.

Industry Trends
The Company believes life and health insurance companies will continue to partner with reinsurance companies to manage risk, achieve new growth, assist with capital efficiency, develop solutions across the value chain and to help navigate through changes in regulatory and accounting standards. The COVID-19 pandemic has highlighted the importance of insurance products in general and the Company believes reinsurers will continue to be an integral part of the life and health insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of mortality and morbidity experience data at their disposal compared to primary life insurance companies, reinsurers tend to have more comprehensive insights into mortality and morbidity trends, creating more efficient pricing for mortality and morbidity risk. The Company also believes the following trends in the life and health insurance industry will continue to create demand for both traditional reinsurance and financial solutions.
Cession Rates. The percentage of new life and health business being reinsured in North America has recently began to increase following a period of decline, due to strong recurring production coupled with in-force opportunities and an aging population, which increases the need for living benefit morbidity products. Cession rates in the Company’s international markets are expected to continue increasing as middle-class growth and wealth creation drive additional insurance growth. The COVID-19 pandemic highlighted the insurance protection gap and may lead to increased cession rates as insurance companies address the gap.
Products and Distribution Channels. New products and distribution channels from accelerated underwriting and insurtech, are expected to contribute to the growth of the insurance market globally and provide opportunities for reinsurers. The COVID-19 pandemic will likely hasten the transformation of the insurance and reinsurance industry and accelerate the shift to digital platforms and distribution channels.
Insured Populations. The aging population in North America and elsewhere, and the growth in the middle class in the Company’s international markets, are increasing demand for insurance products and for financial products among “baby boomers” who are concerned about protecting their peak income stream and are considering retirement and estate planning. This trend is likely to result in continuing demand for annuity products and life insurance policies, larger face amounts of life insurance policies and higher mortality and longevity risk taken by life insurers, all of which should fuel the need for insurers to seek reinsurance coverage. Additionally, in many countries, companies are increasingly interested in reducing their exposure to longevity risk related to employee retirement plans.
Economic, Regulatory and Accounting Changes. The low interest rate environment puts pressure on new business opportunities for asset intensive blocks; however, the Company believes that the demand for reinsuring these blocks of business will continue. In addition, regulatory, accounting, and economic changes across the globe are creating opportunities for reinsurance to:
•manage risk-based capital by shifting mortality and other risks to reinsurers, thereby reducing amounts of reserves and capital the life and health insurance companies need to maintain;
•release capital to pursue new business initiatives;
•unlock the capital supporting, and value embedded in, non-core product lines; and
•exit certain lines of business.
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

The Company hopes to continue to capitalize on industry trends by ensuring it is well positioned to meet its clients’ needs through the following initiatives:
Continue Growth of Traditional Reinsurance. The Company’s strategy includes continuing to grow each of the following components of its traditional operations:
•North America. Based on discussions with the Company’s clients, an industry survey and informal knowledge about the industry, the Company believes it is a leader in facultative underwriting in North America. The Company intends to maintain that status by emphasizing its underwriting standards, prompt response on quotes, competitive pricing, capacity, value added services and flexibility in meeting customer needs. The Company believes its facultative business has allowed it to develop close, long-standing client relationships and generate additional business opportunities with its facultative clients. In addition, the Company intends to maintain its presence in the North American automatic reinsurance market by leveraging its mortality expertise and breadth of products and services to gain additional market share.
•International Markets. International markets continue to offer opportunities for long-term growth, and the Company intends to capitalize on these opportunities by growing its presence in select markets. Many of the markets where the Company does business, or may enter in the future, are not utilizing life reinsurance at the same levels as the North American market. Therefore, the Company believes these markets represent opportunities for increasing reinsurance penetration. In particular, markets such as Japan, Southeast Asia and South Korea are beginning to realize the benefits that reinsurers bring to the life insurance market. Markets such as China and India represent longer-term opportunities for growth as the underlying direct life insurance markets grow to meet the needs of expanding middle-class populations. Additionally, the Company believes that regulatory changes in many of its markets may cause ceding companies to reduce counterparty exposure to their existing life reinsurers and reinsure more business, creating opportunities for the Company. More recently, the Company has experienced significant growth in health related product offerings, such as critical illness, most notably in select Asian markets.
•In Force Block Reinsurance. Increasingly, there are opportunities to grow the business by reinsuring in force blocks, as insurers and reinsurers seek to exit various non-core businesses and increase financial flexibility to, among other things, redeploy capital and pursue merger and acquisition activity. The Company continually seeks these types of opportunities.
Continue Growth in Financial Solutions.
•Asset-intensive and Longevity Reinsurance. In recent years, the Company has experienced growth in asset-intensive and longevity reinsurance. The Company intends to continue leveraging its existing client relationships and reinsurance expertise to create customized reinsurance products and other capital solutions. Industry trends, particularly the consolidation and reorganization that occurred among life insurance companies, changes in products and product distribution and new solvency requirements, are expected to enhance existing opportunities for asset-intensive and longevity reinsurance. To date, most of the Company’s asset-intensive reinsurance business has been written in the U.S., the UK and Japan; however, additional opportunities in other markets continue to develop. The Company also provides longevity reinsurance in the U.S., Canada and Europe.
•Capital Solutions. The Company provides capital solutions customized for each client, country, and product. The Company’s culture of collaboration and innovation makes it well positioned to react to regulatory and accounting changes in all of its clients’ markets, which we believe may create demand for increased product development and more capital solutions.
Build on the Company’s History of Innovation.
•The Company has a history of innovation, expertise and a relentless focus on its clients. As such, the Company continues to build a diverse and experienced team while partnering with insurance companies, data and technology providers and insurtech entrepreneurs to develop and market technology and provide consulting and outsourcing solutions. While this is currently a small, but growing, part of the Company’s operations, these initiatives may lead to new revenue streams, new opportunities across the industry value chain and new business innovations that could have a transformational impact on the insurance industry and the Company.
Critical Accounting Policies
The Company’s accounting policies are described in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements. The Company believes its most critical accounting policies include the establishment of premiums receivable; amortization of deferred acquisition costs (“DAC”); the establishment of liabilities for future policy benefits and incurred but not reported claims; the valuation of investments and investment allowance for credit losses and impairments; the valuation of embedded derivatives; and accounting for income taxes. The balances of these accounts require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
Differences in experience compared with the assumptions and estimates utilized in establishing premiums receivable, the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of impairments to investment securities can have a material effect on the Company’s results of operations and financial condition.
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
Deferred Acquisition Costs
    Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. Non-commission costs related to the acquisition of new and renewal insurance contracts may be deferred only if they meet the following criteria:
•Incremental direct costs of a successful contract acquisition.
•Portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has been acquired or renewed.
•Other costs directly related to the specified acquisition or renewal activities that would not have been incurred had that acquisition contract transaction not occurred.
    The Company tests the recoverability for each year of business at issue before establishing additional DAC. The Company also performs annual tests to establish that DAC remain recoverable at all times, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2020, 2019 and 2018.
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
The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect best estimates of future experience. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. As of December 31, 2020, the Company had $255 million of DAC related to asset-intensive products, all within the U.S. and Latin America Financial Solutions segment. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current DAC related to asset-intensive products, are changed as illustrated:

Quantitative Change in Significant Assumptions	One-Time Increase in DAC	One-Time Decrease in DAC

Estimated interest spread increasing (decreasing) 25 basis points from the current spread	4.77%	(6.35)%

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	2.13%	(2.07)%
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
The following table displays DAC balances for the Traditional and Financial Solutions segments as of December 31, 2020:

(dollars in millions)	Traditional	Financial Solutions	Total

U.S. and Latin America	$1,816	$255	$2,071
Canada	195	—	195
Europe, Middle East and Africa	264	—	264
Asia Pacific	1,045	41	1,086
Total	$3,320	$296	$3,616
As of December 31, 2020, the Company estimates that all of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
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
Valuation of Investments, Allowance for Credit Losses and Impairments
The Company primarily invests in fixed maturity securities, mortgage loans, short-term investments, and other invested assets. For investments reported at fair value, the Company utilizes, when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market valuation techniques, market comparable pricing and the income approach. The Company may utilize information from third parties, such as pricing services and brokers, to assist in determining the fair value for certain investments; however, management is ultimately responsible for all fair values presented in the Company’s consolidated financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices and pricing of assets and liabilities, and approving changes to valuation methodologies and pricing sources. The selection of the valuation technique(s) to apply considers the definition of an exit price and the nature of the investment being valued and significant expertise and judgment is required.
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
Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances. For a discussion regarding the valuation allowance for mortgage loans see “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to the Consolidated Financial Statements.
In addition, investments are subject to impairment reviews to identify when a decline in value necessitates the recording of an allowance for credit losses or an impairment for non-credit factors. Impairment losses for non-credit factors are recognized in AOCI whereas allowances for credit losses are recognized in investment related gains (losses), net. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to the Consolidated Financial Statements for a discussion of the policies regarding allowance for credit losses and impairments.
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
The valuation of the various embedded derivatives requires complex calculations based on actuarial and capital markets inputs and assumptions related to estimates of future cash flows and interpretations of the primary accounting guidance continue to evolve in practice. The valuation of embedded derivatives is sensitive to the investment credit spread environment. Changes in investment credit spreads are also affected by the application of a credit valuation adjustment (“CVA”). The fair value calculation of an embedded derivative in an asset position utilizes a CVA based on the ceding company’s credit risk. Conversely, the fair value calculation of an embedded derivative in a liability position utilizes a CVA based on the Company’s credit risk. Generally, an increase in investment credit spreads, ignoring changes in the CVA, will have a negative impact on the fair value of the embedded derivative (decrease in income). See “Derivative Instruments” in Note 2 – “Significant Accounting Policies and Pronouncements” and Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information regarding the valuation of the Company’s embedded derivatives.
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
    Deferred tax assets and liabilities are measured by applying the relevant jurisdictions’ enacted tax rate for the period in which the temporary differences are expected to reverse to the temporary difference change for that period. The Company will establish a valuation allowance if management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. The Company has deferred tax assets including those related to foreign tax credits, net operating and capital losses. The Company has projected its ability to utilize its deferred tax assets and established a valuation allowance on the portion of the deferred tax assets the Company believes more likely than not will not be realized.
    Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such a determination, consideration is given to, among other things, the following:
(i)taxable income in prior carryback years
(ii)future reversals of existing taxable temporary differences;
(iii)future taxable income exclusive of reversing temporary differences and carryforwards; and
(iv)tax planning strategies.
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
    See Note 9 – “Income Tax” for further discussion.

Consolidated Results of Operations
Impacts of the COVID-19 Pandemic
The ongoing COVID-19 global pandemic and the response thereto continues to cause increases in mortality, morbidity and other insurance risks, as well as significant disruption in the international and U.S. economies and financial markets. The extent to which the Company’s future results continue to be affected by COVID-19 and the response thereto will largely depend on, among other factors, country-specific circumstances, measures by public and private institutions, COVID-19’s impact on all other causes of death and the timing of effective treatments and/or vaccines for COVID-19. Given these many variables, the Company cannot reliably predict the future impact of the pandemic on its business, results of operations and financial condition. In addition, clients’ ability to write new business in this environment may result in a slowdown in the Company’s new business temporarily; however, much of the Company’s premiums and other revenues are contractually recurring for many years to come.
The safety and well-being of the Company’s employees and clients continues to be a priority. The Company’s business continuity plans are still activated and the actions taken during 2020 to protect both employees and clients, such as working from home, restricting travel, conducting meetings remotely, and reinforcing the importance of face coverings, good hygiene and social distancing, also continue. The Company’s offices worldwide are at a minimum adhering to local government mandates and guidelines regarding occupancy levels; however, in certain situations the Company’s guidelines are more restrictive than those of local governments.
The Company has not currently experienced any significant disruptions to its daily operations, despite most of its workforce working remotely. Expenses incurred to implement its business continuity plans, including work from home arrangements, are not material and have been more than offset by reduced travel and other expenses during the year ended December 31, 2020. However, COVID-19 may heighten operational risks and related impacts, which may include a reduction in new business volumes from slower sales, impacts to the Company’s workforce productivity due to travel restrictions, temporary office closures and increased remote working situations, and potential client delays in paying premiums and reporting claims. The Company is heavily reliant on timely reporting from its clients and other third parties. While operational risks, including privacy and cybersecurity risks, are heightened during remote working situations, the Company has increased communication and training related to these risks for all its workforce and continues to monitor its programs, processes and procedures designed to manage these risks.
An infectious pandemic negatively impacts the profitability of the Company’s life and health business due to increased claims; however, given the many variables and uncertainties in the amounts and timing of claims, the Company is unable to reliably predict the ultimate claims it will experience as a result of the COVID-19 pandemic. These variables and uncertainties include age, gender, comorbidities, other insured versus general population characteristics, geography-specific institutional and individual mitigating actions, medical capacity, and other factors. To date, general population COVID-19 deaths have been heavily concentrated in individuals aged 70 and older and with pre-existing comorbidities. The Company’s insured population has lower exposure to older ages than the general population and covers a generally healthier population due to underwriting and socioeconomic factors of those purchasing insurance. In addition, the Company’s longevity business may act as a modest offset to excess life insurance claims.
The Company’s COVID-19 projection and financial impact models continue to be updated and refined based on updated external data and the Company’s claim experience to date and are subject to the many variables and uncertainties noted above. The financial impact of COVID-19 on the Company is currently projected to be at the low end of previous estimates for the same level of general population deaths as there continues to be significant differences between general and insured population mortality. The U.S. is the key driver of mortality claim costs, followed by the UK and Canada. For the year ending December 31, 2020, the Company estimates it has incurred approximately $720 million of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $590 million of that amount being associated with the U.S. and Latin America Traditional segment. The Company estimates that every additional 10,000 population deaths in the U.S., UK, or Canada as a result of COVID-19 would result in the following corresponding excess mortality claims of approximately:
•$15 million to $25 million in the U.S.;
•$4 million to $6 million in the UK; and
•$10 million to $15 million in Canada.
The global financial markets continue to be in a state of uncertainty due to COVID-19 mandated economic shutdowns and historically large and rapid central bank and fiscal policies meant to offset the economic impact of the pandemic. The economic weakness and uncertainty caused by these events may also adversely affect the Company’s financial performance. All investments held by the Company, directly or in a funds withheld at interest reinsurance arrangement, are monitored for conformance with the Company’s stated investment policy limits as well as any limits prescribed by the applicable jurisdiction’s insurance laws and regulations. The current market environment may result in certain investments being downgraded which can affect conformance with these limits. The level of potential impairments will depend on broad economic conditions and the pace at which global economies recover from the effects of COVID-19 and the response thereto. In addition, the Company may experience a short-term decrease in cash flows from its commercial mortgage loan portfolio as it assists borrowers that are affected by the current economic environment. See “Investments” for more information.
The Company’s liquidity is monitored and managed on a daily basis to ensure all current and future liquidity demands can be met, and that it maintains access to liquidity resources to meet even extreme tail risk liquidity needs. In addition, RGA maintains a number of arm’s length arrangements for mobilizing liquidity throughout the group. The Company has enhanced liquidity by holding more cash received in the course of its normal operating and investing activities. The Company also suspended common stock repurchases until further notice.
Key liquidity resources to the group include:
•Holdings of cash and cash equivalents of $3.4 billion;
•Cash flows from investments, which include approximately $2.4 billion per year;
•Access to $850 million of cash and letters of credits through a syndicated credit facility; and
•Access to over $500 million of cash through the membership in the Federal Home Loan Bank of Des Moines.
In order to further enhance its capital and liquidity position, the Company executed two capital market transactions during 2020. On June 5, 2020, the Company completed an offering of its common stock and received net proceeds of approximately $481 million. On June 9, 2020, the Company completed the offering of $600 million aggregate principal amount of its 3.150% Senior Notes due 2030 (the “Senior Notes”), which will be used to repay the $400 million 5.000% senior notes due 2021 and for general corporate purposes. The public offering price of the Senior Notes was 99.472% of the principal amount, and the Company received net proceeds of approximately $593 million.
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
The Company’s primary reinsurance subsidiaries’ financial strength ratings are strong, with all having an S&P rating of AA-, and some of those also having an A.M. Best rating of A+ and a Moody’s rating of A1. In addition, even though the COVID-19 pandemic and the economic environment may impact the Company’s insurance subsidiaries’ various capital ratios and solvency measures, RGA believes its subsidiaries would remain financially solvent under more extreme pandemic scenarios.
Results of Operations – 2020 compared to 2019
A discussion regarding our financial condition and results of operations for the year ended December 31, 2020, compared to the year ended December 31, 2019, is presented below. A discussion regarding our financial condition and results of operations for year ended December 31, 2019, compared to the year ended December 31, 2018, can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at www.rgare.com. Information provided on such websites does not constitute part of this Annual Report on Form 10-K.

The following table summarizes net income for the periods presented.

	For the years ended December 31,
	2020	2019	2020 vs 2019
Revenues	(Dollars in millions, except per share data)
Net premiums	$11,694	$11,297	$397
Investment income, net of related expenses	2,575	2,520	55
Investment related gains (losses), net:
Impairments and change in allowance for credit losses on fixed maturity securities	(21)	(31)	10
Other investment related gains (losses), net	(12)	122	(134)
Total investment related gains (losses), net	(33)	91	(124)
Other revenues	360	392	(32)
Total revenues	14,596	14,300	296
Benefits and expenses
Claims and other policy benefits	11,075	10,197	878
Interest credited	704	697	7
Policy acquisition costs and other insurance expenses	1,261	1,204	57
Other operating expenses	816	868	(52)
Interest expense	170	173	(3)
Collateral finance and securitization expense	17	29	(12)
Total benefits and expenses	14,043	13,168	875
Income before income taxes	553	1,132	(579)
Provision for income taxes	138	262	(124)
Net income	$415	$870	$(455)
Earnings per share
Basic earnings per share	$6.35	$13.88
Diluted earnings per share	6.31	13.62
The decrease in income in 2020 was primarily the result of the following:
•Increased mortality claims in the U.S. and Latin America, Canada and Europe, Middle East and Africa (“EMEA”) traditional segments, primarily attributable to the COVID-19 pandemic.
•The unfavorable mortality claims were partially offset by an improvement in claim experience in Australia, and an increase in income before taxes in the Company’s Financial Solution business.
•As discussed in “Impacts of the COVID-19 Pandemic” above, the Company estimates it has incurred approximately $720 million of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $590 million of that amount being associated with the U.S. and Latin America segment.
The Company did experience a higher incidence of older age death claims in the U.S. during 2020. While the cause of death information is not yet available for all claims, the Company’s analysis attributes excess claim costs primarily to COVID-19 or COVID-19 related factors and therefore additional analysis and information from clients will allow the Company to refine the impact of COVID-19 on the current year’s results.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuation did not have a material impact on income before taxes in 2020. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums is primarily due to growth in life reinsurance in force. Consolidated assumed life insurance in force increased to $3,480.7 billion as of December 31, 2020, from $3,480.2 billion as of December 31, 2019, due to new business production and in force transactions offset by an increase in lapses and mortality claims in the current year primarily attributable to the COVID-19 pandemic. The Company added new business production, measured by face amount of insurance in force, of $389.6 billion, and $376.5 billion during 2020 and 2019, respectively.
Investment income, net of related expenses and investment related gains and losses
    The increase in investment income, net of related expenses is primarily attributable to an increase in the average invested asset base partially offset by a decline in investment yield and lower variable investment income associated with joint venture and limited partnership investments:

•The average invested assets at amortized cost, excluding spread related business, totaled $30.8 billion and $28.3 billion in 2020 and 2019, respectively.
•The average yield earned on investments, excluding spread related business, was 4.00% and 4.56% in 2020 and 2019, respectively.
A continued low interest rate environment, in addition to higher cash and cash equivalents balances held by the Company during the COVID-19 pandemic, is expected to put downward pressure on this yield in future reporting periods. The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and can be highly variable based on the timing of dividends and distributions on certain investments. Investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
Changes in the fair value of these embedded derivatives (decreased) and increased investment related gains (losses) by $(62) million and $11 million in 2020 and 2019, respectively. In addition, during 2020, the Company incurred $77 million of investment related losses as result of impairments and increases in the credit allowances related to available-for-sale fixed maturity securities, mortgage loans, and limited partnerships. The impairment and the credit losses are primarily attributable to the economic disruption caused by COVID-19. See the Investment section within Management Discussion and Analysis, Note 4 – “Investments” and Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on the impairment losses and derivatives.
The effective tax rate on a consolidated basis was 24.9% and 23.1% for 2020 and 2019, respectively. The 2020 increase to the effective tax rate over the U.S. Statutory income tax rate of 21% was primarily the result of income earned in jurisdictions with tax rates higher than the U.S., GILTI primarily due to RGA Canada’s income, and a change in corporate tax rate in the UK. These increases were partially offset by foreign tax credit utilization and bases differences in Australia. The 2019 increase to the effective tax rate over the U.S. Statutory income tax rate of 21% was primarily related to valuation allowance increases in various jurisdictions which were partially offset by bases differences in Australia. See Note 9 – “Income Tax” in the Notes to Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate.

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

	Twelve months ended December 31,
	2020	2019	2020 vs 2019
Modco/Funds withheld:
Unrealized gains (losses)	$(62)	$11	$(73)
Deferred acquisition costs/retrocession	22	(15)	37
Net effect	(40)	(4)	(36)
EIAs:
Unrealized gains (losses)	(20)	(46)	26
Deferred acquisition costs/retrocession	8	23	(15)
Net effect	(12)	(23)	11
Guaranteed minimum benefit riders:
Unrealized gains (losses)	9	5	4
Related freestanding derivatives, net of deferred acquisition costs/retrocession	1	(7)	8
Net effect	10	(2)	12
Net effect after related freestanding derivatives	$(42)	$(29)	$(13)

Results of Operations by Segment
U.S. and Latin America Operations
    The U.S. and Latin America operations include business generated by the Company’s offices in the U.S., Mexico and Brazil. The offices in Mexico and Brazil provide services to clients in other Latin American countries. The U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in the reinsurance of individual mortality-risk, health and long-term care and to a lesser extent, group reinsurance. The Financial Solutions segment consists of Asset-Intensive and Capital Solutions. Asset-Intensive within the Financial Solutions segment includes coinsurance of annuities and corporate-owned life insurance policies and to a lesser extent, fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Capital Solutions within the Financial Solutions segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance and other transactions. Typically, these transactions do not qualify as reinsurance under GAAP, due to the low-risk nature of the transactions, therefore only the related net fees are reflected in other revenues on the consolidated statements of income.
The following table summarizes income before income taxes for the Company’s U.S. and Latin America operations for the periods presented:

For the year ended December 31,	2020	2019	2020 vs 2019
(dollars in millions)
Revenues:
Net premiums	$5,891	$5,768	$123
Investment income, net of related expenses	1,713	1,700	13
Investment related gains (losses), net	(50)	57	(107)
Other revenues	226	254	(28)
Total revenues	7,780	7,779	1
Benefits and expenses:
Claims and other policy benefits	6,107	5,458	649
Interest credited	636	618	18
Policy acquisition costs and other insurance expenses	871	851	20
Other operating expenses	169	189	(20)
Total benefits and expenses	7,783	7,116	667
Income before income taxes	$(3)	$663	$(666)

    The decrease in income before income taxes was the result of a significant increase in claims and other policy benefits in the U.S. Traditional segment. Also contributing to the decrease, though to a much lesser extent, were lower investment related gains (losses), net as a result of a decrease in fair value of the embedded derivatives related to modco/funds withheld treaties in the U.S. Financial Solutions. The significant increase in claims was primarily related to a significant increase in claim frequency within the individual mortality business. While the cause of death is not yet available for all claims, the Company believes the excess claim costs are primarily attributable to COVID-19 or COVID-19 related factors as the Company did experience a higher incidence of older age death claims in the U.S. during 2020.
Traditional Reinsurance

For the year ended December 31,	2020	2019	2020 vs 2019
(dollars in millions)
Revenues:
Net premiums	$5,838	$5,729	$109
Investment income, net of related expenses	714	769	(55)
Investment related gains (losses), net	(11)	(18)	7
Other revenues	19	20	(1)
Total revenues	6,560	6,500	60
Benefits and expenses:
Claims and other policy benefits	5,906	5,261	645
Interest credited	73	78	(5)
Policy acquisition costs and other insurance expenses	748	752	(4)
Other operating expenses	131	144	(13)
Total benefits and expenses	6,858	6,235	623
Income before income taxes	$(298)	$265	$(563)
Key metrics:
Life insurance in force	$1,611.6 billion	$1,619.6 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	101.2%	91.8%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	12.8%	13.1%
Other operating expenses as a percentage of net premiums	2.2%	2.5%
The decrease in income before income taxes for the U.S. and Latin America Traditional segment was primarily due to unfavorable claims experience within the Individual Mortality business. In addition, the segment earned less investment income in the current year.
Revenues
•The increase in net premiums was primarily due to organic growth as well as new sales. The segment added new life business production, measured by face amount of insurance in force, of $114.9 billion, and $115.8 billion during 2020 and 2019, respectively.
•The decrease in net investment income was due to a decrease in variable investment income as well as higher cash and cash equivalents balances in the current year to fund increased claim payments from COVID-19 related deaths. The decrease was partially offset by a higher invested asset base.
Benefits and expenses
•The increase in the loss ratio for 2020 was primarily due to unfavorable claims experience in the individual mortality line of business, attributed primarily to the COVID-19 pandemic. As explained above, while the cause of death is not yet available for all claims, the Company estimates that approximately $590 million of excess claims for the year ended December 31, 2020 were attributable to COVID-19 or COVID-19 related factors.
•The decrease in other operating expenses was primarily due to lower incentive-based compensation accruals.

Financial Solutions

For the year ended December 31,	2020			2019			2020 vs 2019
	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
(dollars in millions)
Revenues:
Net premiums	$53	$—	$53	$39	$—	$39	$14	$—	$14
Investment income, net of related expenses	994	5	999	927	4	931	67	1	68
Investment related gains (losses), net	(39)	—	(39)	75	—	75	(114)	—	(114)
Other revenues	103	104	207	137	97	234	(34)	7	(27)
Total revenues	1,111	109	1,220	1,178	101	1,279	(67)	8	(59)
Benefits and expenses:
Claims and other policy benefits	201	—	201	197	—	197	4	—	4
Interest credited	563	—	563	540	—	540	23	—	23
Policy acquisition costs and other insurance expenses	118	5	123	93	6	99	25	(1)	24
Other operating expenses	28	10	38	33	12	45	(5)	(2)	(7)
Total benefits and expenses	910	15	925	863	18	881	47	(3)	44
Income before income taxes	$201	$94	$295	$315	$83	$398	$(114)	$11	$(103)
Asset-intensive
The decrease in income before income taxes for the US and Latin America Financial Solutions’ Asset-intensive segment was primarily due to lower investment related gains (losses), net in coinsurance portfolios and the decrease in fair value of the embedded derivatives related to modco/funds withheld treaties.
The invested asset base supporting this segment decreased to $23.5 billion as of December 31, 2020 from $24.0 billion as of December 31, 2019.
•The decrease in the asset base was primarily due to a decline in fixed annuity account values.
•As of December 31, 2020, and 2019, $3.2 billion and $3.5 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
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

For the year ended December 31,	2020	2019	2020 vs 2019
(dollars in millions)
Revenues:
Total revenues	$1,111	$1,178	$(67)
Less:
Embedded derivatives – modco/funds withheld treaties	(51)	29	(80)
Guaranteed minimum benefit riders and related free standing derivatives	47	(5)	52
Revenues before certain derivatives	1,115	1,154	(39)
Benefits and expenses:
Total benefits and expenses	910	863	47
Less:
Embedded derivatives – modco/funds withheld treaties	(22)	15	(37)
Guaranteed minimum benefit riders and related free standing derivatives	37	(3)	40
Equity-indexed annuities	12	23	(11)
Benefits and expenses before certain derivatives	883	828	55
Income (loss) before income taxes:
Income before income taxes	201	315	(114)
Less:
Embedded derivatives – modco/funds withheld treaties	(29)	14	(43)
Guaranteed minimum benefit riders and related free standing derivatives	10	(2)	12
Equity-indexed annuities	(12)	(23)	11
Income before income taxes and certain derivatives	$232	$326	$(94)
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the years ended December 31, 2020 and 2019.
    The change in fair value of the embedded derivatives – modco/funds withheld treaties decreased income before income taxes by $29 million in 2020. The decrease in 2020 was primarily the result of widening credit spreads, partially offset by lower interest rates, both of which were primarily attributable to the recent disruption in the global financial markets caused by the COVID-19 pandemic.
Guaranteed Minimum Benefit Riders – Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of the embedded derivatives on guaranteed minimum benefits are net of an increase (decrease) in investment related gains (losses), net of $77 million and ($5) million for 2020 and 2019, respectively, associated with the Company’s utilization of a credit valuation adjustment.
    The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased income before income taxes by $10 million in 2020. The increase in income for 2020 is primarily due to the increase in credit valuation adjustment, which was primarily attributable to the recent disruption in the global financial markets caused by the COVID-19 pandemic, partially offset by the annual update of best estimate actuarial assumptions to account for lower policyholder lapse experience.
    Equity-Indexed Annuities – Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $(12) million in 2020, primarily due to declining interest rates.
Discussion and analysis before certain derivatives
•Income before income taxes and certain derivatives decreased by $94 million in 2020, which was primarily due to lower investment related gains (losses), net in coinsurance portfolios.
•Revenue before certain derivatives decreased by $39 million in 2020, primarily due to lower investment related gains (losses), net, partially offset by full year contributions from asset-intensive transactions executed in 2019.

•Benefits and expenses before certain derivatives increased by $55 million in 2020, primarily due to full year contributions from asset-intensive transactions executed in 2019.
Capital Solutions
The increase in income before income taxes for the U.S. and Latin America Capital Solutions’ business for the year ended December 31, 2020 was primarily due to new transactions offsetting the termination of certain agreements, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
•At December 31, 2020 and 2019, the amount of business assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $19.9 billion, and $18.2 billion, respectively.
•The increases in 2020 were primarily attributed to new transactions offsetting the termination of certain agreements, as well as organic growth on existing transactions.
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

For the year ended December 31,	2020	2019	2020 vs 2019
(dollars in millions)
Revenues:
Net premiums	$1,135	$1,155	$(20)
Investment income, net of related expenses	208	208	—
Investment related gains (losses), net	—	14	(14)
Other revenues	9	8	1
Total revenues	1,352	1,385	(33)
Benefits and expenses:
Claims and other policy benefits	977	937	40
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	181	226	(45)
Other operating expenses	39	39	—
Total benefits and expenses	1,197	1,202	(5)
Income before income taxes	$155	$183	$(28)
•The decrease in income before income taxes in 2020 is primarily due to less favorable individual life mortality experience compared to 2019 and the impact of COVID-19 related claims.
•While foreign currency fluctuations can result in variances in the financial statement line items, fluctuation in the Canadian dollar did not result in a material change in income before income taxes in 2020. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

For the year ended December 31,	2020	2019	2020 vs 2019
(dollars in millions)
Revenues:
Net premiums	$1,052	$1,066	$(14)
Investment income, net of related expenses	207	205	2
Investment related gains (losses), net	—	14	(14)
Other revenues	1	1	—
Total revenues	1,260	1,286	(26)
Benefits and expenses:
Claims and other policy benefits	909	857	52
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	180	224	(44)
Other operating expenses	37	37	—
Total benefits and expenses	1,126	1,118	8
Income before income taxes	$134	$168	$(34)
Key metrics:
Life insurance in force	$445.3 billion	$417.1 billion
Loss ratios	86.4%	80.4%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	17.1%	21.0%
Other operating expenses as a percentage of net premiums	3.5%	3.5%
The decrease in income before income taxes for 2020 is primarily due to less favorable individual life mortality experience compared to 2019.
Revenues
•The decrease in net premiums was primarily due to a reduction in the base of the offshore creditor business and a non-recurring payment received in the third quarter of 2019 relating to a block of existing business, partially offset by a new inforce block transaction effective January 1, 2020.
•The segment added new life business production, measured by face amount of insurance in force, of $40.8 billion, and $40.4 billion during 2020 and 2019, respectively.
•The increase in net investment income was primarily due to an increase in the invested asset base due to growth in the underlying business volume partially offset by a decline in interest rates. The change in investment related gains (losses) is primarily attributable to changes in the fair value of credit default derivatives.
Benefits and expenses
•The increase in the loss ratio for 2020 was primarily due to less favorable individual mortality experience as compared to 2019. In addition, while the cause of death is not yet available for all claims, the Company estimates that approximately $20 million of excess claims for the year ended December 31, 2020, were attributable to COVID-19 or COVID-19 related factors.
•The decrease in policy acquisition expenses was the result of a reduction in creditor business which has higher allowances than other business. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies may vary.

Financial Solutions

For the year ended December 31,	2020	2019	2020 vs 2019
(dollars in millions)
Revenues:
Net premiums	$83	$89	$(6)
Investment income, net of related expenses	1	3	(2)
Investment related gains (losses), net	—	—	—
Other revenues	8	7	1
Total revenues	92	99	(7)
Benefits and expenses:
Claims and other policy benefits	68	80	(12)
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	1	2	(1)
Other operating expenses	2	2	—
Total benefits and expenses	71	84	(13)
Income before income taxes	$21	$15	$6
The increase in income before income taxes was primarily a result of favorable mortality experience on the longevity business in 2020 and two new transactions completed at the end of 2019.
Europe, Middle East and Africa Operations
    The Europe, Middle East and Africa (“EMEA”) operations include business primarily generated by offices in France, Germany, Ireland, Italy, the Middle East, the Netherlands, Poland, South Africa, Spain and the United Kingdom (“UK”). EMEA consists of two major segments: Traditional and Financial Solutions. The Traditional segment primarily provides reinsurance through yearly renewable term and coinsurance agreements on a variety of life, health and critical illness products. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. The Financial Solutions segment consists of reinsurance and other transactions associated with longevity closed blocks, payout annuities, capital management solutions and financial reinsurance.

For the year ended December 31,	2020	2019	2020 vs 2019
(dollars in millions)
Revenues:
Net premiums	$1,807	$1,660	$147
Investment income, net of related expenses	265	268	(3)
Investment related gains (losses), net	15	9	6
Other revenues	17	33	(16)
Total revenues	2,104	1,970	134
Benefits and expenses:
Claims and other policy benefits	1,541	1,354	187
Interest credited	11	26	(15)
Policy acquisition costs and other insurance expenses	123	126	(3)
Other operating expenses	144	161	(17)
Total benefits and expenses	1,819	1,667	152
Income before income taxes	$285	$303	$(18)
•The decrease in income before income taxes compared to the same period in 2019 was primarily due to poor mortality experience mainly from the impact of COVID-19, partially offset by favorable performance in the closed block longevity business and a decrease in other operating expenses.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations primarily in the British pound and South African rand resulted in a $5 million increase in income before income taxes in 2020. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

For the year ended December 31,	2020	2019	2020 vs 2019
(dollars in millions)
Revenues:
Net premiums	$1,555	$1,442	$113
Investment income, net of related expenses	72	73	(1)
Investment related gains (losses), net	—	—	—
Other revenues	6	5	1
Total revenues	1,633	1,520	113
Benefits and expenses:
Claims and other policy benefits	1,389	1,205	184
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	119	114	5
Other operating expenses	98	121	(23)
Total benefits and expenses	1,606	1,440	166
Income before income taxes	$27	$80	$(53)
Key metrics:
Life insurance in force	$864.3 billion	$776.4 billion
Loss ratios	89.3%	83.6%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	7.7%	7.9%
Other operating expenses as a percentage of net premiums	6.3%	8.4%
The decrease in income before income taxes is primarily due to less favorable individual life mortality experience, as well as poor morbidity experience, driven in part by COVID-19 related claims, compared to 2019. The decrease in income was partially offset by an increase in net premiums.
Revenues
•The increase in net premiums was primarily due to an increase in business volume from new and existing treaties.
•The segment added new life business production, measured by face amount of insurance in force, of $184.3 billion, and $147.4 billion during 2020 and 2019, respectively.
Benefits and expenses
•The increase in the loss ratio for 2020 was primarily due to unfavorable mortality experience primarily attributable to COVID-19. While the cause of death is not yet available for all claims, the Company estimates that approximately $75 million of excess claims for the year ended December 31, 2020, were attributable to COVID-19 or COVID-19 related factors.
•The decrease in other operating expenses is primarily due to reduced incentive-based compensation and travel expenses primarily attributable to COVID-19.
Financial Solutions

For the year ended December 31,	2020	2019	2020 vs 2019
(dollars in millions)
Revenues:
Net premiums	$252	$218	$34
Investment income, net of related expenses	193	195	(2)
Investment related gains (losses), net	15	9	6
Other revenues	11	28	(17)
Total revenues	471	450	21
Benefits and expenses:
Claims and other policy benefits	152	149	3
Interest credited	11	26	(15)
Policy acquisition costs and other insurance expenses	4	12	(8)
Other operating expenses	46	40	6
Total benefits and expenses	213	227	(14)
Income before income taxes	$258	$223	$35
The increase in income before income taxes is primarily due to favorable termination experience on closed longevity blocks.

Revenues
•The increase in net premiums was primarily due to higher new business volumes of closed longevity business.
•The decrease in other revenues primarily relates to fees from a treaty that terminated in the fourth quarter of 2019 and a one-time fee received related to a new payout annuity transaction completed in the second quarter of 2019.
Benefits and expenses
•The decrease in benefits and expenses is primarily due to a reduction in interest credited. Interest credited in this segment relates to amounts credited to the contract holders of unit-linked products. This amount will fluctuate according to contract holder investment selections, equity returns and interest rates. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
Asia Pacific Operations
    The Asia Pacific operations include business generated by its offices principally in Australia, China, Hong Kong, India, Japan, Malaysia, New Zealand, Singapore, South Korea and Taiwan. The Traditional segment’s principal types of reinsurance include individual and group life and health, critical illness, disability and superannuation. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks, and in some markets, group risks. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, typically offer life and disability insurance coverage. The Financial Solutions segment includes financial reinsurance, asset-intensive and certain disability and life blocks.

For the year ended December 31,	2020	2019	2020 vs 2019
(dollars in millions)
Revenues:
Net premiums	$2,861	$2,714	$147
Investment income, net of related expenses	192	150	42
Investment related gains (losses), net	13	9	4
Other revenues	49	36	13
Total revenues	3,115	2,909	206
Benefits and expenses:
Claims and other policy benefits	2,450	2,448	2
Interest credited	49	31	18
Policy acquisition costs and other insurance expenses	198	117	81
Other operating expenses	185	185	—
Total benefits and expenses	2,882	2,781	101
Income before income taxes	$233	$128	$105
•The increase in income before income taxes as compared to the same period in 2019 was the result of favorable claims experience as compared to the prior year across the segment, as well as income from new business growth within the Financial Solutions business.
•Foreign currency fluctuations can result in variances in the financial statement line items, foreign currency fluctuations primarily in the Japanese yen and Taiwan dollar resulted in a $5 million increase in income before income taxes in 2020. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

For the year ended December 31,	2020	2019	2020 vs 2019
(dollars in millions)
Revenues:
Net premiums	$2,681	$2,568	$113
Investment income, net of related expenses	107	104	3
Investment related gains (losses), net	3	—	3
Other revenues	15	9	6
Total revenues	2,806	2,681	125
Benefits and expenses:
Claims and other policy benefits	2,293	2,317	(24)
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	167	92	75
Other operating expenses	172	167	5
Total benefits and expenses	2,632	2,576	56
Income before income taxes	$174	$105	$69
Key metrics:
Life insurance in force	$553.7 billion	$662.0 billion
Loss ratios	85.5%	90.2%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	6.2%	3.6%
Other operating expenses as a percentage of net premiums	6.4%	6.5%
The increase in income before income taxes is primarily the result of net favorable claims experience across the segment and an increase in premiums.
Revenues
•The increase in net premiums was primarily due to new business growth in Asia, partially offset by premium reductions in Australia group business as a result of the non-renewal of two large group treaties effective June 30, 2020.
•The segment added new life business production, measured by face amount of insurance in force, of $49.6 billion, and $69.7 billion during 2020 and 2019, respectively due to new business production and in force transactions offset by an increase in recaptures, primarily in Australia, and policy lapses.
•The increase in other revenues is primarily related to an increase in recapture fees and foreign currency gains.
Benefits and expenses
•The decrease in the loss ratio for 2020 was primarily due to favorable claims experience across the segment offsetting excess claims incurred as result of COVID. While the cause of death is not yet available for all claims, the Company estimates that approximately $36 million of claims for the year ended December 31, 2020, were attributable to COVID-19 or COVID-19 related factors.
•Policy acquisition costs and other insurance expenses increased as compared to 2019 primarily due to experience adjustments in 2019 that reduced policy acquisition costs and other insurance expenses in 2019. The level of policy acquisition costs and other insurance expenses fluctuates periodically due to timing of client company reporting and variations in the mixture of business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premium, represent a greater percentage of the total premiums.

Financial Solutions

For the year ended December 31,	2020	2019	2020 vs 2019
(dollars in millions)
Revenues:
Net premiums	$180	$146	$34
Investment income, net of related expenses	85	46	39
Investment related gains (losses), net	10	9	1
Other revenues	34	27	7
Total revenues	309	228	81
Benefits and expenses:
Claims and other policy benefits	157	131	26
Interest credited	49	31	18
Policy acquisition costs and other insurance expenses	31	25	6
Other operating expenses	13	18	(5)
Total benefits and expenses	250	205	45
Income before income taxes	$59	$23	$36
The increase in income before income taxes is primarily due to the growth of asset intensive and financial reinsurance business in Asia. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $2.9 billion and $3.9 billion at December 31, 2020 and 2019, respectively. Fees earned from this business can vary significantly depending on the size, complexity, and timing of the transactions and, therefore, can fluctuate from period to period.
Revenues
•The increase in net premiums is attributable to new asset-intensive transactions in Asia.
•The increase in net investment income is due to an increase in the invested asset base, partially offset by lower investment yields.
Benefits and expenses
•The increase in claims and other policy benefits is the result of new asset-intensive transactions in Asia, and an increase in interest credited which is offset by an increase in investment income.

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

For the year ended December 31,	2020	2019	2020 vs 2019
(dollars in millions)
Revenues:
Net premiums	$—	$—	$—
Investment income, net of related expenses	197	194	3
Investment related gains (losses), net	(11)	2	(13)
Other revenues	59	61	(2)
Total revenues	245	257	(12)
Benefits and expenses:
Claims and other policy benefits	—	—	—
Interest credited	8	22	(14)
Policy acquisition costs and other insurance income	(112)	(116)	4
Other operating expenses	279	294	(15)
Interest expense	170	173	(3)
Collateral finance and securitization expense	17	29	(12)
Total benefits and expenses	362	402	(40)
Loss before income taxes	$(117)	$(145)	$28
The decrease in loss before income taxes is primarily due to a decrease in total benefits and expenses, which is offset by increases in investment related losses. The increase in investment related losses in 2020 was primarily due to an increase in the valuation allowance on mortgage loans of $16 million, primarily attributable to the economic uncertainty caused by COVID-19, and decreases in the fair value of equity securities, partially offset by gains on sale activity and favorable fluctuations in the fair value of derivatives.
The decrease in total benefits and expenses is primarily attributable to the following:
•Reduced interest credited a reduction in interest rates on certain FHLB guaranteed investment contracts
•A decrease in collateral finance and securitization expense primarily attributable due to lower interest rates on collateral finance and securitization transactions
•A reduction in other operating expenses primarily due to lower incentive-based compensation expense as well as lower travel expenses.

Liquidity and Capital Resources
Overview
    The Company believes that cash flows from the source of funds available to it will provide sufficient cash flows for the next twelve months to satisfy the current liquidity requirements of the Company under various scenarios that include the potential risk of early recapture of reinsurance treaties, market events and higher than expected claims. The Company is currently holding higher cash and cash equivalents levels in response to COVID-19. The Company performs periodic liquidity stress testing to ensure its asset portfolio includes sufficient high quality liquid assets that could be utilized to bolster its liquidity position under stress scenarios. These assets could be utilized as collateral for secured borrowing transactions with various third parties or by selling the securities in the open market if needed. The Company’s liquidity requirements have been and will continue to be funded through net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity needs, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These alternatives include the sale of invested assets subject to market conditions, borrowings under committed credit facilities, secured borrowings, and if necessary issuing long-term debt, preferred securities or common equity.
Current Market Environment
    The Company’s average investment yield, excluding spread related business, for 2020 was at 4.00%, 56 basis points below the comparable 2019 rate. However, the current interest rate environment continues to put downward pressure on the Company’s investment yield. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Due to decreases in risk free interest rates, gross unrealized gains on fixed maturity securities available-for-sale increased from $4.5 billion at December 31, 2019 to $7.4 billion at December 31, 2020. Gross unrealized losses increased from $110 million at December 31, 2019 to $197 million at December 31, 2020.
    The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $7.4 billion remain well in excess of gross unrealized losses of $197 million as of December 31, 2020. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2020, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 12 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There were borrowings of $153 million and $196 million outstanding under the intercompany revolving credit facility as of December 31, 2020, and 2019, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiaries, RGA Americas and RGA International Division Sydney Office Pty Limited, provided loans to RGA Australian Holdings Pty Limited with a total outstanding balance of $46 million and $42 million as of December 31, 2020 and 2019, respectively.
During 2020, RGA established an intercompany derivative cash collateral pool where RGA and certain subsidiaries pool derivative cash collateral into a single concentration account. This derivative cash collateral pool allows RGA and its affiliates to lend or borrow cash from the concentration account in order to more efficiently meet its collateral obligations under their respective derivative transactions. Cash surplus in RGA or its affiliates accounts is transferred to the concentration account and any deficit is funded by the concentration account, thereby creating a loan balance. RGA and its subsidiaries participating in the pool are paid or charged an arm’s length interest rate based on its net loan balance with the concentration account.
Undistributed earnings of the Company’s foreign subsidiaries are generally targeted for reinvestment outside of the U.S. As of December 31, 2020, the amount of cash and cash equivalents and short-term investments held by the Company’s subsidiaries that are taxed in a foreign jurisdiction was $937 million. The GILTI and Subpart F provisions of U.S. Tax Reform generally eliminate U.S. federal income tax deferral on earnings of foreign subsidiaries, while the dividend received deduction generally allows for tax-free repatriation of any untaxed earnings. Therefore, the Company does not expect to incur any material incremental U.S. federal income tax on repatriation of these earnings. Incremental foreign withholding taxes are not expected to be material.
    RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, it has in recent years repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors. In January 2017, RGA’s board of directors authorized a share repurchase program, with no expiration date, to repurchase up to $400 million of RGA’s outstanding common stock. On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2017. On May 6, 2020, the Company announced that it has suspended stock repurchases until further notice. The resumption and pace of repurchase activity depends on various factors such as the level of available cash, the impact of the ongoing COVID-19 pandemic, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price. Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	2020	2019	2018
Dividends to shareholders	$182	$163	$140
Repurchases of common stock (1)	153	80	284
Total amount paid to shareholders	$335	$243	$424

Number of shares repurchased (1)	1,074,413	546,614	1,932,055
Average price per share	$142.05	$146.00	$146.75
(1) Excludes shares utilized to execute and settle certain stock incentive awards.
RGA declared dividends totaling $2.80 per share in 2020. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.
See Note 13 – “Debt” and Note 17 – “Equity” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.
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
As of December 31, 2020 and 2019, the Company had $3.6 billion and $3.0 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2020 and 2019, the average interest rate on long-term debt outstanding was 4.54% and 4.82%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
On June 9, 2020, RGA issued 3.15% Senior Notes due June 15, 2030, with a face amount of $600 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $593 million and will be used in part to repay the Company’s $400 million 5.00% Senior Notes due in 2021, and the remainder will be used for general corporate purposes. Capitalized issue costs were approximately $5 million.
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
The Company enters into derivative agreements with counterparties that reference either the Company’s debt rating or its financial strength rating. If either rating is downgraded in the future, it could trigger certain terms in the Company’s derivative agreements, which could negatively affect overall liquidity. For the majority of the Company’s derivative agreements, there is a termination event, should the long-term senior debt ratings drop below either BBB+ (S&P) or Baa1 (Moody’s) or the financial strength ratings drop below either A- (S&P) or A3 (Moody’s).
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its syndicated revolving credit facility that matures in August 2023. As of December 31, 2020, the Company had no cash borrowings outstanding and $21 million in issued, but undrawn, letters of credit under this facility.
    Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.

Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At December 31, 2020, there were approximately $23 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2020, $1.5 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company. See Note 13 – “Debt” in the Notes to Consolidated Financial Statements for information regarding the Company’s letter of credit facilities.
Collateral Finance and Securitization Notes and Statutory Reserve Funding
The Company uses various internal and third-party reinsurance arrangements and funding sources to manage statutory reserve strain, including reserves associated with the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) and principles-based reserves (commonly referred to PBR), and the associated collateral requirements. Assets in trust and letters of credit are often used as collateral in these arrangements.
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
Effective in 2017, PBR is permitted in the U.S. During 2016, the NAIC amended the standard valuation law to adopt life PBR that was effective January 1, 2017, allowing a three-year adoption period. The Company adopted PBR in 2020. Under PBR, reserves are determined based on terms of the reinsurance agreement which may differ from those of the direct policies.
RGA Reinsurance’s statutory capital may be significantly reduced if the unlicensed unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for collateral.
The Company has issued both collateral finance and securitization notes. The consolidated balance sheets include outstanding notes of $388 million and $598 million as of December 31, 2020 and 2019, respectively. See Note 14 – “Collateral Finance and Securitization Notes” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s collateral finance and securitization notes.
The demand for financing of the ceded reserve credits associated with the Company’s assumed term life business has grown at a slower rate in recent years. The Company has been able to utilize its certified reinsurer, RGA Americas, as a means of reducing the burden of financing PBR, Regulation XXX and other types of reserves. The Company’s PBR and Regulation XXX statutory reserve requirements associated with term life business and other statutory reserve requirements continues to require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other funding mechanisms to support reserve credits. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced, while the regulatory capital requirements for these subsidiaries would not change. The reduction in regulatory capital would not directly affect the Company’s consolidated shareholders’ equity under GAAP; however, it could affect the Company’s ability to write new business and retain existing business.
Affiliated captives are commonly used in the insurance industry to help manage statutory reserve and collateral requirements. The NAIC analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and in 2014 adopted measures to promote uniformity in both the approval and supervision of such captives reinsuring business subject to Regulation XXX, allowing current captives to continue in accordance with their currently approved plans. Reinsuring business subject to the additional provisions of Actuarial Guideline 48 increases costs and adds complexity.

In the U.S., the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the MDCI. This designation allows the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Therefore, the Company has chosen not to establish captives subject to Actuarial Guideline 48.
It is also possible that the NAIC could place limits on the recognition of the Company’s capital held in related party captives when adopting its group capital calculation. Doing so would adversely impact the amount of capital that the group would otherwise be able to recognize and report as capital resident in the group, potentially requiring the Company to restructure or change the financing of its captives.
Assets in Trust
    The Company enters into reinsurance treaties in the ordinary course of business. In some cases, if the credit rating and/or defined statutory measures of the Company declines to certain levels, the reinsurance treaty would require the Company to post collateral or additional collateral to secure the Company’s obligations under such reinsurance treaty, obtain guarantees, permit the ceding company to recapture such reinsurance treaty, or some other negotiated remedy. As of December 31, 2020, neither the Company nor its subsidiaries have been required to post additional collateral or have had a reinsurance treaty recaptured as a result of a credit downgrade or a defined statutory measure decline.
    In addition, certain reinsurance treaties require the Company to place assets in trust at the time of closing to collateralize its obligations to the ceding company. Assets placed in trust continue to be owned by the Company, but their beneficial ownership and use are restricted based on the terms of the trust agreement. Securities with an amortized cost of $3.2 billion were held in trust for the benefit of the Company’s subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2020. Additionally, securities with an amortized cost of $27.7 billion as of December 31, 2020, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary to another subsidiary, post additional collateral or make payments under a given reinsurance treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a reinsurance treaty, or loss of license or other regulatory authorization of such subsidiary. If the Company was ever required to move reinsurance from one subsidiary to another subsidiary, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional collateral may need to be posted or additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Proceeds from the notes issued by Timberlake Financial and RGA’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2020, the Company held deposits in trust and in custody of $571 million for this purpose, which is not included in the figures above. A reserve account has been established to cover interest payments on notes issued by Chesterfield Financial that are not available to satisfy the general obligations of the Company. As of December 31, 2020, the Company held deposits in trust of $10 million for this purpose, which is not included in the figures above. See “Collateral Finance and Securitization Notes and Statutory Reserve Funding” above for additional information on the Timberlake Financial and Chesterfield Financial notes.
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
Guarantees
The Company has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, the Company or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide additional security, particularly in cases where the Company’s subsidiary is relatively new, unrated, or not of significant size, relative to the ceding company. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. The Company has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations. See Note 12 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents the amounts for guarantees, by type, issued by the Company.
In addition, the Company indemnifies its directors and officers pursuant to its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Off-Balance Sheet Arrangements
The Company has commitments to fund investments in limited partnerships, joint ventures, commercial mortgage loans, lifetime mortgages, private placement investments and bank loans, including revolving credit agreements. See Note 12 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for additional information on the Company’s commitments to fund investments and other off-balance sheet arrangements.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a syndicated revolving credit facility, under which the Company had availability of $850 million as of December 31, 2020. The Company also has $509 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) as of December 31, 2020. As of December 31, 2020, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2 – “Significant Accounting Policies and Pronouncements” of the Notes to Consolidated Financial Statements). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.

Summary of Primary Sources and Uses of Liquidity and Capital
    The Company’s primary sources and uses of liquidity and capital are summarized as follows (dollars in millions):

	For the years ended December 31,
	2020	2019	2018
Sources:
Net cash provided by operating activities	$3,322	$2,307	$1,581
Proceeds from offering of common stock, net	481	—	—
Proceeds from long-term debt issuance	598	599	—
Exercise of stock options, net	1	6	3
Change in cash collateral for derivatives and other arrangements	—	—	44
Cash provided by changes in universal life and other
investment type policies and contracts	773	200	170
Effect of exchange rate changes on cash	63	11	—
Total sources	5,238	3,123	1,798

Uses:
Net cash used in investing activities	2,680	2,638	637
Dividends to stockholders	182	163	140
Repayment of collateral finance and securitization notes	214	91	96
Debt issuance costs	5	5	—
Principal payments of long-term debt	3	403	3
Purchases of treasury stock	163	101	300
Change in cash collateral for derivatives and other arrangements	32	163	—
Effect of exchange rate changes on cash	—	—	36
Total uses	3,279	3,564	1,212
Net change in cash and cash equivalents	$1,959	$(441)	$586
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

Contractual Obligations
The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Future policy benefits(1)	$14,145	$(358)	$(1,372)	$(1,276)	$17,151
Interest-sensitive contract liabilities(2)	37,123	2,926	5,936	4,892	23,369
Long-term debt, including interest	6,239	154	569	630	4,886
Collateral finance and securitization notes, including interest	407	115	169	51	72
Other policy claims and benefits	6,413	6,413	—	—	—
Operating leases	92	14	28	21	29
Limited partnership interests and joint ventures	678	678	—	—	—
Payables for collateral received under derivative transactions	98	98	—	—	—
Other investment related commitments	436	436	—	—	—
Total	$65,631	$10,476	$5,330	$4,318	$45,507
(1)Future policy benefits are primarily related to the Company’s reinsurance of life and health insurance products. The amounts presented in the table above represent the estimated benefit obligations as they become due, and also include estimated future premiums on policies in force, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. All estimated cash payments presented in the table above are undiscounted as to interest and gross of any reinsurance recoverable. The discounted liability amount of $31.5 billion included on the consolidated balance sheets exceeds the sum of the undiscounted estimated cash flows of $14.1 billion shown above. The difference is substantially due to net obligations including estimated future premiums exceeding estimated policy benefit payments and allowances due to the nature of certain reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Total payments may vary materially from prior years due to the assumption of new reinsurance treaties or as a result of changes in projections of future experience.
(2)Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. The amounts in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. All amounts presented above are undiscounted as to interest, and include assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $37.1 billion exceeds the liability amount of $23.3 billion included on the consolidated balance sheets, and the difference is primarily related to the lack of discounting and to liabilities related to accounting conventions, which are not contractually due and are therefore excluded.
Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $3.6 billion, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.
The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2020, the Company had a net unfunded balance of $178 million related to qualified and nonqualified pension and other postretirement liabilities. See Note 10 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other postretirement benefits.
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

The Company’s liquidity position (cash and cash equivalents and short-term investments) was $3.6 billion and $1.5 billion at December 31, 2020 and 2019, respectively. Liquidity needs are determined from valuation analysis conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $89 million of FHLB common stock, which is included in other invested assets on the Company’s consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.9 billion and $1.4 billion at December 31, 2020 and 2019, respectively, which is included in interest sensitive contract liabilities on the Company’s consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Effects of COVID-19
The Company’s investment portfolios have been, and may continue to be, adversely affected by the recent disruption in the global financial markets caused by COVID-19 and uncertainty regarding its outcome. Changes in interest rates, increased market volatility or a continued slowdown in U.S. or global economic conditions may also adversely affect the values and cash flows of these assets in future periods. The Company’s corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries. The Company has exposure to some of the asset classes and industries most affected by the COVID-19 pandemic such as commercial mortgage loans, emerging market debt, energy, and airlines; however, the Company’s primary exposure in these asset classes is of high quality assets. The Company recognized impairments on limited partnership investments and available-for-sale securities, and increased the credit allowance for its available-for-sale securities primarily related to high-yield and emerging market debt securities during the year ended December 31, 2020. The Company also increased the valuation allowance on its commercial mortgage loan portfolio as result of the negative impact the COVID-19 pandemic has had on the Company’s borrowers.

Portfolio Composition
The Company had total cash and invested assets of $75.8 billion and $68.0 billion as of December 31, 2020 and 2019, respectively, as illustrated below (dollars in millions):

	2020	% of Total	2019	% of Total
Fixed maturity securities, available-for-sale	$56,735	74.8%	$51,121	75.3%
Equity securities	132	0.2	320	0.5
Mortgage loans on real estate	5,787	7.6	5,706	8.3
Policy loans	1,258	1.7	1,319	1.9
Funds withheld at interest	5,432	7.2	5,662	8.3
Short-term investments	227	0.3	64	0.1
Other invested assets	2,829	3.7	2,363	3.5
Cash and cash equivalents	3,408	4.5	1,449	2.1
Total cash and invested assets	$75,808	100.0%	$68,004	100.0%
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

				Increase /(Decrease)
	2020	2019	2018	2020	2019
Average invested assets at amortized cost	$30,787	$28,300	$26,641	8.8%	6.2%
Net investment income	1,231	1,291	1,185	(4.6)%	8.9%
Investment yield (ratio of net investment income to average invested assets)	4.00%	4.56%	4.45%	(56) bps	11 bps
Investment yield decreased between 2019 and 2020 due to the low interest rate environment combined with higher cash and cash equivalents balances held by the Company during the COVID-19 pandemic as well as decreased income from joint ventures and limited partnerships. Investment yield increased between 2018 and 2019 due to increased income from joint ventures and limited partnerships.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses (as of December 31, 2020), unrealized gains and losses and estimated fair value of these securities by type as of December 31, 2020 and 2019.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). RMBS, ABS and CMBS are collectively “structured securities.” As of December 31, 2020 and 2019, approximately 94.0% and 95.5%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The Company owns floating rate securities that represent approximately 5.6% and 6.3% of the total fixed maturity securities as of December 31, 2020 and 2019, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 63.9% and 61.4% of total fixed maturity securities as of December 31, 2020 and 2019, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of December 31, 2020 and 2019.

    As of December 31, 2020 and 2019, the Company’s investments in Canadian government securities represented 9.1% and 9.0%, respectively, of the fair value of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio as of December 31, 2020 and 2019 was as follows (dollars in millions):

		2020			2019
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$29,770	$34,589	60.9%	$30,100	$33,284	65.2%
2	BBB	16,440	18,751	33.1	14,366	15,514	30.3
3	BB	2,480	2,588	4.6	1,706	1,748	3.4
4	B	713	697	1.2	514	518	1.0
5	CCC and lower	131	102	0.2	36	23	—
6	In or near default	14	8	—	31	34	0.1
	Total	$49,548	$56,735	100.0%	$46,753	$51,121	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of December 31, 2020 and 2019 (dollars in millions):

	2020			2019
		Estimated Fair Value	% of Total		Estimated Fair Value	% of Total
	Amortized Cost			Amortized Cost
RMBS:
Agency	$686	$744	11.0%	$742	$777	10.6%
Non-agency	1,049	1,073	15.8	1,597	1,621	22.3
Total RMBS	1,735	1,817	26.8	2,339	2,398	32.9
ABS:
Collateralized loan obligations (“CLOs”)	1,707	1,689	24.9	1,750	1,743	24.0
ABS, excluding CLOs	1,392	1,403	20.7	1,223	1,235	17.0
Total ABS	3,099	3,092	45.6	2,973	2,978	41.0
CMBS	1,790	1,868	27.6	1,841	1,899	26.1
Total	$6,624	$6,777	100.0%	$7,153	$7,275	100.0%
    The Company’s RMBS portfolio includes agency-issued pass-through securities and collateralized mortgage obligations. Agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. The principal risks inherent in holding RMBS are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments from the expected, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments from the expected. In addition, non-agency RMBS face credit risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
    The Company’s ABS portfolio primarily consists of CLOs, single-family rentals, container leasing, railcar leasing, aircraft and student loans. The principal risks in holding ABS are structural, credit, capital market and interest rate risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements that include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

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
    As of December 31, 2020 and 2019, the Company had $197 million and $110 million, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have expected credit losses will record an allowance for credit losses in the amount that the fair value is less than the amortized cost.
Mortgage Loans on Real Estate
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements. Most of the mortgage loans in the Company’s portfolio range in size up to $30 million, with the average mortgage loan investment as of December 31, 2020, totaling approximately $10 million. For the year ended December 31, 2020, the Company increased its valuation allowance on its commercial mortgage loan portfolio by approximately $38 million as a result of the negative impact the COVID-19 pandemic has had on the Company’s borrowers. The Company continues to monitor and evaluate the impact of the COVID-19 pandemic on its investment portfolio and is working closely with its borrowers to evaluate any short-term cash flow issues. For the year ended December 31, 2020, the Company modified the payment terms of approximately 52 commercial mortgage loans, with a carrying value of approximately $660 million in response to COVID-19. These loans met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and were not considered a troubled debt restructuring. In accordance with the CARES Act criteria, these loans were not more than 30 days past due at December 31, 2019, and the modifications included deferral or delayed payments of principal or interest on the loan.
    As of December 31, 2020 and 2019, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and valuation allowances, were distributed geographically as follows (dollars in millions):

	2020		2019
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,253	38.5%	$2,302	40.2%
South	2,040	34.8	1,929	33.6
Midwest	1,027	17.5	996	17.4
Northeast	277	4.7	262	4.6
Subtotal - U.S.	5,597	95.5	5,489	95.8
Canada	188	3.2	182	3.2
United Kingdom	76	1.3	56	1.0
Total	$5,861	100.0%	$5,727	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” and “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information regarding the Company’s policy for valuation allowances and impairments on mortgage loans.

Impairments and Allowance for Credit Losses
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” for additional information. The table below summarizes impairment losses and changes in allowance for credit losses on fixed maturity securities, other impairment losses and changes in the mortgage loan provision for 2020, 2019 and 2018 (dollars in millions):

	2020	2019	2018

Impairments and change in allowance for credit losses on fixed maturity securities	$21	$31	$28
Other impairment losses	18	11	10
Change in mortgage loan provision	38	1	2
Total	$77	$43	$40
The impairments and change in allowance for credit losses on fixed maturity securities in 2020 were primarily due to high-yield and emerging market debt securities as a result of the uncertainty in the global markets due to the COVID-19 pandemic. The fixed maturity impairment losses for 2019 and 2018 were primarily due to emerging market and high-yield debt exposures. The other impairment losses in 2020 were primarily due to impairments on limited partnerships. The other impairment losses in 2019 and 2018 were primarily due to impairments on real estate joint ventures and limited partnerships. The change in mortgage loan provision in 2020 was due to an increase in the mortgage loan valuation allowance due to the current market conditions related to the COVID-19 pandemic.
    See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of December 31, 2020 and 2019.
As of December 31, 2020 and 2019, the Company classified approximately 5.9% and 6.1%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans and Canadian provincial strips with inactive trading markets.
See “Securities Borrowing, Lending and Repurchase Agreements” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase programs.
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
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of December 31, 2020 and 2019. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts. The funds withheld receivable balance for segregated portfolios is subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives.

Under these principles, the Company’s funds withheld receivable under certain reinsurance arrangements incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor and include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the consolidated balance sheets and changes in fair value reported in income. See “Embedded Derivatives” in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements for further discussion.
Based on data provided by ceding companies as of December 31, 2020 and 2019, funds withheld at interest totaled (dollars in millions):

	2020		2019
Underlying Security Type:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Segregated portfolios	$3,097	$3,481	$3,455	$3,799
Non-segregated portfolios	2,195	2,195	2,071	2,071
Embedded derivatives(1)	84	—	136	—
Other	56	56	—	—
Total funds withheld at interest	$5,432	$5,732	$5,662	$5,870
(1)Represents the fair value of embedded derivatives related to reinsurance written on a modco or funds withheld basis and subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives for the segregated portfolios. When the segregated portfolios are presented on a fair value basis in the “Estimated Fair Value” column, the calculation of a separate embedded derivative is not applicable.
Based on data provided by the ceding companies as of December 31, 2020 and 2019, segregated portfolios contained primarily corporate, municipal, government and structured securities as well as derivative securities and reverse repurchase obligations. These assets pose risks similar to the fixed maturity securities the Company directly owns. Derivatives consist primarily of S&P 500 options that are used to hedge liabilities and interest credited for EIAs reinsured by the Company. The securities held within the segregated portfolios are primarily investment-grade, with an average rating of “A.” The average maturity for investments held within the segregated portfolios of funds withheld at interest is ten years or more. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms and the Company estimated the yields were approximately 5.40%, 5.59% and 5.43% for the years ended December 31, 2020, 2019 and 2018, respectively. Changes in these estimated yields are affected by changes in the fair value of equity options held in the funds withheld portfolio associated with EIAs. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding companies and monitors compliance.
Other Invested Assets
    Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts, fair value option (“FVO”) contractholder-directed unit-linked investments and FHLB common stock.  See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2020 and 2019.
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
See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of December 31, 2020 and 2019.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of December 31, 2020, the Company had credit exposure of $19 million.
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
The Company holds $935 million and $775 million of lifetime mortgages, net of valuation allowances, as of December 31, 2020 and 2019, respectively in beneficial interests in lifetime mortgages in the UK. Investment income includes $44 million, $34 million and $19 million in interest income earned on lifetime mortgages for the years ended December 31, 2020, 2019 and 2018, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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
Enterprise Risk Management Structure and Governance
    The board of directors (“the Board”) oversees enterprise risk through its Risk Committee, which oversees the management of the Company’s ERM program and policies. The Risk Committee receives regular reports and assessments that describe the Company’s key risk exposures and include quantitative and qualitative assessments and information about breaches, exceptions, and waivers.
    The Company’s Global Chief Risk Officer (“CRO”) reports to the Chief Executive Officer (“CEO”) and has direct access to the Board through the Risk Committee with formal reporting occurring quarterly. The CRO leads the dedicated ERM function and is supported by a dedicated risk management staff as well as a network of Business Unit Chief Risk Officers and Risk Owners throughout the business unit who are responsible for the analysis and management of risks within their scope. A Lead Risk Owner is assigned to each risk to take overall responsibility to monitor and assess the risk consistently across all markets.
    In addition to leading the ERM function, the CRO also chairs the Company’s Risk Management Steering Committee (“RMSC”), which is made up of senior management executives, including the CEO, the Chief Financial Officer (“CFO”), and the Chief Operating Officer, among others. The RMSC provides oversight for the Insurance, Market and Credit, Capital, and Operational risk committees and retains direct risk oversight responsibilities for the following:
•Company’s global ERM framework, activities, and issues.
•Identification, assessments, and management of all established and emerging strategic risk exposures.
•Risk appetite statement, including the ongoing alignment of the risk appetite statement with the Company’s strategy and capital plans.
•Review, revise and approve RGA group-level strategic risk limits consistent with the risk appetite statement
    The Insurance, Market and Credit, Capital, and Operational risk committees have direct oversight accountability for their respective risk areas including the identification, assessments, and management of established and emerging risk exposures and the review and approval of RGA group-level risk limits
    To ensure appropriate oversight of enterprise-wide risk management issues without unnecessary duplication, as well as to foster cross-committee communication and coordination regarding risk issues, chairs of the risk committees attend the RMSC meetings. In addition to the risk committees, their sub-committees and working groups, some RGA operating entities have risk management committees that oversee relevant risks related to segment-level risk limits.
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

RGA’s ERM framework includes the following elements:
•.Risk Culture: Risk management is an integral part of the Company’s culture and is embedded in RGA’s business processes in accordance with RGA’s risk philosophy. As the cornerstone of the ERM framework, a culture of prudent risk management reinforced by senior management plays a preeminent role in the effective management of risks assumed by RGA.
•.Risk Appetite Statement: A general and high level overview of the risk profile RGA aims to achieve to meet its strategic objectives. This statement is then supported by more granular risk limits guiding the businesses to achieve this Risk Appetite Statement.
•.Risk Limits: Risk Limits establish the maximum amount of defined risk that the Company is willing to assume to remain within the Company’s overall risk appetite. These risks have been identified by the management of the Company as relevant to manage the overall risk profile of the Company while allowing achievement of strategic objectives.
•.Risk Assessment Process: RGA uses qualitative and quantitative methods to assess key risks through a portfolio approach, which analyzes established and emerging risks in conjunction with other risks.
•.Business Specific Limits/Controls: These limits/controls provide additional safeguards against undesired risk exposures and are embedded in business processes. Examples include maximum retention limits, pricing and underwriting reviews, per issuer limits, concentration limits, and standard treaty language.
Proactive risk monitoring and reporting enable early detection and mitigation of emerging risks. The RMSC and its subcommittees monitor adherence to risk limits through the ERM function, which reports regularly to the RMSC and the Risk Committee. The frequency of monitoring is tailored to the volatility assessment and relative priority of each risk. Risk escalation channels coupled with open communication lines enhance the mitigations explained above. The Company has devoted significant resources to developing its ERM program and expects to continue to do so in the future. Nonetheless, the Company’s policies and procedures to identify, manage, and monitor risks may not be fully effective. Many of the Company’s methods for managing risk are based on historical information, which may not be a good predictor of future risk exposures, such as the risk of a pandemic causing a large number of deaths. Management of operational, legal, and regulatory risk relies on policies and procedures that may not be fully effective under all scenarios.
Risk Categories – The Company groups its risks into the following categories: Insurance risk, Market and Credit risk, Capital risk, Operational risk and Strategic risk. Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors.”
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
The global impact of the COVID-19 pandemic and the response thereto has had a material adverse effect on the Company’s earnings and continues to develop rapidly. While COVID-19 vaccines have begun to be distributed in some countries, the Company’s future results may continue to be adversely impacted by COVID-19 and the response thereto, with the extent influenced by the speed of vaccination, measures by public and private institutions, and timing and adoption of effective treatments, among other factors. The Company continues to actively assess the impacts of COVID-19 and the response thereto on its business and update and refine its COVID-19 projection and financial impact models to manage its insurance risk through the pandemic.
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
Interest Rate Risk
    Interest Rate risk is the risk that changes in the level and volatility of nominal interest rates affect the profitability, value or solvency position of the Company. This includes credit spread changes and inflation but excludes credit quality deterioration. This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets, primarily fixed maturity securities, and also has certain interest-sensitive contract liabilities. A prolonged period where market yields are significantly below the book yields of the Company’s asset portfolio puts downward pressure on portfolio book yields. The Company has been proactive in its investment strategies, reinsurance structures and overall asset-liability management practices to reduce the risk of unfavorable consequences in this type of environment.
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
The following table presents the account values, the weighted average interest-crediting rates and minimum guaranteed rate ranges for the contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2020 and 2019 (dollars in millions):

	Account Value		Current Weighted-Average Interest Crediting Rate		Minimum Guaranteed Rate Ranges
Interest Sensitive Contract Liability	2020	2019	2020	2019	2020	2019
Traditional individual fixed annuities	$11,493	$11,211	3.16%	3.27%	0.01 – 5.50%	0.50 – 5.50%
Equity-indexed annuities	3,398	3,523	2.76	3.47	0.10 – 3.00	0.10 – 3.00
Individual variable annuity contracts	120	120	2.99	2.93	1.50 – 3.00	1.50 – 3.00
Guaranteed investment contracts	1,886	1,360	1.44	2.77	0.34 – 3.48	1.75 – 3.48
Universal life – type policies	4,313	4,387	3.78	3.76	2.00 – 6.00	2.00 – 6.00
The following table presents the account values by each minimum guaranteed rate, rounded to the nearest percentage, by class of interest-sensitive product as of December 31, 2020 and 2019 (dollars in millions):

	Account Value as of December 31, 2020
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$1,424	$864	$4,733	$2,104	$2,348	$20	$11,493
Equity-indexed annuities	946	1,807	645	—	—	—	3,398
Individual variable annuity contracts	—	2	118	—	—	—	120
Guaranteed investment contracts	1,541	187	158	—	—	—	1,886
Universal life – type policies	—	724	317	3,204	58	10	4,313

	Account Value as of December 31, 2019
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$937	$763	$5,065	$2,149	$2,277	$20	$11,211
Equity-indexed annuities	789	2,002	732	—	—	—	3,523
Individual variable annuity contracts	—	2	118	—	—	—	120
Guaranteed investment contracts	—	1,192	168	—	—	—	1,360
Universal life – type policies	—	714	320	3,278	54	21	4,387
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life insurance policies are at risk if interest rates decline and remain relatively low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels, which are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on the Company’s annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2020, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.01% to 6.00%, with an average guaranteed rate of approximately 2.94%. In 2019, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.10% to 6.00%, with an average guaranteed rate of approximately 3.10%.
Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $10.0 billion of account balances are not subject to surrender charges as of both December 31, 2020 and 2019, with substantially all of these already at their minimum guaranteed rates. As such, certain management and monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income.
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
Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected net decrease in fair value of financial instruments in the event of a 100 basis point increase in market interest rates at its fiscal years ended December 31, 2020 and 2019 was $0.9 billion and $1.2 billion, respectively.
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

Interest Rate Analysis of Estimated Fair Value of Fixed Maturity Securities
December 31, 2020:	-100 bps	-50 bps	-	50 bps	100 bps
Total estimated fair value	$62,286	$59,404	$56,735	$54,278	$52,033
% Change in estimated fair value from base	9.8%	4.7%	—%	(4.3)%	(8.3)%
$ Change in estimated fair value from base	$5,551	$2,669	$—	$(2,457)	$(4,702)

December 31, 2019:	-100 bps	-50 bps	-	50 bps	100 bps
Total estimated fair value	$55,702	$53,332	$51,121	$49,071	$47,180
% Change in estimated fair value from base	9.0%	4.3%	—%	(4.0)%	(7.7)%
$ Change in estimated fair value from base	$4,581	$2,211	$—	$(2,050)	$(3,941)
    Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the expected cash flows for floating rate assets and liabilities over a one year period following an instantaneous, parallel, hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows associated with floating rate instruments in the event of an instantaneous 100 basis point decrease in market interest rates for its fiscal years ended December 31, 2020 and 2019 was $34 million and $32 million, respectively.
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

On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rates (“LIBOR”) after December 31, 2021. In addition, separate workstreams are underway in several markets to reform existing reference rates and provide a fall back rate upon discontinuation of LIBOR. During 2019, the Alternative Rates Committee of the Federal Reserve Board proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative rate to replace U.S. Dollar LIBOR, and the European Central Bank recommended the Euro Short-term Rate (“ESTER”) as the new risk-free rate. Other jurisdictions are conducting similar exercises as well. The Company is currently assessing the effects of the discontinuation of LIBOR on existing contracts that extend beyond 2021, by analyzing contractual fallback provisions, evaluating alternative rate ramifications, and assessing the effects on current hedging strategies.
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
Alternative Investments
    Alternative investments are investments in non-traditional asset classes that primarily back the Company’s capital and surplus as well as certain long-term illiquid liability portfolios. Alternative investments generally include: hedge funds, emerging markets debt, distressed debt, commodities, infrastructure, tax credits, and equities, both public and private. The Company mitigates its exposure to alternative investments by limiting the size of the alternative investments holding and using per-issuer investment limits.
Fixed Indexed Annuities
    The Company reinsures fixed indexed annuities (“FIAs”). Credits to FIA contracts are affected by changes in equity markets. Thus the fair value of the benefit is primarily a function of index returns and volatility. The Company hedges most of the underlying FIA equity exposure with derivatives.
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

The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as December 31, 2020 and 2019.

	December 31,
(dollars in millions)	2020	2019
No guaranteed minimum benefits	$665	$711
GMDB only	872	837
GMIB only	24	23
GMAB only	4	4
GMWB only	1,132	1,123
GMDB / WB	275	278
Other	18	18
Total variable annuity account values	$2,990	$2,994
Fair value of liabilities associated with living benefit riders	$155	$163
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
Investment Credit Risk
    Investment credit risk is credit risk related to invested assets. The Company manages investment credit risk using per-issuer investment limits. In addition to per-issuer limits, the Company also limits the total amounts of investments per rating category. An automated compliance system checks for compliance for all investment positions and sends warning messages when there is a breach. The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. As futures are transacted through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.
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
Run-on-the-Bank
    Run-on-the-Bank is the potential risk that a client’s in force block incurs substantial surrenders and/or lapses due to credit impairment, reputation damage or other market changes affecting the counterparty. Policyholder surrenders and/or lapses substantially higher than expected could result in inadequate in force business to recover cash paid out for acquisition costs.
Collection Risk
    For clients and retrocessionaires, collection risk includes their inability to satisfy a reinsurance agreement because the right of offset is disallowed by the receivership court; the reinsurance contract is rejected by the receiver, resulting in a premature termination of the contract; and/or the security supporting the transaction becomes unavailable to the Company.
    The Company manages counterparty risk by limiting the total exposure to a single counterparty and by only initiating contracts with creditworthy counterparties. In addition, some of the counterparties have set up trusts and letters of credit, reducing the Company’s exposure to these counterparties.
Generally, the Company’s insurance subsidiaries retrocede amounts in excess of their retention to the Company’s other insurance subsidiaries. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2020, all retrocession pool members in this excess retention pool rated by the A.M. Best

Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been received by the Company as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
    The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.
Aggregate Counterparty Limits
    In addition to investment credit limits and counterparty limits, the Company maintains aggregate counterparty risk limits that include counterparty exposures from reinsurance, financing and investment activities at an aggregated level to control total exposure to a single counterparty. Counterparty risk aggregation is important because it enables the Company to capture risk exposures at a comprehensive level and under more extreme circumstances compared to analyzing the components individually.
    All counterparty exposures are calculated on a quarterly basis, reviewed by management and monitored by the ERM function.
Capital Risk
    Capital risk is the risk of lower/negative earnings, potential reduction in enterprise value, and/or the loss of ability to conduct business due to insufficient financial capacity, including not having the appropriate amount of group or entity-level capital to conduct business today or in the future. The Company monitors capital risk exposure using relevant bases of measurement including but not limited to economic, rating agency, and regulatory methodologies. Additionally, the Company regularly assesses risk related to collateral, foreign currency, financing, liquidity and tax.
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
Foreign Currency Risk
    Foreign currency risk is the risk of changes in level and volatility of currency exchange rates affect the profitability, value or solvency position of the Company. The Company manages its exposure to foreign currency risk principally by currency matching invested assets with the underlying liabilities to the extent practical. The Company has in place net investment hedges for a portion of its investments in its Canadian operations to reduce excess exposure to that currency. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the consolidated balance sheets.
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
    The Company does not hedge the income statement risk associated with translating foreign currencies. The foreign exchange risk sensitivity of the Company’s consolidated pre-tax income is assessed using hypothetical test scenarios. Actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. For more information on this risk, see “Item 1A – Risk Factors – Risks Related to Our Business.” In general, a weaker U.S. dollar relative to foreign currencies has a favorable impact on the Company’s income before income taxes. The following tables summarize the impact on the Company’s reported income before income taxes of an immediate favorable or unfavorable change in each of the foreign exchange rates to which the Company has exposure (dollars in millions):

	Unfavorable			Favorable
Year Ended December 31, 2020	-10%	-5%	-	+5%	+10%
Income before income taxes	$494	$523	$553	$583	$612
% change of income before income taxes from base	10.7%	5.4%	—%	5.4%	10.7%
$ change of income before income taxes from base	$(59)	$(30)	$—	$30	$59

	Unfavorable			Favorable
Year Ended December 31, 2019	-10%	-5%	-	+5%	+10%
Income before income taxes	$1,072	$1,102	$1,132	$1,162	$1,191
% change of income before income taxes from base	5.3%	2.6%	—%	2.6%	5.3%
$ change of income before income taxes from base	$(60)	$(30)	$—	$30	$60
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
Operational Risk
    Operational risk is the risk of lower/negative earnings and a potential reduction in enterprise value caused by unexpected losses associated with inadequacy or failure on the part of internal processes, people and systems, or from external events.  The Company regularly monitors and assesses the risks related to business conduct and governance, fraud, privacy, and cybersecurity, business disruption, and business operations. Various insurance, market and credit, capital, and strategy risk obligations and concerns often intersect with the Company’s core operational process risk areas. Given the scope of the Company’s business and the number of countries in which it operates, this set of risks has the potential to affect the business locally, regionally, or globally. Operational risks are core to managing the Company’s brand and market confidence as well as maintaining its ability to acquire and retain the appropriate expertise to execute and operate the business.
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
Privacy Risk
    Privacy risk is the risk of non-compliance with privacy regulations and laws. The Company’s privacy program, processes, and procedures are designed to protect personal information related to its customers, insured individuals or its employees. The Company’s privacy program facilitates a proactive evaluation of present and potential privacy risks associated with both local and enterprise-wide regulatory requirements as well as compliance with Company policies and procedures.
Cybersecurity Risk
Cybersecurity risk is the risk of theft, loss, unauthorized disclosure, or unauthorized use of physical or electronic assets resulting in a loss of confidentiality, loss of revenue, poor reputational exposure, or regulatory fines. The Company’s cybersecurity program, processes, and procedures are designed to prevent unauthorized physical and electronic theft and the disclosure of confidential and personal data related to its customers, insured individuals or its employees. The Company employs technology, administrative related processes and procedural controls, security measures and other preventative actions to reduce the risk of such incidents.

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
New Accounting Standards
See “New Accounting Pronouncements” in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements.
Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by Item 7A is contained in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market and Credit Risk”

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2020	December 31, 2019
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $49,548 and $46,753; allowance for credit losses of $20 at December 31, 2020)	$56,735	$51,121
Equity securities, at fair value	132	320
Mortgage loans on real estate (net of allowances of $64 and $12)	5,787	5,706
Policy loans	1,258	1,319
Funds withheld at interest	5,432	5,662
Short-term investments	227	64
Other invested assets	2,829	2,363
Total investments	72,400	66,555
Cash and cash equivalents	3,408	1,449
Accrued investment income	511	493
Premiums receivable and other reinsurance balances	2,842	2,940
Reinsurance ceded receivables	983	904
Deferred policy acquisition costs	3,616	3,512
Other assets	896	878
Total assets	$84,656	$76,731
Liabilities and Stockholders’ Equity
Future policy benefits	$31,453	$28,672
Interest-sensitive contract liabilities	23,276	22,711
Other policy claims and benefits	6,413	5,711
Other reinsurance balances	598	557
Deferred income taxes	3,263	2,712
Other liabilities	1,340	1,188
Long-term debt	3,573	2,981
Collateral finance and securitization notes	388	598
Total liabilities	70,304	65,130
Commitments and contingent liabilities (See Note 12)
Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $0.01 per share; 140,000,000 shares authorized; shares issued: 85,310,598 at December 31, 2020 and 79,137,758 at December 31, 2019)	1	1
Additional paid-in-capital	2,406	1,937
Retained earnings	8,148	7,952
Treasury stock, at cost – 17,353,697 and 16,481,656 shares	(1,562)	(1,426)
Accumulated other comprehensive income	5,359	3,137
Total stockholders’ equity	14,352	11,601
Total liabilities and stockholders’ equity	$84,656	$76,731
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	For the years ended December 31,
	2020	2019	2018
Revenues
Net premiums	$11,694	$11,297	$10,544
Investment income, net of related expenses	2,575	2,520	2,139
Investment related gains (losses), net:
Impairments and change in allowance for credit losses on fixed maturity securities	(21)	(31)	(28)
Other investment related gains (losses), net	(12)	122	(142)
Total investment related gains (losses), net	(33)	91	(170)
Other revenues	360	392	363
Total revenues	14,596	14,300	12,876
Benefits and expenses
Claims and other policy benefits	11,075	10,197	9,319
Interest credited	704	697	425
Policy acquisition costs and other insurance expenses	1,261	1,204	1,323
Other operating expenses	816	868	786
Interest expense	170	173	147
Collateral finance and securitization expense	17	29	30
Total benefits and expenses	14,043	13,168	12,030
Income before income taxes	553	1,132	846
Provision for income taxes	138	262	130
Net income	$415	$870	$716
Earnings per share
Basic earnings per share	$6.35	$13.88	$11.25
Diluted earnings per share	6.31	13.62	11.00
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2020	2019	2018
Comprehensive income (loss)
Net Income	$415	$870	$716
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23	77	(80)
Net unrealized investment gains (losses)	2,201	2,443	(1,344)
Defined benefit pension and postretirement plan adjustments	(2)	(19)	—
Total other comprehensive income (loss), net of tax	2,222	2,501	(1,424)
Total comprehensive income (loss)	$2,637	$3,371	$(708)
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions except per share amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2017	1	1,871	6,736	(1,102)	2,064	$9,570
Adoption of new accounting standards			1		(4)	(3)
Net income			716			716
Total other comprehensive income (loss)					(1,424)	(1,424)
Dividends to stockholders, $2.20 per share			(140)			(140)
Purchase of treasury stock				(300)		(300)
Reissuance of treasury stock		28	(28)	31		31
Balance, December 31, 2018	1	1,899	7,285	(1,371)	636	8,450
Adoption of new accounting standards			—			—
Net income			870			870
Total other comprehensive income (loss)					2,501	2,501
Dividends to stockholders, $2.60 per share			(163)			(163)
Purchase of treasury stock				(101)		(101)
Reissuance of treasury stock		38	(40)	46		44
Balance, December 31, 2019	1	1,937	7,952	(1,426)	3,137	11,601
Adoption of new accounting standards			(12)			(12)
Net income			415			415
Total other comprehensive income (loss)					2,222	2,222
Dividends to stockholders, $2.80 per share			(182)			(182)
Issuance of common stock, net of expenses		481				481
Purchase of treasury stock				(163)		(163)
Reissuance of treasury stock		(12)	(25)	27		(10)
Balance, December 31, 2020	$1	$2,406	$8,148	$(1,562)	$5,359	$14,352
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$415	$870	$716
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(11)	(4)	7
Premiums receivable and other reinsurance balances	162	110	(764)
Deferred policy acquisition costs	(95)	(198)	(107)
Reinsurance ceded receivable balances	(115)	(178)	66
Future policy benefits, other policy claims and benefits, and other reinsurance balances	2,819	1,537	1,593
Deferred income taxes	(16)	211	77
Other assets and other liabilities, net	225	113	(163)
Amortization of net investment premiums, discounts and other	(46)	(55)	(57)
Depreciation and amortization expense	49	49	45
Investment related (gains) losses, net	33	(91)	170
Other, net	(98)	(57)	(2)
Net cash provided by operating activities	3,322	2,307	1,581
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	6,514	13,214	9,340
Maturities of fixed maturity securities available-for-sale	973	907	627
Sales of equity securities	181	98	46
Principal payments on mortgage loans on real estate	661	490	445
Principal payments on policy loans	102	82	57
Purchases of fixed maturity securities available-for-sale	(9,619)	(15,664)	(9,724)
Purchases of equity securities	(22)	(312)	(13)
Cash invested in mortgage loans on real estate	(780)	(1,216)	(1,019)
Cash invested in policy loans	(41)	(42)	(45)
Cash invested in funds withheld at interest	(131)	(60)	(54)
Purchase of businesses, net of cash acquired of $27 and $5	—	4	(32)
Purchases of property and equipment	(28)	(34)	(29)
Change in short-term investments	(155)	199	129
Change in other invested assets	(335)	(304)	(365)
Net cash used in investing activities	(2,680)	(2,638)	(637)
Cash flows from financing activities
Dividends to stockholders	(182)	(163)	(140)
Proceeds from issuance of common stock, net	481	—	—
Repayment of collateral finance and securitization notes	(214)	(91)	(96)
Proceeds from long-term debt issuance	598	599	—
Debt issuance costs	(5)	(5)	—
Principal payments of long-term debt	(3)	(403)	(3)
Purchases of treasury stock	(163)	(101)	(300)
Exercise of stock options, net	1	6	3
Change in cash collateral for derivative positions and other arrangements	(32)	(163)	44
Deposits on universal life and other investment type policies and contracts	1,576	1,309	864
Withdrawals on universal life and other investment type policies and contracts	(803)	(1,109)	(694)
Net cash provided by (used in) financing activities	1,254	(121)	(322)
Effect of exchange rate changes on cash	63	11	(36)
Change in cash and cash equivalents	1,959	(441)	586
Cash and cash equivalents, beginning of period	1,449	1,890	1,304
Cash and cash equivalents, end of period	$3,408	$1,449	$1,890

Supplemental disclosures of cash flow information:
Interest paid	$166	$180	$170
Income taxes paid, net of refunds	$108	$44	$142
Non-cash investing activities:
Transfer of invested assets	$93	$6,275	$4,636
Right-of-use assets acquired through operating leases	$23	$1	$—
Purchase of a business:
Assets acquired, excluding cash acquired	$—	$8	$70
Liabilities assumed	—	(12)	(38)
Net cash (received) paid on purchase	$—	$(4)	$32
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2020, 2019 and 2018
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
iii) stabilize operating results by leveling fluctuations in the ceding company’s loss experience; and
(iv) assist the ceding company in meeting applicable regulatory requirements.
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
Unrealized gains and losses on fixed maturity securities classified as available-for-sale, less applicable deferred income taxes as well as related adjustments to deferred acquisition costs, if applicable, are reflected as a direct charge or credit to accumulated other comprehensive income (“AOCI”) in stockholders’ equity.
Investment income is recognized as it accrues or is legally due. Realized gains and losses on sales of investments are included in investment related gains (losses), net, as are impairments and change in allowance for credit losses. The cost of investments sold is primarily determined based upon the specific identification method.

Equity Securities
Equity securities are carried at fair value and realized and unrealized gains and losses are included in investment related gains (losses), net.
Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount, unamortized balance of loan origination fees and expenses, and valuation allowances. Interest income is accrued on the principal amount of the mortgage loan based on its contractual interest rate. Amortization of premiums, discounts, and loan origination fees are recorded using the effective yield method. The Company accrues interest on loans until it is probable the Company will not receive interest or the loan is 90 days past due. Interest income, amortization of premiums, accretion of discounts, amortization of loan origination fees and prepayment fees are reported in investment income, net of related expenses.
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
Short-term Investments
Short-term investments represent investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at estimated fair value or amortized cost, which approximates estimated fair value. Interest on short-term investments is recorded in investment income, net of related expenses.
Other Invested Assets
In addition to derivative contracts discussed below, other invested assets include Federal Home Loan Bank of Des Moines (“FHLB”) common stock, limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages and contractholder-directed investments. FHLB common stock are carried at cost as required by GAAP. Limited partnership interests which based on their nature and structure do not meet the characteristics of an equity security under applicable accounting standards, are primarily carried at cost. Joint ventures and certain limited partnerships are reported using the equity method of accounting.
Lifetime mortgages are carried at unpaid principal balances, net of any unamortized premium or discount, unamortized balance of loan origination fees and expenses, and valuation allowances. Interest income is accrued on the principal amount of the lifetime mortgage based on its contractual interest rate.
The fair value option (“FVO”) was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities that do not qualify for presentation and reporting as separate accounts. Changes in estimated fair value of these securities are included in investment income, net of related expenses.
Securities Borrowing, Lending and Repurchase Agreements
The Company participates in securities borrowing programs whereby securities, which are not reflected on the Company’s consolidated balance sheets, are borrowed from third parties. The borrowed securities are used to provide collateral under affiliated reinsurance transactions. The Company is generally required to maintain a minimum of 100% to 105% of the fair value, or par value under certain programs, of the borrowed securities as collateral. The collateral generally consists of rights to reinsurance treaty cash flows. If cash flows from the reinsurance treaties are insufficient to maintain the minimum collateral requirement, the Company may substitute cash or securities to meet the requirement.
The Company participates in securities lending and repurchase/reverse repurchase programs whereby securities, reflected as investments on the Company’s consolidated balance sheets, are loaned or pledged to a third party. In return, the Company receives securities as collateral from the third parties, generally in an amount equal to a minimum of 100% to 105% of the fair value of the securities lent or pledged. The securities received as collateral are not reflected on the Company’s consolidated balance sheets.

Allowance for Credit Losses and Impairments
Fixed Maturity Securities
The Company identifies fixed maturity securities that could result in a credit loss by monitoring market events that could impact issuers’ credit ratings, business climates, management changes, litigation, government actions and other similar factors. The Company also monitors late payments, pricing levels, rating agency actions, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.
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
Beginning on January 1, 2020, with the Company’s adoption of Financial Instruments – Credit Losses, credit losses are recognized through an allowance account. Prior to January 1, 2020, credit losses were recognized as a reduction to the amortized cost. Credit impairments and changes in the allowance for credit losses on fixed maturity securities are reflected in investment related gains (losses), net on the consolidated statements of income. Non-credit impairment losses are recognized in accumulated other comprehensive income (“AOCI”). See “New Accounting Pronouncements” in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements for a discussion on the effect of the adoption of the standard on the Company’s consolidated financial statements.
Impairment losses on fixed maturity securities recognized in the financial statements are dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that it would be required to sell a security before the recovery of its amortized cost, less any recorded credit loss, it recognizes an impairment loss in investment related gains (losses), net for the difference between amortized cost and fair value.
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
Mortgage Loans on Real Estate
Beginning on January 1, 2020, with the Company’s adoption of Financial Instruments – Credit Losses, valuation allowances on mortgage loans are computed on an expected loss basis using a model that utilizes probability of default and loss given default methods over the lifetime of the loan. Within the reasonable and supportable forecast period (i.e. typically two years), valuation allowances for mortgage loans are established based on several pool-level loan assumptions, defaults and loss severity, loss expectations for loans with similar risk characteristics and industry statistics. These evaluations are revised as conditions change and new information becomes available. The evaluation also includes the impact of expected changes in future macro-economic conditions. The Company reverts to historical loss information for periods beyond which it believes it is able to develop or obtain reasonable and supportable forecasts of future economic conditions. See “New Accounting Pronouncements” in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to the Consolidated Financial Statements for a discussion on the effect of the adoption of the standard on the Company’s consolidated financial statements.
Prior to January 1, 2020, valuation allowances on mortgage loans were computed on an incurred loss basis based upon several loan factors, including the Company’s historical experience for loan losses, defaults and loss severity, loss expectations for loans with similar risk characteristics and industry statistics. These evaluations were revised as conditions changed and new information became available. In addition to historical experience, management considered qualitative factors that included the impact of changing macro-economic conditions, which may or may not have been reflected in the loan portfolio performance, and the quality of the loan portfolio.
Any interest accrued or received on the net carrying amount of the impaired loan is included in investment income or applied to the principal of the loan, depending on the assessment of the collectability of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in investment related gains (losses), net on the consolidated statements of income.
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
Under a fair value hedge, changes in the fair value of the hedging derivative, including amounts measured as ineffective, and changes in the fair value of the hedged item related to the designated risk being hedged, are reported within investment related gains (losses), net. The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statements of income within investment income or interest expense to match the location of the hedged item.
Under a cash flow hedge, changes in the fair value of the hedging derivative measured as effective are reported within AOCI and the deferred gains or losses on the derivative are reclassified into the consolidated statements of income when the Company’s earnings are affected by the variability in cash flows of the hedged item. The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statements of income within investment income or interest expense to match the location of the hedged item.
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
See Note 6 – “Fair Value of Assets and Liabilities” for further details on the Company’s assets and liabilities recorded at fair value.
Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit and highly liquid debt instruments purchased with an original maturity of three months or less.
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2020 or 2019.
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
Deferred Policy Acquisition Costs
Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. Non-commission costs related to the acquisition of new and renewal insurance contracts may be deferred only if they meet the following criteria:
•Incremental direct costs of a successful contract acquisition
•Portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has been acquired or renewed
•Other costs directly related to the specified acquisition or renewal activities that would not have been incurred had that acquisition contract transaction not occurred
The Company tests the recoverability for each year of business at issue before establishing additional deferred acquisition costs (“DAC”). The Company also performs annual tests to establish that DAC are expected to remain recoverable, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2020, 2019 and 2018.
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
Acquired Intangibles
Goodwill and Value of Business Acquired
Goodwill, reported in other assets, is not amortized into results of operations, but instead is reviewed at least annually for impairment and written down only in the periods in which the recorded value of goodwill exceeds its fair value. Goodwill as of December 31, 2020 and 2019, totaled $7 million. The value of business acquired (“VOBA”) is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. Carrying value of VOBA, net of accumulated amortization, was approximately $4 million and $5 million as of December 31, 2020 and 2019, respectively, and is reported in other assets. Amortization expense for the years ended December 31, 2020, 2019 and 2018, was $0.5 million, $0.7 million, and $0.4 million, respectively. Future amortization of VOBA is not material.
Value of Distribution Agreements and Customer Relationships Acquired
Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. VODA is amortized over a useful life of 15 years and the VOCRA is also amortized over a 15 year period in proportion to expected revenues generated, with amortization included in policy acquisition costs and other insurance expenses. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $25 million and $33 million, including accumulated amortization of $96 million and $88 million, as of December 31, 2020 and 2019, respectively. VODA and VOCRA amortization expense for the years ended December 31, 2020, 2019 and 2018 was $8 million, $8 million and $8 million, respectively. Amortization of the VODA and VOCRA is estimated to be $7 million, $6 million, $6 million and $6 million during 2021, 2022, 2023 and 2024, respectively, with the VODA and VOCRA expected to be fully amortized by the end of 2024.
Other Acquired Intangible Assets
Other acquired intangibles are reported in other assets and primarily represent intangibles and licenses acquired through the Company’s acquisition of service and technology oriented companies in an effort to both support its clients and generate new future revenue streams. Other acquired intangible assets are amortized using the straight-line method over the estimated useful life of 10 to 15 years, with amortization included in other operating expenses. Each year the Company reviews other acquired intangibles to determine the recoverability of these balances. Other acquired intangibles totaled approximately $30 million and $34 million, including accumulated amortization of $12 million and $8 million, as of December 31, 2020 and 2019, respectively. Other acquired intangibles amortization expense for the years ended December 31, 2020, 2019 and 2018, was $4 million, $4 million and $4 million, respectively. Amortization of other acquired intangibles is estimated to be $4 million during 2021, 2022, 2023, 2024 and 2025, respectively.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to seven years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of property, equipment and leasehold improvements was $260 million and $244 million at December 31, 2020 and 2019, respectively. Accumulated depreciation of property, equipment and leasehold improvements was $116 million and $99 million at December 31, 2020 and 2019, respectively. Related depreciation expense was $17 million, $18 million and $18 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed at least annually for indicators of impairment in value. Unamortized computer software costs were $147 million and $151 million at December 31, 2020 and 2019, respectively. Amortization expense was $32 million, $31 million, and $27 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recognized capital project write-offs of $5 million, $4 million and $5 million in 2020, 2019 and 2018, respectively.
Operating Joint Ventures
The Company has made investments in certain joint ventures that are strategic in nature and made other than for the sole purpose of generating investment income. These investments are reported under the equity method of accounting and are included in other assets. The Company’s share of earnings from these joint ventures is reported in other revenues on the consolidated statements of income. The Company’s investments in operating joint ventures do not have a material effect on the Company’s results of operations and financial condition, and as a result no additional disclosures have been presented.
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
The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2020 and 2019, were not material.
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
The Company establishes liabilities for guaranteed minimum living benefits relating to certain variable annuity products as follows:
•Guaranteed minimum income benefits (“GMIB”) provide the contract holder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum level of income (annuity) payments. Under the reinsurance treaty, the Company makes a payment to the ceding company equal to the GMIB net amount-at-risk at the time of annuitization and thus these contracts meet the net settlement criteria of the general accounting principles for Derivatives and Hedging and the Company assumes no mortality risk. Accordingly, the GMIB is considered an embedded derivative, which is measured at fair value separately from the host variable annuity product.
•Guaranteed minimum withdrawal benefits (“GMWB”) guarantee the contract holder a return of their purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that the contract holder’s cumulative withdrawals in a contract year do not exceed a certain limit. The initial guaranteed withdrawal amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMWB is also an embedded derivative, which is measured at fair value separately from the host variable annuity product.
•Guaranteed minimum accumulation benefits (“GMAB”) provide the contract holder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum accumulation of their purchase payments even if the account value is reduced to zero. The initial guaranteed accumulation amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMAB is also an embedded derivative, which is measured at fair value separately from the host variable annuity product.
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
Other Policy Claims and Benefits
Claims payable for incurred but not reported losses are determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company, business segment and product type, but generally averages around 3.2 months. Incurred but not reported claims are estimates on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amount recognized, which are reflected in claims and other policy benefits in the period in which they are determined.
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
Deferred tax assets and liabilities are measured by applying the relevant jurisdictions’ enacted tax rate for the period in which the temporary differences are expected to reverse to the temporary difference change for that period. The Company will establish a valuation allowance if management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. The Company has deferred tax assets including those related to foreign tax credits, net operating, and capital losses. The Company has projected its ability to utilize its deferred tax assets and established a valuation allowance on the portion of the deferred tax assets the Company believes more likely than not will not be realized.
Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such a determination, consideration is given to, among other things, the following:
(i)taxable income in prior carryback years
(ii)future reversals of existing taxable temporary differences;
(iii)future taxable income exclusive of reversing temporary differences and carryforwards; and
(iv)tax planning strategies.
Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.
The Company made a policy election to account for global intangible low-taxed income (“GILTI”) as a period cost.
The Company reports uncertain tax positions in accordance with generally accepted accounting principles. In order to recognize the benefit of an uncertain tax position, the position must meet the more likely than not criteria of being sustained. Unrecognized tax benefits due to tax uncertainties that do not meet the more likely than not criteria are included within income tax liabilities and are charged to earnings in the period that such determination is made. The Company classifies interest related to tax uncertainties as interest expense whereas penalties related to tax uncertainties are classified as a component of income tax.
See Note 9 – “Income Tax” for further discussion.
Collateral Finance and Securitization Notes
Collateral finance and securitization notes represent private placement asset-backed structured financing transactions. Collateral finance notes are issued on specified insurance policies reinsured by the Company’s regulated subsidiaries. Transaction costs, primarily interest expense, are reflected in collateral finance and securitization expense. See Note 14 – “Collateral Finance and Securitization Notes” for additional information.
Foreign Currency Translation
Assets, liabilities and results of foreign operations are recorded based on the functional currency of each foreign operation. The determination of the functional currency is based on economic facts and circumstances pertaining to each foreign operation. The Company’s material functional currencies are the U.S. dollar, Canadian dollar, British pound, Australian dollar, Japanese yen, Korean won, Euro and South African rand. The translation of the functional currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using weighted-average exchange rates during each year. Gains or losses, net of applicable deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, in AOCI until the underlying functional currency operation is sold or substantially liquidated.
Recognition of Revenues and Related Expenses – Long-Duration Products
Life and health premiums are recognized as revenue when due from the insured, and are reported net of amounts retroceded. Benefits and expenses are reported net of amounts retroceded and are associated with earned premiums so that profits are recognized over the life of the related contract. This association is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs. Other revenue includes items such as treaty recapture fees, fees associated with financial reinsurance and policy changes on interest-sensitive and investment-type products that the Company reinsures. Any fees that are collected in advance of the period benefited are deferred and recognized over the period benefited.
For certain reinsurance transactions involving in force blocks of business, the ceding company pays a premium equal to the initial required reserve (future policy benefit). In such transactions, for income statement presentation, the Company nets the expense associated with the establishment of the reserve against the premiums from the transaction.
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
For each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with GAAP. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract on a deposit method of accounting with any net amount receivable reflected as an asset within premiums receivable and other reinsurance balances, and any net amount payable reflected as a liability within other reinsurance balances. Fees earned on the contracts are reflected as other revenues, rather than premiums.
Recognition of Revenues and Related Expenses – Short-Duration Products
The Company provides reinsurance of medical, disability, life and other products for a fixed period of short-duration, typically one to three years. Under the short-duration insurance accounting model:
•Premiums are recognized over the coverage period in proportion to the amount of insurance protection provided.
•Claims or benefits are recognized when insured events occur, based on the ultimate cost to settle the claim, and are adjusted to reflect changes in estimates during the life of the contract. The estimated cost to settle the claim is based on actuarial assumptions for similar claims. The Company also establishes an incurred but not reported (“IBNR”) liability based on historical reporting patterns.
•Eligible deferred acquisition costs are capitalized and amortized in proportion to premium.

Equity Based Compensation
The Company expenses the fair value of stock awards included in its incentive compensation plans. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to additional paid-in-capital in stockholders’ equity, and stock-based compensation expense is reflected in other operating expenses.
Earnings Per Share
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effects assuming the exercise or issuance of stock awards.
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
January 1, 2019

This guidance was adopted by applying the optional transition method. The adoption of the standard did not have a material impact on the Company’s results of operations or financial position. The adoption of the updated guidance resulted in the Company recognizing a right-to-use asset and lease liability of $55 million included in other assets and other liabilities, respectively, in the consolidated balance sheets.

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
Financial Instruments – Credit Losses
This guidance adds to U.S. GAAP an impairment model, known as the current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. For traditional and other receivables, held-to-maturity debt securities, loans and other instruments entities will be required to use the new forward-looking “expected loss” model that generally will result in earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses similar to what they do today, except the losses will be recognized through an allowance for credit losses and adjusted each period for changes in credit risks. Early adoption is permitted.
January 1, 2020

For asset classes within the scope of the CECL model, this guidance was adopted through a cumulative-effect adjustment to retained earnings (that is, a modified-retrospective approach). For available-for-sale debt securities, this guidance was applied prospectively. The allowance for credit losses increased when this guidance was adopted to include expected losses over the lifetime of commercial mortgages and other loans, including reasonable and supportable forecasts and expected changes in future economic conditions. The overall impact was an approximate $15 million pre-tax increase in the allowance for credit losses. This increase was reflected as a decrease to opening retained earnings, net of income taxes, as of January 1, 2020.

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
Reference Rate Reform
This guidance eases the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting, which includes the transition away from the London Interbank Offered Rate (“LIBOR”). The ASU provides optional expedients and exceptions for applying GAAP modification to contracts and hedge accounting relationships affected by reference rate reform on financial reporting. Under the new guidance, a change in the reference rate for a contract that meets certain criteria will be accounted for as a continuation of that contract rather than the creation of a new contract. The new guidance applies to debt, insurance contracts, leases, derivative contracts and other arrangements.
January 1, 2020
The reference rate reform is not expected to have material accounting consequences. The Company has established a team that is currently assessing the effects of the discontinuation of LIBOR on existing contracts that extend beyond 2021, by analyzing contractual fallback provisions, evaluating alternative rate ramifications and assessing the effects on current hedging strategies, systems and operations.

Description	Anticipated Date of Adoption	Effect on the Consolidated Financial Statements
Standards not yet adopted:
Financial Services – Insurance
This guidance significantly changes how insurers account for long-duration insurance contracts. The new guidance also significantly expands the disclosure requirements of long-duration insurance contracts. The new guidance will be effective for annual and interim reporting periods beginning January 1, 2023. Below are the most significant areas of change:
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

Note 3   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	2020	2019	2018
Earnings:
Net income (numerator for basic and diluted calculations)	$415	$870	$716
Shares:
Weighted average outstanding shares (denominator for basic calculations)	65.4	62.7	63.7
Equivalent shares from outstanding stock awards	0.4	1.2	1.4
Diluted shares (denominator for diluted calculations)	65.8	63.9	65.1
Earnings per share:
Basic	$6.35	$13.88	$11.25
Diluted	6.31	13.62	11.00
The calculation of common equivalent shares does not include the impact of stock awards with a conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 0.4 million, 0.2 million, and 0.1 million outstanding stock awards and approximately 0.3 million, 0.3 million and 0.4 million performance contingent shares were excluded from the calculation of common equivalent shares during 2020, 2019 and 2018, respectively.
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
The following tables provide information relating to investments in fixed maturity securities by type as of December 31, 2020 and 2019 (dollars in millions):

December 31, 2020:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$31,963	$17	$4,356	$94	$36,208	63.9%
Canadian government	3,145	—	1,995	—	5,140	9.1
RMBS	1,735	—	84	2	1,817	3.2
ABS	3,099	—	35	42	3,092	5.4
CMBS	1,790	3	102	21	1,868	3.3
U.S. government	1,242	—	196	1	1,437	2.5
State and political subdivisions	1,237	—	157	4	1,390	2.4
Other foreign government	5,337	—	479	33	5,783	10.2
Total fixed maturity securities	$49,548	$20	$7,404	$197	$56,735	100.0%

December 31, 2019:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$29,205	$2,269	$81	$31,393	61.4%
Canadian government	3,016	1,596	—	4,612	9.0
RMBS	2,339	62	3	2,398	4.7
ABS	2,973	19	14	2,978	5.8
CMBS	1,841	61	3	1,899	3.7
U.S. government	2,096	57	1	2,152	4.2
State and political subdivisions	1,074	93	3	1,164	2.3
Other foreign government	4,209	321	5	4,525	8.9
Total fixed maturity securities	$46,753	$4,478	$110	$51,121	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of December 31, 2020 and 2019, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of December 31, 2020 and 2019 (dollars in millions):

	2020		2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$148	$162	$113	$116
Fixed maturity securities received as collateral	n/a	1,784	n/a	727
Assets in trust held to satisfy collateral requirements	27,675	31,179	27,290	29,239

The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies, as well as the securities disclosed below, as of December 31, 2020 and 2019 (dollars in millions):

	2020		2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Government of Japan	$1,493	$1,491	$813	$852
Canadian province of Quebec	1,303	2,474	1,205	2,163
Canadian province of Ontario	1,054	1,528	1,014	1,379
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of December 31, 2020, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,351	$1,362
Due after one year through five years	8,248	8,797
Due after five years through ten years	10,676	11,956
Due after ten years	22,649	27,843
Structured securities	6,624	6,777
Total	$49,548	$56,735

Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of December 31, 2020 and 2019 (dollars in millions):

December 31, 2020:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$11,785	$13,236	36.6%
Industrial	16,274	18,435	50.9
Utility	3,904	4,537	12.5
Total	$31,963	$36,208	100.0%

December 31, 2019:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$10,896	$11,653	37.2%
Industrial	14,692	15,803	50.3
Utility	3,617	3,937	12.5
Total	$29,205	$31,393	100.0%
Allowance for Credit Losses and Impairments – Fixed Maturity Securities Available-for-Sale
As discussed in Note 2 – “Significant Accounting Policies and Pronouncements,” allowances for credit losses on fixed maturity securities are recognized in investment related gains (losses), net on the consolidated statements of income. For these securities, the net amount recognized represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the fixed maturity security prior to the allowance for credit losses. Any remaining difference between the fair value and amortized cost is recognized in AOCI.
The following table presents the rollforward of the allowance for credit losses in fixed maturity securities by type for the year ended December 31, 2020 (dollars in millions):

	Corporate	CMBS	Other Foreign Government	Total
Balance, beginning of period	$—	$—	$—	$—
Credit losses recognized on securities for which credit losses were not previously recorded	36	3	2	41
Reductions for securities sold during the period	(19)	—	(2)	(21)
Balance, end of period	$17	$3	$—	$20
Unrealized Losses for Fixed Maturity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 877 and 1,072 fixed maturity securities as of December 31, 2020 and 2019, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in millions):

	2020		2019
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$133	67.5%	$76	69.1%
20% or more for less than six months	42	21.3	20	18.2
20% or more for six months or greater	22	11.2	14	12.7
Total	$197	100.0%	$110	100.0%
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

The following tables present the estimated fair values and gross unrealized losses for fixed maturity securities that have estimated fair values below amortized cost as of December 31, 2020 and 2019 (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
December 31, 2020:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$930	$29	$70	$5	$1,000	$34
RMBS	294	2	—	—	294	2
ABS	1,096	17	570	11	1,666	28
CMBS	160	6	—	—	160	6
U.S. government	27	1	—	—	27	1
State and political subdivisions	66	1	16	3	82	4
Other foreign government	973	27	—	—	973	27
Total investment grade securities	3,546	83	656	19	4,202	102
Below investment grade securities:
Corporate	375	49	81	11	456	60
ABS	20	13	4	1	24	14
CMBS	91	15	—	—	91	15
Other foreign government	36	3	28	3	64	6
Total below investment grade securities	522	80	113	15	635	95
Total fixed maturity securities	$4,068	$163	$769	$34	$4,837	$197

	Less than 12 months		12 months or greater		Total
December 31, 2019:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$1,936	$29	$293	$7	$2,229	$36
RMBS	367	2	84	1	451	3
ABS	773	5	739	9	1,512	14
CMBS	253	3	—	—	253	3
U.S. government	49	1	—	—	49	1
State and political subdivisions	103	2	12	1	115	3
Other foreign government	278	4	—	—	278	4
Total investment grade securities	3,759	46	1,128	18	4,887	64
Below investment grade securities:
Corporate	220	38	100	7	320	45
ABS	—	—	—	—	—	—
CMBS	—	—	—	—	—	—
Other foreign government	—	—	10	1	10	1
Total below investment grade securities	220	38	110	8	330	46
Total fixed maturity securities	$3,979	$84	$1,238	$26	$5,217	$110
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

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in millions):

	2020	2019	2018
Fixed maturity securities available-for-sale	$1,928	$1,786	$1,529
Equity securities	6	8	4
Mortgage loans on real estate	282	255	214
Policy loans	56	58	59
Funds withheld at interest	279	297	310
Short-term investments and cash and cash equivalents	7	28	14
Other invested assets	109	184	99
Investment income	2,667	2,616	2,229
Investment expense	(92)	(96)	(90)
Investment income, net of related expenses	$2,575	$2,520	$2,139
Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in millions):

	2020	2019	2018
Fixed maturity securities available for sale:
Impairments and change in allowance for credit losses	$(21)	$(31)	$(28)
Gain on investment activity	114	151	65
Loss on investment activity	(82)	(50)	(159)
Net gains (losses) on equity securities	(15)	16	(20)
Other impairment losses and change in mortgage loan provision	(56)	(12)	(12)
Derivatives and other, net	27	17	(16)
Total investment related gains (losses), net	$(33)	$91	$(170)
As of December 31, 2020, the Company held non-income producing securities with amortized costs, net of allowances, of $71 million and estimated fair values of $63 million. As of December 31, 2019, the Company held non-income producing securities with amortized costs of $47 million and estimated fair values of $51 million. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults, but also include securities where amortization has been discontinued.
Securities Borrowing, Lending and Repurchase Agreements
The following table includes the amount of borrowed securities, loaned securities, and securities received as collateral as part of the securities lending program, and repurchased/reverse repurchased securities pledged and received as of December 31, 2020 and 2019 (dollars in millions):

	2020		2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$118	$161	$339	$369
Securities lending:
Securities loaned	94	105	98	104
Securities received	n/a	102	n/a	107
Repurchase program/reverse repurchase program:
Securities pledged	653	711	356	384
Securities received	n/a	669	n/a	370
The Company did not hold cash collateral for securities lending and the repurchase program/reverse repurchase programs as of December 31, 2020. The Company held cash collateral for securities lending and the repurchase program/reverse repurchase programs of $1 million as of December 31, 2019. No cash or securities have been pledged by the Company for its securities borrowing program as of December 31, 2020 and 2019.

The following tables present information on the Company’s securities lending and repurchase/reverse repurchase transactions as of December 31, 2020 and 2019, respectively (dollars in millions). Collateral associated with certain borrowed securities is not included within the tables as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$105	$105
Total	—	—	—	105	105
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	417	417
Other foreign government	—	—	—	294	294
Total	—	—	—	711	711
Total transactions	$—	$—	$—	$816	$816

Gross amount of recognized liabilities for securities lending and repurchase/reverse repurchase transactions in preceding table					$771
Amounts related to agreements not included in offsetting disclosure					$45

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$104	$104
Total	—	—	—	104	104
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	286	$286
Other foreign government	—	—	—	98	98
Total	—	—	—	384	384
Total transactions	$—	$—	$—	$488	$488

Gross amount of recognized liabilities for securities lending and repurchase/reverse repurchase transactions in preceding table					$478
Amounts related to agreements not included in offsetting disclosure					$10
The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs. After the effect of offsetting, there was no liability presented on the consolidated balance sheets as of December 31, 2020. After the effect of offsetting, the net amount presented on the consolidated balance sheets was a liability of $1 million as of December 31, 2019. As of December 31, 2020, the Company did not have payables resulting from cash received as collateral associated with a repurchase/reverse repurchase agreements. As of December 31, 2019, the Company recognized payables resulting from cash received as collateral associated with a repurchase/reverse repurchase agreements. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
As of December 31, 2020, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (14.6%), Texas (14.1%) and Washington (8.4%) and include loans secured by properties in Canada (3.2%) and United Kingdom (1.3%). The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses, and valuation allowances.

The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of December 31, 2020 and 2019 (dollars in millions):

	2020		2019
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Property type:
Office	$1,702	29.0%	$1,771	31.0%
Retail	1,711	29.3	1,686	29.4
Industrial	1,210	20.6	1,169	20.4
Apartment	808	13.8	766	13.4
Other commercial	430	7.3	335	5.8
Recorded investment	5,861	100.0%	5,727	100.0%
Unamortized balance of loan origination fees and expenses	(10)		(9)
Valuation allowances	(64)		(12)
Total mortgage loans on real estate	$5,787		$5,706
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of December 31, 2020 and 2019 (dollars in millions):

	2020		2019
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$2,276	38.8%	$1,841	32.2%
Due after five years through ten years	2,768	47.3	2,944	51.4
Due after ten years	817	13.9	942	16.4
Total	$5,861	100.0%	$5,727	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of December 31, 2020 and 2019 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
December 31, 2020:
Loan-to-Value Ratio
0% - 59.99%	$2,774	$106	$17	$12	$2,909	49.6%
60% - 69.99%	2,013	62	33	—	2,108	36.0
70% - 79.99%	555	49	13	—	617	10.5
80% or greater	189	21	17	—	227	3.9
Total	$5,531	$238	$80	$12	$5,861	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
December 31, 2019:
Loan-to-Value Ratio
0% - 59.99%	$3,025	$52	$7	$—	$3,084	53.8%
60% - 69.99%	1,841	53	11	—	1,905	33.3
70% - 79.99%	492	13	39	—	544	9.5
80% or greater	96	61	37	—	194	3.4
Total	$5,454	$179	$94	$—	$5,727	100.0%

The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of December 31, 2020 (dollars in millions):

	Recorded Investment
	Year of Origination
December 31, 2020:	2020	2019	2018	2017	2016	Prior	Total
Internal credit quality grade:
High investment grade	$411	$616	$493	$336	$574	$1,008	$3,438
Investment grade	352	496	399	407	249	368	2,271
Average	—	—	—	19	37	55	111
Watch list	—	—	—	—	—	4	4
In or near default	—	—	—	—	—	37	37
Total	$763	$1,112	$892	$762	$860	$1,472	$5,861
The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of December 31, 2020 and 2019 (dollars in millions):

	2020	2019
31-60 days past due	$15	$—
Total past due	15	—
Current	5,846	5,727
Total	$5,861	$5,727
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances, as of December 31, 2020 and 2019 (dollars in millions):

	2020	2019
Mortgage loans:
Individually measured for impairment	$37	$17
Collectively measured for impairment	5,824	5,710
Recorded investment	$5,861	$5,727
Valuation allowances:
Individually measured for impairment	$—	$—
Collectively measured for impairment	64	12
Total valuation allowances	$64	$12
The following table presents information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2020, 2019 and 2018 (dollars in millions):

	2020	2019	2018
Balance, beginning of period	$12	$11	$9
Adoption of new accounting standard	14	—	—
Provision	38	1	2
Balance, end of period	$64	$12	$11
The following table presents information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2020 and 2019 (dollars in millions):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
December 31, 2020:
Impaired mortgage loans with no valuation allowance recorded	$37	$37	$—	$37
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$37	$37	$—	$37
December 31, 2019:
Impaired mortgage loans with no valuation allowance recorded	$17	$17	$—	$17
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$17	$17	$—	$17

The following table presents the Company’s average investment balance of impaired mortgage loans and the related interest income for the years ended December 31, 2020, 2019 and 2018 (dollars in millions):

	2020		2019		2018
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$25	$1	$20	$1	$24	$1
Impaired mortgage loans with valuation allowance recorded	—	—	—	—	—	—
Total	$25	$1	$20	$1	$24	$1
(1)Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.
The Company did not acquire any impaired mortgage loans during the years ended December 31, 2020 and 2019. The Company had no mortgage loans that were on a nonaccrual status as of December 31, 2020 and 2019. For the year ended December 31, 2020, the Company modified the payment terms of approximately 52 commercial mortgage loans, with a carrying value of approximately $660 million in response to COVID-19. These loans met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and were not considered a troubled debt restructuring. In accordance with the CARES Act criteria, these loans were not more than 30 days past due at December 31, 2019, and the modifications included deferral or delayed payments of principal or interest on the loan.
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
Funds Withheld at Interest
As of December 31, 2020, $3.2 billion of the funds withheld at interest balance is associated with one client. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts and fair value option (“FVO”) contractholder-directed unit-linked investments. Other invested assets also includes FHLB common stock, which is included in Other in the table below. The allowance for credit losses for lifetime mortgages as of both December 31, 2020 and 2019, was $2 million. Carrying values of these assets as of December 31, 2020 and 2019 are as follows (dollars in millions):

	2020	2019
Limited partnership interests and real estate joint ventures	$1,367	$1,134
Lifetime mortgages	935	775
Derivatives	140	117
FVO contractholder-directed unit-linked investments	289	260
Other	98	77
Total other invested assets	$2,829	$2,363

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
The Company has certain embedded derivatives that are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modco or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The Company’s utilization of a credit valuation adjustment increased the fair value of its embedded derivatives by approximately $70 million for the year ended December 31, 2020, and did not have a material effect on the change in fair value for the years ended December 31, 2019 and 2018.
Summary of Derivative Positions
Derivatives, except for embedded derivatives and longevity and mortality swaps, are included in other invested assets or other liabilities, at fair value. Longevity and mortality swaps, which have been discontinued or matured in 2019, are included in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of December 31, 2020 and 2019 (dollars in millions):

		December 31, 2020			December 31, 2019
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,084	$93	$1	$909	$70	$3
Financial futures	Equity	258	—	—	307	—	—
Foreign currency swaps	Foreign currency	150	—	18	150	—	9
Foreign currency forwards	Foreign currency	347	4	2	175	1	—
CPI swaps	CPI	612	11	19	441	—	28
Credit default swaps	Credit	1,517	13	—	1,306	5	—
Equity options	Equity	395	29	—	364	15	—
Synthetic GICs	Interest rate	16,644	—	—	13,823	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	58	—	—	121	—
Indexed annuity products		—	—	752	—	—	767
Variable annuity products		—	—	155	—	—	163
Total non-hedging derivatives		21,007	208	947	17,475	212	970
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	802	3	24	535	1	29
Foreign currency swaps	Foreign currency	234	8	1	342	17	2
Foreign currency forwards	Foreign currency	1,255	10	15	1,094	28	2
Total hedging derivatives		2,291	21	40	1,971	46	33
Total derivatives		$23,298	$229	$987	$19,446	$258	$1,003

Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of December 31, 2020, 2019 and 2018 were (dollars in millions):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items
		Investment Related Gains (Losses)
For the Year Ended December 31, 2020:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$8	$(10)
For the Year Ended December 31, 2019:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(4)	$—
For the Year Ended December 31, 2018:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(11)	$12
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
The following table presents the components of AOCI, before income tax, and the consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the years ended December 31, 2020, 2019 and 2018 (dollars in millions):

Amounts Included in AOCI
Balance December 31, 2017	$3
Gains (losses) deferred in other comprehensive income (loss)	6
Amounts reclassified to investment income	—
Amounts reclassified to interest expense	—
Balance December 31, 2018	9
Gains (losses) deferred in other comprehensive income (loss)	(34)
Amounts reclassified to investment income	—
Amounts reclassified to interest expense	(1)
Balance December 31, 2019	(26)
Gains (losses) deferred in other comprehensive income (loss)	(27)
Amounts reclassified to investment income	—
Amounts reclassified to interest expense	4
Balance December 31, 2020	$(49)
As of December 31, 2020, approximately $6 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months. For the same time period, approximately $1 million of before-tax deferred net gains expected to be reclassified to investment income during the next twelve months.

The following table presents the effect of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the years ended December 31, 2020, 2019 and 2018 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from OCI
For the year ended December 31, 2020:		Investment Related Gains (Losses)	Investment Income	Interest Expense
Interest rate	$(33)	$—	$—	$(4)
Foreign currency/Interest rate	6	—	—	—
Total	$(27)	$—	$—	$(4)

For the year ended December 31, 2019:
Interest rate	$(32)	$—	$—	$1
Foreign currency/Interest rate	(2)	—	—	—
Total	$(34)	$—	$—	$1

For the year ended December 31, 2018:
Interest rate	$12	$—	$—	$—
Foreign currency/Interest rate	(6)	—	—	—
Total	$6	$—	$—	$—
For the years ended December 31, 2020, 2019 and 2018, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the years ended December 31, 2020, 2019 and 2018 (dollars in millions):

	Derivative Gains (Losses) Deferred in AOCI
	For the year ended
Type of NIFO Hedge	2020	2019	2018
Foreign currency swaps	$1	$(9)	$31
Foreign currency forwards	(30)	(24)	56
Total	$(29)	$(33)	$87
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $139 million and $168 million as of December 31, 2020 and 2019, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.
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

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 is as follows (dollars in millions):

		Gains (Losses) for the Years Ended December 31,
Type of Non-hedging Derivative	Income Statement Location of Gains (Losses)	2020	2019	2018
Interest rate swaps	Investment related gains (losses), net	$76	$65	$(21)
Financial futures	Investment related gains (losses), net	(47)	(46)	21
Foreign currency swaps	Investment related gains (losses), net	(7)	—	(4)
Foreign currency forwards	Investment related gains (losses), net	5	1	—
Consumer price index swaps	Investment related gains (losses), net	16	(18)	(10)
Credit default swaps	Investment related gains (losses), net	16	30	(2)
Equity options	Investment related gains (losses), net	—	(40)	7
Longevity swaps	Other revenues	—	13	9
Mortality swaps	Other revenues	—	(1)	—
Subtotal		59	4	—
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(62)	11	(13)
Indexed annuity products	Interest credited	(30)	(57)	27
Variable annuity products	Investment related gains (losses), net	8	5	(15)
Total non-hedging derivatives		$(25)	$(37)	$(1)
Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company as of December 31, 2020 and 2019 (dollars in millions):

	2020			2019
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$11	$287	15.0	$2	$142	1.7
Subtotal	11	287	15.0	2	142	1.7
BBB+/BBB/BBB-
Single name credit default swaps	2	232	1.6	3	291	1.9
Credit default swaps referencing indices	—	988	3.9	—	873	4.7
Subtotal	2	1,220	3.5	3	1,164	4.0
BB+/BB/BB-
Single name credit default swaps	—	10	0.7	—	—	0.0
Subtotal	—	10	0.7	—	—	0.0
Total	$13	$1,517	5.6	$5	$1,306	3.7
(1)The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).
(2)Assumes the value of the referenced credit obligations is zero.
(3)The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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

The following table provides information relating to the netting of the Company’s derivative instruments as of December 31, 2020 and December 31, 2019 (dollars in millions):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments(1)	Cash Collateral Pledged/ Received	Net Amount
December 31, 2020:
Derivative assets	$171	$(31)	$140	$(30)	$(98)	$12
Derivative liabilities	80	(31)	49	(146)	(47)	(144)
December 31, 2019:
Derivative assets	$137	$(20)	$117	$—	$(119)	$(2)
Derivative liabilities	73	(20)	53	(92)	(52)	(91)
(1)Includes initial margin posted to a central clearing partner.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of December 31, 2020, the Company had credit exposure of $19 million.
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
Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 are summarized below (dollars in millions):

December 31, 2020:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$36,208	$—	$33,179	$3,029
Canadian government	5,140	—	5,140	—
RMBS	1,817	—	1,814	3
ABS	3,092	—	2,896	196
CMBS	1,868	—	1,813	55
U.S. government	1,437	1,312	111	14
State and political subdivisions	1,390	—	1,381	9
Other foreign government	5,783	—	5,766	17
Total fixed maturity securities – available-for-sale	56,735	1,312	52,100	3,323
Equity securities	132	79	—	53
Funds withheld at interest – embedded derivatives & other	114	—	—	114
Cash equivalents	1,478	1,478	—	—
Short-term investments	197	32	150	15
Other invested assets:
Derivatives	140	—	140	—
FVO contractholder-directed unit-linked investments	289	224	65	—
Total other invested assets	429	224	205	—
Total	$59,085	$3,125	$52,455	$3,505
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$907	$—	$—	$907
Other liabilities:
Derivatives	49	—	49	—
Total	$956	$—	$49	$907

December 31, 2019:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$31,393	$—	$29,207	$2,186
Canadian government	4,612	—	3,908	704
RMBS	2,398	—	2,349	49
ABS	2,978	—	2,865	113
CMBS	1,899	—	1,853	46
U.S. government	2,152	2,030	106	16
State and political subdivisions	1,164	—	1,155	9
Other foreign government	4,525	—	4,509	16
Total fixed maturity securities – available-for-sale	51,121	2,030	45,952	3,139
Equity securities	320	243	—	77
Funds withheld at interest – embedded derivatives	121	—	—	121
Cash equivalents	274	274	—	—
Short-term investments	32	4	26	2
Other invested assets:
Derivatives	117	—	117	—
FVO contractholder-directed unit-linked investments	260	207	53	—
Total other invested assets	377	207	170	—
Total	$52,245	$2,758	$46,148	$3,339
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$930	$—	$—	$930
Other liabilities:
Derivatives	53	—	53	—
Total	$983	$—	$53	$930
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
The inputs used in the valuation of corporate and government securities include, but are not limited to standard market observable inputs that are derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately placed issues that incorporate the credit quality and industry sector of the issuer. For internal pricing of private placements and structured securities, valuation is based primarily on matrix pricing or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt service coverage ratios and issuance-specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.
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
Embedded Derivatives & Other – The fair value of embedded derivative liabilities, including those calculated by third parties, are monitored through the use of attribution reports to quantify the effect of underlying sources of fair value change, including capital market inputs based on policyholder account values, interest rates and short-term and long-term implied volatilities, from period to period. Actuarial assumptions are based on experience studies performed internally in combination with available industry information and are reviewed on a periodic basis, at least annually.
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

Other assets elected at fair value include assets where inputs are not observable in the market and are considered Level 3 in the fair value hierarchy.
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
Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The fair value of certain other cash equivalents and short-term investments, such as bonds with original maturities twelve months or less, are based upon other market observable data and are typically classified as Level 2. However, certain short-term investments may incorporate significant unobservable inputs resulting in a Level 3 classification. Various time deposits, certificates of deposit and sweeps carried as cash equivalents or short-term investments are not measured at estimated fair value and therefore are excluded from the tables presented.
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

Quantitative Information Regarding Internally-Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of December 31, 2020 and 2019 (dollars in millions):

	Estimated Fair Value		Valuation	Unobservable	Range (Weighted Average)
Assets:	2020	2019	Technique	Input	2020	2019
Corporate	$37	$1,070	Market comparable securities	Liquidity premium	0-1% (1%)	0-2% (1%)
				EBITDA Multiple	5.2x-11.2x (7.1x)	5.2x-7.1x (6.7x)
ABS	87	101	Market comparable securities	Liquidity premium	1-18% (1%)	0-4% (1%)
U.S. government	14	16	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Other foreign government	—	16	Market comparable securities	Liquidity premium	0%	0-1% (1%)
Equity securities	10	32	Market comparable securities	Liquidity premium	0%	4%
				EBITDA Multiple	6.9x-10.6x (7.9x)	6.9x-9.3x (7.8x)
Funds withheld at interest – embedded derivatives	58	121	Total return swap	Mortality	0-100% (3%)	0-100% (2%)
				Lapse	0-35% (13%)	0-35% (13%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	752	768	Discounted cash flow	Mortality	0-100% (3%)	0-100% (2%)
				Lapse	0-35% (13%)	0-35% (13%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (2%)
Interest-sensitive contract liabilities – embedded derivatives – variable annuities	155	163	Discounted cash flow	Mortality	0-100% (2%)	0-100%(1%)
				Lapse	0-25% (4%)	0-25% (5%)
				Withdrawal	0-7% (5%)	0-7% (5%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (13%)	0-27% (12%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the year ended December 31, 2020:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives & other	Other assets – longevity and mortality swaps	Interest –sensitive contract liabilities embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$2,186	$720	$208	$25	$77	$2	$121	$—	$(930)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	2	—	—	—	—	—	(4)	—	—
Investment related gains (losses), net	(22)	—	—	—	(13)	—	(63)	—	8
Interest credited	—	—	—	—	—	—	—	—	(30)
Included in other comprehensive income	28	1	(7)	1	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Purchases(1)	1,193	—	149	—	3	17	60	—	(32)
Sales(1)	(182)	—	(5)	—	—	—	—	—	—
Settlements(1)	(229)	—	(59)	(3)	—	(3)	—	—	77
Transfers into Level 3	57	—	38	—	—	—	—	—	—
Transfers out of Level 3	(4)	(704)	(70)	—	(14)	(1)	—	—	—
Fair value, end of period	$3,029	$17	$254	$23	$53	$15	$114	$—	$(907)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—	$(4)	$—	$—
Investment related gains (losses), net	(23)	—	—	—	(13)	—	(63)	—	(2)
Other revenues	—	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	—	(107)
Included in other comprehensive income	(34)	1	(8)	1	—	—	—	—	—

For the year ended December 31, 2019:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives	Other assets – longevity and mortality swaps	Interest –sensitive contract liabilities embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$1,331	$533	$103	$28	$33	$2	$110	$48	$(945)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	1	15	—	—	—	—	—	—	—
Investment related gains (losses), net	(11)	—	—	—	12	—	11	—	5
Interest credited	—	—	—	—	—	—	—	—	(57)
Included in other comprehensive income	48	162	4	1	—	(1)	—	(2)	—
Other revenues	—	—	—	—	—	—	—	12	—
Purchases(1)	1,050	10	85	—	33	30	—	—	(17)
Sales(1)	(81)	—	(1)	—	(1)	(1)	—	—	—
Settlements(1)	(194)	—	(63)	(4)	—	(1)	—	(58)	84
Transfers into Level 3	43	—	86	—	—	—	—	—	—
Transfers out of Level 3	(1)	—	(6)	—	—	(27)	—	—	—
Fair value, end of period	$2,186	$720	$208	$25	$77	$2	$121	$—	$(930)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$2	$15	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(11)	—	—	—	12	—	11	—	(3)
Other revenues	—	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	—	(140)

For the year ended December 31, 2018:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives	Other assets – longevity and mortality swaps	Interest –sensitive contract liabilities embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$1,337	$599	$235	$64	$—	$3	$122	$39	$(1,014)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1)	14	—	—	—	—	—	—	—
Investment related gains (losses), net	(5)	—	2	—	(13)	—	(12)	—	(15)
Interest credited	—	—	—	—	—	—	—	—	27
Included in other comprehensive income	(33)	(80)	(3)	—	—	—	—	(2)	—
Other revenues	—	—	—	—	—	—	—	9	—
Purchases(1)	509	—	94	—	14	3	—	—	(19)
Sales(1)	(106)	—	(7)	—	(7)	—	—	—	—
Settlements(1)	(273)	—	(62)	(5)	—	(1)	—	2	76
Transfers into Level 3	10	—	78	10	39	—	—	—	—
Transfers out of Level 3	(107)	—	(234)	(41)	—	(3)	—	—	—
Fair value, end of period	$1,331	$533	$103	$28	$33	$2	$110	$48	$(945)
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

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At December 31,		Years ended December 31,
(dollars in millions)	2020	2019	2020	2019
Limited partnership interests and real estate joint ventures(1)	$20	$18	$(17)	$(11)
(1)Impairments on these investments were recognized at estimated fair value determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. Real estate joint ventures were recognized at estimated fair value determined using historical and forecasted information for specific properties, including net operating income, occupancy, and sales levels. The market for these investments has limited activity and price transparency.
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of December 31, 2020 and 2019 (dollars in millions). This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

		Estimated Fair	Fair Value Measurement Using:
December 31, 2020:	Carrying Value (1)	Value	Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$5,787	$6,167	$—	$—	$6,167	$—
Policy loans	1,258	1,258	—	1,258	—	—
Funds withheld at interest	5,292	5,676	—	—	5,676	—
Cash and cash equivalents	1,930	1,930	1,930	—	—	—
Short-term investments	30	30	30	—	—	—
Other invested assets	1,482	1,601	5	89	1,018	489
Accrued investment income	511	511	—	511	—	—
Liabilities:
Interest-sensitive contract liabilities	$18,106	$19,683	$—	$—	$19,683	$—
Long-term debt	3,573	3,901	—	—	3,901	—
Collateral finance and securitization notes	388	351	—	—	351	—

December 31, 2019:
Assets:
Mortgage loans on real estate	$5,706	$5,935	$—	$—	$5,935	$—
Policy loans	1,319	1,319	—	1,319	—	—
Funds withheld at interest	5,526	5,870	—	—	5,870	—
Cash and cash equivalents	1,175	1,175	1,175	—	—	—
Short-term investments	32	32	32	—	—	—
Other invested assets	1,259	1,278	5	68	803	402
Accrued investment income	493	493	—	493	—	—
Liabilities:
Interest-sensitive contract liabilities	$19,163	$21,542	$—	$—	$21,542	$—
Long-term debt	2,981	3,179	—	—	3,179	—
Collateral finance and securitization notes	598	551	—	—	551	—

(1)Carrying values presented herein may differ from those in the Company’s consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
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
Cash and Cash Equivalents and Short-term Investments – The carrying values of cash and cash equivalents and short-term investments approximate fair values due to the short-term maturities of these instruments and are considered Level 1 in the fair value hierarchy.
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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of the insurance and reinsurance companies from which it assumes and to which it cedes reinsurance. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2020 and 2019, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2020, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.
The following table presents information for the Company’s ceded reinsurance receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of December 31, 2020 and 2019 (dollars in millions):

		2020		2019
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$420	42.7%	$367	40.6%
Reinsurer B	A+	216	22.0	208	23.0
Reinsurer C	A	64	6.5	84	9.3
Reinsurer D	A++	55	5.6	53	5.9
Reinsurer E	A+	46	4.7	43	4.8
Other reinsurers		182	18.5	149	16.4
Total		$983	100.0%	$904	100.0%
Included in the total ceded reinsurance receivables balance were $278 million and $223 million of claims recoverable, of which $10 million and $15 million were in excess of 90 days past due, as of December 31, 2020 and 2019, respectively.
The effect of reinsurance on net premiums is as follows (dollars in millions):

Years ended December 31,	2020	2019	2018
Direct insurance	$58	$76	$63
Reinsurance assumed	12,583	12,150	11,341
Reinsurance ceded	(947)	(929)	(860)
Net premiums	$11,694	$11,297	$10,544
The effect of reinsurance on claims and other policy benefits as follows (dollars in millions):

Years ended December 31,	2020	2019	2018
Direct insurance	$97	$113	$107
Reinsurance assumed	11,931	11,404	9,997
Reinsurance ceded	(953)	(1,320)	(785)
Net claims and other policy benefits	$11,075	$10,197	$9,319
The effect of reinsurance on life insurance in force is shown in the following schedule (dollars in millions):

	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2020	$1,990	$3,480,692	$184,625	$3,298,057	105.5%
December 31, 2019	1,316	3,480,206	192,864	3,288,658	105.8
December 31, 2018	1,363	3,329,181	186,172	3,144,372	105.9
At December 31, 2020 and 2019, respectively, the Company provided approximately $24.3 billion and $22.7 billion of financial reinsurance, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, to other insurance companies under financial reinsurance or capital solutions transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance treaties, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business but would reduce premiums in subsequent periods. Additionally, some reinsurance treaties give the ceding company the right to require the Company to place assets in trust for their benefit to support the ceding company’s statutory reserve credits, in the event of a downgrade of the Company’s credit ratings and or other statutory measure to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2020, neither the Company nor its subsidiaries have been required to post additional collateral or have had a reinsurance treaty recaptured as a result of credit downgrade or defined statutory measure decline.
Certain reinsurance treaties require the reinsurer to place assets in trust to collateralize the reinsurer’s obligation to the ceding company. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $3.7 billion and $3.3 billion were held in trust for the benefit of the Company’s subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2020 and 2019, respectively. Additionally, securities with an amortized cost of $27.7 billion and $27.3 billion as of December 31, 2020 and 2019, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary to another subsidiary, post additional collateral or make payments under a given reinsurance treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a reinsurance treaty, or loss of license or other regulatory authorization of such subsidiary. If the Company was ever required to move reinsurance from one subsidiary to another subsidiary, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional collateral may need to be posted or additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Note 8   DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in millions):

Years ended December 31,	2020	2019	2018
Balance, beginning of year	$3,512	$3,398	$3,240
Capitalization	478	526	608
Amortization (including interest)	(405)	(315)	(438)
Change in value of embedded derivatives	22	(15)	14
Attributed to unrealized investment gains (losses)	(26)	(97)	27
Foreign currency translation	35	15	(53)
Balance, end of year	$3,616	$3,512	$3,398
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
Note 9   INCOME TAX
The effective tax rate for 2020 was higher than the U.S. Statutory rate of 21% primarily as a result of income earned in jurisdictions with tax rates higher than the U.S., GILTI tax primarily due to RGA Canada's income, and a change in the corporate tax rate in the UK. These increases were partially offset by foreign tax credit utilization and bases differences in Australia. The effective tax rate for 2019 was higher than the U.S. Statutory rate of 21% primarily as a result of valuation allowance increases in various jurisdictions which were partially offset by foreign bases differences in Australia. The effective tax rate for 2018 was lower than the U.S. Statutory rate of 21% primarily as a result of U.S. Tax Reform release of a valuation allowance on foreign tax credits and foreign bases differences, which was partially offset by tax expense related to GILTI tax and valuation allowance increases. See the table below for additional information.
Pre-tax income for the years ended December 31, 2020, 2019 and 2018 consists of the following (dollars in millions):

	2020	2019	2018
Pre-tax income - U.S.	$79	$871	$626
Pre-tax income - foreign	474	261	220
Total pre-tax income	$553	$1,132	$846

The provision for income tax expense for the years ended December 31, 2020, 2019 and 2018 consists of the following (dollars in millions):

	2020	2019	2018
Current income tax expense (benefit):
U.S.	$75	$(9)	$78
U.S. Tax Reform	—	—	(68)
Foreign	79	60	43
Total current	154	51	53
Deferred income tax expense (benefit):
U.S.	(60)	182	63
U.S. Tax Reform	—	—	6
Foreign	44	29	8
Total deferred	(16)	211	77
Total provision for income taxes	$138	$262	$130
The Company’s effective tax rate differed from the U.S. federal income tax statutory rate of 21% as a result of the following for the years ended December 31, 2020, 2019 and 2018 (dollars in millions):

	2020	2019	2018
Tax provision at U.S. statutory rate	$116	$238	$178
Increase (decrease) in income taxes resulting from:
U.S. Tax Reform	—	—	(62)
Tax rate differences on income in other jurisdictions	21	2	4
Differences in tax basis in foreign jurisdictions	(32)	(23)	(23)
Deferred tax valuation allowance	10	56	23
Amounts related to uncertain tax positions	10	8	1
Equity based compensation	(1)	(8)	(6)
Corporate rate changes	13	(1)	1
GILTI, net of credits	13	—	10
Subpart F for non-full inclusion companies	—	1	1
Foreign tax credits	(7)	(6)	(3)
Return to provision adjustments	(4)	(6)	(1)
Other, net	(1)	1	7
Total provision for income taxes	$138	$262	$130
Effective tax rate	24.9%	23.1%	15.4%
Total income taxes for the years ended December 31, 2020, 2019 and 2018 were as follows (dollars in millions):

	2020	2019	2018
Provision for income taxes	$138	$262	$130
Income tax from OCI and additional paid-in-capital:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	611	681	(368)
Foreign currency translation	(9)	3	19
Unrealized pension and post retirement	(1)	(5)	—
Total income taxes provided	$739	$941	$(219)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2020 and 2019, are presented in the following tables (dollars in millions):

	2020	2019
Deferred income tax assets:
Nondeductible accruals	$92	$95
Net operating loss carryforward	254	330
Capital loss and tax credit carryforwards	—	38
Subtotal	346	463
Valuation allowance	(251)	(236)
Total deferred income tax assets	95	227
Deferred income tax liabilities:
Deferred acquisition costs	775	675
Policy reserves and other reinsurance liabilities	1,105	1,208
Invested assets	1,043	645
Outside basis difference foreign subsidiaries	354	308
Foreign currency translation	40	52
Anticipated future tax credit reduction	20	26
Other	2	1
Total deferred income tax liabilities	3,339	2,915
Net deferred income tax liabilities	$3,244	$2,688
Balance sheet presentation of net deferred income tax liabilities:
Included in other assets	$19	$24
Included in deferred income taxes	3,263	2,712
Net deferred income tax liabilities	$3,244	$2,688
As of December 31, 2020, the valuation allowance against deferred tax assets was $251 million. During 2020, there was a $20 million increase to the valuation allowance related to the tax losses of RGA Reinsurance Company of Australia Limited ("RGA Australia"). RGA Australia's tax loss primarily relates to income on internal retrocession that is not taxable in RGA Australia. The RGA Australia deferred tax asset has been reduced to the amount more likely than not to be realized considering the projected future earnings. The valuation allowance increased further due to losses in jurisdictions that do not have a history of income and changes in foreign currency translation during the year. These increases were partially offset by a valuation allowance release related to U.S. Foreign Tax Credit utilization and income in jurisdictions with valuation allowances.
As of December 31, 2019, the valuation allowance against deferred tax assets was $236 million. During 2019, there was a $44 million increase to the valuation allowance related to the tax losses of RGA Australia. RGA Australia's tax loss primarily relates to income on internal retrocession that is not taxable in RGA Australia. The RGA Australia deferred tax asset has been reduced to the amount more likely than not to be realized considering the projected future earnings. The valuation allowance also increased due to losses in jurisdictions where the company does not have a recent history of earnings, including China and Spain. These increases were partially offset by a release of a valuation allowance in New Zealand due to taxable income in recent years.
The earnings of substantially all of the Company's foreign subsidiaries have been permanently reinvested in foreign operations. The Company has provided for future tax on the full inclusion companies where the Company cannot assert permanent reinvestment. At December 31, 2020 and 2019, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $2.7 billion and $1.6 billion, respectively. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds were repatriated.
During 2020, 2019, and 2018, the Company received federal and foreign income tax refunds of approximately $59 million, $22 million, and $2 million, respectively. The Company made cash income tax payments of approximately $167 million, $66 million, and $144 million, in 2020, 2019, and 2018, respectively.
The following table presents consolidated net operating losses (“NOL”) as of December 31, 2020 (dollars in millions):

2020
NOL with no expiration and with no valuation allowance	$103
NOL with a full valuation allowance	131
NOL with no expiration and a partial valuation allowance	646
NOL with expiration dates between 2033 & 2040 with no valuation allowance	20
Total net operating loss carryforwards	$900

These net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, are not expected to be lost, due to the application of tax planning strategies that management would utilize.
As of December 31, 2020, the Company had foreign tax credit carryforwards of $32 million in Ireland for which there is a full valuation allowance.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service and is subject to audit by taxing authorities in other foreign jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2017, Canadian tax authorities for years prior to 2016 and with a few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years prior to 2015.
As of December 31, 2020, the Company’s total amount of unrecognized tax benefits is $342 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $155 million. Management believes it is reasonably possible that the unrecognized tax benefit could decrease by up to $312 million over the next 12 months if statutes expire.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018, is as follows (dollars in millions):

	Total Unrecognized Tax Benefits
	2020	2019	2018
Beginning balance, January 1	$333	$325	$321
Acquisition accounting	—	—	1
Additions for tax positions of prior years	281	264	256
Reductions for tax positions of prior years	(278)	(262)	(257)
Additions for tax positions of current year	6	6	4
Settlements with tax authorities	—	—	—
Ending balance, December 31	$342	$333	$325
The Company recognized interest expense (benefit) associated with uncertain tax positions in 2020, 2019 and 2018 of $11 million, $12 million, and $(3) million, respectively. As of December 31, 2020 and 2019, the Company had $34 million and $23 million, respectively, of accrued interest related to unrecognized tax benefits. There are no penalties accrued as of December 31, 2020 or December 31, 2019.
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
The Company also provides select health care and life insurance benefits for certain retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. Effective January 1, 2017, employees hired in the U.S. are not eligible for retiree health care benefits. The effect of the amendment was recorded in 2016 in AOCI and is being amortized through prior service cost. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits. Prepaid benefit costs and accrued benefit liabilities are included in other assets and other liabilities, respectively.

A December 31 measurement date is used for all of the defined benefit and postretirement plans. The status of these plans as of December 31, 2020 and 2019 is summarized below (dollars in millions):

	December 31,
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$220	$179	$87	$67
Service cost	14	13	3	3
Interest cost	6	7	2	3
Participant contributions	—	—	—	—
Actuarial (gains) losses	25	28	(9)	15
Benefits paid	(12)	(8)	(2)	(1)
Foreign exchange translations and other adjustments	1	1	—	—
Benefit obligation at end of year	$254	$220	$81	$87

	December 31,
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Change in plan assets:
Fair value of plan assets at beginning of year	$133	$103	$—	$—
Actual return on plan assets	18	21	—	—
Employer contributions	18	17	2	1
Participant contributions	—	—	—	—
Benefits paid and expenses	(12)	(8)	(2)	(1)
Fair value of plan assets at end of year	$157	$133	$—	$—
Funded status at end of year	$(97)	$(87)	$(81)	$(87)

	December 31,
	Qualified Plans		Non-Qualified Plans(1)		Total
	2020	2019	2020	2019	2020	2019
Aggregate fair value of plan assets	$157	$133	$—	$—	$157	$133
Aggregate projected benefit obligations	160	139	94	81	254	220
Under funded	$(3)	$(6)	$(94)	$(81)	$(97)	$(87)
(1)For non-qualified plans, there are no required funding levels.

	December 31,
	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$71	$59	$29	$39
Net prior service cost (credit)	—	—	(8)	(9)
Total	$71	$59	$21	$30
The following table presents information for qualified and non-qualified pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2020 and 2019 (dollars in millions):

	2020	2019
Projected benefit obligation	$254	$220
Fair value of plan assets	157	133
The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2020 and 2019 (dollars in millions):

	2020	2019
Accumulated benefit obligation	$243	$212
Fair value of plan assets	157	133

The components of net periodic benefit cost, included in other operating expenses on the consolidated statements of income, and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in millions):

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Net periodic benefit cost:
Service cost	$14	$13	$13	$3	$3	$3
Interest cost	6	7	5	2	3	2
Expected return on plan assets	(9)	(7)	(8)	—	—	—
Amortization of net actuarial losses	5	4	4	2	1	2
Amortization of prior service cost (credit)	—	—	—	(1)	(1)	(1)
Settlements	—	—	—	—	—	—
Net periodic benefit cost	16	17	14	6	6	6

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gains) losses	17	14	13	(8)	14	(7)
Amortization of net actuarial (losses)	(5)	(4)	(4)	(2)	(1)	(2)
Amortization of prior service (cost) credit	—	—	—	1	1	1
Settlements	—	—	—	—	—	—
Foreign exchange translations and other adjustments	—	—	—	—	—	—
Total recognized in other comprehensive income	12	10	9	(9)	14	(8)
Total recognized in net periodic benefit cost and other comprehensive income	$28	$27	$23	$(3)	$20	$(2)
During 2021, the Company expects to contribute $18 million and $2 million to the pension plans and other benefit plans, respectively.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in millions):

	Pension Benefits	Other Benefits
2021	$11	$2
2022	14	2
2023	14	2
2024	15	2
2025	16	3
2026-2030	92	18
Assumptions
Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income were as follows:

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Discount rate used to determine benefit obligation	2.22%	3.05%	4.02%	2.41%	3.17%	4.17%
Discount rate used to determine net benefit cost or income	3.03%	4.03%	3.41%	3.17%	4.17%	3.56%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.35%	—%	—%	—%
Rate of compensation increases	4.69%	4.61%	4.17%	—%	—%	—%
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
The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	As of December 31,
	2020	2019
Health care cost trend rates assumed for next year	7.00%	8.00%
Ultimate cost trend rate	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2026	2026
Plan Assets
Target allocations of U.S. qualified pension plan assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets are 60% equity securities and 40% debt securities as of December 31, 2020 and 2019. The Company’s plan assets are primarily invested in mutual funds. The mutual funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.
The fair values of the Company’s qualified pension plan assets as of December 31, 2020 and 2019 are summarized below (dollars in millions):

	December 31, 2020
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(1)	$157	$157	$—	$—
Cash	—	—	—	—
Total	$157	$157	$—	$—
(1)Mutual funds were invested 27% in U.S. equity funds, 39% in U.S. fixed income funds, 18% in non-U.S. equity funds and 16% in other.

	December 31, 2019
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(2)	$133	$133	$—	$—
Cash	—	—	—	—
Total	$133	$133	$—	$—
(2)Mutual funds were invested 27% in U.S. equity funds, 39% in U.S. fixed income funds, 18% in non-U.S. equity funds and 16% in other.
As of December 31, 2020 and 2019, the Company classified all of its qualified pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 6 – “Fair Value of Asset and Liabilities” for additional detail on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of RGA also sponsor savings and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans were $19 million, $16 million and $15 million in 2020, 2019 and 2018, respectively.
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
Statutory net income, and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by the applicable state insurance department or local regulatory authority are as follows (dollars in millions):

	Statutory Capital & Surplus		Statutory Net Income (Loss)
	2020	2019	2020	2019	2018
RGA Americas Reinsurance Company, Ltd.	$8,249	$6,283	$879	$1,049	$209
Reinsurance Company of Missouri	2,136	2,125	4	75	(25)
RGA Reinsurance (U.S.)	2,131	2,150	(133)	280	660
RGA Reinsurance Company (Barbados) Ltd.	1,835	1,553	268	234	49
RGA International Reinsurance Company dac	1,460	1,087	52	37	21
RGA Atlantic Reinsurance Company Ltd.	1,441	1,511	175	243	256
RGA Life Reinsurance Company of Canada	886	713	152	(225)	(38)
RGA Australia	535	447	42	15	(37)
Other insurance subsidiaries	2,496	2,233	357	291	324
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
A reconciliation of the Company’s surplus between NAIC SAP and practices prescribed by the state of domicile is shown below (dollars in millions):

	December 31,
	2020	2019
Prescribed practice – surplus note	$577	$652
Prescribed practice – letters of credit	(461)	(576)
Surplus (deficit) – NAIC SAP	$116	$76
Reinsurance Company of Missouri (“RCM”), RGA Reinsurance and Chesterfield Reinsurance Company (“Chesterfield Re”) are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. Aurora National Life Assurance Company (“Aurora National”) is subject to California statutory provisions that are identical to those imposed by Missouri regarding the ability of Aurora National to pay dividends to RGA Reinsurance. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2020, RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $213 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA.
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
Note 12    COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of December 31, 2020 and 2019 are presented in the following table (dollars in millions):

	2020	2019
Limited partnership interests and joint ventures	$678	$685
Mortgage loans on real estate	199	243
Bank loans and private placements	194	181
Lifetime mortgages	43	87
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has a liability for expected credit losses associated with unfunded commitments of approximately $2 million as of December 31, 2020, which is included in other liabilities on the Company’s consolidated balance sheets.
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
Guarantees
Statutory Reserve and Solvency Support
The Company has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, RGA has also committed to provide capital support to a third-party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, RGA would recognize a right to use asset and lease obligation. As of December 31, 2020, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of December 31, 2020 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	2,666
2036	3,599
2037	2,850
2038	2,300
2039	11,350
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s consolidated balance sheets in a policy related liability. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of December 31, 2020 and 2019 are reflected in the following table (dollars in millions):

	2020	2019
Treaty guarantees	$1,934	$1,821
Treaty guarantees, net of assets in trust	961	891
Securities borrowing and repurchase arrangements	133	275
Financing arrangements	—	42

Note 13     DEBT
Long-Term Debt
The Company’s long-term debt consists of the following as of December 31, 2020 and 2019 (dollars in millions):

	2020	2019
$400 million 5.00% Senior Notes due 2021	$400	$400
$400 million 4.70% Senior Notes due 2023	399	399
$400 million 3.95% Senior Notes due 2026	400	400
$600 million 3.90% Senior Notes due 2029	599	599
$600 million 3.15% Senior Notes due 2030	597	—
$100 million 4.09% Promissory Note due 2039	83	86
$400 million 6.20% Subordinated Debentures due 2042	400	400
$400 million 5.75% Subordinated Debentures due 2056	400	400
$400 million Variable Rate Junior Subordinated Debentures due 2065	319	319
Sub-total	3,597	3,003
Unamortized issuance costs	(24)	(22)
Long-term Debt	$3,573	$2,981
RGA has entered into an interest rate swap on its Variable Rate Junior Subordinated Debentures that effectively fixes the interest rate on these securities at 4.82% until December 2037.
On June 9, 2020, RGA issued 3.15% Senior Notes due June 15, 2030, with a face amount of $600 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $593 million and will be used in part to repay the Company’s $400 million 5.00% Senior Notes due in 2021, and the remainder will be used for general corporate purposes. Capitalized issue costs were approximately $5 million.
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
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness. As of December 31, 2020 and 2019, the Company had $3,597 million and $3,003 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2020 and 2019, the average interest rate on long-term debt outstanding was 4.54% and 4.82%, respectively.
The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Future principal payments due on long-term debt, excluding discounts, as of December 31, 2020, were as follows (dollars in millions):

	Calendar Year
	2021	2022	2023	2024	2025	Thereafter
Long-term debt	$403	$3	$403	$3	$4	$2,787
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2020 and 2019, there were approximately $23 million and $62 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. As of December 31, 2020 and 2019, $1,508 million and $1,224 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.
The Company maintains eight committed credit facilities, a syndicated revolving credit facility and seven letter of credit facilities. The committed credit facilities have a combined capacity of $1,132 million while the syndicated revolving credit facility is for $850 million and the remaining credit facilities have a capacity of $932 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s existing committed credit facilities as of December 31, 2020 and 2019 (dollars in millions):

		Amount Utilized(1) December 31,
Current Capacity	Maturity Date	2020	2019	Basis of Fees
$75	June 2021	$51	$15	Fixed
100	August 2021	100	—	Fixed
150	September 2021	150	—	Fixed
107	March 2022	107	99	Fixed
500	May 2022	210	375	Debt rating and utilization %
100 (2)	December 2022	100	105	Fixed
100	May 2023	75	61	Fixed
850	August 2023	21	20	Senior unsecured long-term debt rating
(1)Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.
(2)Foreign currency denominated facility, amounts presented are in U.S. dollars.
Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace. Total fees expensed associated with the Company’s letters of credit were $10 million, $8 million and $10 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in policy acquisition costs and other insurance expenses.

Note 14     COLLATERAL FINANCE AND SECURITIZATION NOTES
Collateral Finance Notes
In 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850 million of Series A Floating Rate Insured Notes, due June 2036, in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by Regulation XXX on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $113 million direct investment by RGA, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2020 and 2019, respectively, the Company held assets in trust and in custody of $572 million and $694 million, of which $40 million and $58 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly, and totaled $3 million, $9 million and $9 million in 2020, 2019 and 2018, respectively.
In 2015, RGA’s subsidiary, RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) obtained CAD$200.0 million of collateral financing from a third party that matured in May 2020, enabling RGA Barbados to support collateral requirements for Canadian reinsurance transactions. The obligation is reflected on the consolidated balance sheets in collateral finance and securitization notes. Interest on the collateral financing is payable quarterly and accrues at 3-month Canadian Dealer Offered Rate plus a margin and totaled $2 million, $5 million and $5 million in 2020, 2019 and 2018, respectively.
In 2015, RGA’s subsidiary, RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), entered into a collateral financing transaction pursuant to which it issued a CAD$150 million note and, in return, obtained a CAD$150 million demand note issued by a designated series of a Delaware master trusts. The demand note matured in October 2020 and was used to support collateral requirements for Canadian reinsurance transactions.
Securitization Notes
In 2014, RGA’s subsidiary, Chesterfield Financial Holdings LLC, (“Chesterfield Financial”), issued $300 million of asset-backed notes due December 2024 in a private placement. The notes were issued as part of an embedded value securitization transaction covering a closed block of policies assumed by RGA Reinsurance and retroceded to Chesterfield Re. Proceeds from the notes, along with a direct investment by the Company, were applied by Chesterfield Financial to (i) pay certain transaction-related expenses, (ii) establish a reserve account owned by Chesterfield Financial and pledged to the indenture trustee for the benefit of the holders of the notes (primarily to cover interest payments on the notes), and (iii) to fund an initial stock purchase from and capital contribution to Chesterfield Re to capitalize Chesterfield Re and to finance the payment of a ceding commission by Chesterfield Re to RGA Reinsurance under the retrocession agreement. As of December 31, 2020 and 2019, the Company held deposits in trust of $10 million and $15 million, respectively, to cover interest payments on the notes, which are not available to satisfy the general obligations of the Company. Interest on the notes accrues at an annual rate of 4.50%, payable quarterly, and totaled $7 million, $8 million and $10 million in 2020, 2019 and 2018, respectively. The notes represent senior, secured indebtedness of Chesterfield Financial. Limited support is provided by RGA for temporary potential liquidity events at Chesterfield Financial and for temporary potential statutory capital and surplus events at Chesterfield Re. Otherwise, there is no legal recourse to RGA or its other subsidiaries. The notes are not insured or guaranteed by any other person or entity.
The Company’s collateral finance and securitization notes consist of the following as of December 31, 2020 and 2019 (dollars in millions):

	2020	2019
Timberlake Financial	$247	$313
RGA Barbados	—	127
Chesterfield Financial	143	161
Unamortized issuance costs	(2)	(3)
Total	$388	$598

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
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions and service business expenses. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries, such as RGAx, and joint ventures that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. The Company has increased its investment and expenditures in this area in an effort to both support its clients and accelerate the development of new solutions and services to increase consumer engagement within the life industry.
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
Information related to revenues, income (loss) before income taxes, interest expense, depreciation and amortization, and assets of the Company’s operations are summarized below (dollars in millions):

For the years ended December 31,	2020	2019	2018
Revenues:
U.S. and Latin America:
Traditional	$6,560	$6,500	$6,296
Financial Solutions	1,220	1,279	907
Total	7,780	7,779	7,203
Canada:
Traditional	1,260	1,286	1,224
Financial Solutions	92	99	49
Total	1,352	1,385	1,273
Europe, Middle East and Africa:
Traditional	1,633	1,520	1,495
Financial Solutions	471	450	350
Total	2,104	1,970	1,845
Asia Pacific:
Traditional	2,806	2,681	2,417
Financial Solutions	309	228	54
Total	3,115	2,909	2,471
Corporate and Other	245	257	84
Total	$14,596	$14,300	$12,876

For the years ended December 31,	2020	2019	2018
Income (loss) before income taxes:
U.S. and Latin America:
Traditional	$(298)	$265	$286
Financial Solutions	295	398	251
Total	(3)	663	537
Canada:
Traditional	134	168	112
Financial Solutions	21	15	10
Total	155	183	122
Europe, Middle East and Africa:
Traditional	27	80	55
Financial Solutions	258	223	197
Total	285	303	252
Asia Pacific:
Traditional	174	105	178
Financial Solutions	59	23	(6)
Total	233	128	172
Corporate and Other	(117)	(145)	(237)
Total	$553	$1,132	$846

For the years ended December 31,	2020	2019	2018
Interest expense:
Corporate and Other	$170	$173	$147
Total	$170	$173	$147

For the years ended December 31,	2020	2019	2018
Depreciation and amortization:
U.S. and Latin America:
Traditional	$291	$291	$273
Financial Solutions	90	143	95
Total	381	434	368
Canada:
Traditional	24	20	22
Financial Solutions	—	—	—
Total	24	20	22
Europe, Middle East and Africa:
Traditional	46	56	45
Financial Solutions	1	1	—
Total	47	57	45
Asia Pacific:
Traditional	94	60	115
Financial Solutions	20	16	2
Total	114	76	117
Corporate and Other	23	22	22
Total	$589	$609	$574
The table above includes amortization of DAC, including the effect from investment related gains and losses.

For the years ended December 31,	2020	2019
Assets:
U.S. and Latin America:
Traditional	$20,071	$19,353
Financial Solutions	25,433	25,117
Total	45,504	44,470
Canada:
Traditional	4,682	4,361
Financial Solutions	13	64
Total	4,695	4,425
Europe, Middle East and Africa:
Traditional	4,763	4,032
Financial Solutions	7,292	6,502
Total	12,055	10,534
Asia Pacific:
Traditional	8,197	6,800
Financial Solutions	4,299	2,557
Total	12,496	9,357
Corporate and Other	9,906	7,945
Total	$84,656	$76,731
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
No individual client generated 10% or more of the Company’s total gross premiums and other revenues on a consolidated basis in 2020, 2019 and 2018. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Note 16   POLICY CLAIMS AND BENEFITS
Liabilities for Unpaid Claims and Claim Expense
The Company uses several actuarial methods to compute incurred-but-not reported liabilities. These methods use historical claim reporting patterns to develop a triangle of reported claim amounts. The claim triangle is then used to develop the ultimate claims amount and the incurred-but-not reported liabilities. Expected claim methods use exposure data such as premiums to develop the ultimate claim amount. The final method blends the estimates from the development and the expected claim methods. There were no significant changes in methodologies during 2020.
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

U.S. and Latin America										As of
(dollars in millions)										December 31, 2020
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)										Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
2012	$323	$309	$297	$298	$299	$298	$297	$297	$296	$—
2013		349	333	339	337	336	336	337	335	—
2014			408	411	396	397	396	399	399	—
2015				460	461	465	462	462	463	—
2016					501	500	501	497	497	—
2017						485	514	509	504	3
2018							538	538	524	8
2019								491	473	30
2020									469	197
								Total	$3,960

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
2012	$109	$222	$244	$252	$258	$264	$268	$272	$275
2013		114	249	277	286	292	297	302	305
2014			129	305	337	349	356	364	368
2015				146	361	407	422	431	437
2016					185	393	437	451	460
2017						190	403	448	462
2018							183	415	465
2019								180	372
2020									159
							Total		$3,303
			All outstanding claims prior to 2012, net of reinsurance						131
		Liabilities for claims and claim adjustment expense, net of reinsurance							$788
(1)2012-2019 Unaudited.

Asia Pacific										As of
(dollars in millions)										December 31, 2020
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)										Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
2012	$227	$305	$309	$313	$321	$332	$338	$343	$345	$5
2013		320	342	332	329	343	358	361	359	7
2014			302	328	290	296	310	312	313	9
2015				304	281	273	292	291	292	14
2016					248	225	232	240	240	15
2017						232	234	234	237	21
2018							277	295	290	50
2019								277	286	82
2020									163	84
								Total	$2,525

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020
2012	$54	$148	$202	$243	$266	$284	$300	$310	$318
2013		54	157	229	258	285	309	322	332
2014			38	148	194	225	250	265	276
2015				53	129	183	221	242	255
2016					42	107	145	167	182
2017						39	95	126	149
2018							35	116	160
2019								42	111
2020									26
								Total	$1,809
			All outstanding claims prior to 2012, net of reinsurance						90
			Liabilities for claims and claim adjustment expense, net of reinsurance						$806
(1)2012-2019 Unaudited.
The following is unaudited supplementary information about average historical claims duration as of December 31, 2020:

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
U.S. and Latin America	35.2%	42.2%	8.8%	2.9%	1.9%	1.6%	1.3%	1.2%	1.2%
Asia Pacific	15.2%	27.6%	16.1%	10.3%	7.2%	5.3%	4.0%	2.8%	2.4%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claims Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense in the consolidated balance sheet as of December 31, 2020, is as follows (dollars in millions):

2020
Liabilities for claims and claim adjustment expense, net of reinsurance:
U.S. and Latin America	$788
Asia Pacific	806
Liabilities for claims and claim adjustment expense, net of reinsurance	1,594
Adjustments to reconcile to total policy claims and future policy benefits:
Reinsurance recoverable	12
Effect of discounting	(120)
Unallocated claims adjustment expense	7
Total adjustments	(101)
Other short-duration contracts:
Canada	90
Europe, Middle East and Africa	587
Other	277
Liability for unpaid claims and claim adjustment expense – short-duration	2,447
Liability for unpaid claims and claim adjustment expense – long-duration	5,109
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)	$7,556
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in future policy benefits and other policy-related balances within the Company’s consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	2020	2019	2018
Balance at beginning of year	$6,786	$6,585	$5,896
Less: reinsurance recoverable	(564)	(433)	(456)
Net balance at beginning of year	6,222	6,152	5,440
Incurred:
Current year	11,195	10,307	10,049
Prior years	123	154	131
Total incurred	11,318	10,461	10,180
Payments:
Current year	(5,617)	(5,140)	(4,602)
Prior years	(5,204)	(5,305)	(4,692)
Total payments	(10,821)	(10,445)	(9,294)
Other changes:
Interest accretion	36	33	25
Foreign exchange adjustments	160	21	(199)
Total other changes	196	54	(174)

Net balance at end of year	6,915	6,222	6,152
Plus: reinsurance recoverable	641	564	433
Balance at end of year	$7,556	$6,786	$6,585
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
Common Stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2017	79,137,758	14,685,663	64,452,095
Common Stock acquired	—	1,932,055	(1,932,055)
Stock-based compensation (1)	—	(294,328)	294,328
Balance, December 31, 2018	79,137,758	16,323,390	62,814,368
Common Stock acquired	—	546,614	(546,614)
Stock-based compensation (1)	—	(388,348)	388,348
Balance, December 31, 2019	79,137,758	16,481,656	62,656,102
Equity offering	6,172,840	—	6,172,840
Common Stock acquired	—	1,074,413	(1,074,413)
Stock-based compensation (1)	—	(202,372)	202,372
Balance, December 31, 2020	85,310,598	17,353,697	67,956,901
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.
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
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2017. On May 6, 2020, the Company announced that it has suspended stock repurchases until further notice. The resumption and pace of repurchase activity depends on various factors such as the level of available cash, the impact of the ongoing COVID-19 pandemic, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
The following table summarizes the Company’s current share repurchase program activity for the year ended 2020 (dollar amounts in millions, except for the number of shares and per share amounts):

Year of Repurchase	Shares Repurchased	Amount Paid	Average Per Share
2020	1,074,413	$153	$142.05
2019	546,614	$80	$146.00

Accumulated Other Comprehensive Income (Loss)
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 (dollars in millions):
For the year ended December 31, 2020:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$43	$3	$46
Foreign currency swap	(29)	6	(23)
Net foreign currency translation adjustments	14	9	23
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	2,812	(614)	2,198
Less: Reclassification adjustment for net gains realized in net income	(8)	(1)	(9)
Net unrealized gains	2,820	(613)	2,207
Change in impairments on fixed maturity securities	(8)	2	(6)
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(1)	—	(1)
Net gain (loss) arising during the period	(2)	1	(1)
Unrealized pension and postretirement benefits, net	(3)	1	(2)
Other comprehensive income (loss)	$2,823	$(601)	$2,222
For the year ended December 31, 2019:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$113	$(10)	$103
Foreign currency swap	(33)	7	(26)
Net foreign currency translation adjustments	80	(3)	77
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	3,208	(698)	2,510
Less: Reclassification adjustment for net gains realized in net income	84	(17)	67
Net unrealized gains	3,124	(681)	2,443
Change in impairments on fixed maturity securities	—	—	—
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(1)	—	(1)
Net gain arising during the period	(23)	5	(18)
Unrealized pension and postretirement benefits, net	(24)	5	(19)
Other comprehensive income (loss)	$3,180	$(679)	$2,501
For the year ended December 31, 2018:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(148)	$(1)	$(149)
Foreign currency swap	87	(18)	69
Net foreign currency translation adjustments	(61)	(19)	(80)
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	(1,834)	394	(1,440)
Less: Reclassification adjustment for net gains realized in net income	(122)	26	(96)
Net unrealized gains	(1,712)	368	(1,344)
Change in impairments on fixed maturity securities	—	—	—
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(1)	—	(1)
Net gain arising during the period	1	—	1
Unrealized pension and postretirement benefits, net	—	—	—
Other comprehensive income (loss)	$(1,773)	$349	$(1,424)
(1)Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in millions):

For the years ended December 31,	2020	2019	2018
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$2,837	$3,258	$(1,759)
Other investments(1)	29	(37)	20
Effect on unrealized appreciation on:
Deferred policy acquisition costs	(54)	(98)	27
Net unrealized appreciation (depreciation)	$2,812	$3,123	$(1,712)
(1)Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.
The balance of and changes in each component of AOCI were as follows (dollars in millions):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments (1)	Pension and Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	(86)	2,201	(51)	2,064
OCI before reclassifications	(60)	(1,861)	(5)	(1,926)
Amounts reclassified from AOCI	—	148	5	153
Deferred income tax benefit (expense)	(19)	368	—	349
Adoption of new accounting standard	(4)	—	—	(4)
Balance, December 31, 2018	(169)	856	(51)	636
OCI before reclassifications	80	3,306	(28)	3,358
Amounts reclassified from AOCI	—	(182)	4	(178)
Deferred income tax benefit (expense)	(3)	(681)	5	(679)
Balance, December 31, 2019	(92)	3,299	(70)	3,137
OCI before reclassifications	14	2,854	(9)	2,859
Amounts reclassified from AOCI	—	(42)	6	(36)
Deferred income tax benefit (expense)	9	(611)	1	(601)
Balance, December 31, 2020	$(69)	$5,500	$(72)	$5,359
(1)Includes cash flow hedges of $(49), $(26) and $9 as of December 31, 2020, 2019 and 2018, respectively. See Note 5 for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the years ended December 31, 2020 and 2019 (dollars in millions):

	Amount Reclassified from AOCI
Details about AOCI Components	2020	2019	Affected Line Item in Statement of Income
Net unrealized investment gains (losses):
Net unrealized gains and losses on available-for-sale securities	$(8)	$84	Investment related gains (losses), net
Cash flow hedges – Interest rate	(4)	1	(1)
Cash flow hedges – Currency/Interest rate	—	—	(1)
Cash flow hedges – Forward bond purchase commitments	—	—	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	54	97	(2)
Total	42	182
Provision for income taxes	(12)	(38)
Net unrealized gains (losses), net of tax	$30	$144

Amortization of defined benefit plan items:
Prior service cost (credit)	$1	$1	(3)
Actuarial gains/(losses)	(7)	(5)	(3)
Total	(6)	(4)
Provision for income taxes	1	1
Amortization of defined benefit plans, net of tax	$(5)	$(3)

Total reclassifications for the period	$25	$141
(1)See Note 5 for information on cash flow hedges.
(2)See Note 8 for information on deferred policy acquisition costs.
(3)See Note 10 for information on employee benefit plans.

Equity Based Compensation
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2020, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 14,960,077 and 412,500 respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its stock plans.
Equity-based compensation expense of $(12) million, $39 million, and $30 million related to grants or awards under the Stock Plans was recognized in 2020, 2019 and 2018, respectively. The decrease in equity compensation expense for the year ended December 31, 2020, is attributable to the reduction in the estimated financial performance measures results associated with performance-based stock awards, primarily due to the adverse impact of COVID-19 on the Company’s financial results. Equity-based compensation expense is principally related to the issuance of performance contingent restricted units, stock appreciation rights and restricted stock.
In general, stock awards granted under the Plan become exercisable over vesting periods ranging from one to five years. SARs are generally granted with a conversion price equal to the stock’s fair value at the date of grant and expire 10 years after the date of grant. There are no options outstanding under the Directors Plan during the periods presented. Information with respect to grants under the Stock Plans are as follows.
Stock Options and Stock Appreciation Rights
The following table presents a summary of stock option and SAR activity:

	Number of Options and SARs	Weighted-Average Exercise/Conversion Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	2,031,797	$92.63
Granted	455,455	$117.96
Exercised	(312,345)	$61.70
Forfeited	(6,512)	$126.50
Outstanding at December 31, 2020	2,168,395	$102.30	$43.5
Awards exercisable	1,695,704	$95.68	$43.5
The intrinsic value of awards exercised was $15 million, $31 million, and $26 million for 2020, 2019 and 2018, respectively.

	Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/2020	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/2020	Weighted-Average Exercise Price
$50.00 - $89.99	503,239	2.0	$62.41	503,239	$62.41
$90.00 - $99.99	711,645	4.8	$92.55	711,645	$92.55
$100.00 - $139.99	608,599	8.4	$120.90	269,284	$124.74
$140.00 +	344,912	7.7	$147.80	211,536	$148.37
Totals	2,168,395	5.6	$102.30	1,695,704	$95.68
The following table presents the weighted average assumptions used to determine the fair value of SARs issued:

For the years ended December 31,	2020	2019	2018
Dividend yield	2.37%	1.65%	1.33%
Risk-free rate of return	0.69%	2.67%	2.79%
Expected volatility	18.8%	18.2%	21.4%
Expected life (years)	7.0	6.0	7.0
Weighted average exercise price of stock options granted	$117.85	$145.25	$150.87
Weighted average fair value of stock options granted	$15.14	$26.59	$36.31
The Black-Scholes model was used to determine the fair value recognized in the financial statements of SARs that have been granted. The Company used daily historical volatility when calculating a SAR’s value. The benchmark rate is based on observed interest rates for instruments with maturities similar to the expected term of the stock options. Dividend yield is determined based on historical dividend distributions compared to the price of the underlying common stock as of the valuation date and held constant over the life of the stock options. The Company estimated expected life using the historical average years to exercise or cancellation.
Performance Contingent Units
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
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Contingent Units	Restricted Stock Units
Outstanding at December 31, 2019	325,851	62,194
Granted	175,047	37,135
Change in units based on performance factor	(67,847)	—
Paid	(138,785)	(20,232)
Forfeited	(3,137)	(2,707)
Outstanding at December 31, 2020 (1)	291,129	76,390
(1)Amount outstanding at December 31, 2020, includes the amount of shares to be issued under RSUs expected to vest and number of shares to be issued under PCUs at target performance. The PCU amount of shares do not reflect potential increases or decreases that may result from the performance factor, except for the 2018 – 2020 PCU grants, which vested as of December 31, 2020.
During 2020, the Company issued 175,047 PCUs to key employees at a weighted average fair value per unit of $117.85. In May 2020 and May 2019, RGA’s board of directors approved a 132% and 135% share payout for each PCU granted in 2017 and 2016, resulting in the issuance of 138,785 and 248,789 shares of common stock from treasury, respectively.
As of December 31, 2020, the total compensation cost of non-vested awards not yet recognized in the financial statements was $6.2 million. It is estimated that these costs will vest over a weighted average period of 1.2 years.
The majority of the awards granted each year under the board-approved incentive compensation package and Directors Plan are made in the first quarter of each year.
Note 18   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Years Ended December 31,
(in millions, except per share data)	Three Months Ended
2020	March 31,	June 30,	September 30,	December 31,
Total Revenues	$3,204	$3,606	$3,643	$4,143
Total benefits and expenses	3,300	3,411	3,358	3,974
Income before income taxes	(96)	195	285	169
Net Income	(88)	158	213	132
Earnings Per Share:
Basic earnings per share	$(1.41)	$2.49	$3.13	$1.95
Diluted earnings per share	(1.41)	2.48	3.12	1.94
2019	March 31,	June 30,	September 30,	December 31,
Total Revenues	$3,420	$3,467	$3,628	$3,785
Total benefits and expenses	3,203	3,207	3,281	3,477
Income before income taxes	217	260	347	308
Net Income	170	202	263	235
Earnings Per Share:
Basic earnings per share	$2.70	$3.23	$4.19	$3.75
Diluted earnings per share	2.65	3.18	4.12	3.68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the proprietary models and unobservable inputs used by management to estimate the fair value of Level 3 securities included the following, among others:

•We tested the effectiveness of controls, including those surrounding the valuation of Level 3 securities.
•We obtained an understanding and evaluated the appropriateness of the Company’s pricing sources.
•For a selection of securities, we compared the accuracy of the Company’s estimated fair value price to a price independently developed by our fair value specialists.

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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions used by management to estimate the valuation of future policy benefits and embedded derivatives and the amortization of deferred policy acquisition costs included the following, among others:
•We tested the effectiveness of controls, including those related to the performance of experience studies and the setting of best estimate assumptions.
•We tested the accuracy and completeness of the underlying data that served as the basis for the estimated assumptions.
•With the assistance of our actuarial specialists, we assessed the reasonableness of assumptions used in developing the estimates by comparing conclusions reached by management to the related experience study results and industry experience, as applicable.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimation of premiums receivable included the following, among others:
•We tested the effectiveness of controls that address management’s estimation of accrued premiums receivable.
•We tested management’s historical accuracy of estimation by comparing a selection of premiums received during the year to previously-reported premiums receivable.
•For a selection of management’s premiums receivable estimates, we compared our independently-developed expectation to management’s estimate.
•We utilized statistical analysis to identify outliers in the population for further testing.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 26, 2021

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. The Company continues to monitor and assess the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.
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
Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2020 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2020.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Reinsurance Group of Americas Incorporated and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
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
February 26, 2021

Item 9B.         OTHER INFORMATION
None.
Part III
Item 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company is found in the Proxy Statement under the captions “Board of Directors - Item 1 - Election of Directors,” “- Director Qualifications and Nomination,” “Stock Ownership - Delinquent Section 16(a) Reports,” “Corporate Governance - Overview,” and “- Board Committees” and is incorporated herein by reference.
Executive Officers
The following is certain additional information concerning each individual who is an executive officer of the Company or its primary U.S.-based operating subsidiary, RGA Reinsurance Company.
Leslie Barbi, 54, is Executive Vice President, Chief Investment Officer of the Company. She is also a member of the Company’s Executive Committee. Prior to joining RGA in 2020, Ms. Barbi served as Executive Officer – Senior Vice President, Head of Public Investments for Northwestern Mutual Life Insurance Company. Prior to that, she was the Senior Managing Director, Head of Public Fixed Income at The Guardian Life Insurance Company of America. Earlier in her career, Ms. Barbi held senior positions at Goldman Sachs Asset Management and at Pacific Investment Management Company (PIMCO).
Dennis Barnes, Jr., 52, is Chief Executive Officer of RGAX, the Company’s innovation accelerator. He is also a member of the Company’s Executive Committee. Prior to joining RGA, he founded Marketing Direct, Inc. (“MDI”) in 1997. In 2010, MDI was acquired by WPP, the world’s largest provider of marketing and communication services. At WPP, Mr. Barnes served as President of Wunderman St. Louis and Chief Client Officer of Wunderman Health.
Gay Burns, 54, is Executive Vice President, Chief Human Resources Officer for the Company. She is also Chairperson of the RGA Foundation and a member of the Company’s Executive Committee. Prior to joining RGA in 2011, she served as Managing Director, Talent Development and Managing Director, Global HR Operations for Swiss Re. Prior to that, Ms. Burns was a human resources executive with Employer’s Reinsurance Corporation, a General Electric subsidiary.
Lawrence S. Carson, 49, is Executive Vice President, Global Financial Solutions (“GFS”) unit, which is responsible for all of RGA’s financial reinsurance, asset-intensive reinsurance and bulk longevity business worldwide. He is also a member of the Company’s Executive Committee. Most recently, Mr. Carson was Executive Vice President and Chief Actuary of GFS. Prior to joining RGA in 1999, he was with the actuarial firm of Milliman and Robertson (now Milliman Inc.), where he worked on demutualizations, mergers and acquisitions valuations, and market conduct class-action settlements. Previously, he was with Equitable Life Assurance Society. Mr. Carson is a Fellow of the Society of Actuaries.
Tony Cheng, 47, is Executive Vice President, Head of Asia for RGA Reinsurance Company. He is also a member of RGA’s Executive Committee. He joined RGA in 1997 as Chief Actuary of Malaysian Life Reinsurance Group Berhad, the Company’s joint venture with the Life Insurance Association of Malaysia. In 2004, Mr. Cheng was named Chief Executive Officer of the Hong Kong office, responsible for all business activity in Hong Kong and Southeast Asia, and in 2011, was appointed Senior Vice President, Asia, an expanded role incorporating overall management of RGA Asia.
Olav Cuiper, 63, is Executive Vice President and Head of EMEA. He is also a member of the Executive Committee. Prior to joining RGA in 2009, he was Managing (statutory) Director Europe for Fortis Insurance International. Before then, Mr. Cuiper was Managing (statutory) Director of Group Life/Institutional Clients for Delta Lloyd Insurance NV. His work experience also includes business development positions with Sedgwick/Mercer and with Goudse Verzekeringen in the Netherlands. Mr. Cuiper also serves as a director and officer of several RGA subsidiaries.
Alka Gautam, 53, is Executive Vice President of the Company and President and Chief Executive Officer of RGA Life Reinsurance Company of Canada (“RGA Canada”). She is responsible for RGA’s Technology and Operational Effectiveness divisions and leads all business activities for RGA Canada. She is also a member of the Executive Committee. Prior to joining RGA Canada in 2000, Ms. Gautam was at KPMG for 10 years. She became RGA Canada’s Chief Financial Officer and Chief Risk Officer in 2006, was named its Chief Operating Officer in 2014, and in 2015 was named RGA Canada’s President and Chief Executive Officer.
John W. Hayden, 54, is Executive Vice President, Controller.  Mr. Hayden joined the Company in 2000 and held the position of Vice President, SEC Reporting and Investor Relations prior to his current role. Before coming to RGA, Mr. Hayden served in a finance position at General American Life Insurance Company and prior to that position, he was a senior manager at KPMG LLP, in the financial services audit practice, specializing in the insurance industry.  Mr. Hayden also serves as a director and officer of several RGA subsidiaries.

Ron Herrmann, 56, is Executive Vice President, Head of U.S. & Latin American Markets of RGA Reinsurance Company. He joined the Company in December 2020 and is a member of RGA’s Executive Committee. Prior to joining RGA, Mr. Herrmann served as Head of both Individual Life and Employee Benefits at Equitable. Prior to that he held senior positions at Prudential and The Hartford, as well as senior sales and sales management roles at Chubb Corporation, John Hancock Life Insurance Company, and Metropolitan Life. Mr. Herrmann is a Certified Financial Planner and a member of Leadership for Advanced Life Underwriting. He sits on the American Council of Life Insurers' Life Insurance Committee as well as the Group Executive Insurance Council.
William L. Hutton, 61, is Executive Vice President, General Counsel and Secretary of the Company. He is responsible for legal services provided throughout the RGA enterprise. Mr. Hutton joined the Company in 2001 and held several positions in the legal function before becoming General Counsel in 2011. Prior to joining the Company, he served as counsel at General American Life Insurance Company and was in private practice with two law firms in St. Louis, Missouri. Mr. Hutton also serves as an officer of several RGA subsidiaries.
Todd C. Larson, 57, is Senior Executive Vice President, Chief Financial Officer of the Company. He is also a member of the Company’s Executive Committee. Mr. Larson joined the Company in May 1995 as Controller and held several positions in the finance function, including the position of Executive Vice President, Corporate Finance and Treasurer, before becoming Global Chief Risk Officer in July 2014. Mr. Larson assumed the role of Chief Financial Officer in May 2016. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993. Mr. Larson also serves as a director and officer of several RGA subsidiaries.
Anna Manning, 62, is President and Chief Executive Officer of the Company. She is also a member of the Company’s Executive Committee. Prior to her current role, Ms. Manning held the position of Senior Executive Vice President, Structured Solutions, which includes the Company’s Global Financial Solutions and Global Acquisitions businesses. Ms. Manning joined the Company in 2007 as Executive Vice President and Chief Operating Officer for RGA International Corporation, followed by four years as Executive Vice President of U.S. Markets. Prior to joining the Company, Ms. Manning spent 19 years in actuarial consulting at Tillinghast Towers Perrin, following an actuarial career in the Canadian marketplace at Manulife Financial from 1981 through 1988. She holds a B.Sc. in Actuarial Science from the University of Toronto, is a Fellow of the Canadian Institute of Actuaries (“FCIA”), and a Fellow of the Society of Actuaries.
    Alain Néemeh, 53, is Senior Executive Vice President, Chief Operating Officer. He is also a member of the Company’s Executive Committee. Prior to his current role, Mr. Néemeh was Senior Executive Vice President, Global Life and Health, a position he held since 2015. From 2006 to 2014, Mr. Néemeh was President and Chief Executive Officer of RGA Life Reinsurance Company of Canada (“RGA Canada”). In addition, from 2012, Mr. Néemeh had executive responsibility for the Company’s Australia and New Zealand operations. Prior to 2006, he served as Executive Vice President, Operations, and Chief Financial Officer of RGA Canada from 2001, having joined the finance area in 1997 from KPMG LLP, where he provided audit and other services to a variety of clients in the financial services, manufacturing and retail sectors. Mr. Néemeh also serves as a director and officer of several RGA subsidiaries.
Jonathan Porter, 50, is Executive Vice President and Global Chief Risk Officer. He is also a member of the Company’s Executive Committee. Mr. Porter is responsible for the Company’s global enterprise risk management and corporate pricing oversight. Prior to his current role, Mr. Porter previously served in positions of Senior Vice President, Global Analytics and In-Force Management and Chief Pricing Actuary of International Markets. Before joining the Company in 2008, Mr. Porter worked for Manulife Financial as Chief Financial Officer, U.S. Life Insurance. Mr. Porter holds FSA and FCIA designations. Mr. Porter also serves as a director and officer of several RGA subsidiaries.
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
Also available on the Company’s website are the following other items: Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Investment Committee Charter, Nominating and Governance Committee Charter and Risk Committee Charter (collectively “Governance Documents”).

The Company will provide without charge upon written or oral request, a copy of any of the Codes of Conduct or Governance Documents. Requests should be directed to Investor Relations, Reinsurance Group of America, Incorporated, 16600 Swingley Ridge Road, Chesterfield, MO 63017, by electronic mail (investrelations@rgare.com) or by telephone (636-736-2068).
In accordance with the Securities Exchange Act of 1934, the Company’s board of directors has established a standing audit committee. The board of directors has determined, in its judgment, that all of the members of the audit committee are independent within the meaning of SEC regulations and the listing standards of the New York Stock Exchange (“NYSE”). The board of directors has determined, in its judgment, that all members of the Audit Committee (Ms. Guinn (chair), Mr. Gauthier, Mr. Tulin and Mr. Van Wyk) are qualified as audit committee financial experts within the meaning of SEC regulations and the board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The audit committee charter provides that members of the audit committee may not simultaneously serve on the audit committee of more than two other public companies unless such member demonstrates that he or she has the ability to devote the time and attention that are required to serve on multiple audit committees.
Item 11.         EXECUTIVE COMPENSATION
Information on this subject is found in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Tables and Other Matters,” “Compensation Committee Report,” “Board of Directors – Director Compensation” and “Corporate Governance – Board Committees” and is incorporated herein by reference.
Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Information on this subject is found in the Proxy Statement under the caption “Stock Ownership – Securities Ownership of Directors, Management and Certain Beneficial Owners” and is incorporated herein by reference.
The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,578,615(1)	$102.30(2)(3)	1,146,776(4)
Equity compensation plans not approved by security holders	—	—	—
Total	2,578,615(1)	$102.30(2)(3)	1,146,776(4)
(1)Includes the number of securities to be issued upon exercises or settlement of Stock Appreciation Rights, Restricted Units, and Performance Contingent Units under the following plans: Flexible Stock Plan – 2,535,914; and Phantom Stock Plan for Directors – 42,701. The number of Performance Contingent Units represents the number of shares that would be issued based on target performance, reduced for cancellations and adjustments through December 31, 2020. The actual number of shares issued at the end of each performance period will range between 0% and 200% of the target number of units granted, based on a measure of the actual performance of the Company relative to stated goals.
(2)Does not include 291,129 performance contingent units outstanding under the Flexible Stock Plan or 42,701 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).
(3)Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan $102.30.
(4)Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan – 1,087,415; Flexible Stock Plan for Directors – 38,284; and Phantom Stock Plan for Directors – 21,077.
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. On May 6, 2020 the Company announced that it has suspended stock purchases until further notice.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information on this subject is found in the Proxy Statement under the captions “Corporate Governance – Certain Relationships and Related Person Transactions,” and – “Overview” and is incorporated herein by reference.
Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information on this subject is found in the Proxy Statement under the caption “Item 5 – Ratification of Appointment of Independent Auditor” and is incorporated herein by reference.

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

See the Index to Exhibits on page 173.

Item 16.         FORM 10-K SUMMARY
None.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2020
(in millions)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheets(1)
Fixed maturity securities:
United States government and government agencies and authorities	$1,242	$1,437	$1,437
State and political subdivisions	1,237	1,390	1,390
Foreign governments(2)	8,482	10,923	10,923
Public utilities	3,904	4,537	4,537
Mortgage-backed and asset-backed securities	6,624	6,777	6,777
All other corporate bonds	28,059	31,671	31,671
Total fixed maturity securities	$49,548	$56,735	$56,735

Equity securities	$155	$132	$132
Mortgage loans on real estate	5,787		5,787
Policy loans	1,258		1,258
Funds withheld at interest	5,432		5,432
Short-term investments	227		227
Other invested assets	2,829		2,829
Total investments	$65,236		$72,400

(1)Fixed maturity securities are classified as available-for-sale and carried at fair value.
(2)Includes fixed maturities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(in millions)

	2020	2019	2018
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$642	$525
Short-term and other investments	172	19
Cash and cash equivalents	494	10
Investment in subsidiaries	16,937	14,486
Loans to subsidiaries	1,010	1,010
Other assets	326	270
Total assets	$19,581	$16,320
Liabilities and stockholders’ equity:
Long-term debt – unaffiliated(1)	$3,569	$2,974
Long-term debt – affiliated(2)	500	500
Other liabilities	1,160	1,244
Stockholders’ equity	14,352	11,602
Total liabilities and stockholders’ equity	$19,581	$16,320
CONDENSED STATEMENTS OF INCOME
Interest / dividend income(3)	$472	$308	$576
Investment related gains (losses), net	14	4	(5)
Operating expenses	(59)	(55)	(36)
Interest expense	(202)	(206)	(181)
Income (loss) before income tax and undistributed earnings of subsidiaries	225	51	354
Income tax expense (benefit)	(21)	(33)	(37)
Net income (loss) before undistributed earnings of subsidiaries	246	84	391
Equity in undistributed earnings of subsidiaries	169	786	325
Net income	415	870	716
Other comprehensive income (loss)	(29)	(33)	21
Total comprehensive income	$386	$837	$737
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
(1)Long-term debt – unaffiliated consists of the following:

	2020	2019
$400 million 5.00% Senior Notes due 2021	$400	$400
$400 million 4.70% Senior Notes due 2023	399	399
$400 million 3.95% Senior Notes due 2026	400	400
$600 million 3.90% Senior Notes due 2029	599	599
$600 million 3.15% Senior Notes due 2030	598	—
$400 million 6.20% Subordinated Debentures due 2042	400	400
$400 million 5.75% Subordinated Debentures due 2056	400	400
$400 million Variable Rate Junior Subordinated Debentures due 2065	398	398
Subtotal	3,594	2,996
Unamortized debt issuance costs	(25)	(22)
Total	$3,569	$2,974
(2)Long-term debt – affiliated in 2020 and 2019 consists of $500 million of subordinated debt issued to various operating subsidiaries.
(3)Interest/dividend income includes $340 million and $175 million of cash dividends received from consolidated subsidiaries in 2020 and 2019, respectively.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)
December 31,
(in millions)

	2020	2019	2018
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$415	$870	$716
Equity in earnings of subsidiaries	(169)	(786)	(325)
Other, net	(170)	72	37
Net cash provided by operating activities	76	156	428
Investing activities:
Sales of fixed maturity securities available-for-sale	358	576	482
Purchases of fixed maturity securities available-for-sale	(400)	(494)	(383)
Change in short-term investments	(165)	—	—
Change in other invested assets	(26)	—	—
Capital contributions to subsidiaries	(78)	(96)	(82)
Net cash (used in) provided by investing activities	(311)	(14)	17
Financing activities:
Dividends to stockholders	(182)	(163)	(140)
Proceeds from issuance of common stock, net	481	—	—
Purchases of treasury stock	(163)	(101)	(300)
Exercise of stock options, net	1	6	3
Change in cash collateral for derivative positions and other arrangements	(11)	(92)	(2)
Principal payments on debt	—	(397)	—
Proceeds from unaffiliated long-term debt issuance	598	599	—
Debt issuance costs	(5)	(5)	—
Net cash provided by (used in) financing activities	719	(153)	(439)
Change in cash and cash equivalents	484	(11)	6
Cash and cash equivalents, beginning of period	10	21	15
Cash and cash equivalents, end of period	$494	$10	$21
Supplementary information:
Interest paid	$187	$192	$176
Income taxes paid, net of refunds	$23	$9	$93

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

	As of December 31,
	Deferred Policy Acquisition Costs	Future Policy Benefits and Interest-Sensitive Contract Liabilities	Other Policy Claims and Benefits Payable
2020
U.S. and Latin America:
Traditional	$1,816	$12,245	$2,578
Financial Solutions	255	23,104	18
Canada:
Traditional	195	3,474	292
Financial Solutions	—	16	4
Europe, Middle East and Africa:
Traditional	264	1,379	1,389
Financial Solutions	—	5,881	66
Asia Pacific:
Traditional	1,045	3,568	2,059
Financial Solutions	41	4,187	2
Corporate and Other	—	875	5
Total	$3,616	$54,729	$6,413

2019
U.S. and Latin America:
Traditional	$1,806	$11,969	$2,143
Financial Solutions	313	23,728	18
Canada:
Traditional	200	3,260	219
Financial Solutions	—	23	42
Europe, Middle East and Africa:
Traditional	250	1,197	1,109
Financial Solutions	—	5,703	51
Asia Pacific:
Traditional	927	2,837	2,121
Financial Solutions	16	2,215	2
Corporate and Other	—	451	6
Total	$3,512	$51,383	$5,711

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(in millions)

	Year ended December 31,
	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Amortization of DAC	Other Expenses (1)
2020
U.S. and Latin America:
Traditional	$5,838	$714	$5,979	$200	$679
Financial Solutions	53	999	764	52	109
Canada:
Traditional	1,052	207	909	16	201
Financial Solutions	83	1	68	—	3
Europe, Middle East and Africa:
Traditional	1,555	72	1,389	31	186
Financial Solutions	252	193	163	—	50
Asia Pacific:
Traditional	2,681	107	2,293	65	274
Financial Solutions	180	85	206	19	25
Corporate and Other	—	197	8	—	354
Total	$11,694	$2,575	$11,779	$383	$1,881
2019
U.S. and Latin America:
Traditional	$5,729	$769	$5,339	$199	$697
Financial Solutions	39	931	737	31	113
Canada:
Traditional	1,066	205	857	12	249
Financial Solutions	89	3	80	—	4
Europe, Middle East and Africa:
Traditional	1,442	73	1,205	36	199
Financial Solutions	218	195	175	—	52
Asia Pacific:
Traditional	2,568	104	2,317	36	223
Financial Solutions	146	46	162	16	27
Corporate and Other	—	194	22	—	380
Total	$11,297	$2,520	$10,894	$330	$1,944
2018
U.S. and Latin America:
Traditional	$5,534	$730	$5,131	$180	$698
Financial Solutions	27	706	442	109	106
Canada:
Traditional	1,024	199	848	13	251
Financial Solutions	43	2	37	—	2
Europe, Middle East and Africa:
Traditional	1,424	66	1,233	27	179
Financial Solutions	195	134	116	—	37
Asia Pacific:
Traditional	2,296	96	1,885	92	262
Financial Solutions	1	40	40	2	19
Corporate and Other	—	166	12	—	308
Total	$10,544	$2,139	$9,744	$423	$1,862
(1)Includes policy acquisition costs and other insurance expenses, excluding amortization of DAC. Also includes other operating expenses, interest expense, and collateral finance and securitization expense.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV—REINSURANCE
(in millions)

	As of or for the Year ended December 31,
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2020
Life insurance in force	$1,990	$184,625	$3,480,692	$3,298,057	105.5%
Premiums
U.S. and Latin America:
Traditional	$23	$585	$6,399	$5,837	109.6%
Financial Solutions	3	—	50	$53	94.3
Canada:
Traditional	—	54	1,106	$1,052	105.1
Financial Solutions	—	—	83	$83	100.0
Europe, Middle East and Africa:
Traditional	32	24	1,548	$1,556	99.5
Financial Solutions	—	178	430	$252	170.6
Asia Pacific:
Traditional	—	106	2,787	$2,681	104.0
Financial Solutions	—	—	180	$180	100.0
Total	$58	$947	$12,583	$11,694	107.6
2019
Life insurance in force	$1,316	$192,864	$3,480,206	$3,288,658	105.8%
Premiums
U.S. and Latin America:
Traditional	$29	$591	$6,291	5,729	109.8%
Financial Solutions	2	—	37	39	95.4
Canada:
Traditional	—	54	1,120	1,066	105.0
Financial Solutions	—	—	89	89	100.0
Europe, Middle East and Africa:
Traditional	45	52	1,449	1,442	100.6
Financial Solutions	—	148	366	218	167.9
Asia Pacific:
Traditional	—	84	2,652	2,568	103.2
Financial Solutions	—	—	146	146	100.0
Total	$76	$929	$12,150	$11,297	107.5
2018
Life insurance in force	$1,363	$186,172	$3,329,181	$3,144,372	105.9%
Premiums
U.S. and Latin America:
Traditional	$32	$593	$6,095	$5,534	110.2%
Financial Solutions	5	—	22	27	82.7
Canada:
Traditional	—	47	1,071	1,024	104.6
Financial Solutions	—	—	43	43	100.0
Europe, Middle East and Africa:
Traditional	26	26	1,424	1,424	100.0
Financial Solutions	—	144	339	195	173.5
Asia Pacific:
Traditional	—	50	2,346	2,296	102.2
Financial Solutions	—	—	1	1	100.0
Total	$63	$860	$11,341	$10,544	107.6

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2020
Valuation allowance for deferred income taxes	$236	$(4)	$19	$—	$251
Valuation allowance for mortgage loans (1)	12	38	14	—	64
Valuation allowance for fixed maturity securities available-for-sale	—	41	—	21	20
2019
Valuation allowance for deferred income taxes	$181	$56	$(1)	$—	$236
Valuation allowance for mortgage loans	11	1	—	—	12
2018
Valuation allowance for deferred income taxes	$227	$(34)	$(12)	$—	$181
Valuation allowance for mortgage loans	9	2	—	—	11
(1)Upon adoption of Financial Instruments – Credits Losses on January 1, 2020, the Company increased the valuation allowance for mortgage loans by $14 million. The increase was reflected as a decrease to opening retained earnings, net of income taxes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ Anna Manning
Anna Manning
President and Chief Executive Officer

Date: February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2021.

Signatures			Title

	/s/ J. Cliff Eason	February 26, 2021*	Chairman of the Board and Director
J. Cliff Eason

	/s/ Anna Manning	February 26, 2021	President, Chief Executive Officer and
	Anna Manning		Director
(Principal Executive Officer)

	/s/ Pina Albo	February 26, 2021*	Director
Pina Albo

	/s/ Christine R. Detrick	February 26, 2021*	Director
Christine R. Detrick

	/s/ John J. Gauthier	February 26, 2021*	Director
John J. Gauthier

	/s/ Patricia L. Guinn	February 26, 2021*	Director
Patricia L. Guinn

	/s/ Hazel M. McNeilage	February 26, 2021*	Director
Hazel M. McNeilage

	/s/ Stephen T. O’Hearn	February 26, 2021*	Director
Stephen T. O’Hearn

	/s/ Frederick J. Sievert	February 26, 2021*	Director
Frederick J. Sievert

	/s/ Shundrawn Thomas	February 26, 2021*	Director
Shundrawn Thomas

	/s/ Stanley B. Tulin	February 26, 2021*	Director
Stanley B. Tulin

	/s/ Steven C. Van Wyk	February 26, 2021*	Director
Steven C. Van Wyk

	/s/ Todd C. Larson	February 26, 2021	Senior Executive Vice President and Chief
	Todd C. Larson		Financial Officer (Principal Financial
and Accounting Officer)

*	By: /s/ Todd C. Larson	February 26, 2021
Todd C. Larson Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

3.1(i)	Amended and Restated Articles of Incorporation, effective as of May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed on May 22, 2020 (File No. 1-11848)

3.1(ii)	Certificate of Designation Termination, effective as of May 21, 2020, incorporated by reference to Exhibit 3.1(ii) to Current Report on Form 8-K filed on May 22, 2020 (File No. 1-11848)

3.2	Amended and Restated Bylaws, effective as of May 23, 2018, incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 24, 2018 (File No. 1-11848)

4.1	Form of stock certificate for RGA’s common stock, incorporated by reference to Exhibit 4 to RGA’s Registration Statement on Form 8-A filed on November 17, 2008 (File No. 1-11848)

4.2
Form of Senior Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3, filed on February 9, 2001, as amended (File No. 333-55304) (the “Original S-3”)

4.3
Third Supplemental Senior Indenture, dated as of November 6, 2009, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 9, 2009 (File No. 1-11848)

4.4
Fourth Supplemental Senior Indenture, dated as of May 27, 2011, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on May 31, 2011 (File No. 1-11848)

4.5
Indenture, dated as of August 21, 2012, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 21, 2012 (File No. 1-11848)

4.6
First Supplemental Indenture, dated as of August 21, 2012, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 21, 2012 (File No. 1-11848)

4.7
Second Supplemental Indenture, dated as of September 24, 2013, between RGA and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 24, 2013 (File No. 1-11848)

4.8
Third Supplemental Indenture, dated as of June 8, 2016, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 8, 2016 (File No. 1-11848)

4.9
Fourth Supplemental Indenture, dated as of June 8, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 8, 2016 (File No. 1-11848)

4.10
Fifth Supplemental Indenture, dated as of May 15, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on May 15, 2019 (File No. 1-11848)

4.11
Sixth Supplemental Indenture, dated as of June 9, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 9, 2020 (File No. 1-11848)

4.12	Form of Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.3 of the Original S-3 (File No. 333-55304)

4.13
Form of Second Supplemental Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 9, 2005 (File No. 1-11848)

4.14	Description of Securities, incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 27, 2020 (File No. 1-11848)

10.1
Credit Agreement, dated as of August 21, 2018, by and among RGA, the lenders named therein, U.S. Bank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A.; JPMorgan Chase Bank, N.A.; and Wells Fargo Bank, National Association as Joint Syndication Agents and Barclays Bank PLC; HSBC Bank USA, National Association; KeyBank National Association; Mizuho Bank, Ltd.; MUFG Bank, Ltd.; Royal Bank of Canada; and Sumitomo Mitsui Banking Corporation as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 22, 2018 (File No. 1-11848)

10.2
Letter of Credit Reimbursement Agreement, dated as of May 17, 2017, by and between RGA and Crédit Agricole Corporate and Investment Bank, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed May 19, 2017 (File No. 1-11848)

10.3
First Amendment to Letter of Credit Reimbursement Agreement, dated as of June 14, 2019, by and between Reinsurance Group of America, Incorporated and Crédit Agricole Corporate and Investment Bank, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 18, 2019 (File No. 1-11848)

10.4
RGA Annual Bonus Plan, effective February 20, 2020, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed on May 7, 2020 (file No. 1-11848)*

10.5
RGA Flexible Stock Plan as amended and restated effective July 1, 1998 and as further amended by Amendment on March 16, 2000, Second Amendment on May 28, 2003, Third Amendment on May 26, 2004, Fourth Amendment on May 23, 2007, Fifth Amendment on May 21, 2008, Sixth Amendment on May 8, 2011, Seventh Amendment on May 18, 2011, and Eighth Amendment on May 15, 2013, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed on August 5, 2013 (File No. 1-11848)*

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

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Eason, Gauthier, O’Hearn, Sievert, Thomas, Tulin and Van Wyk and Mses. Albo, Detrick, Guinn and McNeilage

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).
* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.