Form 10-Q
period 2021-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2021-05-07
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
 OR
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
As of April 30, 2021, 67,985,243 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $52,229 and $49,548; allowance for credit losses of $22 and $20)	$56,426	$56,735
Equity securities, at fair value	135	132
Mortgage loans on real estate (net of allowances of $47 and $64)	6,001	5,787
Policy loans	1,253	1,258
Funds withheld at interest	5,459	5,432
Short-term investments	157	227
Other invested assets	2,983	2,829
Total investments	72,414	72,400
Cash and cash equivalents	3,122	3,408
Accrued investment income	546	511
Premiums receivable and other reinsurance balances	2,907	2,842
Reinsurance ceded receivables	1,089	983
Deferred policy acquisition costs	3,617	3,616
Other assets	1,115	896
Total assets	$84,810	$84,656
Liabilities and Stockholders’ Equity
Future policy benefits	$33,675	$31,453
Interest-sensitive contract liabilities	23,142	23,276
Other policy claims and benefits	7,077	6,413
Other reinsurance balances	560	598
Deferred income taxes	2,417	3,263
Other liabilities	1,930	1,340
Long-term debt	3,573	3,573
Collateral finance and securitization notes	346	388
Total liabilities	72,720	70,304
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock – par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at March 31, 2021 and December 31, 2020	1	1
Additional paid-in-capital	2,411	2,406
Retained earnings	8,235	8,148
Treasury stock, at cost – 17,325,355 and 17,353,697 shares	(1,559)	(1,562)
Accumulated other comprehensive income	3,002	5,359
Total stockholders’ equity	12,090	14,352
Total liabilities and stockholders’ equity	$84,810	$84,656
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2021	2020
Revenues:
Net premiums	$2,914	$2,819
Investment income, net of related expenses	812	594
Investment related gains (losses), net:
Impairments and change in allowance for credit losses on fixed maturity securities	(2)	(34)
Other investment related gains (losses), net	304	(251)
Total investment related gains (losses), net	302	(285)
Other revenues	91	76
Total revenues	4,119	3,204
Benefits and Expenses:
Claims and other policy benefits	3,192	2,664
Interest credited	146	146
Policy acquisition costs and other insurance expenses	333	248
Other operating expenses	214	195
Interest expense	45	41
Collateral finance and securitization expense	3	6
Total benefits and expenses	3,933	3,300
Income (loss) before income taxes	186	(96)
Provision for income taxes	47	(8)
Net income (loss)	$139	$(88)
Earnings per share:
Basic earnings per share	$2.04	$(1.41)
Diluted earnings per share	$2.03	$(1.41)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended March 31,
	2021	2020
Comprehensive income (loss)
Net income (loss)	$139	$(88)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	30	(131)
Net unrealized investment gains (losses)	(2,387)	(1,873)
Defined benefit pension and postretirement plan adjustments	—	(3)
Total other comprehensive income (loss), net of tax	(2,357)	(2,007)
Total comprehensive income (loss)	$(2,218)	$(2,095)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2020	$1	$2,406	$8,148	$(1,562)	$5,359	$14,352
Adoption of new accounting standards						—
Net income			139			139
Total other comprehensive income (loss)					(2,357)	(2,357)
Dividends to stockholders, $0.70 per share			(48)			(48)
Purchase of treasury stock				(1)		(1)
Reissuance of treasury stock		5	(4)	4		5
Balance, March 31, 2021	$1	$2,411	$8,235	$(1,559)	$3,002	$12,090

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	$1	$1,937	$7,952	$(1,426)	$3,137	$11,601
Adoption of new accounting standards			(12)			(12)
Net income			(88)			(88)
Total other comprehensive income (loss)					(2,007)	(2,007)
Dividends to stockholders, $0.70 per share			(44)			(44)
Purchase of treasury stock				(156)		(156)
Reissuance of treasury stock		5	(6)	8		7
Balance, March 31, 2020	$1	$1,942	$7,802	$(1,574)	$1,130	$9,301

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three months ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$139	$(88)
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(35)	(27)
Premiums receivable and other reinsurance balances	(93)	2
Deferred policy acquisition costs	7	(88)
Reinsurance ceded receivable balances	(99)	39
Future policy benefits, other policy claims and benefits, and other reinsurance balances	3,064	2,051
Deferred income taxes	(195)	(67)
Other assets and other liabilities, net	37	(57)
Amortization of net investment premiums, discounts and other	(12)	(12)
Depreciation and amortization expense	11	4
Investment related (gains) losses, net	(302)	285
Other, net	(156)	165
Net cash provided by operating activities	2,366	2,207
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	2,738	2,141
Maturities of fixed maturity securities available-for-sale	216	283
Sales of equity securities	1	177
Principal payments on mortgage loans on real estate	164	189
Principal payments on policy loans	10	4
Purchases of fixed maturity securities available-for-sale	(5,293)	(3,157)
Purchases of equity securities	—	(15)
Cash invested in mortgage loans on real estate	(356)	(541)
Cash invested in policy loans	(4)	—
Cash invested in funds withheld at interest, net	(26)	(17)
Purchases of property and equipment	(4)	(6)
Change in short-term investments	64	(58)
Change in other invested assets	(2)	(96)
Net cash used in investing activities	(2,492)	(1,096)
Cash Flows from Financing Activities:
Dividends to stockholders	(48)	(44)
Repayment of collateral finance and securitization notes	(42)	(19)
Principal payments of long-term debt	(1)	(1)
Purchases of treasury stock	(1)	(156)
Exercise of stock options, net	—	1
Change in cash collateral for derivative positions and other arrangements	(25)	51
Deposits on universal life and other investment type policies and contracts	255	663
Withdrawals on universal life and other investment type policies and contracts	(281)	(188)
Net cash (used in) provided by financing activities	(143)	307
Effect of exchange rate changes on cash	(17)	(47)
Change in cash and cash equivalents	(286)	1,371
Cash and cash equivalents, beginning of period	3,408	1,449
Cash and cash equivalents, end of period	$3,122	$2,820
Supplemental disclosures of cash flow information:
Interest paid	$36	$39
Income taxes paid (received), net of refunds	$61	$(31)
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
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K filed with the SEC on February 26, 2021 (the “2020 Annual Report”).
In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Consolidation
These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries and all intercompany accounts and transactions have been eliminated. Entities in which the Company has significant influence over the operating and financing decisions but are not required to be consolidated are reported under the equity method of accounting.
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended March 31,
	2021	2020
Earnings:
Net income (loss)	$139	$(88)
Shares:
Weighted average outstanding shares	68	62
Equivalent shares from outstanding stock awards	—	1
Denominator for diluted calculation	68	63
Earnings per share:
Basic	$2.04	$(1.41)
Diluted	$2.03	$(1.41)
As a result of the net loss for the three months ended March 31, 2020, the Company is required to use basic weighted average common shares outstanding of 62 million in the calculation of diluted loss per share, since the inclusion of shares for outstanding stock awards of 1 million would have been anti-dilutive to the loss per share calculations. In the absence of the losses, weighted average common shares outstanding and dilutive potential common shares would have totaled 63 million.
The calculation of common equivalent shares does not include the impact of stock appreciation rights having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be anti-dilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent awards, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. The following table presents approximate amounts of stock appreciation rights and performance contingent awards excluded from the calculation of common equivalent shares (in thousands):

	Three months ended March 31,
	2021	2020
Excluded from common equivalent shares:
Stock appreciation rights	1,248	1,060
Performance contingent awards	291	150
3.    Equity
Common stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2020	85,310,598	17,353,697	67,956,901
Stock-based compensation (1)	—	(28,342)	28,342
Balance, March 31, 2021	85,310,598	17,325,355	67,985,243

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2019	79,137,758	16,481,656	62,656,102
Common Stock acquired	—	1,074,413	(1,074,413)
Stock-based compensation (1)	—	(64,654)	64,654
Balance, March 31, 2020	79,137,758	17,491,415	61,646,343
(1)Represents net shares issued from treasury pursuant to the Company’s equity-based compensation programs.
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
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2017. On May 6, 2020, the Company announced that it has suspended stock repurchases until further notice. The resumption and pace of repurchase activity depends on various factors such as the level of available cash, the impact of the ongoing COVID-19 pandemic, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price. During the three months ended March 31, 2021, RGA did not repurchase any shares of common stock under this program. During the three months ended March 31, 2020, RGA repurchased 1 million shares of common stock under this program for $153 million.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2021 and 2020 are as follows (dollars in millions):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2020	$(69)	$5,500	$(72)	$5,359
Other comprehensive income (loss) before reclassifications	35	(2,947)	(1)	(2,913)
Amounts reclassified to (from) AOCI	—	(113)	1	(112)
Deferred income tax benefit (expense)	(5)	673	—	668
Balance, March 31, 2021	$(39)	$3,113	$(72)	$3,002

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2019	$(92)	$3,299	$(70)	$3,137
Other comprehensive income (loss) before reclassifications	(112)	(2,496)	(5)	(2,613)
Amounts reclassified to (from) AOCI	—	141	1	142
Deferred income tax benefit (expense)	(19)	482	1	464
Balance, March 31, 2020	$(223)	$1,426	$(73)	$1,130
(1)Includes cash flow hedges of $(71) and $(49) as of March 31, 2021 and December 31, 2020, respectively, and $(87) and $(26) as of March 31, 2020 and December 31, 2019, respectively. See Note 5 – “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the three months ended March 31, 2021 and 2020 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended March 31,		Affected Line Item in Statement of Income
Details about AOCI Components	2021	2020
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$157	$(39)	Investment related gains (losses), net
Cash flow hedges – Interest rate	—	—	(1)
Cash flow hedges – Currency/Interest rate	(2)	—	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	(42)	(102)	(2)
Total	113	(141)
Provision for income taxes	(24)	27
Net unrealized gains (losses), net of tax	$89	$(114)
Amortization of defined benefit plan items:
Prior service cost (credit)	$—	$—	(3)
Actuarial gains (losses)	(1)	(1)	(3)
Total	(1)	(1)
Provision for income taxes	—	—
Amortization of defined benefit plans, net of tax	$(1)	$(1)

Total reclassifications for the period	$88	$(115)
(1)See Note 5 – “Derivative Instruments” for additional information on cash flow hedges.
(2)This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2020 Annual Report for additional details.
(3)This AOCI component is included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.
Equity Based Compensation
Equity compensation expense was $5 million for the three months ended March 31, 2021 and 2020. In the first quarter of 2021, the Company granted 200,201 stock appreciation rights at $129.01 weighted average exercise price per share, 167,862 performance contingent awards and 328,725 restricted stock units to employees. Performance contingent awards include both performance contingent shares and performance share units. As of March 31, 2021, 1,644,630 share awards at a weighted average strike price per share of $96.71 were vested and exercisable, with a remaining weighted average exercise period of 4.6 years. As of March 31, 2021, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $73 million. It is estimated that these costs will vest over a weighted average period of 1.2 years.

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
The following tables provide information relating to investments in fixed maturity securities by type as of March 31, 2021 and December 31, 2020 (dollars in millions):

March 31, 2021:	Amortized	Allowance for	Unrealized	Unrealized	Estimated Fair	% of
	Cost	Credit Losses	Gains	Losses	Value	Total
Available-for-sale:
Corporate	$32,916	$16	$2,683	$288	$35,295	62.5%
Canadian government	3,253	—	1,423	3	4,673	8.3
RMBS	1,536	—	62	7	1,591	2.8
ABS	3,156	—	25	30	3,151	5.6
CMBS	1,774	1	78	11	1,840	3.3
U.S. government	960	—	23	53	930	1.6
State and political subdivisions	1,240	—	109	14	1,335	2.4
Other foreign government	7,394	5	306	84	7,611	13.5
Total fixed maturity securities	$52,229	$22	$4,709	$490	$56,426	100.0%

December 31, 2020:	Amortized	Allowance for	Unrealized	Unrealized	Estimated Fair	% of
	Cost	Credit Losses	Gains	Losses	Value	Total
Available-for-sale:
Corporate	$31,963	17	$4,356	$94	$36,208	63.9%
Canadian government	3,145	—	1,995	—	5,140	9.1
RMBS	1,735	—	84	2	1,817	3.2
ABS	3,099	—	35	42	3,092	5.4
CMBS	1,790	3	102	21	1,868	3.3
U.S. government	1,242	—	196	1	1,437	2.5
State and political subdivisions	1,237	—	157	4	1,390	2.4
Other foreign government	5,337	—	479	33	5,783	10.2
Total fixed maturity securities	$49,548	$20	$7,404	$197	$56,735	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of March 31, 2021 and December 31, 2020, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of March 31, 2021 and December 31, 2020 (dollars in millions):

	March 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$131	$139	$148	$162
Fixed maturity securities received as collateral	n/a	1,751	n/a	1,784
Assets in trust held to satisfy collateral requirements	27,893	29,954	27,675	31,179
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included the securities disclosed below, as of

March 31, 2021. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies, as well as the securities disclosed below, as of December 31, 2020 (dollars in millions).

	March 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Government of Japan	$3,366	$3,352	$1,493	$1,491
Canadian province of Quebec	1,337	2,175	1,303	2,474
Canadian province of Ontario	1,081	1,427	1,054	1,528
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of March 31, 2021, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,361	$1,378
Due after one year through five years	8,345	8,829
Due after five years through ten years	10,956	11,763
Due after ten years	25,101	27,874
Structured securities	6,466	6,582
Total	$52,229	$56,426
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of March 31, 2021 and December 31, 2020 (dollars in millions):

March 31, 2021:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$12,045	$12,906	36.6%
Industrial	16,819	18,029	51.0
Utility	4,052	4,360	12.4
Total	$32,916	$35,295	100.0%

December 31, 2020:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$11,785	$13,236	36.6%
Industrial	16,274	18,435	50.9
Utility	3,904	4,537	12.5
Total	$31,963	$36,208	100.0%

Allowance for Credit Losses and Impairments – Fixed Maturity Securities Available-for-Sale
As discussed in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2020 Annual Report, allowances for credit losses on fixed maturity securities are recognized in investment related gains (losses), net on the condensed consolidated statements of income. For these securities, the net amount recognized represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the fixed maturity security prior to the allowance for credit losses. Any remaining difference between the fair value and amortized cost is recognized in AOCI.
The following table presents the rollforward of the allowance for credit losses in fixed maturity securities by type for the three months ended March 31, 2021 and 2020 (dollars in millions):

	Three months ended March 31, 2021
	Corporate	CMBS	Other Foreign Government	Total
Balance, beginning of period	$17	$3	$—	$20
Credit losses recognized on securities for which credit losses were not previously recorded	—	1	5	6
Reductions for securities sold during the period	(1)	(2)	—	(3)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	—	(1)	—	(1)
Balance, end of period	$16	$1	$5	$22

	Three months ended March 31, 2020
	Corporate	Other Foreign Government	Total
Balance, beginning of period	$—	$—	$—
Credit losses recognized on securities for which credit losses were not previously recorded	26	7	33
Balance, end of period	$26	$7	$33
Unrealized Losses for Fixed Maturity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,650 and 877 fixed maturity securities as of March 31, 2021 and December 31, 2020, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in millions):

	March 31, 2021		December 31, 2020
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$427	87.2%	$133	67.5%
20% or more for less than six months	28	5.7	42	21.3
20% or more for six months or greater	35	7.1	22	11.2
Total	$490	100.0%	$197	100.0%
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
The following tables present the estimated fair values and gross unrealized losses for fixed maturity securities that have estimated fair values below amortized cost as of March 31, 2021 and December 31, 2020 (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
March 31, 2021:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$4,794	$211	$219	$10	$5,013	$221
Canadian government	29	3	—	—	29	3
RMBS	323	7	—	—	323	7
ABS	793	6	933	12	1,726	18
CMBS	103	2	68	2	171	4
U.S. government	431	53	—	—	431	53
State and political subdivisions	271	9	29	5	300	14
Other foreign government	2,469	50	498	25	2,967	75
Total investment grade securities	9,213	341	1,747	54	10,960	395
Below investment grade securities:
Corporate	258	45	226	22	$484	$67
ABS	—	—	15	12	15	12
CMBS	42	1	44	6	86	7
Other foreign government	86	4	26	5	112	9
Total below investment grade securities	386	50	311	45	697	95
Total fixed maturity securities	$9,599	$391	$2,058	$99	$11,657	$490

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2020:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$930	$29	$70	$5	$1,000	$34
Canadian government	—	—	—	—	—	—
RMBS	294	2	—	—	294	2
ABS	1,096	17	570	11	1,666	28
CMBS	160	6	—	—	160	6
U.S. government	27	1	—	—	27	1
State and political subdivisions	66	1	16	3	82	4
Other foreign government	973	27	—	—	973	27
Total investment grade securities	3,546	83	656	19	4,202	102
Below investment grade securities:
Corporate	375	49	81	11	456	60
ABS	20	13	4	1	24	14
CMBS	91	15	—	—	91	15
Other foreign government	36	3	28	3	64	6
Total below investment grade securities	522	80	113	15	635	95
Total fixed maturity securities	$4,068	$163	$769	$34	$4,837	$197
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

Investment Income and Investment Related Gains (Loss), Net - Accounting Correction
During the three-months ended March 31, 2021, the Company reclassified approximately $92 million of pre-tax unrealized gains from AOCI to investment income, net of related expenses associated with investments in limited partnerships and private equity funds for which it utilizes the equity method of accounting. The unrealized gains should have been recognized directly in investment income in the same prior periods they were reported by the investees. In addition, the Company recorded approximately $70 million of pre-tax gains in investment related gains (losses), net, associated with investments in limited partnerships considered to be investment companies in order to adjust the carrying value from cost less impairments to a fair value approach, using the net asset value (“NAV”) per share or its equivalent. Had the adjustments been recorded in the years they were reported by the investees, the Company estimates it would have recognized approximately $102 million, $(2) million, $1 million and $10 million of pre-tax income (loss) in the years ended December 31, 2020, 2019, 2018 and 2017, respectively.
Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in millions):

	Three months ended March 31,
	2021	2020
Fixed maturity securities available-for-sale	$495	$480
Equity securities	2	2
Mortgage loans on real estate	66	67
Policy loans	14	15
Funds withheld at interest	84	53
Short-term investments and cash and cash equivalents	1	4
Other invested assets	174	(5)
Investment income	836	616
Investment expense	(24)	(22)
Investment income, net of related expenses	812	$594
Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in millions):

	Three months ended March 31,
	2021	2020
Fixed maturity securities available-for-sale:
Impairments and change in allowance for credit losses	$(2)	$(34)
Gain on investment activity	167	27
Loss on investment activity	(13)	(8)
Net gains (losses) on equity securities	3	(23)
Other impairment losses and change in mortgage loan provision	18	(13)
Change in fair value of certain limited partnership investments and other, net	111	9
Net gains (losses) on derivatives	18	(243)
Total investment related gains (losses), net	$302	$(285)

Securities Borrowing, Lending and Repurchase Agreements
The following table includes the amount of borrowed securities, loaned securities, and securities received as collateral as part of the securities lending program and repurchased/reverse repurchased securities pledged and received as of March 31, 2021 and December 31, 2020 (dollars in millions).

	March 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$233	$257	$118	$161
Securities lending:
Securities loaned	94	102	94	105
Securities received	n/a	104	n/a	102
Repurchase program/reverse repurchase program:
Securities pledged	647	685	653	711
Securities received	n/a	657	n/a	669
The Company held cash collateral for repurchase/reverse repurchase programs of $5 million as of March 31, 2021. There was no cash collateral held for repurchase/reverse repurchase programs as of December 31, 2020. No cash or securities have been pledged by the Company for its securities borrowing and lending programs as of March 31, 2021 and December 31, 2020.
The following tables present information on the Company’s securities lending and repurchase/reverse repurchase transactions as of March 31, 2021 and December 31, 2020 (dollars in millions). Collateral associated with certain borrowed securities is not included within the tables, as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	March 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$102	$102
Total	—	—	—	102	102
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	407	407
Other foreign government	—	—	—	278	278
Total	—	—	—	685	685
Total transactions	$—	$—	$—	$787	$787

Gross amount of recognized liabilities for securities lending and repurchase/reverse repurchase transactions in preceding table					$766
Amounts related to agreements not included in offsetting disclosure					$21

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$105	$105
Total	—	—	—	105	105
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	417	417
Other foreign government	—	—	—	294	294
Total	—	—	—	711	711
Total transactions	$—	$—	$—	$816	$816

Gross amount of recognized liabilities for securities lending and repurchase/reverse repurchase transactions in preceding table					$771
Amounts related to agreements not included in offsetting disclosure					$45
The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs. After the effect of offsetting, the net amount presented on the condensed consolidated balance sheet was a liability of $5 million as of March 31, 2021. After the effect of offsetting, there was no liability presented on the consolidated balance sheet as of December 31, 2020. As of March 31, 2021, the Company recognized payables resulting from cash received as collateral associated with a repurchase/reverse repurchase agreement, as discussed above. As of December 31, 2020, the Company did not have payables resulting from cash received as collateral associated with a repurchase/reverse repurchase agreements. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
As of March 31, 2021, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (13.9%), Texas (13.6%) and Washington (8.8%), in addition to loans secured by properties in Canada (3.2%) and United Kingdom (1.8%). The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses and valuation allowances.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of March 31, 2021 and December 31, 2020 (dollars in millions):

	March 31, 2021		December 31, 2020
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office	$1,724	28.5%	$1,702	29.0%
Retail	1,753	28.9	1,711	29.3
Industrial	1,297	21.4	1,210	20.6
Apartment	856	14.1	808	13.8
Other commercial	428	7.1	430	7.3
Recorded investment	$6,058	100.0%	5,861	100.0%
Unamortized balance of loan origination fees and expenses	(10)		(10)
Valuation allowances	(47)		(64)
Total mortgage loans on real estate	$6,001		$5,787
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of March 31, 2021 and December 31, 2020 (dollars in millions):

	March 31, 2021		December 31, 2020
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$2,478	40.9%	$2,276	38.8%
Due after five years through ten years	2,674	44.1	2,768	47.3
Due after ten years	906	15.0	817	13.9
Total	$6,058	100.0%	$5,861	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of March 31, 2021 and December 31, 2020 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
March 31, 2021:
Loan-to-Value Ratio
0% – 59.99%	$2,877	$131	$83	$26	$3,117	51.4%
60% – 69.99%	2,020	64	3	—	2,087	34.5
70% – 79.99%	494	71	43	—	608	10.0
80% or greater	208	21	17	—	246	4.1
Total	$5,599	$287	$146	$26	$6,058	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2020:
Loan-to-Value Ratio
0% – 59.99%	$2,774	$106	$17	$12	$2,909	49.6%
60% – 69.99%	2,013	62	33	—	2,108	36.0
70% – 79.99%	555	49	13	—	617	10.5
80% or greater	189	21	17	—	227	3.9
Total	$5,531	$238	$80	$12	$5,861	100.0%
The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of March 31, 2021 and December 31, 2020 (dollars in millions):

	Recorded Investment
	Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
March 31, 2021:
Internal credit quality grade:
High investment grade	$230	$411	$575	$451	$315	$1,494	$3,476
Investment grade	116	360	498	388	397	637	2,396
Average	—	—	—	39	19	88	146
Watch list	—	—	—	—	—	4	4
In or near default	—	-	—	—	—	36	36
Total	$346	$771	$1,073	$878	$731	$2,259	$6,058

	Recorded Investment
	Year of Origination
	2020	2019	2018	2017	2016	Prior	Total
December 31, 2020:
Internal credit quality grade:
High investment grade	$411	$616	$493	$336	$574	$1,008	$3,438
Investment grade	352	496	399	407	249	368	2,271
Average	—	—	—	19	37	55	111
Watch list	—	—	—	—	—	4	4
In or near default	—	—	—	—	—	37	37
Total	$763	$1,112	$892	$762	$860	$1,472	$5,861

The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Current	$6,043	$5,846
31 – 60 days past due	15	15
Total	$6,058	$5,861

The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of March 31, 2021 and December 31, 2020 (dollars in millions):

	March 31, 2021	December 31, 2020
Mortgage loans:
Individually measured for impairment	$36	$37
Collectively measured for impairment	6,022	5,824
Recorded investment	$6,058	$5,861
Valuation allowances:
Individually measured for impairment	$—	$—
Collectively measured for impairment	47	64
Total valuation allowances	$47	$64
The following table presents information regarding the Company’s loan valuation allowances for mortgage loans for the three months ended March 31, 2021 and 2020 (dollars in millions):

	Three months ended March 31,
	2021	2020
Balance, beginning of period	$64	$12
Adoption of new accounting standard, see Note 13	—	14
Provision (release)	(17)	13
Balance, end of period	$47	$39
The following table presents information regarding the portion of the Company’s mortgage loans that were impaired as of March 31, 2021 and December 31, 2020 (dollars in millions):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
March 31, 2021:
Impaired mortgage loans with no valuation allowance recorded	$36	$36	$—	$36
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$36	$36	$—	$36
December 31, 2020:
Impaired mortgage loans with no valuation allowance recorded	$37	$37	$—	$37
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$37	$37	$—	$37

The following table presents the Company’s average investment balance of impaired mortgage loans and the related interest income for the periods indicated (dollars in millions):
	Three months ended March 31,
	2021		2020
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$36	$—	$17	$—
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$36	$—	$17	$—
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.
The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2021 and 2020. The Company had no mortgage loans that were on a nonaccrual status as of March 31, 2021 and December 31, 2020. For the three months ended March 31, 2021, the Company modified the payment terms of one commercial mortgage loan, with a carrying value of approximately $10 million in response to COVID-19. For the year ended December 31, 2020, the Company modified the payment terms of 52 commercial mortgage loans, with a carrying value of approximately $660 million in response to COVID-19. These loans met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and were not considered a troubled debt restructuring. In accordance with the CARES Act criteria, these loans were not more than 30 days past due at December 31, 2019, and the modifications included deferral or delayed payments of principal or interest on the loan.
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
Funds Withheld at Interest
As of March 31, 2021, $3.2 billion of the funds withheld at interest balance is associated with one client. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts and fair value option (“FVO”) contractholder-directed unit-linked investments. Other invested assets also include FHLB common stock, which is included in Other in the table below. The allowance for credit losses for lifetime mortgages as of March 31, 2021 and December 31, 2020, was $1 million and $2 million, respectively. Carrying values of these assets as of March 31, 2021 and December 31, 2020 are as follows (dollars in millions):

	March 31, 2021	December 31, 2020
Limited partnership interests and real estate joint ventures	$1,529	$1,367
Lifetime mortgages	958	935
Derivatives	125	140
FVO contractholder-directed unit-linked investments	276	289
Other	95	98
Total other invested assets	$2,983	$2,829

5.    Derivative Instruments
Accounting for Derivative Instruments and Hedging Activities
See Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2020 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. See Note 6 – “Fair Value of Assets and Liabilities” for additional disclosures related to the fair value hierarchy for derivative instruments, including embedded derivatives.
Types of Derivatives Used by the Company
Commonly used derivative instruments include, but are not necessarily limited to: credit default swaps, financial futures, equity options, foreign currency swaps, foreign currency forwards, interest rate swaps, synthetic guaranteed investment contracts (“GICs”), consumer price index (“CPI”) swaps, other derivatives, and embedded derivatives.
For detailed information on these derivative instruments and the related strategies, see Note 5 – “Derivative Instruments” of the Company’s 2020 Annual Report.
Summary of Derivative Positions
Derivatives, except for embedded derivatives, are included in other invested assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of March 31, 2021 and December 31, 2020 (dollars in millions):

		March 31, 2021			December 31, 2020
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,107	$67	$3	$1,084	$93	$1
Financial futures	Equity	285	—	—	258	—	—
Foreign currency swaps	Foreign currency	150	—	9	150	—	18
Foreign currency forwards	Foreign currency	475	2	10	347	4	2
CPI swaps	CPI	627	19	12	612	11	19
Credit default swaps	Credit	1,720	32	3	1,517	13	—
Equity options	Equity	443	26	—	395	29	—
Synthetic GICs	Interest rate	16,423	—	—	16,644	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	109	—	—	58	—
Indexed annuity products		—	—	720	—	—	752
Variable annuity products		—	—	136	—	—	155
Total non-hedging derivatives		21,230	255	893	21,007	208	947
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	878	2	24	802	3	24
Foreign currency swaps	Foreign currency	214	6	1	234	8	1
Foreign currency forwards	Foreign currency	1,141	5	18	1,255	10	15
Other derivatives	Interest rate	114	—	7	—	—	—
Total hedging derivatives		2,347	13	50	2,291	21	40
Total derivatives		$23,577	$268	$943	$23,298	$229	$987
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of March 31, 2021 and 2020 were (dollars in millions):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items
		Investment Related Gains (Losses)
For the three months ended March 31, 2021:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$—	$1
For the three months ended March 31, 2020:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(22)	$14
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
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three months ended March 31, 2021 and 2020 (dollars in millions):

	Three months ended March 31,
	2021	2020
Balance, beginning of period	$(49)	$(26)
Gains (losses) deferred in other comprehensive income (loss)	(24)	(61)
Amounts reclassified to investment income	—	—
Amounts reclassified to interest expense	2	—
Balance, end of period	$(71)	$(87)
As of March 31, 2021, approximately $6 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months. For the same time period, there was an immaterial amount of before-tax deferred net gains expected to be reclassified to investment income during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020 (dollars in millions):

Derivative Type	Gain (Loss) Deferred in OCI	Gain (Loss) Reclassified into Income from OCI
		Investment Income	Interest Expense
For the three months ended March 31, 2021:
Interest rate	$(23)	$—	$(2)
Foreign currency/interest rate	(1)	—	—
Total	$(24)	$—	$(2)
For the three months ended March 31, 2020:
Interest rate	$(36)	$—	$—
Foreign currency/interest rate	(25)	—	—
Total	$(61)	$—	$—
For the three months ended March 31, 2021 and 2020, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in AOCI for the three months ended March 31, 2021 and 2020 (dollars in millions):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended March 31,
Type of NIFO Hedge	2021	2020
Foreign currency swaps	$(1)	$15
Foreign currency forwards	(14)	80
Total	$(15)	$95
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $124 million and $139 million as of March 31, 2021 and December 31, 2020, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.
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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three months ended March 31, 2021 and 2020 is as follows (dollars in millions):

		Gain (loss) for the three months ended March 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2021	2020
Interest rate swaps	Investment related gains (losses), net	$(70)	$106
Financial futures	Investment related gains (losses), net	(10)	44
Foreign currency swaps	Investment related gains (losses), net	9	(13)
Foreign currency forwards	Investment related gains (losses), net	(8)	(3)
CPI swaps	Investment related gains (losses), net	18	(40)
Credit default swaps	Investment related gains (losses), net	20	(24)
Equity options	Investment related gains (losses), net	(10)	53
Subtotal		(51)	123
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	50	(230)
Indexed annuity products	Interest credited	14	6
Variable annuity products	Investment related gains (losses), net	19	(128)
Total non-hedging derivatives		$32	$(229)

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at March 31, 2021 and December 31, 2020 (dollars in millions):

	March 31, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$26	$492	17.8	$11	$287	15.0
Subtotal	26	492	17.8	11	287	15.0
BBB+/BBB/BBB-
Single name credit default swaps	2	230	1.7	2	232	1.6
Credit default swaps referencing indices	1	988	3.7	—	988	3.9
Subtotal	3	1,218	3.3	2	1,220	3.5
BB+/BB/BB-
Single name credit default swaps	—	10	0.5	—	10	0.7
Subtotal	—	10	0.5	—	10	0.7
Total	$29	$1,720	7.4	$13	$1,517	5.6
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
The following table provides information relating to the netting of the Company’s derivative instruments as of March 31, 2021 and December 31, 2020 (dollars in millions):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged/ Received	Net Amount
March 31, 2021:
Derivative assets	$159	$(34)	$125	$(33)	$(81)	$11
Derivative liabilities	87	(34)	53	(118)	(43)	(108)
December 31, 2020:
Derivative assets	$171	$(31)	$140	$(30)	$(98)	$12
Derivative liabilities	80	(31)	49	(146)	(47)	(144)
(1)Includes initial margin posted to a central clearing partner.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of March 31, 2021, the Company had credit exposure of $18 million.
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
For a discussion of the Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2020 Annual Report.

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are summarized below (dollars in millions):

March 31, 2021:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$35,295	$—	$32,194	$3,101
Canadian government	4,673	—	4,673	—
RMBS	1,591	—	1,588	3
ABS	3,151	—	2,822	329
CMBS	1,840	—	1,784	56
U.S. government	930	809	108	13
State and political subdivisions	1,335	—	1,326	9
Other foreign government	7,611	—	7,595	16
Total fixed maturity securities – available-for-sale	56,426	809	52,090	3,527
Equity securities	135	81	—	54
Funds withheld at interest – embedded derivatives & other	176	—	—	176
Cash equivalents	1,460	1,434	26	—
Short-term investments	123	3	109	11
Other invested assets:
Derivatives	125	—	125	—
FVO contractholder-directed unit-linked investments	276	222	54	—
Total other invested assets (1)	401	222	179	—
Total	$58,721	$2,549	$52,404	$3,768
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$856	$—	$—	$856
Other liabilities:
Derivatives	53	—	53	—
Total	$909	$—	$53	$856
(1)Other invested assets included in the fair value hierarchy exclude limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of March 31, 2021, the fair value of such investments was $465 million.

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

Quantitative Information Regarding Internally Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of March 31, 2021 and December 31, 2020 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	March 31, 2021	December 31, 2020			March 31, 2021	December 31, 2020
Assets:
Corporate	$21	$37	Market comparable securities	Liquidity premium	N/A	0-1% (1%)
				EBITDA Multiple	5.2x-7.6x (6.5x)	5.2x-11.2x (7.1x)
ABS	79	87	Market comparable securities	Liquidity premium	1-18% (5%)	1-18% (1%)
U.S. government	13	14	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	12	10	Market comparable securities	EBITDA Multiple	6.9x-10.6x (8.1x)	6.9x-10.6x (7.9x)
Funds withheld at interest – embedded derivatives	109	58	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (14%)	0-35% (13%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (2%)
Liabilities:
Interest sensitive contract liabilities – embedded derivatives – indexed annuities	720	752	Discounted cash flow	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (14%)	0-35% (13%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (2%)
Interest sensitive contract liabilities – embedded derivatives – variable annuities	136	155	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25%(4%)	0-25% (4%)
				Withdrawal	0-7% (5%)	0-7% (5%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (14%)	0-27% (13%)

Changes in Level 3 Assets and Liabilities
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Transfers out of Level 3 are primarily the result of the Company obtaining observable pricing information or a third-party pricing quotation that appropriately reflects the fair value of those assets and liabilities.
For further information on the Company’s valuation processes, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2020 Annual Report.
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended March 31, 2021:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives & other	Interest-sensitive contract liabilities embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$3,029	$17	$254	$23	$53	$15	$114	$(907)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	1	—	—	—	—	—	(5)	—
Investment related gains (losses), net	(1)	—	—	—	1	—	50	19
Interest credited	—	—	—	—	—	—	—	13
Included in other comprehensive income	(82)	(1)	(1)	—	—	—	1	—
Purchases(1)	223	—	166	—	—	—	16	(3)
Sales(1)	(1)	—	—	—	—	—	—	—
Settlements(1)	(72)	—	(61)	(1)	—	—	—	22
Transfers into Level 3	4	—	30	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	(4)	—	—
Fair value, end of period	$3,101	$16	$388	$22	$54	$11	$176	$(856)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$1	$—	$—	$—	$—	$—	$(5)	$—
Investment related gains (losses), net	(1)	—	—	—	1	—	50	16
Claims and other policy benefits	—	—	—	—	—	—	—	(8)
Included in other comprehensive income	(82)	(1)	(1)	—	—	—	—	—

For the three months ended March 31, 2020:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives	Interest-sensitive contract liabilities embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$2,186	$720	$208	$25	$77	$2	$121	$(930)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	1	—	—	—	—	—	—	—
Investment related gains (losses), net	(11)	—	—	—	(7)	—	(230)	(128)
Interest credited	—	—	—	—	—	—	—	6
Included in other comprehensive income	(115)	(1)	(27)	1	—	—	—	—
Purchases(1)	231	—	9	—	—	—	—	(11)
Sales(1)	(44)	—	(1)	—	—	—	—	—
Settlements(1)	(52)	—	(13)	(1)	—	—	—	21
Transfers into Level 3	1	—	21	—	—	—	—	—
Transfers out of Level 3	—	(704)	(53)	—	(14)	(1)	—	—
Fair value, end of period	$2,197	$15	$144	$25	$56	$1	$(109)	$(1,042)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(11)	—	—	—	(7)	—	(230)	(131)
Claims & other policy benefits	—	—	—	—	—	—	—	(15)
Included in other comprehensive income	(140)	(1)	(27)	1	—	—	—	—
(1)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. During the three months ended March 31, 2021 and 2020, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of March 31, 2021 and December 31, 2020 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2020 Annual Report. This table excludes any payables or receivables for collateral under repurchase or reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

March 31, 2021:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$6,001	$6,231	$—	$—	$6,231	$—
Policy loans	1,253	1,253	—	1,253	—	—
Funds withheld at interest	5,264	5,618	—	—	5,618	—
Cash and cash equivalents	1,662	1,662	1,662	—	—	—
Short-term investments	34	34	34	—	—	—
Other invested assets	1,139	1,115	6	86	1,023	—
Accrued investment income	546	546	—	546	—	—
Liabilities:
Interest-sensitive contract liabilities	$18,031	$19,470	$—	$—	$19,470	$—
Long-term debt	3,573	3,800	—	—	3,800	—
Collateral finance and securitization notes	346	311	—	—	311	—

December 31, 2020:
Assets:
Mortgage loans on real estate	$5,787	$6,167	$—	$—	$6,167	$—
Policy loans	1,258	1,258	—	1,258	—	—
Funds withheld at interest	5,292	5,676	—	—	5,676	—
Cash and cash equivalents	1,930	1,930	1,930	—	—	—
Short-term investments	30	30	30	—	—	—
Other invested assets	1,482	1,601	5	89	1,018	489
Accrued investment income	511	511	—	511	—	—
Liabilities:
Interest-sensitive contract liabilities	$18,106	$19,683	$—	$—	$19,683	$—
Long-term debt	3,573	3,901	—	—	3,901	—
Collateral finance and securitization notes	388	351	—	—	351	—
(1)Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
7.    Segment Information
The accounting policies of the segments are the same as those described in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements included in the Company’s 2020 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets.
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

The Company has geographic-based and business-based operational segments. Geographic-based operations are further segmented into traditional and financial solutions businesses. Information related to revenues, income (loss) before income taxes and total assets of the Company for each reportable segment are summarized below (dollars in millions):

	Three months ended March 31,
Revenues:	2021	2020
U.S. and Latin America:
Traditional	$1,637	$1,533
Financial Solutions	318	139
Total	1,955	1,672
Canada:
Traditional	343	296
Financial Solutions	26	24
Total	369	320
Europe, Middle East and Africa:
Traditional	457	407
Financial Solutions	146	78
Total	603	485
Asia Pacific:
Traditional	647	667
Financial Solutions	104	68
Total	751	735
Corporate and Other	441	(8)
Total	$4,119	$3,204

	Three months ended March 31,
Income (loss) before income taxes:	2021	2020
U.S. and Latin America:
Traditional	$(338)	$(62)
Financial Solutions	83	(15)
Total	(255)	(77)
Canada:
Traditional	24	23
Financial Solutions	6	3
Total	30	26
Europe, Middle East and Africa:
Traditional	(68)	17
Financial Solutions	60	30
Total	(8)	47
Asia Pacific:
Traditional	41	24
Financial Solutions	28	(25)
Total	69	(1)
Corporate and Other	350	(91)
Total	$186	$(96)

Assets:	March 31, 2021	December 31, 2020
U.S. and Latin America:
Traditional	$20,208	$20,071
Financial Solutions	24,426	25,433
Total	44,634	45,504
Canada:
Traditional	4,937	4,682
Financial Solutions	12	13
Total	4,949	4,695
Europe, Middle East and Africa:
Traditional	4,855	4,763
Financial Solutions	6,845	7,292
Total	11,700	12,055
Asia Pacific:
Traditional	8,289	8,197
Financial Solutions	6,682	4,299
Total	14,971	12,496
Corporate and Other	8,556	9,906
Total	$84,810	$84,656

8.    Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company’s commitments to fund investments as of March 31, 2021 and December 31, 2020, are presented in the following table (dollars in millions):

	March 31, 2021	December 31, 2020
Limited partnership interests and joint ventures	$713	$678
Mortgage loans on real estate	163	199
Bank loans and private placements	269	194
Lifetime mortgages	55	43
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has a liability for expected credit losses associated with unfunded commitments of approximately $1 million and $2 million as of March 31, 2021 and December 31, 2020, which is included in other liabilities on the Company’s condensed consolidated balance sheets.
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
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right to use asset and lease obligation. As of March 31, 2021, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of March 31, 2021 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	2,458
2036	3,599
2037	2,850
2038	2,300
2039	11,351
2046	3,000

Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration of any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of March 31, 2021 and December 31, 2020, are reflected in the following table (dollars in millions):

	March 31, 2021	December 31, 2020
Treaty guarantees	$2,023	$1,934
Treaty guarantees, net of assets in trust	1,092	961
Securities borrowing and repurchase arrangements	134	133
9.    Income Tax
For the three months ended March 31, 2021, the Company recorded income tax expense of $47 million on pre-tax income of $186 million, or an effective tax rate of 25.3%. The increase to the effective tax rate over the U.S. statutory income tax rate of 21% was primarily the result of income earned in jurisdictions with tax rates higher than the U.S., global intangible low-taxed income (“GILTI”) and Subpart F income primarily generated from earnings in Canada and the United Kingdom (“UK”). For the three months ended March 31, 2020, the Company recorded income tax benefit of $(8) million on pre-tax loss of $(96) million, or an effective tax rate of 8.9%. The effective tax rate on the pre-tax loss was lower than the U.S. Statutory rate of 21% primarily as a result of income earned in jurisdictions with tax rates higher than the U.S. and tax expense related to uncertain tax positions, which was partially offset by valuation allowance releases in various jurisdictions.
10.    Employee Benefit Plans
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three months ended March 31, 2021 and 2020 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
Service cost	$4	$3	$1	$—
Interest cost	1	2	—	1
Expected return on plan assets	(2)	(2)	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of prior actuarial losses	1	1	—	—
Net periodic benefit cost	$4	$4	$1	$1

11.    Reinsurance
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At March 31, 2021 and December 31, 2020, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2021, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
The following table presents information for the Company’s reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of March 31, 2021 or December 31, 2020 (dollars in millions):

		March 31, 2021		December 31, 2020
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$463	42.5%	$420	42.7%
Reinsurer B	A+	222	20.4	216	22.0
Reinsurer C	A	78	7.2	64	6.5
Reinsurer D	A++	66	6.1	55	5.6
Reinsurer E	A+	49	4.5	46	4.7
Other reinsurers		211	19.3	182	18.5
Total		$1,089	100.0%	$983	100.0%
Included in the total reinsurance ceded receivables balance were $216 million and $278 million of claims recoverable, of which $11 million and $10 million were in excess of 90 days past due, as of March 31, 2021 and December 31, 2020, respectively.
12.    Policy Claims and Benefits
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in future policy benefits and other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Three months ended March 31,
	2021	2020
Balance at beginning of year	$7,556	$6,786
Less: reinsurance recoverable	(641)	(564)
Net balance at beginning of year	6,915	6,222
Incurred:
Current year	4,097	2,838
Prior years	(59)	11
Total incurred	4,038	2,849
Payments:
Current year	(164)	(131)
Prior years	(3,196)	(2,342)
Total payments	(3,360)	(2,473)
Other changes:
Interest accretion	10	9
Foreign exchange adjustments	(51)	(283)
Total other changes	(41)	(274)

Net balance at end of period	7,552	6,324
Plus: reinsurance recoverable	732	580
Balance at end of period	$8,284	$6,904
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
Standards adopted:
Financial Instruments – Credit Losses
This guidance adds to U.S. GAAP an impairment model, known as current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. For traditional and other receivables, held-to-maturity debt securities, loans and other instruments entities will be required to use the new forward-looking “expected loss” model that generally will result in earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses similar to what they do today, except the losses will be recognized through an allowance for credit losses and adjusted each period for changes in credit risks. Early adoption is permitted.

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
January 1, 2020
The reference rate reform is not expected to have material accounting consequences. The Company has established a team that is currently assessing the effects of the discontinuation of LIBOR on existing contracts that extend beyond 2021 (that is, the date when the Financial Conduct Authority intends to stop persuading or compelling banks to submit LIBOR), by analyzing contractual fallback provisions, evaluating alternative rate ramifications and assessing the effects on current hedging strategies, systems and operations.

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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update these forward-looking statements, even though the Company’s situation may change in the future. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2020 Annual Report, as may be supplemented by Item 1A – “Risk Factors” in the Company’s subsequent Quarterly Reports on Form 10-Q.

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.4 trillion of life reinsurance in force and assets of $84.8 billion as of March 31, 2021. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
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
A discussion of each of the critical accounting policies may be found in the Company’s 2020 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”
Consolidated Results of Operations
Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic continues to cause increases in the Company’s claims costs, primarily relating to its mortality business. However, the Company cannot reliably predict the future impact of the pandemic on its business, results of operations and financial condition as the impact will largely depend on, among other factors, the impact of new variants of the virus, successful rollout of the vaccination programs globally, country-specific circumstances, measures by public and private institutions, and COVID-19’s impact on all other causes of death. In addition, clients’ ability to write new business in this environment may result in a slowdown in the Company’s new business temporarily; however, much of the Company’s premiums and other revenues are contractually recurring for many years to come.
The ultimate amount and timing of claims the Company will experience as a result of the COVID-19 pandemic will be dependent on many variables and uncertainties. These variables and uncertainties include those discussed above, in addition to age, gender, comorbidities, other insured versus general population characteristics, geography-specific institutional and individual mitigating actions, medical capacity, and other factors. To date, general population COVID-19 deaths have been heavily concentrated in individuals aged 70 and older and with pre-existing comorbidities. The Company’s insured population has lower exposure to older ages than the general population and covers a generally healthier population due to underwriting and socioeconomic factors of those purchasing insurance. In addition, the Company’s longevity business may act as a modest offset to excess life insurance claims.
The Company’s COVID-19 projection and financial impact models continue to be updated and refined based on updated external data and the Company’s claim experience to date and are subject to the many variables and uncertainties noted above. Although it varies from country to country, the overall financial impact of COVID-19 on the Company is currently projected to be within the range of previous estimates for the same level of general population deaths as there continues to be significant differences between general and insured population mortality. The U.S. is the key driver of mortality claim costs followed by the UK, Canada and South Africa. For the three month period ended March 31, 2021, the Company estimates it has incurred approximately $485 million of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $358 million of that amount being associated with the U.S. and Latin America Traditional segment. The Company estimates that every additional 10,000 population deaths in the U.S., UK, or Canada as a result of COVID-19 would result in the following corresponding excess mortality claims of approximately:
•$15 million to $25 million in the U.S.;
•$4 million to $6 million in the UK; and
•$10 million to $15 million in Canada.
While the global financial markets stabilized since the beginning of the pandemic, they continue to be in a state of uncertainty due to COVID-19 mandated economic shutdowns and historically large and rapid central bank and fiscal policies meant to offset the economic impact of the pandemic. The economic weakness and uncertainty caused by these events may also adversely affect the Company’s financial performance. All investments held by the Company, directly or in a funds withheld at interest reinsurance arrangement, are monitored for conformance with the Company’s stated investment policy limits as well as any limits prescribed by the applicable jurisdiction’s insurance laws and regulations. The current market environment may result in certain investments being downgraded which can affect conformance with these limits. The level of potential impairments will depend on broad economic conditions and the pace at which global economies recover from the effects of COVID-19 and the response thereto. See “Investments” for more information.
The safety and well-being of the Company’s employees and clients continues to be a priority. The Company’s business continuity plans remain activated and the actions taken during 2020 to protect both employees and clients, such as working from home, restricting travel, conducting meetings remotely, and reinforcing the importance of face coverings, good hygiene and social distancing, also continue. The Company’s offices worldwide are at a minimum adhering to local government mandates and guidelines regarding occupancy levels; however, in certain situations the Company’s guidelines are more restrictive than those of local governments.
The Company has not experienced any significant disruptions to its daily operations, despite most of its workforce working remotely. However, COVID-19 heightened operational risks and related impacts, which may include a reduction in new business volumes from slower sales, impacts to the Company’s workforce productivity due to travel restrictions, temporary office closures and increased remote working situations, and potential client delays in paying premiums and reporting claims. Similar to other reinsurers, the Company is heavily reliant on timely reporting from its clients and other third parties. The Company continues to emphasize awareness and training regarding operational risks, including privacy and cybersecurity risks, as such risks are heightened during remote working situations. In addition, the Company continues to monitor its programs, processes and procedures designed to manage these risks.
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
Results from Operations – 2021 compared to 2020
The following table summarizes net income for the periods presented.

For the three months ended March 31,
(Dollars in millions, except per share data)	2021	2020	2021 vs 2020
Revenues:
Net premiums	$2,914	$2,819	$95
Investment income, net of related expenses	812	594	218
Investment related gains (losses), net:
Impairments and change in allowance for credit losses on fixed maturity securities	(2)	(34)	32
Other investment related gains (losses), net	304	(251)	555
Total investment related gains (losses), net	302	(285)	587
Other revenues	91	76	15
Total revenues	4,119	3,204	915
Benefits and Expenses:
Claims and other policy benefits	3,192	2,664	528
Interest credited	146	146	—
Policy acquisition costs and other insurance expenses	333	248	85
Other operating expenses	214	195	19
Interest expense	45	41	4
Collateral finance and securitization expense	3	6	(3)
Total benefits and expenses	3,933	3,300	633
Income (loss) before income taxes	186	(96)	282
Provision for income taxes	47	(8)	55
Net income (loss)	$139	$(88)	$227
Earnings per share:
Basic earnings per share	$2.04	$(1.41)	$3.45
Diluted earnings per share	$2.03	$(1.41)	$3.44
The increase in income for the three months ended March 31, 2021 was primarily the result of:
•A one-time adjustment of $162 million, pretax, associated with prior periods that includes $92 million, pretax, to correct the accounting for equity method limited partnerships to reflect unrealized gains in investment income, net of related expenses that were previously included in accumulated other comprehensive income, and a $70 million, pretax, correction reflected in other investment related gains (losses), net to adjust the carrying value of certain limited partnerships from cost less impairments to a fair value approach, using the net asset value (“NAV”) per share or its equivalent.
•$144 million, pretax, of capital gains included in other investment related gains (losses), net associated with portfolio repositioning.
•Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, increased investment related gains by $50 million for the three month period ended March 31 2021, compared to a decrease of $230 million for the three month period ended March 31, 2020.
•The increases in investment income and investment related gains (losses), net were partially offset by unfavorable mortality claims, primarily in the U.S. and Latin America and EMEA segments.
•As discussed in the “Impacts of the COVID-19 Pandemic” above, the Company estimates it has incurred approximately $485 million, pretax, of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $358 million, pretax, in the U.S. and Latin America segment.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuation did not have a material impact on income before taxes for the three months ended March 31, 2021. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums is primarily due to growth in life reinsurance in force. Consolidated assumed life insurance in force increased to $3,428.6 billion as of March 31, 2021, from $3,412.4 billion as of March 31, 2020, due to new business production and in force transactions offset by an increase in lapses and mortality claims in the current period, primarily attributable to the increased claims as result of the ongoing COVID-19 pandemic. The Company added new business production, measured by face amount of insurance in force, of $77.9 billion, and $94.8 billion during the three months ended March 31, 2021 and 2020, respectively.
Investment income, net of related expenses and investment related gains and losses
The increase in investment income, net of related expenses is primarily attributable to the aforementioned accounting correction associated with equity method limited partnerships, in addition to an increase in the average invested asset base and yield:
•The average invested assets at amortized cost, excluding spread related business, totaled $33.4 billion and $29.7 billion in 2021 and 2020, respectively.
•The average yield earned on investments, excluding spread related business, was 5.67% and 4.08% for the three-month periods ended March 31, 2021 and 2020, respectively.
A continued low interest rate environment, in addition to higher cash and cash equivalents balances held by the Company during the COVID-19 pandemic, is expected to put downward pressure on this yield in future reporting periods. The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships, including unrealized gains and losses on certain limited partnerships, will also vary from year to year and can be highly variable based on equity-market performance, the timing of dividends and distributions on certain investments. Investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
The increase in investment related gains (losses) is primarily attributable to the following:
•During the three months ended March 31, 2021, the Company incurred $2 million of impairments and change in allowance for credit losses on fixed maturities compared to $34 million during the first three months of 2020.
•Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, increased investment related gains (losses) by $50 million for the three month period ended March 31 2021, compared to a decrease of $230 million for the three month period ended March 31, 2020.
•During the three months ended March 31, 2021, the Company repositioned its portfolio generating capital gains of $144 million.
•Unrealized gains of $104 million, including the previously mentioned correction of $70 million due to the change in fair value of certain cost method limited partnerships were recognized during the first three months of 2021.

The effective tax rate on a consolidated basis was 25.3% and 8.9% for the three months ended March 31, 2021 and 2020, respectively. See Note 9 – “Income Tax” in the Notes to Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate.
Impact of certain derivatives
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modco or funds withheld treaties, equity index annuities (“EIAs”) and variable annuities with guaranteed minimum benefit riders. The Company utilizes freestanding derivatives to minimize the income statement volatility due to changes in the fair value of embedded derivatives associated with guaranteed minimum benefit riders. The following table presents the effect of embedded derivatives and related freestanding derivatives on income before income taxes for the periods indicated (dollars in millions):

	Three months ended March 31,
	2021	2020	2021 vs. 2020
Modco/Funds withheld:
Unrealized gains (losses)	$50	$(230)	$280
Deferred acquisition costs/retrocession	(17)	113	(130)
Net effect	33	(117)	150
EIAs:
Unrealized gains (losses)	29	(12)	41
Deferred acquisition costs/retrocession	(15)	8	(23)
Net effect	14	(4)	18
Guaranteed minimum benefit riders:
Unrealized gains (losses)	19	(128)	147
Related freestanding derivatives, net of deferred acquisition costs costs/retrocession	(54)	164	(218)
Net effect	(35)	36	(71)
Total net effect after freestanding derivatives	$12	$(85)	$97

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
The following table summarizes income before income taxes for the Company’s U.S. and Latin America operations for the periods presented:

For the three months ended March 31,
(dollars in millions)	2021	2020	2021 vs 2020
Revenues:
Net premiums	$1,432	$1,385	$47
Investment income, net of related expenses	465	395	70
Investment related gains (losses), net	—	(167)	167
Other revenues	58	59	(1)
Total revenues	1,955	1,672	283
Benefits and expenses:
Claims and other policy benefits	1,800	1,420	380
Interest credited	131	148	(17)
Policy acquisition costs and other insurance expenses	231	137	94
Other operating expenses	48	44	4
Total benefits and expenses	2,210	1,749	461
Income (loss) before income taxes	$(255)	$(77)	$(178)
The increase in loss before income taxes was the result of a significant increase in claims and other policy benefits in the U.S. Traditional segment. Partially offsetting the increase in losses was the impact of embedded derivatives in U.S. Financial Solutions as well as higher variable investment income, primarily generated from unrealized gains in the U.S. Traditional segment’s investments in limited partnerships. The significant increase in claims was primarily related to an increase in large and non-large claim frequency within the individual mortality business. While the cause of death is not yet available for all claims, the Company believes the excess claim costs are primarily attributable to COVID-19.

Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2021	2020	2021 vs 2020
Revenues:
Net premiums	$1,419	$1,373	$46
Investment income, net of related expenses	207	161	46
Investment related gains (losses), net	6	(7)	13
Other revenues	5	6	(1)
Total revenues	1,637	1,533	104
Benefits and expenses:
Claims and other policy benefits	1,740	1,367	373
Interest credited	17	19	(2)
Policy acquisition costs and other insurance expenses	182	175	7
Other operating expenses	36	34	2
Total benefits and expenses	1,975	1,595	380
Income (loss) before income taxes	$(338)	$(62)	$(276)
Key metrics:
Life insurance in force	$1,610.2 billion	$1,618.4 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	122.6%	99.6%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	12.8%	12.7%
Other operating expenses as a percentage of net premiums	2.5%	2.5%
The increase in loss before income taxes for the U.S. and Latin America Traditional segment was primarily due to unfavorable claims experience within the Individual Mortality business.
Revenues
•The increase in net premiums was primarily due to organic growth as well as new sales. The segment added new life business production, measured by face amount of insurance in force, of $28.5 billion and $34.0 billion during the three months ended March 31, 2021 and 2020, respectively.
•The increase in net investment income was primarily due to higher variable investment income associated with investments in limited partnerships and private equity funds primarily generated from unrealized gains in the underlying investments.
Benefits and expenses
•The increase in the loss ratio for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to unfavorable large and non-large claims experience in the individual mortality line of business, attributed primarily to the COVID-19 pandemic. As explained above, while the cause of death is not yet available for all claims, the Company estimates that approximately $358 million of excess claims for the three months ended March 31, 2021, were attributable to COVID-19.

Financial Solutions

For the three months ended March 31,	2021			2020			2021 vs 2020
	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
(dollars in millions)
Revenues:
Net premiums	$13	$—	$13	$12	$—	$12	$1	$—	$1
Investment income, net of related expenses	257	1	258	233	1	234	24	—	24
Investment related gains (losses), net	(6)	—	(6)	(160)	—	(160)	154	—	154
Other revenues	26	27	53	28	25	53	(2)	2	—
Total revenues	290	28	318	113	26	139	177	2	179
Benefits and expenses:
Claims and other policy benefits	60	—	60	53	—	53	7	—	7
Interest credited	114	—	114	129	—	129	(15)	—	(15)
Policy acquisition costs and other insurance expenses	47	2	49	(38)	—	(38)	85	2	87
Other operating expenses	9	3	12	7	3	10	2	—	2
Total benefits and expenses	230	5	235	151	3	154	79	2	81
Income before income taxes	$60	$23	$83	$(38)	$23	$(15)	$98	$—	$98
Asset-Intensive Reinsurance
The increase in income before income taxes for the U.S. and Latin America Financial Solutions’ Asset-intensive segment was primarily due to higher investment related gains (losses), net in coinsurance portfolios and the increase in fair value of the embedded derivatives related to modco/funds withheld treaties.
The invested asset base supporting this segment decreased to $23.2 billion as of March 31, 2021, from $23.9 billion as of March 31, 2020.
•The decrease in the asset base was primarily due to the run off of existing inforce blocks and fewer blocks reinsured..
•As of March 31, 2021 and 2020, $3.2 billion and $3.4 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% was associated with one client.
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

(dollars in millions)	Three months ended March 31,
	2021	2020
Revenues:
Total revenues	$290	$113
Less:
Embedded derivatives – modco/funds withheld treaties	44	(222)
Guaranteed minimum benefit riders and related free standing derivatives	(64)	74
Revenues before certain derivatives	310	261
Benefits and expenses:
Total benefits and expenses	230	151
Less:
Embedded derivatives – modco/funds withheld treaties	17	(113)
Guaranteed minimum benefit riders and related free standing derivatives	(29)	38
Equity-indexed annuities	(14)	4
Benefits and expenses before certain derivatives	256	222
Income before income taxes:
Income (loss) before income taxes	60	(38)
Less:
Embedded derivatives – modco/funds withheld treaties	27	(109)
Guaranteed minimum benefit riders and related free standing derivatives	(35)	36
Equity-indexed annuities	14	(4)
Income before income taxes and certain derivatives	$54	$39
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of these embedded derivatives are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three months ended March 31, 2021 and 2020.
The change in fair value of the embedded derivatives related to modco/funds withheld treaties, net of deferred acquisition costs increased (decreased) income before income taxes by $27 million and $(109) million for the three months ended March 31, 2021 and 2020, respectively. The increase in income for the three months ended March 31, 2021, was primarily due to tightening credit spreads, partially offset by higher risk free interest rates.
Guaranteed Minimum Benefit Riders – Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The change in fair value of the embedded derivatives on guaranteed minimum benefits are net of an increase (decrease) in investment related gains (losses), net of $(55) million and $99 million for the three months ended March 31, 2021 and 2020, respectively, associated with the Company’s utilization of a credit valuation adjustment.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased (decreased) income before income taxes by $(35) million and $36 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in income for the three months ended March 31, 2021, was primarily due to a reduction in the credit valuation adjustment which has the impact of increasing the fair value of the guaranteed minimum benefit liability.
Equity-Indexed Annuities – Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $14 million and by $(4) million for the three months ended March 31, 2021 and 2020, respectively. The increase in income for the three months ended March 31, 2021, was due to an increase in risk free interest rates which has the impact of lowering the fair value of the liability.

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
Discussion and analysis before certain derivatives
•Income before income taxes and certain derivatives increased by $15 million for the three months ended March 31, 2021, as compared to the same period in 2020. The increase was primarily due to the impact from improved equity market performance and higher investment related gains (losses), net in coinsurance and funds withheld portfolios.
•Revenue before certain derivatives increased by $49 million for the three months ended March 31, 2021, as compared to the same period in 2020. The increase in the first quarter of 2021 was primarily due to the increases in fair value of equity options associated with the reinsurance of EIAs and higher investment related gains (losses), net in coinsurance portfolios. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
•Benefits and expenses before certain derivatives increased by $34 million for the three months ended March 31, 2021, as compared to the same period in 2020. The increase in the current quarter was primarily due to higher interest credited associated with the reinsurance of EIAs due to improved equity market performance. The effect on interest credited related to equity options is substantially offset by a corresponding increase in investment income.
Capital Solutions
Income before income taxes for the U.S. and Latin America Capital Solutions’ business for the three months ended March 31, 2021, was consistent with the three months ended March 31, 2020, as the growth from new transactions was offset by the termination of certain transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
•As of March 31, 2021 and 2020, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $22.0 billion and $18.1 billion, respectively.

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

For the three months ended March 31,
(dollars in millions)	2021	2020	2021 vs 2020
Revenues:
Net premiums	$303	$281	$22
Investment income, net of related expenses	60	50	10
Investment related gains (losses), net	2	(12)	14
Other revenues	4	1	3
Total revenues	369	320	49
Benefits and expenses:
Claims and other policy benefits	284	240	44
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	45	45	—
Other operating expenses	10	9	1
Total benefits and expenses	339	294	45
Income (loss) before income taxes	$30	$26	$4
•The increase in income before income taxes for the three months ended March 31, 2021, as compared to the same period in 2020 is primarily due to increases in net premiums in the Canada Traditional segment and investment related gains. These increases are mostly offset by increased claims and other policy benefits associated with the COVID-19 pandemic.
•While foreign currency fluctuations can result in variances in the financial statement line items, fluctuation in the Canadian dollar did not result in a material change in income before income taxes for the three months ended March 31, 2021. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2021	2020	2021 vs 2020
Revenues:
Net premiums	$280	$260	$20
Investment income, net of related expenses	60	49	11
Investment related gains (losses), net	2	(12)	14
Other revenues	1	(1)	2
Total revenues	343	296	47
Benefits and expenses:
Claims and other policy benefits	266	220	46
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	45	45	—
Other operating expenses	8	8	—
Total benefits and expenses	319	273	46
Income (loss) before income taxes	$24	$23	$1
Key metrics:
Life insurance in force	$460.1 billion	$389.5 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	95.0%	84.6%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	16.1%	17.3%
Other operating expenses as a percentage of net premiums	2.9%	3.1%
The increase in income before income taxes for the three months ended March 31, 2021, is primarily due to increases in net premiums and investment related gains (losses), net, offset by less favorable individual life mortality experience as compared to 2020.
Revenues

•The segment added new life business production, measured by face amount of insurance in force, of $14.2 billion, and $12.2 billion during the first three months of 2021 and 2020, respectively.
•The increase in net investment income was primarily due to increased variable investment income and an increase in the invested asset base due to growth in the underlying business volume partially offset by a decline in interest rates. The change in investment related gains (losses) is primarily attributable to an increase in the fair value of credit default derivatives due to the tightening of credit spreads.
Benefits and expenses
•The increase in the loss ratio for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to unfavorable claims experience in the individual mortality line of business, attributed primarily to the COVID-19 pandemic. While the cause of death is not yet available for all claims, the Company estimates that approximately $26 million of excess claims for the three months ended March 31, 2021, were attributable to COVID-19 or COVID-19 related factors.
Financial Solutions Reinsurance

For the three months ended March 31,
(dollars in millions)	2021	2020	2021 vs 2020
Revenues:
Net premiums	$23	$21	$2
Investment income, net of related expenses	—	1	(1)
Investment related gains (losses), net	—	—	—
Other revenues	3	2	1
Total revenues	26	24	2
Benefits and expenses:
Claims and other policy benefits	18	20	(2)
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—
Other operating expenses	2	1	1
Total benefits and expenses	20	21	(1)
Income (loss) before income taxes	$6	$3	$3
The increase in income before income taxes was primarily a result of favorable mortality experience on longevity business for the three months ended March 31, 2021, as compared to the same period in 2020.
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

For the three months ended March 31,
(dollars in millions)	2021	2020	2021 vs 2020
Revenues:
Net premiums	$517	$443	$74
Investment income, net of related expenses	68	47	21
Investment related gains (losses), net	16	(6)	22
Other revenues	2	1	1
Total revenues	603	485	118
Benefits and expenses:
Claims and other policy benefits	544	387	157
Interest credited	(1)	(17)	16
Policy acquisition costs and other insurance expenses	31	31	—
Other operating expenses	37	37	—
Total benefits and expenses	611	438	173
Income (loss) before income taxes	$(8)	$47	$(55)

•The decrease in income before income taxes for the three months ended March 31, 2021, as compared to the same period in 2020 was primarily due to unfavorable mortality experience due to the COVID-19 pandemic partially offset by an increase in net premiums, investment income and investment related gains.
•While foreign currency fluctuations can result in variances in the financial statement line items, fluctuations in foreign currency did not have a material impact on income before income taxes for the three months ended March 31, 2021. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2021	2020	2021 vs 2020
Revenues:
Net premiums	$438	$390	$48
Investment income, net of related expenses	20	19	1
Investment related gains (losses), net	—	—	—
Other revenues	(1)	(2)	1
Total revenues	457	407	50
Benefits and expenses:
Claims and other policy benefits	469	334	135
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	29	30	(1)
Other operating expenses	27	26	1
Total benefits and expenses	525	390	135
Income (loss) before income taxes	$(68)	$17	$(85)
Key metrics:
Life insurance in force	$830.8 billion	$763.1 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	107.1%	85.6%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	6.6%	7.7%
Other operating expenses as a percentage of net premiums	6.2%	6.7%
The decrease in income before income taxes for the three months ended March 31, 2021, as compared to the same period in 2020 is primarily due to unfavorable mortality experience, partially offset by an increase in net premiums.
Revenues
•The increase in net premiums was due to an in increase in business volume on new and existing treaties.
•The segment added new life business production, measured by face amount of insurance in force, of $27.6 billion, and $32.9 billion during the three months ended March 31, 2021, and the same period in 2020, respectively.
Benefits and expenses
•The increase in the loss ratio for the first three months of 2021 is due to unfavorable mortality experience primarily attributable to COVID-19. While the cause of death is not available for all claims, the Company estimates that approximately $98 million of excess claims for the three months ended March 31, 2021, were attributable to COVID-19 or COVID-19 related factors.
Financial Solutions

For the three months ended March 31,
(dollars in millions)	2021	2020	2021 vs 2020
Revenues:
Net premiums	$79	$53	$26
Investment income, net of related expenses	48	28	20
Investment related gains (losses), net	16	(6)	22
Other revenues	3	3	—
Total revenues	146	78	68
Benefits and expenses:
Claims and other policy benefits	75	53	22
Interest credited	(1)	(17)	16
Policy acquisition costs and other insurance expenses	2	1	1
Other operating expenses	10	11	(1)
Total benefits and expenses	86	48	38
Income (loss) before income taxes	$60	$30	$30

The increase in income before income taxes for the first three months was primarily due to new business activity and investment related gains on the investments supporting the segment’s payout annuity business.
Revenues
•The increase in net premiums was primarily due to increased volumes of closed longevity block business.
•The increase in net investment income was primarily related to higher income associated with unit-linked policies which fluctuate with market performance and is offset by an increase in interest credited.
•The increase in net investment related gains was primarily due to increases in the fair market value of derivatives.
Benefits and expenses
•The increase in claims and other policy benefits is the result of increased volumes of closed longevity block business and some unfavorable experience from payout annuity business.
•The increase in benefits and expenses is also related to an increase in interest credited. Interest credited in this segment relates to amounts credited to the contract holders of unit-linked products. This amount will fluctuate according to contract holder investment selections, equity returns and interest rates. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
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

For the three months ended March 31,
(dollars in millions)	2021	2020	2021 vs 2020
Revenues:
Net premiums	$662	$710	$(48)
Investment income, net of related expenses	61	44	17
Investment related gains (losses), net	11	(33)	44
Other revenues	17	14	3
Total revenues	751	735	16
Benefits and expenses:
Claims and other policy benefits	564	617	(53)
Interest credited	15	13	2
Policy acquisition costs and other insurance expenses	54	63	(9)
Other operating expenses	49	43	6
Total benefits and expenses	682	736	(54)
Income (loss) before income taxes	$69	$(1)	$70
•The increase in income before taxes as compared to the same period in 2020 was the result of favorable claims experience across the segment as compared to the prior year, as well as income from new business growth within the Financial Solutions business.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $2 million increase in income before income taxes during the three months ended March 31, 2021. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2021	2020	2021 vs 2020
Revenues:
Net premiums	$609	$636	$(27)
Investment income, net of related expenses	33	27	6
Investment related gains (losses), net	(1)	—	(1)
Other revenues	6	4	2
Total revenues	647	667	(20)
Benefits and expenses:
Claims and other policy benefits	518	555	(37)
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	43	49	(6)
Other operating expenses	45	39	6
Total benefits and expenses	606	643	(37)
Income (loss) before income taxes	$41	$24	$17
Key metrics:
Life insurance in force	$521.0 billion	$635.6 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	85.1%	87.3%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	7.1%	7.7%
Other operating expenses as a percentage of net premiums	7.4%	6.1%
The increase in income before income taxes is primarily the result of net favorable claims experience across the segment, partially offset by a decrease in net premiums.
Revenues
•The decrease in net premiums was primarily due to premium reductions in Australia group business as a result of the non-renewal of two large group treaties effective June 30, 2020.
•The segment added new life business production, measured by face amount of insurance in force, of $7.6 billion, and $15.7 billion during the three months ended March 31, 2021 and 2020, respectively, due to new business production and in force transactions offset by lapses, recaptures and non-renewal of two large group treaties in Australia.
Benefits and expenses
•The decrease in the loss ratio for the three months ended March 31, 2021, as compared to the same period in 2020 was primarily due to favorable claims experience across the segment. While the cause of death is not yet available for all claims, the Company estimates that approximately $5 million of claims for the three months ended March 31, 2021, were attributable to COVID-19 or COVID-19 related factors, primarily in India.
Financial Solutions

For the three months ended March 31,
(dollars in millions)	2021	2020	2021 vs 2020
Revenues:
Net premiums	$53	$74	$(21)
Investment income, net of related expenses	28	17	11
Investment related gains (losses), net	12	(33)	45
Other revenues	11	10	1
Total revenues	104	68	36
Benefits and expenses:
Claims and other policy benefits	46	62	(16)
Interest credited	15	13	2
Policy acquisition costs and other insurance expenses	11	14	(3)
Other operating expenses	4	4	—
Total benefits and expenses	76	93	(17)
Income (loss) before income taxes	$28	$(25)	$53

The increase in income before income taxes is primarily due to favorable fluctuations in the fair value of derivatives and continued growth and favorable experience on existing asset-intensive business in Asia. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.6 billion and $3.8 billion for the three months ended March 31, 2021 and 2020, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Revenues
•The decrease in net premiums is attributable to a lower contribution from single premium asset-intensive transactions in the three months ended March 31, 2021, as compared to the same period in 2020.
•The increase in investment related gains (losses), net is primarily due to favorable fluctuations in the fair value of derivatives due to tightening credit spreads and higher future inflation expectations.
Benefits and expenses
•The decrease in claims and other policy benefits is the result of a lower reserve impact from single premium asset-intensive transactions in the three months ended March 31, 2021, as compared to the same period in 2020.
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

For the three months ended March 31,
(dollars in millions)	2021	2020	2021 vs 2020
Revenues:
Net premiums	$—	$—	$—
Investment income, net of related expenses	158	58	100
Investment related gains (losses), net	273	(67)	340
Other revenues	10	1	9
Total revenues	441	(8)	449
Benefits and expenses:
Claims and other policy benefits	—	—	—
Interest credited	1	2	(1)
Policy acquisition costs and other insurance income	(28)	(28)	—
Other operating expenses	70	62	8
Interest expense	45	41	4
Collateral finance and securitization expense	3	6	(3)
Total benefits and expenses	91	83	8
Loss before income taxes	$350	$(91)	$441
The increase in income before income taxes is primarily due to an increase in total revenues.
Revenues
•The increase in net investment income includes a reclassification of approximately $92 million of pre-tax unrealized gains on certain limited partnerships, for which the Company uses the equity method of accounting, from AOCI to net investment income. The unrealized gains should have been recognized directly in net investment income in the same prior periods they were reported as earnings by the investees. The remaining increase is attributable to higher investment income on Corporate invested assets due to a higher asset base and higher yield.

•The increase in investment related gains (losses), net, includes $104 million of changes in the carrying value of investments in limited partnerships considered to be investment companies, $70 million of which relates to an adjustment to the carrying value from cost less impairments to a fair value approach, using the net asset value (“NAV”) per share or its equivalent, which should have been recognized in prior periods. The remaining increase is attributable to gains on sales of fixed maturity securities of $144 million, a decrease in the valuation allowance on mortgage loans, as a result of assumption updates due to the improving view of the impact of the COVID-19 pandemic, and favorable changes in the fair value of derivatives.
Liquidity and Capital Resources
Overview
The Company believes that cash flows from the source of funds available to it will provide sufficient cash flows for the next twelve months to satisfy the current liquidity requirements of the Company under various scenarios that include the potential risk of early recapture of reinsurance treaties, market events and higher than expected claims associated with the pandemic. Given the uncertainty associated with the COVID-19 pandemic and the related volatility in the financial markets, the Company continues to maintain a higher cash and cash equivalent balance than its historical balances. The Company performs periodic liquidity stress testing to ensure its asset portfolio includes sufficient high quality liquid assets that could be utilized to bolster its liquidity position under stress scenarios. These assets could be utilized as collateral for secured borrowing transactions with various third parties or by selling the securities in the open market if needed. The Company’s liquidity requirements have been and will continue to be funded through net cash flows from operations. However, in the event of significant unanticipated cash requirements, see “the COVID-19 Pandemic” for more information, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These alternatives include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, preferred securities or common equity and, the sale of invested assets subject to market conditions.
Current Market Environment
The Company’s average investment yield, excluding spread business, for the three months ended March 31, 2021, was 5.67%, 159 basis points above the same period in 2020. The increase in average yield is primarily attributable to the aforementioned accounting correction associated with equity method limited partnerships, and an increase in the average invested asset base and overall yield. However, the current interest rate environment continues to put downward pressure on the Company’s investment yield. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity securities available-for-sale decreased from $7.4 billion at December 31, 2020, to $4.7 billion at March 31, 2021, due to tightening credit spreads. Additionally, gross unrealized losses increased from $0.2 billion at December 31, 2020, to $0.5 billion at March 31, 2021.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on fixed maturity securities of $4.7 billion remain well in excess of gross unrealized losses of $0.5 billion as of March 31, 2021. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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

	Three months ended March 31,
	2021	2020
Interest expense	$52	$50
Capital contributions to subsidiaries	4	15
Dividends to shareholders	48	44
Repurchases of treasury stock	—	153
Interest and dividend income	32	226

	March 31, 2021	December 31, 2020
Cash and invested assets	$1,176	$1,308
See Item 15, Schedule II – “Condensed Financial Information of the Registrant” in the 2020 Annual Report for additional financial information related to RGA.
The undistributed earnings of substantially all of the Company’s foreign subsidiaries have been reinvested indefinitely in those non-U.S. operations, as described in Note 9 – “Income Tax” in the Notes to Consolidated Financial Statements in the 2020 Annual Report. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds are repatriated.
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
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Three months ended March 31,
	2021	2020
Dividends to shareholders	$48	$44
Repurchases of common stock	—	153
Total amount paid to shareholders	$48	$197

Number of shares repurchased	—	1,074,413
Average price per share	$—	$142.05
In April 2021, RGA’s board of directors declared a quarterly dividend of $0.70 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
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

As of March 31, 2021 and December 31, 2020, the Company had $3.6 billion, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of March 31, 2021 and December 31, 2020, the average interest rate on long-term debt outstanding was 4.54%. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in August 2023. As of March 31, 2021, the Company had no cash borrowings outstanding and $21 million in issued, but undrawn, letters of credit under this facility.
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
Credit and Committed Facilities
At March 31, 2021, the Company maintained an $850 million syndicated revolving credit facility in addition to committed letter of credit facilities aggregating $1.2 billion. See Note 13 – “Debt” in the Notes to Consolidated Financial Statements in the 2020 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At March 31, 2021, there were approximately $23 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2021, $1.5 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand drawing funds under a revolving credit facility, under which the Company had availability of $829 million as of March 31, 2021. The Company also has $349 million of funds available through collateralized borrowings from the FHLB as of March 31, 2021. As of March 31, 2021, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements in the 2020 Annual Report). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its recent action to increase cash and cash equivalents along with its current sources of liquidity are adequate to meet its cash requirements for the next 12 months, despite the uncertainty associated with the pandemic.
Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are summarized as follows:

	For the three months ended March 31,
	2021	2020
	(Dollars in millions)
Sources:
Net cash provided by operating activities	2,366	2,207
Exercise of stock options, net	—	1
Change in cash collateral for derivative positions and other arrangements	—	51
Cash provided by changes in universal life and other
investment type policies and contracts	—	475
Total sources	2,366	2,734

Uses:
Net cash used in investing activities	2,492	1,096
Dividends to stockholders	48	44
Repayment of collateral finance and securitization notes	42	19
Principal payments of long-term debt	1	1
Purchases of treasury stock	1	156
Change in cash collateral for derivative positions and other arrangements	25	—
Cash used for changes in universal life and other
investment type policies and contracts	26	—
Effect of exchange rate changes on cash	17	47
Total uses	2,652	1,363
Net change in cash and cash equivalents	(286)	1,371
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2020 Annual Report.
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
The Company’s liquidity position (cash and cash equivalents and short term investments) was $3.3 billion and $3.6 billion at March 31, 2021 and December 31, 2020, respectively. Given the uncertainty associated with the COVID-19 pandemic and the related volatility in the financial markets, the Company has increased its liquidity position. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $86 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.8 billion at March 31, 2021 and December 31, 2020, which is included in interest sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

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
Effects of COVID-19
Credit markets continued to recover during the first three months of 2021 following the disruption in the global financial markets caused by the COVID-19 pandemic. The Company has exposure to some of the asset classes and industries most affected by the COVID-19 pandemic such as commercial mortgage loans, emerging market debt, energy, and airlines; however, the Company’s primary exposure in these asset classes is of high quality assets. During the quarter, the Company decreased its valuation allowance on its commercial mortgage loan portfolio by approximately $17 million to reflect the updated outlook from the COVID-19 pandemic. The Company continues to monitor and evaluate the impact of the COVID-19 pandemic on its investment portfolio and is working closely with its borrowers to evaluate any short-term cash flow issues.
Portfolio Composition
The Company had total cash and invested assets of $75.5 billion and $75.8 billion as of March 31, 2021 and December 31, 2020, respectively, as illustrated below (dollars in millions):

	March 31, 2021	% of Total	December 31, 2020	% of Total
Fixed maturity securities, available-for-sale	$56,426	74.7%	$56,735	74.8%
Equity securities	135	0.2	132	0.2
Mortgage loans on real estate	6,001	7.9	5,787	7.6
Policy loans	1,253	1.7	1,258	1.7
Funds withheld at interest	5,459	7.2	5,432	7.2
Short-term investments	157	0.2	227	0.3
Other invested assets	2,983	4.0	2,829	3.7
Cash and cash equivalents	3,122	4.1	3,408	4.5
Total cash and invested assets	$75,536	100.0%	$75,808	100.0%
Investment Yield
The following table presents consolidated average invested assets at amortized cost, net investment income, investment yield, variable investment income (“VII”), and investment yield excluding VII, which can vary significantly from period to period (dollars in millions). The table excludes spread related business. Spread related business is primarily associated with contracts on which the Company earns an interest rate spread between assets and liabilities. To varying degrees, fluctuations in the yield on other spread related business is generally subject to corresponding adjustments to the interest credited on the liabilities.

	Three months ended March 31,
	2021	2020	Increase/ (Decrease)
Average invested assets at amortized cost	$33,367	$29,728	$3,639
Net investment income	$463	$299	$164
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	5.67%	4.08%	159 bps
VII (included in net investment income)	$162	$3	$159
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	3.79%	4.19%	(40) bps

Investment yield increased for the three months ended March 31, 2021, in comparison to the same period in the prior year, primarily due to increased variable income from limited partnerships and real estate joint ventures, which are included in other invested assets on the condensed consolidated balance sheets. Investment yield excluding variable investment income decreased for the three months ended March 31, 2021, in comparison to the same period in the prior year, primarily due to the continued low interest rate environment.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of March 31, 2021 and December 31, 2020.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). RMBS, ABS, and CMBS are collectively “structured securities.” As of March 31, 2021 and December 31, 2020, approximately 93.7% and 94.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The Company owns floating rate securities that represent approximately 5.3% and 5.6% of the total fixed maturity securities as of March 31, 2021 and December 31, 2020, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 62.5% and 63.9% of total fixed maturity securities as of March 31, 2021 and December 31, 2020, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of March 31, 2021 and December 31, 2020.
As of March 31, 2021, the Company’s investments in Canadian government securities represented 8.3% of the fair value of total fixed maturity securities compared to 9.1% of the fair value of total fixed maturities as of December 31, 2020. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
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

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of March 31, 2021 and December 31, 2020 was as follows (dollars in millions):

		March 31, 2021			December 31, 2020
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$31,323	$34,096	60.4%	$29,770	$34,589	60.9%
2	BBB	17,402	18,799	33.3	16,440	18,751	33.1
3	BB	2,622	2,704	4.8	2,480	2,588	4.6
4	B	695	669	1.2	713	697	1.2
5	CCC and lower	170	145	0.3	131	102	0.2
6	In or near default	17	13	—	14	8	—
	Total	$52,229	$56,426	100.0%	$49,548	$56,735	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of March 31, 2021 and December 31, 2020 (dollars in millions):

	March 31, 2021			December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
RMBS:
Agency	$659	$701	10.7%	$686	$744	11.0%
Non-agency	877	890	13.4	1,049	1,073	15.8
Total RMBS	1,536	1,591	24.1	1,735	1,817	26.8
ABS:
Collateralized loan obligations (“CLOs”)	1,603	1,593	24.2	1,707	1,689	24.9
ABS, excluding CLOs	1,553	1,558	23.7	1,392	1,403	20.7
Total ABS	3,156	3,151	47.9	3,099	3,092	45.6
CMBS	1,774	1,840	28.0	1,790	1,868	27.6
Total	$6,466	$6,582	100.0%	$6,624	$6,777	100.0%
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
As of March 31, 2021 and December 31, 2020, the Company had $490 million and $197 million, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have expected credit losses will record an allowance for credit losses in the amount that the fair value is less than the amortized cost.

Mortgage Loans on Real Estate
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Most of the mortgage loans in the Company’s portfolio range in size up to $30 million, with the average mortgage loan investment as of March 31, 2021, totaling approximately $10 million. For the quarter ended March 31, 2021, the Company decreased its valuation allowance on its commercial mortgage loan portfolio by approximately $17 million to reflect the updated outlook from the COVID-19 pandemic.  The Company continues to monitor and evaluate the impact of COVID-19 pandemic on its investment portfolio and is working closely with its borrowers to evaluate any short-term cash flow issues. For the three months ended March 31, 2021, the Company modified the payment terms of one commercial mortgage loan, with a carrying value of approximately $10 million in response to COVID-19. For the year ended December 31, 2020, the Company modified the payments terms of approximately 52 commercial mortgage loans, with a carrying value of approximately $660 million in response to COVID-19. These loans met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and were not considered a troubled debt restructuring. In accordance with the CARES Act criteria, these loans was not more than 30 days past due at December 31, 2019, and the modifications included deferral or delayed payments of principal or interest on the loan.
As of March 31, 2021 and December 31, 2020, the Company’s mortgage loans, gross of unamortized deferred loan origination fees and expenses and valuation allowances, were distributed geographically as follows (dollars in millions):

	March 31, 2021		December 31, 2020
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,317	38.3%	$2,253	38.5%
South	2,097	34.6	2,040	34.8
Midwest	1,055	17.4	1,027	17.5
Northeast	287	4.7	277	4.7
Subtotal - U.S.	5,756	95.0	5,597	95.5
Canada	194	3.2	188	3.2
United Kingdom	108	1.8	76	1.3
Total	$6,058	100.0%	$5,861	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2020 Annual Report for information regarding the Company’s policy for valuation allowances and impairments on mortgage loans.
See “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding valuation allowances and impairments.
Impairments and Allowance for Credit Losses
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2020 Annual Report for additional information. The table below summarizes impairments and changes in allowance for credit losses on fixed maturity securities, other impairment losses and changes in the mortgage loan provision for the three months ended March 31, 2021 and 2020 (dollars in millions).

	Three months ended March 31,
	2021	2020
Impairments and change in allowance for credit losses	$2	$34
Other impairment losses and changes in provision	(1)	—
Change in mortgage loan provision	(17)	13
Total	$(16)	$47
The change in mortgage loan provision for the three months ended March 31, 2021, was primarily due to a decrease in the mortgage loan valuation allowance to reflect the updated outlook from the COVID-19 pandemic. The impairments and change in allowance for credit losses on fixed maturity securities for the three months ended March 31, 2020, were primarily related to high-yield securities as a result of the uncertainty in the global markets due to the COVID-19 pandemic. In addition, the change in mortgage loan provision for the three months ended March 31, 2020, was primarily due to an increase in the mortgage loan valuation allowance to reflect the estimated impact from the COVID-19 pandemic.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of March 31, 2021 and December 31, 2020.
As of March 31, 2021 and December 31, 2020, the Company classified approximately 6.3% and 5.9%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, and Canadian provincial strip bonds with inactive trading markets.
See “Securities Borrowing, Lending and Repurchase Agreements” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending, and repurchase/reverse repurchase programs.
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
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of March 31, 2021 and December 31, 2020. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts, fair value option (“FVO”) contractholder-directed unit-linked investments, and FHLB common stock. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of March 31, 2021 and December 31, 2020.
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
See Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of March 31, 2021 and December 31, 2020.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of March 31, 2021, the Company had credit exposure of $18 million.
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
The Company holds $958 million and $935 million, of lifetime mortgages, net of valuation allowances, as of March 31, 2021 and December 31, 2020, respectively, in beneficial interests in lifetime mortgages in the UK. Investment income includes $13 million and $10 million in interest income earned on lifetime mortgages for the three months ended March 31, 2021 and 2020, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
New Accounting Standards
See Note 13 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product.  As of March 31, 2021, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2020, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of the Company’s workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on internal controls over financial reporting during the most recent quarter. The Company continues to monitor and assess the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

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
ITEM 1A.  Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 2020 Annual Report.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended March 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2021 – January 31, 2021	8,600	$111.17	—	$167,573,148
February 1, 2021 – February 29, 2021	3,834	$114.24	—	$167,573,148
March 1, 2021 – March 31, 2021	1,355	$128.09	—	$167,573,148
(1)RGA had no repurchases of common stock under its share repurchase program during January, February and March 2021. The Company net settled – issuing 24,675, 14,015 and 3,441 shares from treasury and repurchasing from recipients 8,600, 3,834 and 1,355 shares in January, February and March 2021, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
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
ITEM 6.  Exhibits
See index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Amended and Restated Articles of Incorporation, effective as of May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed on May 22, 2020 (File No. 1-11848)

3.1(ii)	Certificate of Designation Termination, effective as of May 21, 2020, incorporated by reference to Exhibit 3.1(ii) to Current Report on Form 8-K filed on May 22, 2020 (File No. 1-11848)

3.2	Amended and Restated Bylaws, effective as of May 23, 2018, incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 24, 2018 (File No. 1-11848)

10.1	Form of Performance Contingent Share Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017*

10.2	Form of Restricted Stock Unit Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017*

10.3	Form of Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017*

10.4	Form of Non-Qualified Stock Option Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017*

10.5	Form of Performance Share Unit Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017*

10.6	Form of Restricted Share Unit Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: May 7, 2021	By:	/s/ Anna Manning
Anna Manning
President & Chief Executive Officer
(Principal Executive Officer)
Date: May 7, 2021	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)