Form 10-Q
period 2021-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2021-08-05
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
 OR
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
As of July 31, 2021, 67,996,937 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
	(Dollars in millions, except share data)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $52,797 and $49,548; allowance for credit losses of $16 and $20)	$58,287	$56,735
Equity securities, at fair value	147	132
Mortgage loans on real estate (net of allowance for credit losses of $45 and $64)	6,481	5,787
Policy loans	1,254	1,258
Funds withheld at interest	7,049	5,432
Short-term investments	184	227
Other invested assets	2,924	2,829
Total investments	76,326	72,400
Cash and cash equivalents	3,254	3,408
Accrued investment income	525	511
Premiums receivable and other reinsurance balances	3,102	2,842
Reinsurance ceded receivables	1,093	983
Deferred policy acquisition costs	3,622	3,616
Other assets	1,022	896
Total assets	$88,944	$84,656
Liabilities and Stockholders’ Equity
Future policy benefits	$33,761	$31,453
Interest-sensitive contract liabilities	26,161	23,276
Other policy claims and benefits	6,795	6,413
Other reinsurance balances	531	598
Deferred income taxes	2,699	3,263
Other liabilities	2,057	1,340
Long-term debt	3,173	3,573
Collateral finance and securitization notes	323	388
Total liabilities	75,500	70,304
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock – par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at June 30, 2021 and December 31, 2020	1	1
Additional paid-in capital	2,430	2,406
Retained earnings	8,531	8,148
Treasury stock, at cost – 17,313,661 and 17,353,697 shares	(1,559)	(1,562)
Accumulated other comprehensive income	4,041	5,359
Total stockholders’ equity	13,444	14,352
Total liabilities and stockholders’ equity	$88,944	$84,656
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:	(Dollars in millions, except per share data)
Net premiums	$3,098	$2,790	$6,012	$5,609
Investment income, net of related expenses	759	645	1,571	1,239
Investment related gains (losses), net	112	81	414	(204)
Other revenues	168	90	259	166
Total revenues	4,137	3,606	8,256	6,810
Benefits and Expenses:
Claims and other policy benefits	2,813	2,700	6,005	5,364
Interest credited	218	187	364	333
Policy acquisition costs and other insurance expenses	339	290	672	538
Other operating expenses	240	188	454	383
Interest expense	43	42	88	83
Collateral finance and securitization expense	2	4	5	10
Total benefits and expenses	3,655	3,411	7,588	6,711
Income before income taxes	482	195	668	99
Provision for income taxes	138	37	185	29
Net income	$344	$158	$483	$70
Earnings per share:
Basic earnings per share	$5.06	$2.49	$7.11	$1.12
Diluted earnings per share	$5.02	$2.48	$7.06	$1.11
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Comprehensive income (loss)	(Dollars in millions)
Net income	$344	$158	$483	$70
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19	13	49	(118)
Net unrealized investment gains (losses)	1,020	2,663	(1,367)	790
Defined benefit pension and postretirement plan adjustments	—	(5)	—	(8)
Total other comprehensive income (loss), net of tax	1,039	2,671	(1,318)	664
Total comprehensive income (loss)	$1,383	$2,829	$(835)	$734
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions except per share amounts)
(Unaudited)

	Three months ended June 30, 2021 and 2020
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, March 31, 2021	$1	$2,411	$8,235	$(1,559)	$3,002	$12,090
Net income			344			344
Total other comprehensive income (loss)					1,039	1,039
Dividends to stockholders, $0.70 per share			(47)			(47)
Purchase of treasury stock				(1)		(1)
Reissuance of treasury stock		19	(1)	1		19
Balance, June 30, 2021	$1	$2,430	$8,531	$(1,559)	$4,041	$13,444

Balance, March 31, 2020	$1	$1,942	$7,802	$(1,574)	$1,130	$9,301
Net income			158			158
Total other comprehensive income (loss)					2,671	2,671
Dividends to stockholders, $0.70 per share			(43)			(43)
Issuance of common stock, net of expenses		481				481
Purchase of treasury stock				(6)		(6)
Reissuance of treasury stock		(10)	(16)	17		(9)
Balance, June 30, 2020	$1	$2,413	$7,901	$(1,563)	$3,801	$12,553

	Six months ended June 30, 2021 and 2020
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2020	$1	$2,406	$8,148	$(1,562)	$5,359	$14,352
Adoption of new accounting standards			—			—
Net income			483			483
Total other comprehensive income (loss)					(1,318)	(1,318)
Dividends to stockholders, $1.40 per share			(95)			(95)
Issuance of common stock, net of expenses						—
Purchase of treasury stock				(2)		(2)
Reissuance of treasury stock		24	(5)	5		24
Balance, June 30, 2021	$1	$2,430	$8,531	$(1,559)	$4,041	$13,444

Balance, December 31, 2019	$1	$1,937	$7,952	$(1,426)	$3,137	$11,601
Adoption of new accounting standards			(12)			(12)
Net income			70			70
Total other comprehensive income (loss)					664	664
Dividends to stockholders, $1.40 per share			(87)			(87)
Issuance of common stock, net of expenses		481				481
Purchase of treasury stock				(162)		(162)
Reissuance of treasury stock		(5)	(22)	25		(2)
Balance, June 30, 2020	$1	$2,413	$7,901	$(1,563)	$3,801	$12,553

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2021	2020
	(Dollars in millions)
Net cash provided by (used in) operating activities	$2,330	$2,579
Cash flows from investing activities:
Sales of fixed maturity securities available-for-sale	7,235	3,835
Maturities of fixed maturity securities available-for-sale	545	406
Sales of equity securities	3	180
Principal payments and sales of mortgage loans on real estate	417	283
Principal payments on policy loans	12	15
Purchases of fixed maturity securities available-for-sale	(9,885)	(4,875)
Purchases of equity securities	(1)	(21)
Cash invested in mortgage loans on real estate	(783)	(604)
Cash invested in policy loans	(8)	(6)
Cash invested in funds withheld at interest	(52)	(49)
Proceeds from sale of businesses, net of cash transferred of $43	19	—
Purchases of property and equipment	(10)	(11)
Change in short-term investments	223	(19)
Change in other invested assets	112	(158)
Net cash provided by (used in) investing activities	(2,173)	(1,024)
Cash flows from financing activities:
Dividends to stockholders	(95)	(87)
Proceeds from issuance of common stock, net	—	481
Repayment of collateral finance and securitization notes	(65)	(160)
Proceeds from long-term debt issuance	—	598
Debt issuance costs	—	(5)
Principal payments of long-term debt	(401)	(1)
Purchases of treasury stock	(2)	(162)
Exercise of stock options, net	—	1
Change in cash collateral for derivative positions and other arrangements	184	93
Deposits on universal life and other investment type policies and contracts	599	1,004
Withdrawals on universal life and other investment type policies and contracts	(520)	(429)
Net cash provided by (used in) financing activities	(300)	1,333
Effect of exchange rate changes on cash	(11)	(24)
Change in cash and cash equivalents	(154)	2,864
Cash and cash equivalents, beginning of period	3,408	1,449
Cash and cash equivalents, end of period	$3,254	$4,313
Supplemental disclosures of cash flow information:
Interest paid	$85	$80
Income taxes paid (received), net of refunds	$185	$(12)
Non-cash investing activities:
Transfer of invested assets	$1,557	$—
Sale of businesses:
Assets disposed, net of cash transferred	$(512)	$—
Liabilities disposed	$504	$—
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
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Earnings:
Net income	$344	$158	$483	$70
Shares:
Weighted average outstanding shares	68	63	68	63
Equivalent shares from outstanding stock options	1	1	1	1
Denominator for diluted calculation	69	64	69	64
Earnings per share:
Basic	$5.06	$2.49	$7.11	$1.12
Diluted	$5.02	$2.48	$7.06	$1.11

The calculation of common equivalent shares does not include the impact of stock awards with a conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 0.9 million and 1.3 million stock awards and approximately 0.5 million performance contingent shares were excluded from the calculation of common equivalent shares during the three and six month periods ended June 30, 2021, respectively.

3.    Equity
Common Stock
The changes in the number of common stock issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2020	85,310,598	17,353,697	67,956,901
Issuance of common stock	—	—	—
Common stock acquired	—	—	—
Stock-based compensation (1)	—	(40,036)	40,036
Balance, June 30, 2021	85,310,598	17,313,661	67,996,937

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2019	79,137,758	16,481,656	62,656,102
Issuance of common stock	6,172,840	—	6,172,840
Common stock acquired	—	1,074,413	(1,074,413)
Stock-based compensation (1)	—	(181,330)	181,330
Balance, June 30, 2020	85,310,598	17,374,739	67,935,859
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
In January 2019, RGA’s board of directors authorized a repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. On August 3, 2021, the Company announced the lifting of the existing suspension on share repurchases. During the six months ended June 30, 2021, RGA did not repurchase any shares of common stock under this program. During the first six months of 2020, RGA repurchased 1,074,413 shares of common stock under this program for $153 million.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2021 and 2020 are as follows (dollars in millions):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2020	$(69)	$5,500	$(72)	$5,359
Other comprehensive income (loss) before reclassifications	55	(1,607)	(3)	(1,555)
Amounts reclassified to (from) AOCI	—	(154)	3	(151)
Deferred income tax benefit (expense)	(6)	394	—	388
Balance, June 30, 2021	$(20)	$4,133	$(72)	$4,041

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2019	$(92)	$3,299	$(70)	$3,137
Other comprehensive income (loss) before reclassifications	(116)	1,034	(12)	906
Amounts reclassified to (from) AOCI	—	—	2	2
Deferred income tax benefit (expense)	(2)	(244)	2	(244)
Balance, June 30, 2020	$(210)	$4,089	$(78)	$3,801
(1)Includes cash flow hedges of $(40) and $(49) as of June 30, 2021 and December 31, 2020, respectively, and $(74) and $(26) as of June 30, 2020 and December 31, 2019, respectively. See Note 5 – “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three and six months ended June 30, 2021 and 2020 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,
Details about AOCI Components	2021	2020	2021	2020	Affected Line Item in Statements of Income
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$26	$11	$183	$(28)	Investment related gains (losses), net
Cash flow hedges – Interest rate	—	(1)	(2)	(1)	(1)
Cash flow hedges – Currency/Interest rate	(4)	—	(4)	—	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	19	131	(23)	29	(2)
Total	41	141	154	—
Provision for income taxes	(9)	(29)	(33)	(2)
Net unrealized gains (losses), net of tax	$32	$112	$121	$(2)
Amortization of defined benefit plan items:
Prior service cost (credit)	$1	$1	$1	$1	(3)
Actuarial gains (losses)	(3)	(2)	(4)	(3)	(3)
Total	(2)	(1)	(3)	(2)
Provision for income taxes	1	—	1	—
Amortization of defined benefit plans, net of tax	$(1)	$(1)	$(2)	$(2)

Total reclassifications for the period	$31	$111	$119	$(4)
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
Equity Based Compensation
Equity compensation expense was $24 million and $(5) million in the first six months of 2021 and 2020, respectively. In the first quarter of 2021, the Company granted 200,239 stock appreciation rights at $129.01 weighted average exercise price per share, 167,883 performance contingent awards and 327,813 restricted stock units to employees. Performance contingent awards include both performance contingent shares and performance share units. Additionally, non-employee directors were granted a total of 8,154 shares of common stock. As of June 30, 2021, 1,633,693 share awards at a weighted average strike price per share of $96.87 were vested and exercisable, with a remaining weighted average exercise period of 4.4 years. As of June 30, 2021, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $56 million. It is estimated that these costs will vest over a weighted average period of 1.0 year.

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
The following tables provide information relating to investments in fixed maturity securities by type as of June 30, 2021 and December 31, 2020 (dollars in millions):

June 30, 2021:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$33,687	$11	$3,465	$137	$37,004	63.4%
Canadian government	3,303	—	1,602	2	4,903	8.4
RMBS	1,323	—	60	6	1,377	2.4
ABS	3,467	—	36	21	3,482	6.0
CMBS	1,774	1	102	6	1,869	3.2
U.S. government	1,295	—	47	24	1,318	2.3
State and political subdivisions	1,206	—	144	6	1,344	2.3
Other foreign government	6,742	4	317	65	6,990	12.0
Total fixed maturity securities	$52,797	$16	$5,773	$267	$58,287	100.0%

December 31, 2020:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$31,963	$17	$4,356	$94	$36,208	63.9%
Canadian government	3,145	—	1,995	—	5,140	9.1
RMBS	1,735	—	84	2	1,817	3.2
ABS	3,099	—	35	42	3,092	5.4
CMBS	1,790	3	102	21	1,868	3.3
U.S. government	1,242	—	196	1	1,437	2.5
State and political subdivisions	1,237	—	157	4	1,390	2.4
Other foreign government	5,337	—	479	33	5,783	10.2
Total fixed maturity securities	$49,548	$20	$7,404	$197	$56,735	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of June 30, 2021 and December 31, 2020, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$125	$135	$148	$162
Fixed maturity securities received as collateral	n/a	1,881	n/a	1,784
Assets in trust held to satisfy collateral requirements	27,929	30,749	27,675	31,179
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included the securities disclosed below, as of

June 30, 2021. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as well as the securities disclosed below as of December 31, 2020 (dollars in millions).

	June 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Government of Japan	$2,890	$2,879	$1,493	$1,491
Canadian province of Quebec	1,372	2,315	1,303	2,474
Canadian province of Ontario	1,097	1,477	1,054	1,528
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of June 30, 2021, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,143	$1,150
Due after one year through five years	8,350	8,887
Due after five years through ten years	10,565	11,518
Due after ten years	26,175	30,004
Structured securities	6,564	6,728
Total	$52,797	$58,287
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of June 30, 2021 and December 31, 2020 (dollars in millions):

June 30, 2021:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$12,479	$13,627	36.8%
Industrial	17,032	18,749	50.7
Utility	4,176	4,628	12.5
Total	$33,687	$37,004	100.0%

December 31, 2020:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$11,785	$13,236	36.6%
Industrial	16,274	18,435	50.9
Utility	3,904	4,537	12.5
Total	$31,963	$36,208	100.0%

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
The following table presents the rollforward of the allowance for credit losses in fixed maturity securities by type for the six months ended June 30, 2021 and 2020 (dollars in millions):

	Six months ended June 30, 2021
	Corporate	CMBS	Other Foreign Government	Total
Balance, beginning of period	$17	$3	$—	$20
Credit losses recognized on securities for which credit losses were not previously recorded	2	1	4	7
Reductions for securities sold during the period	(8)	(2)	—	(10)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	—	(1)	—	(1)
Balance, end of period	$11	$1	$4	$16

	Six months ended June 30, 2020
	Corporate	CMBS	Other Foreign Government	Total
Balance, beginning of period	$—	$—	$—	$—
Credit losses recognized on securities for which credit losses were not previously recorded	40	—	2	42
Reductions for securities sold during the period	(8)	—	(1)	(9)
Balance, end of period	$32	$—	$1	$33
Unrealized Losses for Fixed Maturity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,223 and 877 fixed maturity securities as of June 30, 2021 and December 31, 2020, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in millions):

	June 30, 2021		December 31, 2020
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$213	79.8%	$133	67.5%
20% or more for less than six months	2	0.7	42	21.3
20% or more for six months or greater	52	19.5	22	11.2
Total	$267	100.0%	$197	100.0%
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

The following tables present the estimated fair values and gross unrealized losses for fixed maturity securities that have estimated fair values below amortized cost as of June 30, 2021 and December 31, 2020 (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
June 30, 2021:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$2,596	$79	$168	$6	$2,764	$85
Canadian government	24	2	—	—	24	2
RMBS	261	5	21	1	282	6
ABS	800	4	754	5	1,554	9
CMBS	—	—	24	1	24	1
U.S. government	364	24	—	—	364	24
State and political subdivisions	95	2	29	4	124	6
Other foreign government	1,630	37	561	23	2,191	60
Total investment grade securities	5,770	153	1,557	40	7,327	193
Below investment grade securities:
Corporate	258	42	168	10	426	52
ABS	24	1	15	11	39	12
CMBS	—	—	43	5	43	5
Other foreign government	66	3	16	2	82	5
Total below investment grade securities	348	46	242	28	590	74
Total fixed maturity securities	$6,118	$199	$1,799	$68	$7,917	$267

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2020:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$930	$29	$70	$5	$1,000	$34
Canadian government	—	—	—	—	—	—
RMBS	294	2	—	—	294	2
ABS	1,096	17	570	11	1,666	28
CMBS	160	6	—	—	160	6
U.S. government	27	1	—	—	27	1
State and political subdivisions	66	1	16	3	82	4
Other foreign government	973	27	—	—	973	27
Total investment grade securities	3,546	83	656	19	4,202	102
Below investment grade securities:
Corporate	375	49	81	11	456	60
ABS	20	13	4	1	24	14
CMBS	91	15	—	—	91	15
Other foreign government	36	3	28	3	64	6
Total below investment grade securities	522	80	113	15	635	95
Total fixed maturity securities	$4,068	$163	$769	$34	$4,837	$197
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

Investment Income and Investment Related Gains (Loss), Net – Accounting Correction
During the first quarter of 2021, the Company reclassified approximately $92 million of pre-tax unrealized gains from AOCI to investment income, net of related expenses associated with investments in limited partnerships and private equity funds for which it utilizes the equity method of accounting. The unrealized gains should have been recognized directly in investment income in the same prior periods they were reported by the investees. In addition, the Company recorded approximately $70 million of pre-tax gains in investment related gains (losses), net, associated with investments in limited partnerships considered to be investment companies in order to adjust the carrying value from cost less impairments to a fair value approach, using the net asset value (“NAV”) per share or its equivalent. Had the adjustments been recorded in the years they were reported by the investees, the Company estimates it would have recognized approximately $102 million, $(2) million, $1 million and $10 million of pre-tax income (loss) in the years ended December 31, 2020, 2019, 2018 and 2017, respectively.
Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Fixed maturity securities available-for-sale	$516	$474	$1,011	$954
Equity securities	1	1	3	3
Mortgage loans on real estate	73	66	139	133
Policy loans	13	14	27	29
Funds withheld at interest	95	69	179	122
Short-term investments and cash and cash equivalents	—	2	1	6
Other invested assets	87	41	261	36
Investment income	785	667	1,621	1,283
Investment expense	(26)	(22)	(50)	(44)
Investment income, net of related expenses	$759	$645	$1,571	$1,239
Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Fixed maturity securities available-for-sale:
Impairments and change in allowance for credit losses	$5	$—	$3	$(34)
Gain on investment activity	53	46	220	73
Loss on investment activity	(30)	(46)	(43)	(54)
Net gains (losses) on equity securities	20	8	23	(15)
Other impairment losses and change in mortgage loan allowance for credit losses	3	(22)	21	(35)
Change in fair value of certain limited partnership investments and other, net	32	8	143	17
Net gains (losses) on derivatives	29	87	47	(156)
Total investment related gains (losses), net	$112	$81	$414	$(204)

Securities Borrowing, Lending and Repurchase Agreements
The following table includes the amount of borrowed securities, loaned securities and securities received as collateral as part of the securities lending program and repurchased/reverse repurchased securities pledged, securities received and cash received as of June 30, 2021 and December 31, 2020 (dollars in millions).

	June 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$318	$360	$118	$161
Securities lending:
Securities loaned	94	103	94	105
Securities received	n/a	102	n/a	102
Repurchase program/reverse repurchase program:
Securities pledged	877	919	653	711
Securities received	n/a	670	n/a	669
Cash received	n/a	207	n/a	—
No cash or securities have been pledged by the Company for its securities borrowing and lending programs as of June 30, 2021 and December 31, 2020.
The following tables present information on the Company’s securities lending and repurchase/reverse repurchase transactions as of June 30, 2021 and December 31, 2020, respectively (dollars in millions). Collateral associated with certain borrowed securities is not included within the tables, as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	June 30, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$103	$103
Total	—	—	—	103	103
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	411	411
Other foreign government	—	—	220	288	508
Total	—	—	220	699	919
Total transactions	$—	$—	$220	$802	$1,022

Gross amount of recognized liabilities for securities lending and repurchase/reverse repurchase transactions in preceding table					$979
Amounts related to agreements not included in offsetting disclosure					$43

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$105	$105
Total	—	—	—	105	105
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	417	417
Other foreign government	—	—	—	294	294
Total	—	—	—	711	711
Total transactions	$—	$—	$—	$816	$816

Gross amount of recognized liabilities for securities lending and repurchase/reverse repurchase transactions in preceding table					$771
Amounts related to agreements not included in offsetting disclosure					$45

The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs excluding any cash received or paid. After the effect of offsetting, there was no liability presented on the consolidated balance sheet as of June 30, 2021 and December 31, 2020. As of June 30, 2021, the Company recognized payables resulting from cash received as collateral associated with a repurchase/reverse repurchase agreement. As of December 31, 2020, the Company did not have payables resulting from cash received as collateral associated with repurchase/reverse repurchase agreements. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
As of June 30, 2021, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in Texas (13.5%), California (13.4%) and Washington (8.1%), in addition to loans secured by properties in Canada (3.2%) and United Kingdom (1.8%). The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021		December 31, 2020
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office	$1,733	26.5%	$1,702	29.0%
Retail	2,036	31.2	1,711	29.3
Industrial	1,388	21.2	1,210	20.6
Apartment	897	13.7	808	13.8
Other commercial	483	7.4	430	7.3
Recorded investment	6,537	100.0%	5,861	100.0%
Unamortized balance of loan origination fees and expenses	(11)		(10)
Allowance for credit losses	(45)		(64)
Total mortgage loans on real estate	$6,481		$5,787
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021		December 31, 2020
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$2,585	39.6%	$2,276	38.8%
Due after five years through ten years	2,845	43.5	2,768	47.3
Due after ten years	1,107	16.9	817	13.9
Total	$6,537	100.0%	$5,861	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of June 30, 2021 and December 31, 2020 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction Loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
June 30, 2021:
Loan-to-Value Ratio
0% – 59.99%	$3,053	$274	$65	$24	$3,416	52.2%
60% – 69.99%	2,110	200	42	—	2,352	36.0
70% – 79.99%	503	36	16	—	555	8.5
80% or greater	193	—	21	—	214	3.3
Total	$5,859	$510	$144	$24	$6,537	100.0%

	Recorded Investment
	Debt Service Ratios			Construction Loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2020:
Loan-to-Value Ratio
0% – 59.99%	$2,774	$106	$17	$12	$2,909	49.6%
60% – 69.99%	2,013	62	33	—	2,108	36.0
70% – 79.99%	555	49	13	—	617	10.5
80% or greater	189	21	17	—	227	3.9
Total	$5,531	$238	$80	$12	$5,861	100.0%
The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of June 30, 2021 and December 31, 2020 (dollars in millions):

	Recorded Investment
	Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
June 30, 2021:
Internal credit quality grade:
High investment grade	$491	$406	$569	$468	$304	$1,686	$3,924
Investment grade	263	366	474	371	399	580	2,453
Average	6	—	—	39	18	57	120
Watch list	—	—	—	—	—	4	4
In or near default	—	—	—	—	—	36	36
Total	$760	$772	$1,043	$878	$721	$2,363	$6,537

	Recorded Investment
	Year of Origination
	2020	2019	2018	2017	2016	Prior	Total
December 31, 2020:
Internal credit quality grade:
High investment grade	$411	$616	$493	$336	$574	$1,008	$3,438
Investment grade	352	496	399	407	249	368	2,271
Average	—	—	—	19	37	55	111
Watch list	—	—	—	—	—	4	4
In or near default	—	—	—	—	—	37	37
Total	$763	$1,112	$892	$762	$860	$1,472	$5,861
The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021	December 31, 2020
Current	$6,522	$5,846
31 – 60 days past due	15	15
Total	$6,537	$5,861

The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related allowance for credit losses as of June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021	December 31, 2020
Mortgage loans:
Individually measured for impairment	$36	$37
Collectively measured for impairment	6,501	5,824
Recorded investment	$6,537	$5,861
Allowance for credit losses:
Individually measured for impairment	$—	$—
Collectively measured for impairment	45	64
Total allowance for credit losses	$45	$64
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans (dollars in millions):

	Six months ended June 30,
	2021	2020
Balance, beginning of period	$64	$12
Adoption of new accounting standard, see Note 14	—	14
Change in allowance for credit losses	(19)	30
Balance, end of period	$45	$56
The following table presents information regarding the portion of the Company’s mortgage loans that were impaired as of June 30, 2021 and December 31, 2020 (dollars in millions):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
June 30, 2021:
Impaired mortgage loans with no allowance for credit losses recorded	$36	$36	$—	$36
Impaired mortgage loans with allowance for credit losses recorded	—	—	—	—
Total impaired mortgage loans	$36	$36	$—	$36
December 31, 2020:
Impaired mortgage loans with no allowance for credit losses recorded	$37	$37	$—	$37
Impaired mortgage loans with allowance for credit losses recorded	—	—	—	—
Total impaired mortgage loans	$37	$37	$—	$37

The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in millions):
	Three months ended June 30,
	2021		2020
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no allowance for credit losses recorded	$36	$1	$17	$—
Total impaired mortgage loans	$36	$1	$17	$—

	Six months ended June 30,
	2021		2020
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no allowance for credit losses recorded	$36	$1	$17	$—
Total impaired mortgage loans	$36	$1	$17	$—
(1)Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the six months ended June 30, 2021 and 2020. The Company had no mortgage loans that were on a nonaccrual status as of June 30, 2021 and December 31, 2020. During the six months ended June 30, 2021, the Company modified the payment terms of one commercial mortgage loan, with a carrying value of approximately $10 million in response to COVID-19. During the year ended December 31, 2020, the Company modified the payment terms of 52 commercial mortgage loans, with a carrying value of approximately $660 million in response to COVID-19. These loans met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and were not considered a troubled debt restructuring.  In accordance with the CARES Act criteria, these loans were not more than 30 days past due at December 31, 2019, and the modifications included deferral or delayed payments of principal or interest on the loan.
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
Funds Withheld at Interest
As of June 30, 2021, $4.7 billion of the funds withheld at interest balance is associated with two clients. For reinsurance agreements written on modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts and fair value option (“FVO”) contractholder-directed unit-linked investments. Other invested assets also include FHLB common stock, which is included in Other in the table below. The allowance for credit losses for lifetime mortgages as of June 30, 2021 and December 31, 2020, was $1 million and $2 million, respectively. Carrying values of these assets as of June 30, 2021 and December 31, 2020 are as follows (dollars in millions):

	June 30, 2021	December 31, 2020
Limited partnership interests and real estate joint ventures	$1,611	$1,367
Lifetime mortgages	958	935
Derivatives	146	140
FVO contractholder-directed unit-linked investments	54	289
Other	155	98
Total other invested assets	$2,924	$2,829
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
Types of Derivatives Used by the Company
Commonly used derivative instruments include, but are not necessarily limited to: credit default swaps, financial futures, equity options, foreign currency swaps, foreign currency forwards, interest rate swaps, synthetic guaranteed investment contracts (“GICs”), consumer price index (“CPI”) swaps, forward bond purchase commitments, and embedded derivatives.
For detailed information on these derivative instruments and the related strategies, see Note 5 – “Derivative Instruments” of the Company’s 2020 Annual Report.

Summary of Derivative Positions
Derivatives, except for embedded derivatives, are included in other invested assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of June 30, 2021 and December 31, 2020 (dollars in millions):

		June 30, 2021			December 31, 2020
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,089	$74	$1	$1,084	$93	$1
Financial futures	Equity	254	—	—	258	—	—
Foreign currency swaps	Foreign currency	150	—	6	150	—	18
Foreign currency forwards	Foreign currency	459	1	4	347	4	2
CPI swaps	CPI	607	19	11	612	11	19
Credit default swaps	Credit	1,893	36	1	1,517	13	—
Equity options	Equity	479	23	—	395	29	—
Synthetic GICs	Interest rate	16,489	—	—	16,644	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	124	—	—	58	—
Indexed annuity products		—	—	726	—	—	752
Variable annuity products		—	—	154	—	—	155
Total non-hedging derivatives		21,420	277	903	21,007	208	947
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	920	5	27	802	3	24
Foreign currency swaps	Foreign currency	193	3	1	234	8	1
Foreign currency forwards	Foreign currency	1,327	9	24	1,255	10	15
Forward bond purchase commitments	Interest rate	369	7	—	—	—	—
Total hedging derivatives		2,809	24	52	2,291	21	40
Total derivatives		$24,229	$301	$955	$23,298	$229	$987

Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of June 30, 2021 and 2020 were (dollars in millions):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items
		Investment Related Gains (Losses)
For the three months ended June 30, 2021:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(2)	$2
For the three months ended June 30, 2020:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$15	$(13)
For the six months ended June 30, 2021:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(2)	$3
For the six months ended June 30, 2020:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(8)	$2
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
The following tables present the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and six months ended June 30, 2021 and 2020 (dollars in millions):

	Three months ended June 30,
	2021	2020
Balance, beginning of period	$(71)	$(87)
Gains deferred in other comprehensive income (loss)	29	12
Amounts reclassified to investment income	—	—
Amounts reclassified to interest expense	2	1
Balance, end of period	$(40)	$(74)

	Six months ended June 30,
	2021	2020
Balance, beginning of period	$(49)	$(26)
Gains (losses) deferred in other comprehensive income (loss)	5	(49)
Amounts reclassified to investment income	—	—
Amounts reclassified to interest expense	4	1
Balance, end of period	$(40)	$(74)
As of June 30, 2021, approximately $6 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months. For the same time period, there was an immaterial amount of before-tax deferred net gains expected to be reclassified to investment income during the next twelve months.

The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and 2020 (dollars in millions):

Derivative Type	Gain (Loss) Deferred in AOCI	Gain (Loss) Reclassified into Income from AOCI
		Investment Income	Interest Expense
For the three months ended June 30, 2021:
Interest rate	$29	$—	$(2)
Foreign currency/interest rate	—	—	—
Total	$29	$—	$(2)
For the three months ended June 30, 2020:
Interest rate	$(1)	$—	$(1)
Foreign currency/interest rate	13	—	—
Total	$12	$—	$(1)

For the six months ended June 30, 2021:
Interest rate	$6	$—	$(4)
Foreign currency/interest rate	(1)	—	—
Total	$5	$—	$(4)
For the six months ended June 30, 2020:
Interest rate	$(36)	$—	$(1)
Foreign currency/interest rate	(13)	—	—
Total	$(49)	$—	$(1)
For the three and six months ended June 30, 2021 and 2020, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in AOCI for the three and six months ended June 30, 2021 and 2020 (dollars in millions):

	Derivative Gains (Losses) Deferred in AOCI
	Three months ended June 30,		Six months ended June 30,
Type of NIFO Hedge	2021	2020	2021	2020
Foreign currency swaps	$(2)	$(6)	$(3)	$9
Foreign currency forwards	(10)	(34)	(24)	46
Total	$(12)	$(40)	$(27)	$55
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $112 million and $139 million at June 30, 2021 and December 31, 2020, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.
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

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020 is as follows (dollars in millions):

		Three months ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2021	2020
Interest rate swaps	Investment related gains (losses), net	$33	$3
Financial futures	Investment related gains (losses), net	(9)	(48)
Foreign currency swaps	Investment related gains (losses), net	3	3
Foreign currency forwards	Investment related gains (losses), net	(1)	1
CPI swaps	Investment related gains (losses), net	3	26
Credit default swaps	Investment related gains (losses), net	12	17
Equity options	Investment related gains (losses), net	(11)	(25)
Subtotal		30	(23)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	16	1
Indexed annuity products	Interest credited	(13)	(7)
Variable annuity products	Investment related gains (losses), net	(17)	107
Total non-hedging derivatives		$16	$78

		Six months ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2021	2020
Interest rate swaps	Investment related gains (losses), net	$(37)	$109
Financial futures	Investment related gains (losses), net	(19)	(4)
Foreign currency swaps	Investment related gains (losses), net	12	(10)
Foreign currency forwards	Investment related gains (losses), net	(9)	(2)
CPI swaps	Investment related gains (losses), net	21	(14)
Credit default swaps	Investment related gains (losses), net	32	(7)
Equity options	Investment related gains (losses), net	(21)	28
Subtotal		(21)	100
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	66	(229)
Indexed annuity products	Interest credited	1	(1)
Variable annuity products	Investment related gains (losses), net	1	(21)
Total non-hedging derivatives		$47	$(151)

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$34	$715	12.4	$11	$287	15.0
Subtotal	34	715	12.4	11	287	15.0
BBB+/BBB/BBB-
Single name credit default swaps	1	181	2.0	2	232	1.6
Credit default swaps referencing indices	—	988	3.4	—	988	3.9
Subtotal	1	1,169	3.2	2	1,220	3.5
BB+/BB/BB-
Single name credit default swaps	—	9	0.5	—	10	0.7
Subtotal	—	9	0.5	—	10	0.7
Total	$35	$1,893	6.7	$13	$1,517	5.6
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
The following table provides information relating to the netting of the Company’s derivative instruments as of June 30, 2021 and December 31, 2020 (dollars in millions):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged/ Received	Net Amount
June 30, 2021:
Derivative assets	$177	$(31)	$146	$(36)	$(100)	$10
Derivative liabilities	75	(31)	44	(121)	(48)	(125)
December 31, 2020:
Derivative assets	$171	$(31)	$140	$(30)	$(98)	$12
Derivative liabilities	80	(31)	49	(146)	(47)	(144)
(1)Includes initial margin posted to a central clearing partner.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of June 30, 2021, the Company had credit exposure of $18 million.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are summarized below (dollars in millions):

June 30, 2021:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$37,004	$—	$33,796	$3,208
Canadian government	4,903	—	4,903	—
RMBS	1,377	—	1,375	2
ABS	3,482	—	2,896	586
CMBS	1,869	—	1,804	65
U.S. government	1,318	1,198	107	13
State and political subdivisions	1,344	—	1,336	8
Other foreign government	6,990	—	6,949	41
Total fixed maturity securities – available-for-sale	58,287	1,198	53,166	3,923
Equity securities	147	84	—	63
Funds withheld at interest – embedded derivatives and other	206	—	—	206
Cash equivalents	1,167	1,152	15	—
Short-term investments	166	1	165	—
Other invested assets:
Derivatives	146	—	146	—
FVO contractholder-directed unit-linked investments	54	—	54	—
Other	53	—	53	—
Total other invested assets (1)	253	—	253	—
Total	$60,226	$2,435	$53,599	$4,192
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$880	$—	$—	$880
Other liabilities:
Derivatives	44	—	44	—
Total	$924	$—	$44	$880
(1)Other invested assets included in the fair value hierarchy exclude limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of June 30, 2021, the fair value of such investments was $493 million.

December 31, 2020:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$36,208	$—	$33,179	$3,029
Canadian government	5,140	—	5,140	—
RMBS	1,817	—	1,814	3
ABS	3,092	—	2,896	196
CMBS	1,868	—	1,813	55
U.S. government	1,437	1,312	111	14
State and political subdivisions	1,390	—	1,381	9
Other foreign government	5,783	—	5,766	17
Total fixed maturity securities – available-for-sale	56,735	1,312	52,100	3,323
Equity securities	132	79	—	53
Funds withheld at interest – embedded derivatives and other	114	—	—	114
Cash equivalents	1,478	1,478	—	—
Short-term investments	197	32	150	15
Other invested assets:
Derivatives	140	—	140	—
FVO contractholder-directed unit-linked investments	289	224	65	—
Total other invested assets	429	224	205	—
Total	$59,085	$3,125	$52,455	$3,505
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$907	$—	$—	$907
Other liabilities:
Derivatives	49	—	49	—
Total	$956	$—	$49	$907

Quantitative Information Regarding Internally – Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of June 30, 2021 and December 31, 2020 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	June 30, 2021	December 31, 2020			June 30, 2021	December 31, 2020
Assets:
Corporate	$45	$37	Market comparable securities	Liquidity premium	1%	0-1% (1%)
				EBITDA Multiple	5.0x-7.0x (5.9x)	5.2x-11.2x (7.1x)
ABS	78	87	Market comparable securities	Liquidity premium	1-18% (5%)	1-18% (1%)
U.S. government	13	14	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	10	10	Market comparable securities	EBITDA Multiple	6.3x-10.6x (7.9x)	6.9x-10.6x (7.9x)
Funds withheld at interest – embedded derivatives	124	58	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (16%)	0-35% (13%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (0%)	0-5% (1%)
				Crediting rate	1-4% (2%)	2-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	726	752	Discounted cash flow	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (16%)	0-35% (13%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	1-4% (2%)	2-4% (2%)
Interest-sensitive contract liabilities – embedded derivatives – variable annuities	154	155	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25% (4%)	0-25% (4%)
				Withdrawal	0-7% (5%)	0-7% (5%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (14%)	0-27% (13%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended June 30, 2021:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives & other	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$3,101	$16	$388	$22	$54	$11	$176	$(857)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	2	—	—	—	—	—	(1)	—
Investment related gains (losses), net	2	—	—	—	10	—	16	(17)
Interest credited	—	—	—	—	—	—	—	(13)
Included in other comprehensive income	49	—	5	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Purchases(1)	317	25	262	—	—	—	16	(13)
Sales(1)	(19)	—	(2)	—	(1)	—	—	—
Settlements(1)	(269)	—	(24)	(1)	—	(10)	(1)	20
Transfers into Level 3	25	—	24	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	(1)	—	—
Fair value, end of period	$3,208	$41	$653	$21	$63	$—	$206	$(880)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$1	$—	$—	$—	$—	$—	$(1)	$—
Investment related gains (losses), net	—	—	—	—	9	—	16	(19)
Other revenues	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	(33)
Included in other comprehensive income	51	—	5	—	—	—	—	—

For the six months ended June 30, 2021:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives & other	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$3,029	$17	$254	$23	$53	$15	$114	$(907)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	3	—	—	—	—	—	(6)	—
Investment related gains (losses), net	1	—	—	—	11	—	66	1
Interest credited	—	—	—	—	—	—	—	1
Included in other comprehensive income	(33)	(1)	4	—	—	—	1	—
Other revenues	—	—	—	—	—	—	—	—
Purchases(1)	540	25	428	—	—	—	32	(17)
Sales(1)	(20)	—	(2)	—	(1)	—	—	—
Settlements(1)	(341)	—	(85)	(2)	—	(10)	(1)	42
Transfers into Level 3	29	—	54	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	(5)	—	—
Fair value, end of period	$3,208	$41	$653	$21	$63	$—	$206	$(880)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$2	$—	$—	$—	$—	$—	$(6)	$—
Investment related gains (losses), net	(1)	—	—	—	10	—	66	(3)
Other revenues	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	(41)
Included in other comprehensive income	(31)	(1)	4	—	—	—	1	—

For the three months ended June 30, 2020:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$2,197	$15	$144	$25	$56	$1	$(109)	$(1,042)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—	—	—	—
Investment related gains (losses), net	(14)	—	—	—	3	—	1	106
Interest credited	—	—	—	—	—	—	—	(7)
Included in other comprehensive income	112	2	17	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Purchases(1)	79	—	15	—	3	5	—	(8)
Sales(1)	(18)	—	(3)	—	—	—	—	—
Settlements(1)	(44)	—	(18)	(1)	—	(1)	—	21
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	(4)	—	(2)	—	—	—	—	—
Fair value, end of period	$2,308	$17	$153	$24	$62	$5	$(108)	$(930)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(15)	—	—	—	3	—	1	103
Other revenues	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	(27)
Included in other comprehensive income	111	2	16	—	—	—	—	—

For the six months ended June 30, 2020:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$2,186	$720	$208	$25	$77	$2	$121	$(930)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	1	—	—	—	—	—	—	—
Investment related gains (losses), net	(25)	—	—	—	(4)	—	(229)	(22)
Interest credited	—	—	—	—	—	—	—	(1)
Included in other comprehensive income	(3)	1	(10)	1	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Purchases(1)	310	—	24	—	3	5	—	(19)
Sales(1)	(62)	—	(4)	—	—	—	—	—
Settlements(1)	(96)	—	(31)	(2)	—	(1)	—	42
Transfers into Level 3	1	—	21	—	—	—	—	—
Transfers out of Level 3	(4)	(704)	(55)	—	(14)	(1)	—	—
Fair value, end of period	$2,308	$17	$153	$24	$62	$5	$(108)	$(930)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(26)	—	—	—	(4)	—	(229)	(27)
Other revenues	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	(43)
Included in other comprehensive income	(29)	1	(11)	1	—	—	—	—
(1)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. During the six months ended June 30, 2021 and 2020, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of June 30, 2021 and December 31, 2020 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2020 Annual Report. This table excludes any payables or receivables for collateral under repurchase or reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

June 30, 2021:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$6,481	$6,744	$—	$—	$6,744	$—
Policy loans	1,254	1,254	—	1,254	—	—
Funds withheld at interest	6,825	7,169	—	—	7,169	—
Cash and cash equivalents	2,087	2,087	2,087	—	—	—
Short-term investments	18	18	18	—	—	—
Other invested assets	1,133	1,141	6	84	1,051	—
Accrued investment income	525	525	—	525	—	—
Liabilities:
Interest-sensitive contract liabilities	$21,274	$22,983	$—	$—	$22,983	$—
Long-term debt	3,173	3,455	—	—	3,455	—
Collateral finance and securitization notes	323	292	—	—	292	—

December 31, 2020:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$5,787	$6,167	$—	$—	$6,167	$—
Policy loans	1,258	1,258	—	1,258	—	—
Funds withheld at interest	5,292	5,676	—	—	5,676	—
Cash and cash equivalents	1,930	1,930	1,930	—	—	—
Short-term investments	30	30	30	—	—	—
Other invested assets	1,482	1,601	5	89	1,018	489
Accrued investment income	511	511	—	511	—	—
Liabilities:
Interest-sensitive contract liabilities	$18,106	$19,683	$—	$—	$19,683	$—
Long-term debt	3,573	3,901	—	—	3,901	—
Collateral finance and securitization notes	388	351	—	—	351	—
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

	Three months ended June 30,		Six months ended June 30,
Revenues:	2021	2020	2021	2020
U.S. and Latin America:
Traditional	$1,816	$1,642	$3,453	$3,175
Financial Solutions	433	323	751	462
Total	2,249	1,965	4,204	3,637
Canada:
Traditional	366	311	709	607
Financial Solutions	26	22	52	46
Total	392	333	761	653
Europe, Middle East and Africa:
Traditional	459	371	916	778
Financial Solutions	139	136	285	214
Total	598	507	1,201	992
Asia Pacific:
Traditional	653	636	1,300	1,303
Financial Solutions	104	75	208	143
Total	757	711	1,508	1,446
Corporate and Other	141	90	582	82
Total	$4,137	$3,606	$8,256	$6,810

	Three months ended June 30,		Six months ended June 30,
Income (loss) before income taxes:	2021	2020	2021	2020
U.S. and Latin America:
Traditional	$135	$(158)	$(203)	$(220)
Financial Solutions	186	117	269	102
Total	321	(41)	66	(118)
Canada:
Traditional	32	44	56	67
Financial Solutions	4	4	10	7
Total	36	48	66	74
Europe, Middle East and Africa:
Traditional	(12)	16	(80)	33
Financial Solutions	83	98	143	128
Total	71	114	63	161
Asia Pacific:
Traditional	(12)	47	29	71
Financial Solutions	31	26	59	1
Total	19	73	88	72
Corporate and Other	35	1	385	(90)
Total	$482	$195	$668	$99

Assets:	June 30, 2021	December 31, 2020
U.S. and Latin America:
Traditional	$20,760	$20,071
Financial Solutions	29,272	25,433
Total	50,032	45,504
Canada:
Traditional	5,017	4,682
Financial Solutions	8	13
Total	5,025	4,695
Europe, Middle East and Africa:
Traditional	5,058	4,763
Financial Solutions	6,419	7,292
Total	11,477	12,055
Asia Pacific:
Traditional	8,664	8,197
Financial Solutions	6,814	4,299
Total	15,478	12,496
Corporate and Other	6,932	9,906
Total	$88,944	$84,656

8.    Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company’s commitments to fund investments as of June 30, 2021 and December 31, 2020 are presented in the following table (dollars in millions):

	June 30, 2021	December 31, 2020
Limited partnership interests and joint ventures	$867	$678
Mortgage loans on real estate	175	199
Bank loans and private placements	541	194
Lifetime mortgages	46	43
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has a liability for expected credit losses associated with unfunded commitments of approximately $1 million and $2 million as of June 30, 2021 and December 31, 2020, which is included in other liabilities on the Company’s condensed consolidated balance sheets.
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

Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third-party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right to use asset and lease obligation. As of June 30, 2021, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of June 30, 2021 (dollars in millions):

Commitment Period:	Maximum Potential Obligation
2034	$1,243
2035	2,444
2036	3,599
2037	2,850
2038	2,300
2039	11,350
2046	3,000
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration of any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of June 30, 2021 and December 31, 2020 are reflected in the following table (dollars in millions):

	June 30, 2021	December 31, 2020
Treaty guarantees	$2,104	$1,934
Treaty guarantees, net of assets in trust	1,133	961
Securities borrowing and repurchase arrangements	136	133

9.    Income Tax
For the three and six months ended June 30, 2021, the effective tax rate on pre-tax income was 28.5% and 27.6%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2021 differed from the U.S. statutory rate of 21% primarily due to income earned in jurisdictions with tax rates higher than the U.S., state income taxes, and the effect of the enacted UK corporate tax rate increase on the remeasurement of deferred taxes.
For the three and six months ended June 30, 2020, the effective tax rate on pre-tax income was 18.9% and 28.6%, respectively. The Company’s effective tax rate for both tax periods differed from the U.S. statutory income tax rate of 21% primarily as a result of benefits from differences in bases in foreign jurisdictions, increases to the valuation allowance, return to provision adjustments and accruals related to uncertain tax positions.

10.    Employee Benefit Plans
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
Service cost	$5	$4	$1	$1
Interest cost	1	1	1	1
Expected return on plan assets	(3)	(3)	—	—
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of prior actuarial losses	2	1	1	1
Net periodic benefit cost	$5	$3	$2	$2

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service cost	$9	$7	$2	$1
Interest cost	2	3	1	2
Expected return on plan assets	(5)	(5)	—	—
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of prior actuarial losses	3	2	1	1
Net periodic benefit cost	$9	$7	$3	$3
11.    Reinsurance
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At June 30, 2021 and December 31, 2020, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of June 30, 2021 and December 31, 2020, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
The following table presents information for the Company’s reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of June 30, 2021 or December 31, 2020 (dollars in millions):

		June 30, 2021		December 31, 2020
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$476	43.5%	$420	42.7%
Reinsurer B	A+	225	20.6	216	22.0
Reinsurer C	A	67	6.1	64	6.5
Reinsurer D	A++	66	6.0	55	5.6
Reinsurer E	A+	50	4.6	46	4.7
Other reinsurers		209	19.2	182	18.5
Total		$1,093	100.0%	$983	100.0%
Included in the total reinsurance ceded receivables balance were $254 million and $278 million of claims recoverable, of which $15 million and $10 million were in excess of 90 days past due, as of June 30, 2021 and December 31, 2020, respectively.

12.    Policy Claims and Benefits
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in future policy benefits and other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$7,556	$6,786
Less: reinsurance recoverable	(641)	(564)
Net balance, beginning of period	6,915	6,222
Incurred:
Current year	7,631	5,740
Prior years	(122)	59
Total incurred	7,509	5,799
Payments:
Current year	(2,747)	(1,332)
Prior years	(4,358)	(3,903)
Total payments	(7,105)	(5,235)
Other changes:
Interest accretion	20	18
Foreign exchange adjustments	(38)	(142)
Total other changes	(18)	(124)

Net balance, end of period	7,302	6,662
Plus: reinsurance recoverable	674	633
Balance, end of period	$7,976	$7,295
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
13.    Financing Activities
On June 9, 2020, RGA issued 3.15% Senior Notes due June 15, 2030, with a face amount of $600 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $593 million and were used in part to repay the Company’s $400 million 5.000% Senior Notes that matured in June 2021, and the remainder was used for general corporate purposes. Capitalized issue costs were approximately $5 million.

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
Standards not yet adopted:
Financial Services – Insurance
This guidance significantly changes how insurers account for long-duration insurance contracts. The new guidance also significantly expands the disclosure requirements of long-duration insurance contracts. The new guidance is effective for annual and interim reporting periods beginning January 1, 2023. Below are the most significant areas of change:
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

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.5 trillion of life reinsurance in force and assets of $88.9 billion as of June 30, 2021. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance, and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
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
    Valuation of investments, allowance for credit losses and impairments to specific investments;
    Valuation of embedded derivatives; and
    Income taxes.
A discussion of each of the critical accounting policies may be found in the Company’s 2020 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”
Consolidated Results of Operations
Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic continues to cause increases in the Company’s claims costs, primarily relating to its mortality business. However, the Company cannot reliably predict the future impact of the pandemic on its business, results of operations and financial condition as the impact will largely depend on, among other factors, the impact of new variants of the virus, successful rollout of the vaccination programs globally, country-specific circumstances, measures by public and private institutions, and COVID-19’s impact on all other causes of death. In addition, the Company’s clients’ ability to write new business in this environment may result in a slowdown in new business temporarily; however, much of the Company’s premiums and other revenues are contractually recurring for many years to come.
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
The Company’s COVID-19 projection and financial impact models continue to be updated and refined based on updated external data and the Company’s claim experience to date and are subject to the many variables and uncertainties noted above. The U.S. is the key driver of mortality claim costs followed by the UK, India, South Africa and Canada. For the six month period ended June 30, 2021, the Company estimates it has incurred approximately $595 million of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $352 million of that amount being associated with the U.S. and Latin America Traditional segment. The Company has updated the range of COVID-19 mortality claim cost estimates relative to the level of general population deaths. The U.S. range was lowered reflecting developing data and go forward expectations. The ranges for the UK and Canada were widened, reflective of our experience as well as the expectation that a lower number of COVID-19 general population deaths will result in more variability in the relationship to claims costs. The Company estimates that every additional 10,000 population deaths in the U.S., UK, or Canada as a result of COVID-19 would result in the following corresponding excess mortality claims of approximately:
•$10 million to $20 million in the U.S.;
•$4 million to $8 million in the UK; and
•$10 million to $20 million in Canada.
While the global financial markets have stabilized since the beginning of the pandemic, they continue to be in a state of uncertainty due to COVID-19 mandated economic shutdowns and historically large and rapid central bank and fiscal policies meant to offset the economic impact of the pandemic. The economic weakness and uncertainty caused by these events may also adversely affect the Company’s financial performance. All investments held by the Company, directly or in a funds withheld at interest reinsurance arrangement are monitored for conformance with the Company’s stated investment policy limits as well as any limits prescribed by the applicable jurisdiction’s insurance laws and regulations. The current market environment may result in certain investments being downgraded which can affect conformance with these limits. The level of potential impairments will depend on broad economic conditions and the pace at which global economies recover from the effects of COVID-19 and the response thereto. See “Investments” for more information.
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
RGA’s operating subsidiaries continue to be well capitalized, and the Company continues to monitor its solvency position under multiple capital regimes on a regular basis while considering both its developing experience and economic conditions. In addition, the Company utilizes its internal capital model to assess its ability to meet its long-term obligations under a range of stress scenarios on a consolidated basis. This internal capital model is also used as the capital basis for RGA’s consolidated Own Risk and Solvency Assessment.
Results from Operations – 2021 compared to 2020
The following table summarizes net income for the periods presented.

	Three months ended June 30,			Six months ended June 30,
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:	(Dollars in millions, except per share data)
Net premiums	$3,098	$2,790	$308	$6,012	$5,609	$403
Investment income, net of related expenses	759	645	114	1,571	1,239	332
Investment related gains (losses), net	112	81	31	414	(204)	618
Other revenues	168	90	78	259	166	93
Total revenues	4,137	3,606	531	8,256	6,810	1,446
Benefits and Expenses:
Claims and other policy benefits	2,813	2,700	113	6,005	5,364	641
Interest credited	218	187	31	364	333	31
Policy acquisition costs and other insurance expenses	339	290	49	672	538	134
Other operating expenses	240	188	52	454	383	71
Interest expense	43	42	1	88	83	5
Collateral finance and securitization expense	2	4	(2)	5	10	(5)
Total benefits and expenses	3,655	3,411	244	7,588	6,711	877
Income before income taxes	482	195	287	668	99	569
Provision for income taxes	138	37	101	185	29	156
Net income	$344	$158	$186	$483	$70	$413
Earnings per share:
Basic earnings per share	$5.06	$2.49	$2.57	$7.11	$1.12	$5.99
Diluted earnings per share	$5.02	$2.48	$2.54	$7.06	$1.11	$5.95
Three months ended June 30, 2021 compared to three months ended June 30, 2020
The increase in income for the three months ended June 30, 2021, was primarily the result of:
•An increase in investment income and investment related gains (losses), net primarily due to an increase in variable investment income.

•An increase in income before taxes generated by the Company’s Financial Solutions business in the U.S. and UK.
•Improved mortality experience in the U.S. and Latin America Traditional segment.
•The increase in income before taxes was partially offset by unfavorable mortality claims in the EMEA, Canada and Asia Pacific segments.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
The increase in income for the six months ended June 30, 2021, was primarily the result of:
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
•$177 million, pretax, of capital gains included in other investment related gains (losses), net associated with portfolio repositioning.
•Changes in fair value of embedded derivatives, associated with modco/funds withheld treaties, increased investment related gains by $66 million for the six month period ended June 30, 2021, compared to a decrease of $229 million for the six month period ended June 30, 2020.
•The increases in investment income and investment related gains (losses), net were partially offset by unfavorable claims, primarily in the EMEA and U.S. and Latin America segments.
•As discussed in the “Impacts of the COVID-19 Pandemic” above, the Company estimates it has incurred approximately $595 million, pretax, of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $352 million, pretax, in the U.S. and Latin America segment.
Foreign currency fluctuations can result in variances in financial statement line items. Foreign currency increased income before taxes for the three and six month periods ended June 30, 2021, by $14 million and $18 million, respectively, primarily due to the strengthening of the Great British Pound and Canadian Dollar compared to the U.S. Dollar.
Premiums and business growth
The increase in premiums during the three and six month period ended June 30, 2021, is primarily due to growth in life reinsurance in force. Consolidated assumed life insurance in force increased to $3,471.7 billion as of June 30, 2021, from $3,457.8 billion as of June 30, 2020, due to new business production and in force transactions offset by an increase in lapses and mortality claims in the current period, primarily attributable to the increased claims as a result of the ongoing COVID-19 pandemic. The Company added new business production, measured by face amount of insurance in force, of $220.9 billion, and $210.9 billion during the six months ended June 30, 2021 and 2020, respectively.
Investment income, net of related expenses and investment related gains (losses), net
The increase in investment income, net of related expenses is primarily attributable to the aforementioned accounting correction associated with equity method limited partnerships recorded in the first quarter of 2021, in addition to an increase in the average invested asset base and yield:
•The average invested assets at amortized cost, excluding spread business, totaled $33.3 billion for the six months ended June 30, 2021, compared to $30.0 billion for the six months ended June 30, 2020.
•The average yield earned on investments, excluding spread related business, was 4.64% and 4.07% for the three month period ended June 30, 2021 and 2020, respectively, and 5.15% and 4.07% for the six months ended June 30, 2021 and 2020, respectively.
A continued low interest rate environment, in addition to higher cash and cash equivalents balances held by the Company during the COVID-19 pandemic, is expected to put downward pressure on this yield in future reporting periods. The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships, including unrealized gains and losses on certain limited partnerships, will also vary from year to year and can be highly variable based on equity-market performance and the timing of dividends and distributions on certain investments. Investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.

The increase in investment related gains (losses), net is primarily attributable to the following:
•During the three and six months ended June 30, 2021, the Company repositioned its portfolio generating capital gains of $23 million and $177 million, respectively.
•There were no material impairments or changes in allowance for credit losses on fixed maturities during the three months ended June 30, 2021 or June 30, 2020. During the six months ended June 30, 2021, the Company recognized a reduction of $3 million of impairments and change in allowance for credit losses on fixed maturities compared to an increase of $34 million during the first six months of 2020.
•Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, increased investment related gains (losses), net by $16 million and $66 million for the three and six month period ended June 30, 2021, respectively, compared to an increase (decrease) of $1 million and $(229) million for the three and six month period ended June 30, 2020.
•Unrealized gains of $48 million and $155 million, including the previously mentioned correction recorded in the first quarter of 2021 of $70 million due to the change in fair value of certain cost method limited partnerships were recognized during the three and six month periods ended June 30, of 2021.
The effective tax rate on a consolidated basis was 28.5% and 18.9% for the three months ended June 30, 2021 and 2020, respectively, and 27.6% and 28.6% for the six months ended June 30, 2021 and 2020, respectively. See Note 9 – “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rates.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Modco/Funds withheld:
Unrealized gains (losses)	$16	$1	$15	$66	$(229)	$295
Deferred acquisition costs/retrocession	(7)	2	(9)	(23)	115	(138)
Net effect	9	3	6	43	(114)	157
EIAs:
Unrealized gains (losses)	3	(7)	10	33	(19)	52
Deferred acquisition costs/retrocession	(1)	2	(3)	(17)	10	(27)
Net effect	2	(5)	7	16	(9)	25
Guaranteed minimum benefit riders:
Unrealized gains (losses)	(16)	107	(123)	1	(21)	22
Related freestanding derivatives, net of deferred acquisition costs/retrocession	20	(70)	90	(33)	94	(127)
Net effect	4	37	(33)	(32)	73	(105)
Total net effect after freestanding derivatives	$15	$35	$(20)	$27	$(50)	$77

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
The following table summarizes income before income taxes for the Company’s U.S. and Latin America operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$1,593	$1,469	$124	$3,025	$2,854	$171
Investment income, net of related expenses	509	420	89	974	815	159
Investment related gains (losses), net	31	22	9	31	(145)	176
Other revenues	116	54	62	174	113	61
Total revenues	2,249	1,965	284	4,204	3,637	567
Benefits and expenses:
Claims and other policy benefits	1,439	1,607	(168)	3,239	3,027	212
Interest credited	200	157	43	331	305	26
Policy acquisition costs and other insurance expenses	238	204	34	469	341	128
Other operating expenses	51	38	13	99	82	17
Total benefits and expenses	1,928	2,006	(78)	4,138	3,755	383
Income before income taxes	$321	$(41)	$362	$66	$(118)	$184
The increase in income before income taxes in the second quarter of 2021 was the result of a nine percent decrease in claims and other policy benefits in the U.S. Traditional segment, strong performance from Financial Solutions related to both experience gains, an increase in transaction and other fees, as well as higher variable investment income from real estate joint ventures and unrealized gains from investments in limited partnerships. The increase in income before income taxes for the first six months of 2021 is also attributable to the impact of embedded derivatives in U.S. Financial Solutions. Partially offsetting the six month increase were realized capital losses compared to realized capital gains in 2020 and significantly higher claims in U.S. Mortality Markets. The significant increase in claims in the U.S. Mortality Markets during the first six months compared to the same period in 2020 was primarily related to an increase in large and non-large claim frequency within the individual mortality business in the first three months of 2021 as compared to the same period in 2020. While the cause of death is not yet available for all claims, the Company believes the excess claim costs are primarily attributable to COVID-19.

Traditional Reinsurance

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$1,578	$1,454	$124	$2,997	$2,827	$170
Investment income, net of related expenses	233	177	56	440	338	102
Investment related gains (losses), net	1	7	(6)	7	—	7
Other revenues	4	4	—	9	10	(1)
Total revenues	1,816	1,642	174	3,453	3,175	278
Benefits and expenses:
Claims and other policy benefits	1,418	1,558	(140)	3,158	2,925	233
Interest credited	18	18	—	35	37	(2)
Policy acquisition costs and other insurance expenses	206	195	11	388	370	18
Other operating expenses	39	29	10	75	63	12
Total benefits and expenses	1,681	1,800	(119)	3,656	3,395	261
Income (loss) before income taxes	$135	$(158)	$293	$(203)	$(220)	$17
Key metrics:
Life insurance in force				$1,619.4 billion	$1,620.5 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	89.9%	107.2%		105.4%	103.5%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	13.1%	13.4%		12.9%	13.1%
Other operating expenses as a percentage of net premiums	2.5%	2.0%		2.5%	2.2%
The increase in income before income taxes in the second quarter for the U.S. and Latin America Traditional segment was primarily the result of a nine percent decrease in claims in the U.S. Mortality Market primarily due to lower claims attributable to COVID-19 or COVID-19 related factors and an increase in investment income. The decrease in the loss before income taxes for six months ended June 30, 2021, as compared the same period in 2020 is primarily attributable an increase in investment income partially offset by an increase in claims attributable to COVID-19 or COVID-19 related factors.
Revenues
•The increase in net premiums for the three and six month periods ended June 30, 2021, was primarily due to organic growth as well as new sales. The segment added new life business production, measured by face amount of insurance in force, of $35.7 billion and $25.3 billion during the second quarter of 2021 and 2020, respectively, and $64.2 and $59.3 billion during the first six months of 2021 and 2020, respectively. Also contributing to the premium growth was the restructure and extension of an existing transaction and the partial recapture of a retroceded block of individual life business.
•The increase in net investment income for the three and six month periods ended June 30, 2021, was primarily due to higher variable investment income associated with investments in limited partnerships and private equity funds primarily generated from unrealized gains in the underlying investments and higher variable investment income from real estate joint ventures.
Benefits and expenses
•The decrease in the loss ratio for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to favorable claims experience in the individual mortality line of business, attributed primarily to fewer claims from COVID-19 or COVID-19 related factors than in 2020. The increase in the loss ratio for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to unfavorable large and non-large claims experience in the individual mortality line of business, attributed to the COVID-19 pandemic. As explained above, while the cause of death is not yet available for all claims, the Company estimates that approximately $352 million of excess claims for the six months ended June 30, 2021, were attributable to COVID-19.
•The increase in other operating expenses for the three and six months ended June 30, 2021, was primarily due to an increase in incentive compensation expense.

Financial Solutions

For the three months ended June 30,	2021			2020			2021 vs 2020
	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
(dollars in millions)
Revenues:
Net premiums	$15	$—	$15	$15	$—	$15	$—	$—	$—
Investment income, net of related expenses	276	—	276	241	2	243	35	(2)	33
Investment related gains (losses), net	30	—	30	15	—	15	15	—	15
Other revenues	85	27	112	24	26	50	61	1	62
Total revenues	406	27	433	295	28	323	111	(1)	110
Benefits and expenses:
Claims and other policy benefits	21	—	21	49	—	49	(28)	—	(28)
Interest credited	182	—	182	139	—	139	43	—	43
Policy acquisition costs and other insurance expenses	32	—	32	7	2	9	25	(2)	23
Other operating expenses	8	4	12	7	2	9	1	2	3
Total benefits and expenses	243	4	247	202	4	206	41	—	41
Income before income taxes	$163	$23	$186	$93	$24	$117	$70	$(1)	$69

For the six months ended June 30,	2021			2020			2021 vs 2020
	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
(dollars in millions)
Revenues:
Net premiums	$28	$—	$28	$27	$—	$27	$1	$—	$1
Investment income, net of related expenses	533	1	534	474	3	477	59	(2)	57
Investment related gains (losses), net	24	—	24	(145)	—	(145)	169	—	169
Other revenues	111	54	165	52	51	103	59	3	62
Total revenues	696	55	751	408	54	462	288	1	289
Benefits and expenses:
Claims and other policy benefits	81	—	81	102	—	102	(21)	—	(21)
Interest credited	296	—	296	268	—	268	28	—	28
Policy acquisition costs and other insurance expenses	79	2	81	(31)	2	(29)	110	—	110
Other operating expenses	17	7	24	14	5	19	3	2	5
Total benefits and expenses	473	9	482	353	7	360	120	2	122
Income before income taxes	$223	$46	$269	$55	$47	$102	$168	$(1)	$167
Asset-Intensive Reinsurance
The increase before income taxes for U.S. and Latin America Financial Solutions’ Asset-intensive segment for the three months ended June 30, 2021 was primarily due to an increase in transaction and other fees, favorable policyholder experience including impacts from COVID-19 and higher investment related gains (losses), net in coinsurance and funds withheld portfolios. The increase for the six months ended June 30, 2021, was also due to the net increase in fair value of the embedded derivatives.
The invested asset base supporting this segment increased to $26.7 billion as of June 30, 2021, from $23.5 billion as of June 30, 2020.
•The increase in the asset base was primarily due to growth from new transactions.
•As of June 30, 2021 and 2020, $4.8 billion and $3.1 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% was associated with two clients.

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

(dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Total revenues	$406	$295	$696	$408
Less:
Embedded derivatives – modco/funds withheld treaties	14	(7)	59	(230)
Guaranteed minimum benefit riders and related free standing derivatives	—	39	(65)	113
Revenues before certain derivatives	392	263	702	525
Benefits and expenses:
Total benefits and expenses	243	202	473	353
Less:
Embedded derivatives – modco/funds withheld treaties	6	(2)	23	(115)
Guaranteed minimum benefit riders and related free standing derivatives	(4)	2	(33)	40
Equity-indexed annuities	(2)	5	(16)	9
Benefits and expenses before certain derivatives	243	197	499	419
Income before income taxes:
Income before income taxes	163	93	223	55
Less:
Embedded derivatives – modco/funds withheld treaties	8	(5)	36	(115)
Guaranteed minimum benefit riders and related free standing derivatives	4	37	(32)	73
Equity-indexed annuities	2	(5)	16	(9)
Income before income taxes and certain derivatives	$149	$66	$203	$106
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the six months ended June 30, 2021 and 2020.
The change in fair value of the embedded derivatives related to modco/funds withheld treaties, net of deferred acquisition costs increased (decreased) income before income taxes by $8 million and $(5) million for the second quarter and $36 million and $(115) million for the six months ended June 30, 2021 and 2020, respectively. The increase in income for the second quarter was primarily due to amortization of the underlying investments within the funds withheld. The increase in income for the six months ended June 30, 2021, was primarily due to tightening credit spreads, partially offset by higher risk free interest rates.

Guaranteed Minimum Benefit Riders – Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of the embedded derivatives on guaranteed minimum benefits are net of an increase (decrease) in investment related gains (losses), net of $(8) million and $29 million for the second quarter and $(63) million and $127 million for the six months ended June 30, 2021 and 2020, respectively, associated with the Company’s utilization of a credit valuation adjustment.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased (decreased) income before income taxes by $4 million and $37 million for the second quarter and $(32) million and $73 million for the six months ended June 30, 2021 and 2020, respectively. The increase in income for the three months ended June 30, 2021, was primarily due to favorable hedging impacts. The decrease in income for the six months ended June 30, 2021, was primarily due to a decrease in the credit valuation adjustment which has the impact of increasing the fair value of the guaranteed minimum benefit liability, net of related impact on deferred acquisition expenses.
Equity-Indexed Annuities – Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $2 million and $(5) million for the second quarter and $16 million and $(9) million for the six months ended June 30, 2021 and 2020, respectively.  The increase in income for the six months of 2021 was primarily due to an increase in risk free interest rates which has the impact of lowering the fair value of the liability.
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
Discussion and analysis before certain derivatives:
•Income before income taxes and certain derivatives increased by $83 million and $97 million for the three and six months ended June 30, 2021, as compared to the same periods in 2020. The increases were primarily due to an increase in transaction and other fees, favorable policyholder experience including impacts from COVID-19 and higher investment related gains (losses), net in coinsurance and funds withheld portfolios.
•Revenue before certain derivatives increased by $129 million and by $177 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increases were primarily due to the revenue associated with recently executed transactions, increases in fair value of equity options associated with the reinsurance of EIAs and higher investment related gains (losses), net in coinsurance portfolios. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
•Benefits and expenses before certain derivatives increased by $46 million and $80 million for the three and six months ended June 30, 2021, as compared to the same period in 2020. The increases in the second quarter and first six months were primarily due to higher interest credited associated with the reinsurance of EIAs due to improved equity market performance and benefits associated with recently executed transactions. The effect on interest credited related to equity options is substantially offset by a corresponding increase in investment income.
Capital Solutions
Income before income taxes for the U.S. and Latin America Capital Solutions’ business decreased $1 million, or 4.2%, and $1 million, or 2.1%, for the three and six months ended June 30, 2021, as compared to the same periods in 2020. The decreases were primarily due to the termination of transactions, partially offset by growth from new transactions and organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
•At June 30, 2021 and 2020, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $22.3 billion and $19.4 billion, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$324	$274	$50	$627	$555	$72
Investment income, net of related expenses	63	50	13	123	100	23
Investment related gains (losses), net	—	6	(6)	2	(6)	8
Other revenues	5	3	2	9	4	5
Total revenues	392	333	59	761	653	108
Benefits and expenses:
Claims and other policy benefits	298	233	65	582	473	109
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	47	43	4	92	88	4
Other operating expenses	11	9	2	21	18	3
Total benefits and expenses	356	285	71	695	579	116
Income before income taxes	$36	$48	$(12)	$66	$74	$(8)
•The decrease in income before income taxes for the three and six months ended June 30, 2021, as compared to the same periods in 2020, is primarily due to increased claims and other policy benefits associated with the COVID-19 pandemic. These increases are partially offset by an increase in net premiums in the Canada Traditional segment and investment income.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $4 million increase in income before income taxes for both the three and six months ended June 30, 2021. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$301	$254	$47	$581	$514	$67
Investment income, net of related expenses	63	50	13	123	99	24
Investment related gains (losses), net	—	6	(6)	2	(6)	8
Other revenues	2	1	1	3	—	3
Total revenues	366	311	55	709	607	102
Benefits and expenses:
Claims and other policy benefits	277	216	61	543	436	107
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	46	42	4	91	87	4
Other operating expenses	11	9	2	19	17	2
Total benefits and expenses	334	267	67	653	540	113
Income (loss) before income taxes	$32	$44	$(12)	$56	$67	$(11)
Key metrics:
Life insurance in force				$468.3 billion	$409.2 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	92.0%	85.0%		93.5%	84.8%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	15.3%	16.5%		15.7%	16.9%
Other operating expenses as a percentage of net premiums	3.7%	3.5%		3.3%	3.3%
The decrease in income before income taxes for the three and six months ended June 30, 2021, is primarily due to unfavorable individual life mortality experience compared to the same period in 2020, partially offset by an increase in investment income.

Revenues
•The segment added new life business production, measured by face amount of insurance in force, of $8.5 billion and $9.1 billion for the second quarter of 2021 and 2020, respectively, and $22.7 billion, and $21.3 billion during the first six months of 2021 and 2020, respectively.
•The increase in net investment income for the three and six months ended June 30, 2021, was primarily due to increased variable investment income and an increase in the invested asset base due to growth in the underlying business volume partially offset by a decline in interest rates.
•The decrease in investment related gains (losses), net in the second quarter of 2021 is primarily attributable to an increase in the fair value of credit default derivatives in the second quarter of 2020 due to a significant tightening in credit spreads, compared to an immaterial change in credit spreads during the second quarter of 2021. The increase for the six months ended June 30, 2021, is due to a modest increase in the fair value of credit default derivatives during the first six months of 2021, compared to a decrease in the fair value of credit default derivatives during the first six months of 2020 due to the significant widening of credit spreads in the first quarter of 2020.

Benefits and expenses
•The increase in the loss ratio for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was primarily due to unfavorable claims experience in the individual mortality line of business, attributed primarily to the COVID-19 pandemic. While the cause of death is not yet available for all claims, the Company estimates that approximately $49 million of excess claims for the six months ended June 30, 2021, were attributable to COVID-19 or COVID-19 related factors.
Financial Solutions Reinsurance

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$23	$20	$3	$46	$41	$5
Investment income, net of related expenses	—	—	—	—	1	(1)
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	3	2	1	6	4	2
Total revenues	26	22	4	52	46	6
Benefits and expenses:
Claims and other policy benefits	21	17	4	39	37	2
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	1	1	—	1	1	—
Other operating expenses	—	—	—	2	1	1
Total benefits and expenses	22	18	4	42	39	3
Income (loss) before income taxes	$4	$4	$—	$10	$7	$3
Income before income taxes was flat for the second quarter of 2021 compared to the same period in 2020. The increase in income before income taxes for the first six months of 2021 is primarily the result of favorable mortality experience on longevity business.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$517	$409	$108	$1,034	$852	$182
Investment income, net of related expenses	74	79	(5)	142	126	16
Investment related gains (losses), net	2	16	(14)	18	10	8
Other revenues	5	3	2	7	4	3
Total revenues	598	507	91	1,201	992	209
Benefits and expenses:
Claims and other policy benefits	456	314	142	1,000	701	299
Interest credited	2	16	(14)	1	(1)	2
Policy acquisition costs and other insurance expenses	28	33	(5)	59	64	(5)
Other operating expenses	41	30	11	78	67	11
Total benefits and expenses	527	393	134	1,138	831	307
Income before income taxes	$71	$114	$(43)	$63	$161	$(98)
•The decreases in income before income taxes for the three and six months ended June 30, 2021, as compared to the same periods in 2020, were primarily due to unfavorable mortality experience mainly from the impact of COVID-19. These decreases were partially offset by increases in net premiums.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $6 million for the three and six months ended June 30, 2021, as compared to the same periods in 2020. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$433	$352	$81	$871	$742	$129
Investment income, net of related expenses	24	18	6	44	37	7
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	2	1	1	1	(1)	2
Total revenues	459	371	88	916	778	138
Benefits and expenses:
Claims and other policy benefits	414	301	113	883	635	248
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	27	32	(5)	56	62	(6)
Other operating expenses	30	22	8	57	48	9
Total benefits and expenses	471	355	116	996	745	251
Income (loss) before income taxes	$(12)	$16	$(28)	$(80)	$33	$(113)
Key metrics:
Life insurance in force				$861.4 billion	$772.8 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	95.6%	85.5%		101.4%	85.6%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	6.2%	9.1%		6.4%	8.4%
Other operating expenses as a percentage of net premiums	6.9%	6.3%		6.5%	6.5%

Income before income taxes decreased for the three and six months ended June 30, 2021, as compared to the same periods in 2020. The decreases were the result of poor mortality experience, primarily due to the impact of COVID-19. The decreases in both periods were partially offset by increases in net premiums.
Revenues
•The increase in net premiums for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was due to an in increase in business volume on new and existing treaties.
•The segment added new life business production, measured by face amount of insurance in force, of $87.8 billion and $65.1 billion during the second quarter of 2021 and 2020, respectively, and $115.4 billion, and $98.0 billion during the six months ended June 30, 2021, and the same period in 2020, respectively.
Benefits and expenses
•The increase in the loss ratio for the second quarter and first six months of 2021 is due to unfavorable mortality experience primarily attributable to COVID-19. While the cause of death is not available for all claims, the Company estimates that approximately $130 million of excess claims for the six months ended June 30, 2021, were attributable to COVID-19 or COVID-19 related factors.
•The decrease in the ratio of policy acquisition costs and other insurance expense to net premium in the second quarter and first six months of 2021 is due to an overall increase in premiums and transactions with lower or no acquisition costs.
•The increase in other operating expenses for the three and six months ended June 30, 2021, was primarily due to an increase in incentive compensation expense.
Financial Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$84	$57	$27	$163	$110	$53
Investment income, net of related expenses	50	61	(11)	98	89	9
Investment related gains (losses), net	2	16	(14)	18	10	8
Other revenues	3	2	1	6	5	1
Total revenues	139	136	3	285	214	71
Benefits and expenses:
Claims and other policy benefits	42	13	29	117	66	51
Interest credited	2	16	(14)	1	(1)	2
Policy acquisition costs and other insurance expenses	1	1	—	3	2	1
Other operating expenses	11	8	3	21	19	2
Total benefits and expenses	56	38	18	142	86	56
Income (loss) before income taxes	$83	$98	$(15)	$143	$128	$15
The decrease in income before income taxes for the second quarter of 2021 compared to the same period in 2020 is primarily due to decreases in investment income, net of related expenses and investment related gains (losses), net. The increase in income before income taxes for the first six months of 2021 was primarily due to new business activity and investment related gains on the investments supporting the segment’s payout annuity business.
Revenues
•The increase in net premiums for the three and six months ended June 30, 2021, as compared to the same periods in 2020 was primarily due to increased volumes of closed longevity block business.
•The decrease in net investment income for the three months ended and increase for six month ended June 30, 2021, as compared to the same periods in 2020 was primarily related to decreases and increases in income associated with unit-linked policies which fluctuate with market performance and is offset by a decrease in interest credited.
•The decrease and increase in investment related gains (losses), net for the three and six month periods, respectively, was primarily due to fluctuations in the fair market value of CPI swap derivatives due to changes in future inflation expectations.
Benefits and expenses
•The increase in claims and other policy benefits was the result of increased volumes of closed longevity block business.

•The increase in benefits and expenses was partially offset by a decrease in interest credited primarily attributable to the sale of Leidsche, the Company’s subsidiary located in the Netherlands that issued unit-linked products. Interest credited in this segment relates to amounts credited to the contract holders of unit-linked products. This amount will fluctuate according to contract holder investment selections, equity returns and interest rates. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$664	$638	$26	$1,326	$1,348	$(22)
Investment income, net of related expenses	65	48	17	126	92	34
Investment related gains (losses), net	15	15	—	26	(18)	44
Other revenues	13	10	3	30	24	6
Total revenues	757	711	46	1,508	1,446	62
Benefits and expenses:
Claims and other policy benefits	620	546	74	1,184	1,163	21
Interest credited	15	11	4	30	24	6
Policy acquisition costs and other insurance expenses	52	39	13	106	102	4
Other operating expenses	51	42	9	100	85	15
Total benefits and expenses	738	638	100	1,420	1,374	46
Income before income taxes	$19	$73	$(54)	$88	$72	$16
•The decrease in income before income taxes for the three months ended June 30, 2021, is primarily due to unfavorable claims experience in Asia compared to the prior period, partially offset by continued growth of Financial Solutions Reinsurance in Asia. The increase in income before income taxes for the first six months is primarily attributable to increases in investment income, net and investment related gains (losses), net partially offset by unfavorable claims experience in Asia compared to the prior period.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in an increase (decrease) in income before income taxes of $(1) million and $1 million for the three and six months ended June 30, 2021, as compared to the same periods in 2020. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$616	$607	$9	$1,225	$1,243	$(18)
Investment income, net of related expenses	34	27	7	67	54	13
Investment related gains (losses), net	—	—	—	(1)	—	(1)
Other revenues	3	2	1	9	6	3
Total revenues	653	636	17	1,300	1,303	(3)
Benefits and expenses:
Claims and other policy benefits	578	514	64	1,096	1,069	27
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	41	34	7	84	83	1
Other operating expenses	46	41	5	91	80	11
Total benefits and expenses	665	589	76	1,271	1,232	39
Income (loss) before income taxes	$(12)	$47	$(59)	$29	$71	$(42)
Key metrics:
Life insurance in force				$516.1 billion	$649.5 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	93.8%	84.7%		89.5%	86.0%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	6.7%	5.6%		6.9%	6.7%
Other operating expenses as a percentage of net premiums	7.5%	6.8%		7.4%	6.4%
The decrease in income before income taxes is primarily the result of net unfavorable claims experience in Asia, primarily in India. The decrease for the first six months is also the result of year to date decreases in net premiums in Australia.

Revenues
•The increase in net premiums for the three months ended June 30, 2021 as compared to the same period in 2020 is primarily the due to new business production partially offset by a reduction in premiums in Australia. Premiums for the first six months of 2021 was primarily due to premium reductions in Australia group business as a result of the non-renewal of two large group treaties effective June 30, 2020.
•The segment added new life business production, measured by face amount of insurance in force, of $10.9 billion and $16.6 billion during the second quarter of 2021 and 2020, respectively, and $18.5 billion, and $32.3 billion during the six months ended June 30, 2021 and 2020, respectively, due to new business production and in force transactions offset by lapses, recaptures and non-renewal of two large group treaties in Australia.
Benefits and expenses
•The increases in the loss ratio for the three and six months ended June 30, 2021, as compared to the same periods in 2020, were primarily due to unfavorable claims experience in Asia. While the cause of death is not yet available for all claims, the Company estimates that approximately $63 million of claims, of which approximately $57 million were incurred in India, for the six months ended June 30, 2021, were attributable to COVID-19 or COVID-19 related factors.
Financial Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$48	$31	$17	$101	$105	$(4)
Investment income, net of related expenses	31	21	10	59	38	21
Investment related gains (losses), net	15	15	—	27	(18)	45
Other revenues	10	8	2	21	18	3
Total revenues	104	75	29	208	143	65
Benefits and expenses:
Claims and other policy benefits	42	32	10	88	94	(6)
Interest credited	15	11	4	30	24	6
Policy acquisition costs and other insurance expenses	11	5	6	22	19	3
Other operating expenses	5	1	4	9	5	4
Total benefits and expenses	73	49	24	149	142	7
Income (loss) before income taxes	$31	$26	$5	$59	$1	$58
The increase in income before income taxes for the second quarter was primarily due to continued growth in the business. The increase in income before income taxes for the first six months of 2021 was due to favorable fluctuations in the fair value of derivatives and continued growth and favorable experience on existing asset-intensive business in Asia. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.6 billion and $3.2 billion for the six months ended June 30, 2021 and 2020, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Revenues
•The increase in net premiums for the second quarter is attributable to a higher contribution from single premium asset-intensive transactions in the three months ended June 30, 2021, as compared to the same period in 2020.
•The increase in investment related gains (losses), net for the six month period ended June 30, 2021, is primarily due to favorable fluctuations in the fair value of credit default and CPI swap derivatives due to tightening credit spreads and higher future inflation expectations.
Benefits and expenses
•The increase in claims and other policy benefits in the second quarter is the result of an increase in reserves from single premium asset-intensive transactions in the three months ended June 30, 2021, as compared to the same period in 2020.
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

(dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$—	$—	$—	$—	$—	$—
Investment income, net of related expenses	48	48	—	206	106	100
Investment related gains (losses), net	64	22	42	337	(45)	382
Other revenues	29	20	9	39	21	18
Total revenues	141	90	51	582	82	500
Benefits and expenses:
Claims and other policy benefits	—	—	—	—	—	—
Interest credited	1	3	(2)	2	5	(3)
Policy acquisition costs and other insurance income	(26)	(29)	3	(54)	(57)	3
Other operating expenses	86	69	17	156	131	25
Interest expense	43	42	1	88	83	5
Collateral finance and securitization expense	2	4	(2)	5	10	(5)
Total benefits and expenses	106	89	17	197	172	25
Income (loss) before income taxes	$35	$1	$34	$385	$(90)	$475
The increase in income before income taxes for the three and six month periods ended June 30, 2021, is primarily due to an increase in total revenues and partially offset by an increase in other operating expenses.
•The increase in net investment income for the first six months of 2021 includes a reclassification of approximately $92 million of pre-tax unrealized gains on certain limited partnerships, for which the Company uses the equity method of accounting, from AOCI to net investment income. The unrealized gains should have been recognized directly in net investment income in the same prior periods they were reported as earnings by the investees.
•The increase in investment related gains (losses), net for the three and six months ended June 30, 2021, includes $27 million and $131 million, respectively, of changes in the carrying value of investments in limited partnerships considered to be investment companies. $70 million of the changes in the carrying value recognized in the first quarter relates to an adjustment to the carrying value from cost less impairments to a fair value approach, using the net asset value (“NAV”) per share or its equivalent, which should have been recognized in prior periods. The remaining increase for the three and six months ended June 30, 2021, is attributable to gains on sales of fixed maturity securities, a decrease in the allowance for credit losses on mortgage loans as a result of assumption updates due to the improving view of the impact of the COVID-19 pandemic, and changes in the fair value of derivatives and equity securities.
•The increase in other operating expenses for the three and six months ended June 30, 2021, was primarily due to an increase in incentive compensation expense.
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
Current Market Environment
The Company’s average investment yield, excluding spread business, for the six months ended June 30, 2021, was 5.15%, 108 basis points higher compared to the same period in 2020. The increase in average yield is primarily attributable to the aforementioned accounting correction associated with equity method limited partnerships and an increase in the average invested asset base and overall yield, primarily attributable to an increase in variable investment income in the current year. However, the current interest rate environment continues to put downward pressure on the Company’s investment yield. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity securities available-for-sale decreased from $7.4 billion at December 31, 2020, to $5.8 billion at June 30, 2021. Similarly, gross unrealized losses increased from $197 million at December 31, 2020, to $267 million at June 30, 2021.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on fixed maturity securities of $5.8 billion remain well in excess of gross unrealized losses of $267 million as of June 30, 2021. The Company does not rely on short-term funding or commercial paper and to date has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest and dividend income	$32	$183	$64	$408
Interest expense	51	50	103	100
Capital contributions to subsidiaries	3	18	7	33
Issuance of unaffiliated debt	—	598	—	598
Dividends to shareholders	47	43	95	87
Issuance of common stock, net of expenses	—	481	—	481
Purchase of treasury stock	2	—	2	153

	June 30, 2021	December 31, 2020
Cash and invested assets	$611	$1,308
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
RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, it has in recent years repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors. RGA’s current share repurchase program, which was approved by the board of directors in January 2019, authorizes the repurchase of up to $400 million of common stock. On August 3, 2021, the Company announced the lifting of the existing suspension on share repurchases. The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Six months ended June 30,
	2021	2020
Dividends to shareholders	$95	$87
Purchase of treasury stock (1)	—	153
Total amount paid to shareholders	$95	$240

Number of treasury shares purchased (1)	—	1,074,413
Average price per share	$—	$142.05
(1) Excludes shares utilized to execute and settle certain stock incentive awards.
On June 5, 2020, the Company completed a public offering of 6,172,840 shares of common stock, $0.01 par value per share, at a public offering price of $81.00 per share.  The Company received net proceeds of approximately $481 million. The Company granted the underwriters an option to purchase from the Company, within 30 days after the underwriting Agreement dated June 2, 2020, up to an additional 925,926 shares of common stock at the offering price of $81.00 per share. The underwriters’ option was not exercised and expired on July 2, 2020. The Company utilized the net proceeds of the offering for general corporate purposes.
In July 2021, RGA’s board of directors declared a quarterly dividend of $0.73 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
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
As of June 30, 2021 and December 31, 2020, the Company had $3.2 billion and $3.6 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of June 30, 2021 and December 31, 2020, the average net interest rate on long-term debt outstanding was 4.48% and 4.54%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
On June 9, 2020, RGA issued 3.15% Senior Notes due June 15, 2030, with a face amount of $600 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $593 million and were used in part to repay the Company’s $400 million 5.000% senior notes due in the second quarter of 2021, and the remainder was used for general corporate purposes. Capitalized issue costs were approximately $5 million.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in August 2023. As of June 30, 2021, the Company had no cash borrowings outstanding and $21 million in issued, but undrawn, letters of credit under this facility.

Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next twelve months.
Credit and Committed Facilities
At June 30, 2021, the Company maintained an $850 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating to $1.1 billion. See Note 13 – “Debt” in the Notes to Consolidated Financial Statements in the 2020 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At June 30, 2021, there were approximately $23 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2021, $1.5 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a revolving credit facility, under which the Company had availability of $829 million as of June 30, 2021. The Company also has $419 million of funds available through collateralized borrowings from the FHLB as of June 30, 2021. As of June 30, 2021, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements in the 2020 Annual Report). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its cash and cash equivalents along with its current sources of liquidity are adequate to meet its cash requirements for the next twelve months, despite the uncertainty associated with the pandemic.

Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are summarized as follows:

	For the six months ended June 30,
	2021	2020
	(Dollars in millions)
Sources:
Net cash provided by operating activities	$2,330	$2,579
Proceeds from issuance of common stock, net	—	481
Proceeds from long-term debt issuance	—	598
Exercise of stock options, net	—	1
Change in cash collateral for derivative positions and other arrangements	184	93
Cash provided by changes in universal life and other
investment type policies and contracts	79	575
Total sources	2,593	4,327

Uses:
Net cash used in investing activities	2,173	1,024
Dividends to stockholders	95	87
Repayment of collateral finance and securitization notes	65	160
Debt issuance costs	—	5
Principal payments of long-term debt	401	1
Purchases of treasury stock	2	162
Effect of exchange rate changes on cash	11	24
Total uses	2,747	1,463
Net change in cash and cash equivalents	$(154)	$2,864
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
Contractual Obligations
There were no other material changes in the Company’s contractual obligations from those reported in the 2020 Annual Report, except for the following:

•The Company’s contractual obligations associated with interest sensitive liabilities increased from $37.1 billion at December 2020 to $41.7 billion as of June 30, 2021, primarily due to a large asset-intensive transaction completed in the second quarter. The majority of the payments due under these commitments are expected to occur beyond five years.

•The Company’s contractual obligations associated with limited partnerships and other investment related commitments increased from $1.1 billion at December 2020 to $1.8 billion as of June 30, 2021, primarily due to an increase in new investment opportunities in the current period. The majority of the payments due under these commitments are expected to occur within the next twelve months.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $3.4 billion and $3.6 billion at June 30, 2021 and December 31, 2020, respectively. Given the uncertainty associated with the COVID-19 pandemic and the related volatility in the financial markets, the Company has increased its liquidity position. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $84 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets.
The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.8 billion at June 30, 2021 and December 31, 2020, which is included in interest-sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

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
Effects of COVID-19
Credit markets continued to recover during the first six months of 2021 following the disruption in the global financial markets caused by the COVID-19 pandemic. The Company has exposure to some of the asset classes and industries most affected by the COVID-19 pandemic such as commercial mortgage loans, emerging market debt, energy, and airlines; however, the Company’s primary exposure in these asset classes is of high quality assets. The Company continues to monitor and evaluate the impact of the COVID-19 pandemic on its investment portfolio and is working closely with its borrowers to evaluate any short-term cash flow issues.
Portfolio Composition
The Company had total cash and invested assets of $79.6 billion and $75.8 billion as of June 30, 2021 and December 31, 2020, respectively, as illustrated below (dollars in millions):

	June 30, 2021	% of Total	December 31, 2020	% of Total
Fixed maturity securities, available-for-sale	$58,287	73.2%	$56,735	74.8%
Equity securities	147	0.2	132	0.2
Mortgage loans on real estate	6,481	8.1	5,787	7.6
Policy loans	1,254	1.6	1,258	1.7
Funds withheld at interest	7,049	8.9	5,432	7.2
Short-term investments	184	0.2	227	0.3
Other invested assets	2,924	3.7	2,829	3.7
Cash and cash equivalents	3,254	4.1	3,408	4.5
Total cash and invested assets	$79,580	100.0%	$75,808	100.0%
Investment Yield
The following table presents consolidated average invested assets, at amortized cost, net investment income, investment yield, variable investment income (“VII”), and investment yield excluding VII, which can vary significantly from period to period (dollars in millions). The table excludes spread related business. Spread related business is primarily associated with contracts on which the Company earns an interest rate spread between assets and liabilities. To varying degrees, fluctuations in the yield on other spread related business is generally subject to corresponding adjustments to the interest credited on the liabilities.

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Increase/ (Decrease)	2021	2020	Increase/ (Decrease)
Average invested assets at amortized cost	$33,587	$30,420	$3,167	$33,266	$29,923	$3,343
Net investment income	$383	$305	$78	$846	$604	$242
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.64%	4.07%	57 bps	5.15%	4.07%	108 bps
VII (included in net investment income)	$78	$16	$62	$240	$19	$221
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	3.84%	3.99%	(15) bps	3.82%	4.09%	(27) bps

Investment yield increased for the three and six months ended June 30, 2021, in comparison to the same periods in the prior year, primarily due to increased variable income from limited partnerships and real estate joint ventures, which are included in other invested assets on the condensed consolidated balance sheets. Investment yield excluding variable investment income decreased for the three and six months ended June 30, 2021, in comparison to the same periods in the prior year, primarily due to the continued low interest rate environment.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of June 30, 2021 and December 31, 2020.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). RMBS, ABS, and CMBS are collectively “structured securities.” As of June 30, 2021 and December 31, 2020, approximately 93.9% and 94.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The Company owns floating rate securities that represent approximately 5.2% and 5.6% of the total fixed maturity securities as of June 30, 2021 and December 31, 2020, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 63.4% and 63.9% of total fixed maturity securities as of June 30, 2021 and December 31, 2020, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of June 30, 2021 and December 31, 2020.
As of June 30, 2021, the Company’s investments in Canadian government securities represented 8.4% of the fair value of total fixed maturity securities compared to 9.1% of the fair value of total fixed maturities as of December 31, 2020. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of June 30, 2021 and December 31, 2020 was as follows (dollars in millions):

		June 30, 2021			December 31, 2020
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$31,394	$34,862	59.8%	$29,770	$34,589	60.9%
2	BBB	17,948	19,896	34.1	16,440	18,751	33.1
3	BB	2,575	2,683	4.6	2,480	2,588	4.6
4	B	686	678	1.2	713	697	1.2
5	CCC and lower	179	159	0.3	131	102	0.2
6	In or near default	15	9	—	14	8	—
	Total	$52,797	$58,287	100.0%	$49,548	$56,735	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021			December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
RMBS:
Agency	$623	$667	9.9%	$686	$744	11.0%
Non-agency	700	710	10.5	1,049	1,073	15.8
Total RMBS	1,323	1,377	20.4	1,735	1,817	26.8
ABS:
Collateralized loan obligations (“CLOs”)	1,722	1,720	25.6	1,707	1,689	24.9
ABS, excluding CLOs	1,745	1,762	26.2	1,392	1,403	20.7
Total ABS	3,467	3,482	51.8	3,099	3,092	45.6
CMBS	1,774	1,869	27.8	1,790	1,868	27.6
Total	$6,564	$6,728	100.0%	$6,624	$6,777	100.0%
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
As of June 30, 2021 and December 31, 2020, the Company had $267 million and $197 million, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have expected credit losses will record an allowance for credit losses in the amount that the fair value is less than the amortized cost.

Mortgage Loans on Real Estate
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Most of the mortgage loans in the Company’s portfolio range in size up to $30 million, with the average mortgage loan investment as of June 30, 2021, totaling approximately $9 million. For the six months ended June 30, 2021, the Company decreased its allowance for credit losses on its commercial mortgage loan portfolio by approximately $19 million to reflect the updated outlook from the COVID-19 pandemic.
The Company continues to monitor and evaluate the impact of the COVID-19 pandemic on its investment portfolio and is working closely with its borrowers to evaluate any short-term cash flow issues. For the six months ended June 30, 2021, the Company modified the payment terms of one commercial mortgage loan, with a carrying value of approximately $10 million in response to COVID-19. For the year ended December 31, 2020, the Company modified the payments terms of approximately 52 commercial mortgage loans, with a carrying value of approximately $660 million in response to COVID-19. These loans met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and were not considered a troubled debt restructuring. In accordance with the CARES Act criteria, these loans were not more than 30 days past due at December 31, 2019, and the modifications included deferral or delayed payments of principal or interest on the loan. As of June 30, 2021 and December 31, 2020, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	June 30, 2021		December 31, 2020
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,361	36.1%	$2,253	38.5%
South	2,235	34.2	2,040	34.8
Midwest	1,204	18.4	1,027	17.5
Northeast	410	6.3	277	4.7
Subtotal - U.S.	6,210	95.0	5,597	95.5
Canada	208	3.2	188	3.2
United Kingdom	117	1.8	76	1.3
Other	2	—	—	—
Total	$6,537	100.0%	$5,861	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2020 Annual Report for information regarding the Company’s policy for allowance for credit losses and impairments on mortgage loans.
See “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding allowance for credit losses and impairments.
Impairments and Allowance for Credit Losses
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2020 Annual Report for additional information. The table below summarizes investment related (gains) losses, net, for impairments and changes in allowance for credit losses on fixed maturity securities, other impairment losses and changes in the mortgage loan allowance for credit losses for the three and six months ended June 30, 2021 and 2020 (dollars in millions).

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Impairments and change in allowance for credit losses on fixed maturity securities	$(5)	$—	$(3)	$34
Other impairment losses and changes in provision	(1)	5	(2)	5
Change in mortgage loan allowance for credit losses	(2)	17	(19)	30
Total	$(8)	$22	$(24)	$69

The decrease in mortgage loan allowance for credit losses for the six months ended June 30, 2021, was primarily due to the updated outlook from the COVID-19 pandemic. The impairments and change in allowance for credit losses on fixed maturity securities for the six months ended June 30, 2020, were primarily related to high-yield securities as a result of the uncertainty in the global markets due to the COVID-19 pandemic. In addition, the increase in mortgage loan allowance for credit losses for the six months ended June 30, 2020, was primarily due to the estimated impact from the COVID-19 pandemic.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost, by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of June 30, 2021 and December 31, 2020.
As of June 30, 2021 and December 31, 2020, the Company classified approximately 6.7% and 5.9%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, and Canadian provincial strip bonds with inactive trading markets.
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
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of June 30, 2021 and December 31, 2020. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts, fair value option (“FVO”) contractholder-directed unit-linked investments and FHLB common stock. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of June 30, 2021 and December 31, 2020.
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
See Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of June 30, 2021 and December 31, 2020.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of June 30, 2021, the Company had credit exposure of $18 million.

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
The Company holds $958 million and $935 million, of lifetime mortgages, net of allowance for credit losses, as of June 30, 2021 and December 31, 2020, respectively, in beneficial interests in lifetime mortgages in the UK. Investment income includes $13 million and $10 million in interest income earned on lifetime mortgages for the three months ended June 30, 2021 and 2020, respectively, and $26 million and $20 million in interest income earned on lifetime mortgages for the six months ended June 30, 2021 and 2020, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
New Accounting Standards
See Note 14 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product.  As of June 30, 2021, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2020, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter.  The Company continues to monitor and assess the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended June 30, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2021 – April 30, 2021	—	$—	—	$167,573,148
May 1, 2021 – May 31, 2021	845	$126.86	—	$167,573,148
June 1, 2021 – June 30, 2021	124	$115.80	—	$167,573,148
(1)RGA had no repurchases of common stock under its share repurchase program for April, May and June 2021. The Company net settled – issuing 2,414 and 2,095 shares from treasury and repurchased from recipients 845 and 124 shares in May and June 2021, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2017. On August 3, 2021, the Company announced the lifting of the existing suspension on share repurchases. The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price..
ITEM 6.  Exhibits
See index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective as of May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed on May 22, 2020.

3.2	Amended and Restated Bylaws, effective as of May 23, 2018, incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 24, 2018.

10.1	Amendment to the Reinsurance Group of America, Incorporated Flexible Stock Plan, effective May 19, 2021, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 20, 2021.

10.2
Amendment to the Reinsurance Group of America, Incorporated Flexible Stock Plan for Directors, effective May 19, 2021, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 20, 2021.

10.3
Reinsurance Group of America, Incorporated Phantom Stock Plan for Directors, as amended and restated effective May 19, 2021, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 20, 2021.

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

Reinsurance Group of America, Incorporated
Date: August 5, 2021	By:	/s/ Anna Manning
Anna Manning
President & Chief Executive Officer
(Principal Executive Officer)
Date: August 5, 2021	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)