Form 10-Q
period 2021-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2021-11-05
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
 OR
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
As of October 31, 2021, 67,600,151 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(Dollars in millions, except share data)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $54,347 and $49,548; allowance for credit losses of $17 and $20)	$59,289	$56,735
Equity securities, at fair value	160	132
Mortgage loans on real estate (net of allowance for credit losses of $39 and $64)	6,366	5,787
Policy loans	1,234	1,258
Funds withheld at interest	7,034	5,432
Short-term investments	82	227
Other invested assets	3,404	2,829
Total investments	77,569	72,400
Cash and cash equivalents	3,027	3,408
Accrued investment income	574	511
Premiums receivable and other reinsurance balances	3,013	2,842
Reinsurance ceded receivables and other	2,585	983
Deferred policy acquisition costs	3,687	3,616
Other assets	994	896
Total assets	$91,449	$84,656
Liabilities and Stockholders’ Equity
Future policy benefits	$35,666	$31,453
Interest-sensitive contract liabilities	26,017	23,276
Other policy claims and benefits	7,117	6,413
Other reinsurance balances	543	598
Deferred income taxes	2,407	3,263
Other liabilities	3,327	1,340
Long-term debt	3,173	3,573
Collateral finance and securitization notes	314	388
Total liabilities	78,564	70,304
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock – par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at September 30, 2021 and December 31, 2020	1	1
Additional paid-in capital	2,447	2,406
Retained earnings	8,458	8,148
Treasury stock, at cost – 17,710,775 and 17,353,697 shares	(1,604)	(1,562)
Accumulated other comprehensive income	3,583	5,359
Total stockholders’ equity	12,885	14,352
Total liabilities and stockholders’ equity	$91,449	$84,656
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:	(Dollars in millions, except per share data)
Net premiums	$3,094	$2,825	$9,106	$8,434
Investment income, net of related expenses	796	654	2,367	1,893
Investment related gains (losses), net	58	66	472	(138)
Other revenues	95	98	354	264
Total revenues	4,043	3,643	12,299	10,453
Benefits and Expenses:
Claims and other policy benefits	3,289	2,530	9,294	7,894
Interest credited	177	196	541	529
Policy acquisition costs and other insurance expenses	338	374	1,010	912
Other operating expenses	229	211	683	594
Interest expense	41	43	129	126
Collateral finance and securitization expense	3	4	8	14
Total benefits and expenses	4,077	3,358	11,665	10,069
Income (loss) before income taxes	(34)	285	634	384
Provision for income taxes	(12)	72	173	101
Net income (loss)	$(22)	$213	$461	$283
Earnings per share:
Basic earnings per share	$(0.32)	$3.13	$6.78	$4.39
Diluted earnings per share	$(0.32)	$3.12	$6.74	$4.36
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Comprehensive income (loss)	(Dollars in millions)
Net income (loss)	$(22)	$213	$461	$283
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(30)	39	19	(79)
Net unrealized investment gains (losses)	(429)	453	(1,796)	1,243
Defined benefit pension and postretirement plan adjustments	1	(4)	1	(12)
Total other comprehensive income (loss), net of tax	(458)	488	(1,776)	1,152
Total comprehensive income (loss)	$(480)	$701	$(1,315)	$1,435
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions except per share amounts)
(Unaudited)

	Three months ended September 30, 2021 and 2020
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2021	$1	$2,430	$8,531	$(1,559)	$4,041	$13,444
Net income (loss)			(22)			(22)
Total other comprehensive income (loss)					(458)	(458)
Dividends to stockholders, $0.73 per share			(50)			(50)
Purchase of treasury stock				(46)		(46)
Reissuance of treasury stock		17	(1)	1		17
Balance, September 30, 2021	$1	$2,447	$8,458	$(1,604)	$3,583	$12,885

Balance, June 30, 2020	$1	$2,413	$7,901	$(1,563)	$3,801	$12,553
Net income			213			213
Total other comprehensive income (loss)					488	488
Dividends to stockholders, $0.70 per share			(47)			(47)
Purchase of treasury stock				—		—
Reissuance of treasury stock		8	(1)			7
Balance, September 30, 2020	$1	$2,421	$8,066	$(1,563)	$4,289	$13,214

	Nine months ended September 30, 2021 and 2020
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2020	$1	$2,406	$8,148	$(1,562)	$5,359	$14,352
Adoption of new accounting standards			—			—
Net income			461			461
Total other comprehensive income (loss)					(1,776)	(1,776)
Dividends to stockholders, $2.13 per share			(145)			(145)
Issuance of common stock, net of expenses						—
Purchase of treasury stock				(48)		(48)
Reissuance of treasury stock		41	(6)	6		41
Balance, September 30, 2021	$1	$2,447	$8,458	$(1,604)	$3,583	$12,885

Balance, December 31, 2019	$1	$1,937	$7,952	$(1,426)	$3,137	$11,601
Adoption of new accounting standards			(12)			(12)
Net income			283			283
Total other comprehensive income (loss)					1,152	1,152
Dividends to stockholders, $2.10 per share			(134)			(134)
Issuance of common stock, net of expenses		481				481
Purchase of treasury stock				(162)		(162)
Reissuance of treasury stock		3	(23)	25		5
Balance, September 30, 2020	$1	$2,421	$8,066	$(1,563)	$4,289	$13,214

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2021	2020
	(Dollars in millions)
Net cash provided by (used in) operating activities	$3,821	$2,779
Cash flows from investing activities:
Sales of fixed maturity securities available-for-sale	9,673	5,088
Maturities of fixed maturity securities available-for-sale	682	670
Sales of equity securities	26	181
Principal payments and sales of mortgage loans on real estate	728	378
Principal payments on policy loans	32	66
Purchases of fixed maturity securities available-for-sale	(13,698)	(7,532)
Purchases of equity securities	(21)	(22)
Cash invested in mortgage loans on real estate	(980)	(631)
Cash invested in policy loans	(8)	(6)
Cash invested in funds withheld at interest	(60)	(71)
Purchase of business, net of cash acquired of $53	(156)	—
Proceeds from sale of businesses, net of cash transferred of $43	19	—
Purchases of property and equipment	(15)	(17)
Change in short-term investments	379	(85)
Change in other invested assets	(93)	(233)
Net cash provided by (used in) investing activities	(3,492)	(2,214)
Cash flows from financing activities:
Dividends to stockholders	(145)	(134)
Proceeds from issuance of common stock, net	—	481
Repayment of collateral finance and securitization notes	(74)	(188)
Proceeds from long-term debt issuance	—	598
Debt issuance costs	—	(5)
Principal payments of long-term debt	(402)	(2)
Purchases of treasury stock	(48)	(162)
Exercise of stock options, net	—	1
Change in cash collateral for derivative positions and other arrangements	29	28
Change in deposit asset on reinsurance	14	—
Deposits on investment-type policies and contracts	857	1,259
Withdrawals on investment-type policies and contracts	(908)	(642)
Net cash provided by (used in) financing activities	(677)	1,234
Effect of exchange rate changes on cash	(33)	8
Change in cash and cash equivalents	(381)	1,807
Cash and cash equivalents, beginning of period	3,408	1,449
Cash and cash equivalents, end of period	$3,027	$3,256
Supplemental disclosures of cash flow information:
Interest paid	$121	$117
Income taxes paid (received), net of refunds	$313	$58
Non-cash investing activities:
Transfer of invested assets	$1,798	$—
Non-cash financing activities:
Non-cash deposits on reinsurance	$1,581	$—
Purchase of a business:
Assets acquired, excluding cash acquired	$847	$—
Liabilities assumed	$(691)	$—
Sale of businesses:
Assets disposed, net of cash transferred	$(512)	$—
Liabilities disposed	$504	$—
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
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Earnings:
Net income (loss)	$(22)	$213	$461	$283
Shares:
Weighted average outstanding shares	68	68	68	65
Equivalent shares from outstanding stock awards	—	—	—	—
Denominator for diluted calculation	68	68	68	65
Earnings per share:
Basic	$(0.32)	$3.13	$6.78	$4.39
Diluted	$(0.32)	$3.12	$6.74	$4.36

As a result of the net loss for the three months ended September 30, 2021, the Company is required to use basic weighted average common shares outstanding of 68 million in the calculation of diluted loss per share, since the inclusion of shares for outstanding stock awards would have been anti-dilutive to the loss per share calculations.
The calculation of common equivalent shares does not include the impact of stock awards with a conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 1.2 million and 1.1 million stock awards and approximately 0.5 million performance contingent shares were excluded from the calculation of common equivalent shares during the three and nine month periods ended September 30, 2021, respectively.

3.    Equity
Common Stock
The changes in the number of common stock issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2020	85,310,598	17,353,697	67,956,901
Issuance of common stock	—	—	—
Common stock acquired	—	405,644	(405,644)
Stock-based compensation (1)	—	(48,566)	48,566
Balance, September 30, 2021	85,310,598	17,710,775	67,599,823

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2019	79,137,758	16,481,656	62,656,102
Issuance of common stock	6,172,840	—	6,172,840
Common stock acquired	—	1,074,413	(1,074,413)
Stock-based compensation (1)	—	(182,497)	182,497
Balance, September 30, 2020	85,310,598	17,373,572	67,937,026
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
In January 2019, RGA’s board of directors authorized a repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the nine months ended September 30, 2021, RGA repurchased 405,644 shares of common stock under this program for $46 million. During the nine months ended September 30, 2020, RGA repurchased 1,074,413 shares of common stock under this program for $153 million.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2021 and 2020 are as follows (dollars in millions):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2020	$(69)	$5,500	$(72)	$5,359
Other comprehensive income (loss) before reclassifications	33	(2,136)	(5)	(2,108)
Amounts reclassified to (from) AOCI	—	(181)	6	(175)
Deferred income tax benefit (expense)	(14)	521	—	507
Balance, September 30, 2021	$(50)	$3,704	$(71)	$3,583

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2019	$(92)	$3,299	$(70)	$3,137
Other comprehensive income (loss) before reclassifications	(82)	1,610	(18)	1,510
Amounts reclassified to (from) AOCI	—	(12)	3	(9)
Deferred income tax benefit (expense)	3	(355)	3	(349)
Balance, September 30, 2020	$(171)	$4,542	$(82)	$4,289
(1)Includes cash flow hedges of $(55) and $(49) as of September 30, 2021 and December 31, 2020, respectively, and $(57) and $(26) as of September 30, 2020 and December 31, 2019, respectively. See Note 5 – “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three and nine months ended September 30, 2021 and 2020 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,
Details about AOCI Components	2021	2020	2021	2020	Affected Line Item in Statements of Income
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$35	$8	$218	$(20)	Investment related gains (losses), net
Cash flow hedges – Interest rate	(2)	(1)	(6)	(3)	(1)
Cash flow hedges – Currency/Interest rate	—	—	—	—	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	(8)	6	(31)	35	(2)
Total	25	13	181	12
Provision for income taxes	(5)	(3)	(38)	(5)
Net unrealized gains (losses), net of tax	$20	$10	$143	$7
Amortization of defined benefit plan items:
Prior service cost (credit)	$—	$—	$1	$1	(3)
Actuarial gains (losses)	(3)	(1)	(7)	(4)	(3)
Total	(3)	(1)	(6)	(3)
Provision for income taxes	—	1	1	1
Amortization of defined benefit plans, net of tax	$(3)	$—	$(5)	$(2)

Total reclassifications for the period	$17	$10	$138	$5
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
Equity Based Compensation
Equity compensation expense was $40 million and $3 million in the first nine months of 2021 and 2020, respectively. In the first quarter of 2021, the Company granted 200,239 stock appreciation rights at $129.01 weighted average exercise price per share, 167,883 performance contingent awards and 327,813 restricted stock units to employees. Performance contingent awards include both performance contingent shares and performance share units. Additionally, non-employee directors were granted a total of 8,154 shares of common stock. As of September 30, 2021, 1,609,025 share awards at a weighted average strike price per share of $97.48 were vested and exercisable, with a remaining weighted average exercise period of 4.2 years. As of September 30, 2021, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $39 million. It is estimated that these costs will vest over a weighted average period of 0.8 year.

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
The following tables provide information relating to investments in fixed maturity securities by type as of September 30, 2021 and December 31, 2020 (dollars in millions):

September 30, 2021:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$34,331	$12	$3,196	$186	$37,329	62.9%
Canadian government	3,280	—	1,447	3	4,724	8.0
RMBS	1,165	—	50	6	1,209	2.0
ABS	3,763	—	39	23	3,779	6.4
CMBS	1,795	1	89	6	1,877	3.2
U.S. government	1,450	—	31	21	1,460	2.5
State and political subdivisions	1,197	—	139	5	1,331	2.2
Other foreign government	7,366	4	294	76	7,580	12.8
Total fixed maturity securities	$54,347	$17	$5,285	$326	$59,289	100.0%

December 31, 2020:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$31,963	$17	$4,356	$94	$36,208	63.9%
Canadian government	3,145	—	1,995	—	5,140	9.1
RMBS	1,735	—	84	2	1,817	3.2
ABS	3,099	—	35	42	3,092	5.4
CMBS	1,790	3	102	21	1,868	3.3
U.S. government	1,242	—	196	1	1,437	2.5
State and political subdivisions	1,237	—	157	4	1,390	2.4
Other foreign government	5,337	—	479	33	5,783	10.2
Total fixed maturity securities	$49,548	$20	$7,404	$197	$56,735	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of September 30, 2021 and December 31, 2020, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of September 30, 2021 and December 31, 2020 (dollars in millions):

	September 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$121	$130	$148	$162
Fixed maturity securities received as collateral	n/a	1,849	n/a	1,784
Assets in trust held to satisfy collateral requirements	28,198	30,761	27,675	31,179
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as well as the securities disclosed below as of September 30, 2021 and December 31, 2020 (dollars in millions).

	September 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Government of Japan	$3,261	$3,252	$1,493	$1,491
Canadian province of Quebec	1,361	2,213	1,303	2,474
Canadian province of Ontario	1,099	1,445	1,054	1,528
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of September 30, 2021, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,345	$1,355
Due after one year through five years	8,952	9,457
Due after five years through ten years	10,882	11,751
Due after ten years	26,445	29,861
Structured securities	6,723	6,865
Total	$54,347	$59,289
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of September 30, 2021 and December 31, 2020 (dollars in millions):

September 30, 2021:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$12,657	$13,693	36.7%
Industrial	17,523	19,080	51.1
Utility	4,151	4,556	12.2
Total	$34,331	$37,329	100.0%

December 31, 2020:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$11,785	$13,236	36.6%
Industrial	16,274	18,435	50.9
Utility	3,904	4,537	12.5
Total	$31,963	$36,208	100.0%

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
The following table presents the rollforward of the allowance for credit losses in fixed maturity securities by type for the nine months ended September 30, 2021 and 2020 (dollars in millions):

	Nine months ended September 30, 2021
	Corporate	CMBS	Other Foreign Government	Total
Balance, beginning of period	$17	$3	$—	$20
Credit losses recognized on securities for which credit losses were not previously recorded	5	1	4	10
Reductions for securities sold during the period	(8)	(2)	—	(10)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(2)	(1)	—	(3)
Balance, end of period	$12	$1	$4	$17

	Nine months ended September 30, 2020
	Corporate	CMBS	Other Foreign Government	Total
Balance, beginning of period	$—	$—	$—	$—
Credit losses recognized on securities for which credit losses were not previously recorded	38	—	2	40
Reductions for securities sold during the period	(19)	—	(2)	(21)
Balance, end of period	$19	$—	$—	$19
Unrealized Losses for Fixed Maturity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,601 and 877 fixed maturity securities as of September 30, 2021 and December 31, 2020, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in millions):

	September 30, 2021		December 31, 2020
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$266	81.6%	$133	67.5%
20% or more for less than six months	11	3.4	42	21.3
20% or more for six months or greater	49	15.0	22	11.2
Total	$326	100.0%	$197	100.0%
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

The following tables present the estimated fair values and gross unrealized losses for fixed maturity securities that have estimated fair values below amortized cost as of September 30, 2021 and December 31, 2020 (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
September 30, 2021:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$3,789	$107	$348	$18	$4,137	$125
Canadian government	45	3	—	—	45	3
RMBS	143	3	86	3	229	6
ABS	935	6	668	5	1,603	11
CMBS	75	1	20	1	95	2
U.S. government	724	21	—	—	724	21
State and political subdivisions	110	2	36	3	146	5
Other foreign government	2,046	41	561	24	2,607	65
Total investment grade securities	7,867	184	1,719	54	9,586	238
Below investment grade securities:
Corporate	506	30	106	31	612	61
ABS	—	—	14	12	14	12
CMBS	—	—	33	4	33	4
Other foreign government	135	7	35	4	170	11
Total below investment grade securities	641	37	188	51	829	88
Total fixed maturity securities	$8,508	$221	$1,907	$105	$10,415	$326

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2020:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$930	$29	$70	$5	$1,000	$34
Canadian government	—	—	—	—	—	—
RMBS	294	2	—	—	294	2
ABS	1,096	17	570	11	1,666	28
CMBS	160	6	—	—	160	6
U.S. government	27	1	—	—	27	1
State and political subdivisions	66	1	16	3	82	4
Other foreign government	973	27	—	—	973	27
Total investment grade securities	3,546	83	656	19	4,202	102
Below investment grade securities:
Corporate	375	49	81	11	456	60
ABS	20	13	4	1	24	14
CMBS	91	15	—	—	91	15
Other foreign government	36	3	28	3	64	6
Total below investment grade securities	522	80	113	15	635	95
Total fixed maturity securities	$4,068	$163	$769	$34	$4,837	$197
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
Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Fixed maturity securities available-for-sale	$519	$483	$1,530	$1,437
Equity securities	1	2	4	5
Mortgage loans on real estate	81	66	220	199
Policy loans	14	13	41	42
Funds withheld at interest	100	95	279	217
Short-term investments and cash and cash equivalents	1	1	2	7
Other invested assets	110	17	371	53
Investment income	826	677	2,447	1,960
Investment expense	(30)	(23)	(80)	(67)
Investment income, net of related expenses	$796	$654	$2,367	$1,893
Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Fixed maturity securities available-for-sale:
Impairments and change in allowance for credit losses	$(1)	$13	$2	$(21)
Gains on investment activity	45	16	265	89
Losses on investment activity	(9)	(22)	(52)	(76)
Net gains (losses) on equity securities	8	4	31	(11)
Other impairment losses and change in mortgage loan allowance for credit losses	4	(19)	25	(54)
Change in fair value of certain limited partnership investments and other, net	27	4	170	21
Net gains (losses) on derivatives	(16)	70	31	(86)
Total investment related gains (losses), net	$58	$66	$472	$(138)

Securities Borrowing, Lending and Repurchase Agreements
The following table includes the amount of borrowed securities, loaned securities and securities received as collateral as part of the securities lending program and repurchased/reverse repurchased securities pledged and received as of September 30, 2021 and December 31, 2020 (dollars in millions).

	September 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$310	$337	$118	$161
Securities lending:
Securities loaned	94	103	94	105
Securities received	n/a	102	n/a	102
Repurchase program/reverse repurchase program:
Securities pledged	637	676	653	711
Securities received	n/a	650	n/a	669
No cash or securities have been pledged by the Company for its securities borrowing and lending programs as of September 30, 2021 and December 31, 2020.
The following tables present information on the Company’s securities lending and repurchase/reverse repurchase transactions as of September 30, 2021 and December 31, 2020, respectively (dollars in millions). Collateral associated with certain borrowed securities is not included within the tables, as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	September 30, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$100	$100
State and political subdivisions	—	—	—	3	3
Total	—	—	—	103	103
Repurchase/reverse repurchase transactions:
Corporate	—	—	117	270	387
Other foreign government	—	—	195	94	289
Total	—	—	312	364	676
Total transactions	$—	$—	$312	$467	$779

Gross amount of recognized liabilities for securities lending and repurchase/reverse repurchase transactions in preceding table					$752
Amounts related to agreements not included in offsetting disclosure					$27

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$105	$105
Total	—	—	—	105	105
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	417	417
Other foreign government	—	—	—	294	294
Total	—	—	—	711	711
Total transactions	$—	$—	$—	$816	$816

Gross amount of recognized liabilities for securities lending and repurchase/reverse repurchase transactions in preceding table					$771
Amounts related to agreements not included in offsetting disclosure					$45

The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs excluding any cash received or paid. After the effect of offsetting, there was no liability presented on the consolidated balance sheet as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company did not have payables resulting from cash received as collateral associated with repurchase/reverse repurchase agreements. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
As of September 30, 2021, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (13.4%), Texas (12.6%) and Washington (8.1%), in addition to loans secured by properties in Canada (3.0%) and United Kingdom (1.9%). The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of September 30, 2021 and December 31, 2020 (dollars in millions):

	September 30, 2021		December 31, 2020
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office	$1,696	26.4%	$1,702	29.0%
Retail	2,066	32.2	1,711	29.3
Industrial	1,306	20.4	1,210	20.6
Apartment	849	13.2	808	13.8
Other commercial	499	7.8	430	7.3
Recorded investment	6,416	100.0%	5,861	100.0%
Unamortized balance of loan origination fees and expenses	(11)		(10)
Allowance for credit losses	(39)		(64)
Total mortgage loans on real estate	$6,366		$5,787
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of September 30, 2021 and December 31, 2020 (dollars in millions):

	September 30, 2021		December 31, 2020
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$2,672	41.6%	$2,276	38.8%
Due after five years through ten years	2,671	41.6	2,768	47.3
Due after ten years	1,073	16.8	817	13.9
Total	$6,416	100.0%	$5,861	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of September 30, 2021 and December 31, 2020 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction Loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
September 30, 2021:
Loan-to-Value Ratio
0% – 59.99%	$2,953	$252	$57	$29	$3,291	51.3%
60% – 69.99%	2,122	201	59	—	2,382	37.1
70% – 79.99%	445	32	—	—	477	7.4
80% or greater	210	—	56	—	266	4.2
Total	$5,730	$485	$172	$29	$6,416	100.0%

	Recorded Investment
	Debt Service Ratios			Construction Loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2020:
Loan-to-Value Ratio
0% – 59.99%	$2,774	$106	$17	$12	$2,909	49.6%
60% – 69.99%	2,013	62	33	—	2,108	36.0
70% – 79.99%	555	49	13	—	617	10.5
80% or greater	189	21	17	—	227	3.9
Total	$5,531	$238	$80	$12	$5,861	100.0%
The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of September 30, 2021 and December 31, 2020 (dollars in millions):

	Recorded Investment
	Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
September 30, 2021:
Internal credit quality grade:
High investment grade	$616	$404	$584	$436	$299	$1,585	$3,924
Investment grade	320	298	399	351	374	580	2,322
Average	6	—	27	39	5	53	130
Watch list	—	—	—	—	—	4	4
In or near default	—	—	—	—	—	36	36
Total	$942	$702	$1,010	$826	$678	$2,258	$6,416

	Recorded Investment
	Year of Origination
	2020	2019	2018	2017	2016	Prior	Total
December 31, 2020:
Internal credit quality grade:
High investment grade	$411	$616	$493	$336	$574	$1,008	$3,438
Investment grade	352	496	399	407	249	368	2,271
Average	—	—	—	19	37	55	111
Watch list	—	—	—	—	—	4	4
In or near default	—	—	—	—	—	37	37
Total	$763	$1,112	$892	$762	$860	$1,472	$5,861
The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of September 30, 2021 and December 31, 2020 (dollars in millions):

	September 30, 2021	December 31, 2020
Current	$6,402	$5,846
31 – 60 days past due	14	15
Total	$6,416	$5,861

The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related allowance for credit losses as of September 30, 2021 and December 31, 2020 (dollars in millions):

	September 30, 2021	December 31, 2020
Mortgage loans:
Individually measured for impairment	$36	$37
Collectively measured for impairment	6,380	5,824
Recorded investment	$6,416	$5,861
Allowance for credit losses:
Individually measured for impairment	$—	$—
Collectively measured for impairment	39	64
Total allowance for credit losses	$39	$64
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans (dollars in millions):

	Nine months ended September 30,
	2021	2020
Balance, beginning of period	$64	$12
Adoption of new accounting standard, see Note 14	—	14
Change in allowance for credit losses	(25)	38
Balance, end of period	$39	$64
The following table presents information regarding the portion of the Company’s mortgage loans that were impaired as of September 30, 2021 and December 31, 2020 (dollars in millions):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
September 30, 2021:
Impaired mortgage loans with no allowance for credit losses recorded	$19	$19	$—	$19
Impaired mortgage loans with allowance for credit losses recorded	17	17	—	17
Total impaired mortgage loans	$36	$36	$—	$36
December 31, 2020:
Impaired mortgage loans with no allowance for credit losses recorded	$37	$37	$—	$37
Impaired mortgage loans with allowance for credit losses recorded	—	—	—	—
Total impaired mortgage loans	$37	$37	$—	$37

The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in millions):
	Three months ended September 30,
	2021		2020
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no allowance for credit losses recorded	$27	$—	$27	$—
Impaired mortgage loans with valuation allowance recorded	9	—	—	—
Total impaired mortgage loans	$36	$—	$27	$—

	Nine months ended September 30,
	2021		2020
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no allowance for credit losses recorded	$32	$1	$22	$—
Impaired mortgage loans with valuation allowance recorded	4	—	—	—
Total impaired mortgage loans	$36	$1	$22	$—
(1)Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2021 and 2020. The Company had no mortgage loans that were on a nonaccrual status as of September 30, 2021 and December 31, 2020. During the nine months ended September 30, 2021, the Company modified the payment terms of one commercial mortgage loan, with a carrying value of approximately $10 million in response to COVID-19. During the year ended December 31, 2020, the Company modified the payment terms of 52 commercial mortgage loans, with a carrying value of approximately $660 million in response to COVID-19. These loans met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and were not considered a troubled debt restructuring.  In accordance with the CARES Act criteria, these loans were not more than 30 days past due at December 31, 2019, and the modifications included deferral or delayed payments of principal or interest on the loan.
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
Funds Withheld at Interest
As of September 30, 2021, $4.7 billion of the funds withheld at interest balance is associated with two clients. For reinsurance agreements written on modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts and fair value option (“FVO”) contractholder-directed unit-linked investments. Other invested assets also include FHLB common stock, which is included in Other in the table below. The allowance for credit losses for lifetime mortgages as of September 30, 2021 and December 31, 2020, was $1 million and $2 million, respectively. Carrying values of these assets as of September 30, 2021 and December 31, 2020 are as follows (dollars in millions):

	September 30, 2021	December 31, 2020
Limited partnership interests and real estate joint ventures	$1,929	$1,367
Lifetime mortgages	1,155	935
Derivatives	168	140
FVO contractholder-directed unit-linked investments	50	289
Other	102	98
Total other invested assets	$3,404	$2,829
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

Summary of Derivative Positions
Derivatives, except for embedded derivatives, are included in other invested assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest or other liabilities, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of September 30, 2021 and December 31, 2020 (dollars in millions):

		September 30, 2021			December 31, 2020
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,199	$70	$1	$1,084	$93	$1
Financial futures	Equity	234	—	—	258	—	—
Foreign currency swaps	Foreign currency	150	—	4	150	—	18
Foreign currency forwards	Foreign currency	317	—	3	347	4	2
CPI swaps	CPI	588	31	14	612	11	19
Credit default swaps	Credit	1,892	22	2	1,517	13	—
Equity options	Equity	535	45	—	395	29	—
Synthetic GICs	Interest rate	16,233	—	—	16,644	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	184	39	—	58	—
Indexed annuity products		—	—	727	—	—	752
Variable annuity products		—	—	191	—	—	155
Total non-hedging derivatives		21,148	352	981	21,007	208	947
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	983	—	28	802	3	24
Foreign currency swaps	Foreign currency	173	1	2	234	8	1
Foreign currency forwards	Foreign currency	1,250	16	8	1,255	10	15
Forward bond purchase commitments	Interest rate	637	5	3	—	—	—
Total hedging derivatives		3,043	22	41	2,291	21	40
Total derivatives		$24,191	$374	$1,022	$23,298	$229	$987

Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of September 30, 2021 and 2020 were (dollars in millions):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items
		Investment Related Gains (Losses)
For the three months ended September 30, 2021:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(4)	$4
For the three months ended September 30, 2020:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$6	$(5)
For the nine months ended September 30, 2021:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(6)	$7
For the nine months ended September 30, 2020:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(2)	$(3)
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
The following tables present the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and nine months ended September 30, 2021 and 2020 (dollars in millions):

	Three months ended September 30,
	2021	2020
Balance, beginning of period	$(40)	$(74)
Gains deferred in other comprehensive income (loss)	(17)	16
Amounts reclassified to investment income	—	—
Amounts reclassified to interest expense	2	1
Balance, end of period	$(55)	$(57)

	Nine months ended September 30,
	2021	2020
Balance, beginning of period	$(49)	$(26)
Gains (losses) deferred in other comprehensive income (loss)	(12)	(34)
Amounts reclassified to investment income	—	—
Amounts reclassified to interest expense	6	3
Balance, end of period	$(55)	$(57)
As of September 30, 2021, approximately $6 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months. For the same time period, there was an immaterial amount of before-tax deferred net gains expected to be reclassified to investment income during the next twelve months.

The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020 (dollars in millions):

Derivative Type	Gain (Loss) Deferred in AOCI	Gain (Loss) Reclassified into Income from AOCI
		Investment Income	Interest Expense
For the three months ended September 30, 2021:
Interest rate	$(12)	$—	$(2)
Foreign currency/interest rate	(5)	—	—
Total	$(17)	$—	$(2)
For the three months ended September 30, 2020:
Interest rate	$8	$—	$(1)
Foreign currency/interest rate	8	—	—
Total	$16	$—	$(1)

For the nine months ended September 30, 2021:
Interest rate	$(6)	$—	$(6)
Foreign currency/interest rate	(6)	—	—
Total	$(12)	$—	$(6)
For the nine months ended September 30, 2020:
Interest rate	$(29)	$—	$(3)
Foreign currency/interest rate	(5)	—	—
Total	$(34)	$—	$(3)
For the three and nine months ended September 30, 2021 and 2020, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in AOCI for the three and nine months ended September 30, 2021 and 2020 (dollars in millions):

	Derivative Gains (Losses) Deferred in AOCI
	Three months ended September 30,		Nine months ended September 30,
Type of NIFO Hedge	2021	2020	2021	2020
Foreign currency swaps	$2	$(3)	$(1)	$6
Foreign currency forwards	28	(22)	4	24
Total	$30	$(25)	$3	$30
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $142 million and $139 million at September 30, 2021 and December 31, 2020, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.
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

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 is as follows (dollars in millions):

		Three months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2021	2020
Interest rate swaps	Investment related gains (losses), net	$(4)	$(11)
Financial futures	Investment related gains (losses), net	—	(15)
Foreign currency swaps	Investment related gains (losses), net	3	4
Foreign currency forwards	Investment related gains (losses), net	(2)	4
CPI swaps	Investment related gains (losses), net	12	11
Credit default swaps	Investment related gains (losses), net	(12)	1
Equity options	Investment related gains (losses), net	3	(12)
Subtotal		—	(18)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	21	116
Indexed annuity products	Interest credited	(15)	(29)
Variable annuity products	Investment related gains (losses), net	(37)	(29)
Total non-hedging derivatives		$(31)	$40

		Nine months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2021	2020
Interest rate swaps	Investment related gains (losses), net	$(41)	$98
Financial futures	Investment related gains (losses), net	(19)	(19)
Foreign currency swaps	Investment related gains (losses), net	15	(6)
Foreign currency forwards	Investment related gains (losses), net	(11)	2
CPI swaps	Investment related gains (losses), net	33	(3)
Credit default swaps	Investment related gains (losses), net	20	(6)
Equity options	Investment related gains (losses), net	(18)	16
Subtotal		(21)	82
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	87	(113)
Indexed annuity products	Interest credited	(14)	(30)
Variable annuity products	Investment related gains (losses), net	(36)	(50)
Total non-hedging derivatives		$16	$(111)

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at September 30, 2021 and December 31, 2020 (dollars in millions):

	September 30, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$20	$712	12.2	$11	$287	15.0
Subtotal	20	712	12.2	11	287	15.0
BBB+/BBB/BBB-
Single name credit default swaps	—	183	2.1	2	232	1.6
Credit default swaps referencing indices	—	988	3.2	—	988	3.9
Subtotal	—	1,171	3.0	2	1,220	3.5
BB+/BB/BB-
Single name credit default swaps	—	9	0.2	—	10	0.7
Subtotal	—	9	0.2	—	10	0.7
Total	$20	$1,892	6.5	$13	$1,517	5.6
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
The following table provides information relating to the netting of the Company’s derivative instruments as of September 30, 2021 and December 31, 2020 (dollars in millions):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged/ Received	Net Amount
September 30, 2021:
Derivative assets	$190	$(22)	$168	$(24)	$(147)	$(3)
Derivative liabilities	65	(22)	43	(116)	(36)	(109)
December 31, 2020:
Derivative assets	$171	$(31)	$140	$(30)	$(98)	$12
Derivative liabilities	80	(31)	49	(146)	(47)	(144)
(1)Includes initial margin posted to a central clearing partner.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of September 30, 2021, the Company had credit exposure of $18 million.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are summarized below (dollars in millions):

September 30, 2021:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$37,329	$—	$33,772	$3,557
Canadian government	4,724	—	4,724	—
RMBS	1,209	—	1,208	1
ABS	3,779	—	2,986	793
CMBS	1,877	—	1,805	72
U.S. government	1,460	1,347	100	13
State and political subdivisions	1,331	—	1,323	8
Other foreign government	7,580	—	7,541	39
Total fixed maturity securities – available-for-sale	59,289	1,347	53,459	4,483
Equity securities	160	103	—	57
Funds withheld at interest – embedded derivatives and other	267	—	39	228
Cash equivalents	1,306	1,306	—	—
Short-term investments	64	1	37	26
Other invested assets:
Derivatives	168	—	168	—
FVO contractholder-directed unit-linked investments	50	—	50	—
Other	7	—	5	2
Total other invested assets (1)	225	—	223	2
Total	$61,311	$2,757	$53,758	$4,796
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$918	$—	$—	$918
Other liabilities:
Funds withheld at interest – embedded derivatives and other	39	—	39	—
Derivatives	43	—	43	—
Total	$1,000	$—	$82	$918
(1)Other invested assets included in the fair value hierarchy exclude limited partnership interests that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of September 30, 2021, the fair value of such investments was $526 million.

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

Quantitative Information Regarding Internally – Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of September 30, 2021 and December 31, 2020 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	September 30, 2021	December 31, 2020			September 30, 2021	December 31, 2020
Assets:
Corporate	$41	$37	Market comparable securities	Liquidity premium	1%	0-1% (1%)
				EBITDA Multiple	5.2x-7.0x (5.8x)	5.2x-11.2x (7.1x)
ABS	198	87	Market comparable securities	Liquidity premium	0-18% (3%)	1-18% (1%)
U.S. government	13	14	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	9	10	Market comparable securities	EBITDA Multiple	5.6x-10.6x (7.1x)	6.9x-10.6x (7.9x)
Funds withheld at interest – embedded derivatives	145	58	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (18%)	0-35% (13%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (0%)	0-5% (1%)
				Crediting rate	1-4% (2%)	2-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	727	752	Discounted cash flow	Mortality	0-100% (2%)	0-100% (3%)
				Lapse	0-35% (16%)	0-35% (13%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	1-4% (2%)	2-4% (2%)
Interest-sensitive contract liabilities – embedded derivatives – variable annuities	191	155	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25% (4%)	0-25% (4%)
				Withdrawal	0-7% (5%)	0-7% (5%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (14%)	0-27% (13%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended September 30, 2021:	Fixed maturity securities – available-for-sale					Short-term inv	Funds withheld at interest – embedded derivatives and other	Other invested assets – Other	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities
Fair value, beginning of period	$3,208	$41	$653	$21	$63	$—	$206	$—	$(880)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	1	—	—	—	—	—	2	—	—
Investment related gains (losses), net	1	—	—	—	8	—	20	—	(37)
Interest credited	—	—	—	—	—	—	—	—	(14)
Included in other comprehensive income	(1)	(2)	1	—	—	—	(2)	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Purchases(1)	436	—	245	—	8	26	3	2	(8)
Sales(1)	(5)	—	(3)	—	(22)	—	—	—	—
Settlements(1)	(75)	—	(51)	—	—	—	(1)	—	21
Transfers into Level 3	—	—	21	—	—	—	—	—	—
Transfers out of Level 3	(8)	—	—	—	—	—	—	—	—
Fair value, end of period	$3,557	$39	$866	$21	$57	$26	$228	$2	$(918)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$1	$—	$—	$—	$—	$—	$2	$—	$—
Investment related gains (losses), net	1	—	—	—	4	—	21	—	(39)
Other revenues	—	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	—	(35)
Included in other comprehensive income	(1)	(2)	1	—	—	—	(2)	—	—

For the nine months ended September 30, 2021:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives and other	Other invested assets – Other	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term inv
Fair value, beginning of period	$3,029	$17	$254	$23	$53	$15	$114	$—	$(907)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	4	—	—	—	—	—	(4)	—	—
Investment related gains (losses), net	2	—	—	—	19	—	87	—	(36)
Interest credited	—	—	—	—	—	—	—	—	(13)
Included in other comprehensive income	(34)	(3)	5	—	—	—	(1)	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Purchases(1)	976	25	673	—	8	26	35	2	(25)
Sales(1)	(25)	—	(5)	—	(23)	—	—	—	—
Settlements(1)	(416)	—	(136)	(2)	—	(10)	(3)	—	63
Transfers into Level 3	29	—	75	—	—	—	—	—	—
Transfers out of Level 3	(8)	—	—	—	—	(5)	—	—	—
Fair value, end of period	$3,557	$39	$866	$21	$57	$26	$228	$2	$(918)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$3	$—	$—	$—	$—	$—	$(4)	$—	$—
Investment related gains (losses), net	—	—	—	—	14	—	87	—	(42)
Other revenues	—	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	—	(76)
Included in other comprehensive income	(32)	(3)	5	—	—	—	(1)	—	—

For the three months ended September 30, 2020:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$2,308	$17	$153	$24	$62	$5	$(109)	$(930)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—	—	—	—
Investment related gains (losses), net	3	—	—	—	(2)	—	116	(28)
Interest credited	—	—	—	—	—	—	—	(29)
Included in other comprehensive income	(9)	—	(2)	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Purchases(1)	341	—	63	—	—	1	—	(9)
Sales(1)	(70)	—	(1)	—	—	—	—	—
Settlements(1)	(53)	—	(8)	—	—	—	—	16
Transfers into Level 3	7	—	7	—	—	—	—	—
Transfers out of Level 3	—	—	(6)	—	—	—	—	—
Fair value, end of period	$2,527	$17	$206	$24	$60	$6	$7	$(980)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	3	—	—	—	(2)	—	116	(31)
Other revenues	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	(46)
Included in other comprehensive income	(8)	—	(2)	—	—	—	—	—

For the nine months ended September 30, 2020:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$2,186	$720	$208	$25	$77	$2	$121	$(930)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	1	—	—	—	—	—	—	—
Investment related gains (losses), net	(22)	—	—	—	(6)	—	(114)	(50)
Interest credited	—	—	—	—	—	—	—	(30)
Included in other comprehensive income	(12)	1	(12)	1	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—
Purchases(1)	651	—	87	—	3	6	—	(28)
Sales(1)	(132)	—	(5)	—	—	—	—	—
Settlements(1)	(149)	—	(39)	(2)	—	(1)	—	58
Transfers into Level 3	8	—	28	—	—	—	—	—
Transfers out of Level 3	(4)	(704)	(61)	—	(14)	(1)	—	—
Fair value, end of period	$2,527	$17	$206	$24	$60	$6	$7	$(980)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(23)	—	—	—	(6)	—	(114)	58
Other revenues	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	(89)
Included in other comprehensive income	(37)	1	(13)	1	—	—	—	—
(1)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. During the nine months ended September 30, 2021 and 2020, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of September 30, 2021 and December 31, 2020 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2020 Annual Report. This table excludes any payables or receivables for collateral under repurchase or reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

September 30, 2021:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$6,366	$6,656	$—	$—	$6,656	$—
Policy loans	1,234	1,234	—	1,234	—	—
Funds withheld at interest	6,744	7,210	—	1,690	5,520	—
Cash and cash equivalents	1,721	1,721	1,721	—	—	—
Short-term investments	18	18	18	—	—	—
Other invested assets	1,315	1,307	6	77	1,224	—
Accrued investment income	574	574	—	574	—	—
Liabilities:
Interest-sensitive contract liabilities	$19,580	$20,940	$—	$—	$20,940	$—
Other liabilities	1,588	1,683	—	1,683	—	—
Long-term debt	3,173	3,412	—	—	3,412	—
Collateral finance and securitization notes	314	284	—	—	284	—

December 31, 2020:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$5,787	$6,167	$—	$—	$6,167	$—
Policy loans	1,258	1,258	—	1,258	—	—
Funds withheld at interest	5,292	5,676	—	—	5,676	—
Cash and cash equivalents	1,930	1,930	1,930	—	—	—
Short-term investments	30	30	30	—	—	—
Other invested assets	1,482	1,601	5	89	1,018	489
Accrued investment income	511	511	—	511	—	—
Liabilities:
Interest-sensitive contract liabilities	$18,106	$19,683	$—	$—	$19,683	$—
Long-term debt	3,573	3,901	—	—	3,901	—
Collateral finance and securitization notes	388	351	—	—	351	—
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

	Three months ended September 30,		Nine months ended September 30,
Revenues:	2021	2020	2021	2020
U.S. and Latin America:
Traditional	$1,795	$1,599	$5,248	$4,774
Financial Solutions	374	399	1,125	861
Total	2,169	1,998	6,373	5,635
Canada:
Traditional	354	309	1,063	916
Financial Solutions	25	23	77	69
Total	379	332	1,140	985
Europe, Middle East and Africa:
Traditional	454	390	1,370	1,168
Financial Solutions	174	110	459	324
Total	628	500	1,829	1,492
Asia Pacific:
Traditional	663	680	1,963	1,983
Financial Solutions	95	66	303	209
Total	758	746	2,266	2,192
Corporate and Other	109	67	691	149
Total	$4,043	$3,643	$12,299	$10,453

	Three months ended September 30,		Nine months ended September 30,
Income (loss) before income taxes:	2021	2020	2021	2020
U.S. and Latin America:
Traditional	$(126)	$14	$(329)	$(206)
Financial Solutions	128	74	397	176
Total	2	88	68	(30)
Canada:
Traditional	44	30	100	97
Financial Solutions	—	6	10	13
Total	44	36	110	110
Europe, Middle East and Africa:
Traditional	(91)	7	(171)	40
Financial Solutions	85	92	228	220
Total	(6)	99	57	260
Asia Pacific:
Traditional	(96)	78	(67)	149
Financial Solutions	6	10	65	11
Total	(90)	88	(2)	160
Corporate and Other	16	(26)	401	(116)
Total	$(34)	$285	$634	$384

Assets:	September 30, 2021	December 31, 2020
U.S. and Latin America:
Traditional	$20,196	$20,071
Financial Solutions	29,516	25,433
Total	49,712	45,504
Canada:
Traditional	4,999	4,682
Financial Solutions	11	13
Total	5,010	4,695
Europe, Middle East and Africa:
Traditional	4,808	4,763
Financial Solutions	7,025	7,292
Total	11,833	12,055
Asia Pacific:
Traditional	10,259	8,197
Financial Solutions	7,423	4,299
Total	17,682	12,496
Corporate and Other	7,212	9,906
Total	$91,449	$84,656
8.    Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company’s commitments to fund investments as of September 30, 2021 and December 31, 2020 are presented in the following table (dollars in millions):

	September 30, 2021	December 31, 2020
Limited partnership interests and joint ventures	$997	$678
Mortgage loans on real estate	142	199
Bank loans and private placements	708	194
Lifetime mortgages	21	43
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has a liability for expected credit losses associated with unfunded commitments of approximately $1 million and $2 million as of September 30, 2021 and December 31, 2020, which is included in other liabilities on the Company’s condensed consolidated balance sheets.
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

Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third-party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right to use asset and lease obligation. As of September 30, 2021, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of September 30, 2021 (dollars in millions):

Commitment Period:	Maximum Potential Obligation
2034	$1,243
2035	2,371
2036	3,599
2037	2,850
2038	2,300
2039	11,350
2046	3,000
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration of any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of September 30, 2021 and December 31, 2020 are reflected in the following table (dollars in millions):

	September 30, 2021	December 31, 2020
Treaty guarantees	$2,161	$1,934
Treaty guarantees, net of assets in trust	1,244	961
Securities borrowing and repurchase arrangements	133	133
9.    Income Tax
For the three and nine months ended September 30, 2021, the effective tax rate on pre-tax income was 34.3% and 27.3%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2021 differed from the U.S. statutory rate of 21% primarily due to corporate rate changes, income earned in jurisdictions with tax rates higher than the U.S., losses in jurisdictions for which the company received no benefit, and adjustments from tax returns filed.
For the three and nine months ended September 30, 2020, the effective tax rate on pre-tax income was 25.5% and 26.3%, respectively. The Company’s effective tax rate for both tax periods differed from the U.S. statutory income tax rate of 21% primarily as a result of corporate rate changes, primarily in the United Kingdom, income earned in jurisdictions with tax rates higher than the U.S. Statutory rate and amounts related to uncertain tax positions, partially offset by differences in tax bases of foreign jurisdictions and adjustments from tax returns filed.

10.    Employee Benefit Plans
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020
Service cost	$4	$4	$—	$1
Interest cost	1	1	—	—
Expected return on plan assets	(3)	(2)	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of prior actuarial losses	2	1	1	—
Net periodic benefit cost	$4	$4	$1	$1

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service cost	$13	$11	$2	$2
Interest cost	3	4	1	2
Expected return on plan assets	(8)	(7)	—	—
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of prior actuarial losses	5	3	2	1
Net periodic benefit cost	$13	$11	$4	$4
11.    Reinsurance Ceded Receivables and Other
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At September 30, 2021 and December 31, 2020, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2021 and December 31, 2020, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
The following table presents information for the Company’s reinsurance ceded receivables and other, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of September 30, 2021 or December 31, 2020 (dollars in millions):

		September 30, 2021		December 31, 2020
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$1,634	63.2%	$—	—%
Reinsurer B	A+	412	15.9	420	42.7
Reinsurer C	A+	223	8.6	216	22.0
Reinsurer D	A	64	2.5	64	6.5
Reinsurer E	A+	45	1.7	46	4.7
Reinsurer F	A++	44	1.7	55	5.6
Other reinsurers		164	6.4	182	18.5
Total		$2,586	100.0%	$983	100.0%
Included in the total reinsurance ceded receivables and other balance were $229 million and $278 million of claims recoverable, of which $13 million and $10 million were in excess of 90 days past due, as of September 30, 2021 and December 31, 2020, respectively. Also included in the total reinsurance ceded receivable and other is a deposit asset on reinsurance of $1,634 million as of September 30, 2021.

12.    Policy Claims and Benefits
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in future policy benefits and other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Nine Months Ended September 30,
	2021	2020
Balance, beginning of period	$7,556	$6,786
Less: reinsurance recoverable	(641)	(564)
Net balance, beginning of period	6,915	6,222
Incurred:
Current year	9,948	8,382
Prior years	(159)	162
Total incurred	9,789	8,544
Payments:
Current year	(3,712)	(3,394)
Prior years	(5,229)	(4,683)
Total payments	(8,941)	(8,077)
Other changes:
Interest accretion	30	27
Foreign exchange adjustments	(135)	(28)
Total other changes	(105)	(1)

Net balance, end of period	7,658	6,688
Plus: reinsurance recoverable	538	627
Balance, end of period	$8,196	$7,315
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

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.4 trillion of life reinsurance in force and assets of $91.4 billion as of September 30, 2021. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance, and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
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
Consolidated Results of Operations
Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic continues to cause increases in the Company’s claims costs, primarily relating to its mortality business. However, the Company cannot reliably predict the future impact of the pandemic on its business, results of operations and financial condition as the impact will largely depend on, among other factors, the impact of new variants of the virus, vaccination levels globally, country-specific circumstances, measures by public and private institutions, and COVID-19’s impact on all other causes of death.
The ultimate amount and timing of claims the Company will experience as a result of the COVID-19 pandemic will be dependent on many variables and uncertainties. These variables and uncertainties include those discussed above, in addition to age, gender, comorbidities, other insured versus general population characteristics, geography-specific institutional and individual mitigating actions, medical capacity, and other factors. To date, general population COVID-19 deaths have been heavily concentrated in individuals aged 70 and older and with pre-existing comorbidities; however, more recently, many populations have seen an increase in younger age deaths, particularly in areas where healthcare facilities were unable to provide adequate care. The Company’s insured population has lower exposure to older ages than the general population and covers a generally healthier population due to underwriting and socioeconomic factors of those purchasing insurance. In addition, the Company’s longevity business may act as a modest offset to excess life insurance claims at older ages.
The Company’s COVID-19 projection and financial impact models continue to be updated and refined based on updated external data and the Company’s claim experience to date and are subject to the many variables and uncertainties noted above. The U.S. is the key driver of mortality claim costs followed by India, South Africa, the UK and Canada. For the nine month period ended September 30, 2021, the Company estimates it has incurred approximately $1.1 billion of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $593 million of that amount being associated with the U.S. and Latin America Traditional segment. The Company has maintained the range of COVID-19 mortality claim cost estimates relative to the level of general population deaths for the U.S., the UK and Canada. The Company estimates that every additional 10,000 population deaths in the U.S., UK, or Canada as a result of COVID-19 would result in the following corresponding excess mortality claims of approximately
•$10 million to $20 million in the U.S.;
•$4 million to $8 million in the UK; and
•$10 million to $20 million in Canada.
The global financial markets have stabilized since the beginning of the pandemic; however, they continue to be in a state of uncertainty due to COVID-19, including supply chain issues and the impact of historically large and rapid central bank actions and fiscal policies meant to offset the economic impact of the pandemic. The economic uncertainty caused by these events may also adversely affect the Company’s financial performance. All investments held by the Company, directly or in a funds withheld at interest reinsurance arrangement are monitored for conformance with the Company’s stated investment policy limits as well as any limits prescribed by the applicable jurisdiction’s insurance laws and regulations. The current market environment may result in certain investments being downgraded which can affect conformance with these limits. The level of potential impairments will depend on broad economic conditions and the pace at which global economies recover from the effects of COVID-19 and the response thereto. See “Investments” for more information.
The safety and well-being of the Company’s employees and clients continues to be a priority. The Company’s business continuity plans remain activated and the actions taken during 2020 to protect both employees and clients, such as working from home, restricting travel, conducting meetings remotely, and reinforcing the importance of face coverings, good hygiene and social distancing, also largely continue. The Company’s offices worldwide are at a minimum adhering to local government mandates and guidelines regarding occupancy levels; however, in certain situations the Company’s guidelines are more restrictive than those of local governments.
The Company has not experienced any significant disruptions to its daily operations, despite most of its workforce working remotely. However, COVID-19 heightened operational risks and related impacts, which may include impacts to the Company’s workforce productivity due to travel restrictions, temporary office closures and increased remote working situations, and potential client delays in paying premiums and reporting claims. Similar to other reinsurers, the Company is heavily reliant on timely reporting from its clients and other third parties. The Company continues to emphasize awareness and training regarding operational risks, including privacy and cybersecurity risks, as such risks are heightened during remote working situations. In addition, the Company continues to monitor its programs, processes and procedures designed to manage these risks.
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
Results from Operations – 2021 compared to 2020
The following table summarizes net income for the periods presented.

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:	(Dollars in millions, except per share data)
Net premiums	$3,094	$2,825	$269	$9,106	$8,434	$672
Investment income, net of related expenses	796	654	142	2,367	1,893	474
Investment related gains (losses), net	58	66	(8)	472	(138)	610
Other revenues	95	98	(3)	354	264	90
Total revenues	4,043	3,643	400	12,299	10,453	1,846
Benefits and Expenses:
Claims and other policy benefits	3,289	2,530	759	9,294	7,894	1,400
Interest credited	177	196	(19)	541	529	12
Policy acquisition costs and other insurance expenses	338	374	(36)	1,010	912	98
Other operating expenses	229	211	18	683	594	89
Interest expense	41	43	(2)	129	126	3
Collateral finance and securitization expense	3	4	(1)	8	14	(6)
Total benefits and expenses	4,077	3,358	719	11,665	10,069	1,596
Income before income taxes	(34)	285	(319)	634	384	250
Provision for income taxes	(12)	72	(84)	173	101	72
Net income	$(22)	$213	$(235)	$461	$283	$178
Earnings per share:
Basic earnings per share	$(0.32)	$3.13	$(3.45)	$6.78	$4.39	$2.39
Diluted earnings per share	$(0.32)	$3.12	$(3.44)	$6.74	$4.36	$2.38
Three months ended September 30, 2021 compared to three months ended September 30, 2020
The decrease in income for the three months ended September 30, 2021, was primarily the result of:
•Increased mortality claims in the U.S. and Latin America, EMEA, and Asia Pacific traditional segments, primarily attributable to the COVID-19 pandemic.

•The unfavorable mortality claims were partially offset by an increase in income before taxes generated by the Company’s Financial Solutions business in the U.S. and UK and an increase in investment income and investment related gains (losses), net primarily due to an increase in variable investment income.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
The increase in income for the nine months ended September 30, 2021, was primarily the result of:
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
•$213 million, pretax, of capital gains included in other investment related gains (losses), net associated with portfolio repositioning.
•Changes in fair value of embedded derivatives, associated with modco/funds withheld treaties, increased investment related gains of $87 million for the nine month period ended September 30, 2021, compared to a decrease of $113 million for the nine month period ended September 30, 2020.
•As discussed in the “Impacts of the COVID-19 Pandemic” above, the Company estimates it has incurred approximately $1.1 billion, pretax, of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $593 million, pretax, in the U.S. and Latin America segment.
Foreign currency fluctuations can result in variances in financial statement line items. Foreign currency (decreased) and increased income before taxes for the three and nine month periods ended September 30, 2021, by $(5) million and $13 million, respectively, primarily due to the strengthening of the Great British Pound, Canadian Dollar and South African Rand compared to the U.S. Dollar.
Premiums and business growth
The increase in premiums during the three and nine month period ended September 30, 2021, is primarily due to growth in life reinsurance in force. Consolidated assumed life insurance in force increased to $3,468.6 billion as of September 30, 2021, from $3,369.6 billion as of September 30, 2020, due to new business production and in force transactions offset by an increase in lapses and mortality claims in the current period, primarily attributable to the increased claims as a result of the ongoing COVID-19 pandemic. The Company added new business production, measured by face amount of insurance in force, of $305.4 billion, and $279.2 billion during the nine months ended September 30, 2021 and 2020, respectively.
Investment income, net of related expenses and investment related gains (losses), net
The increase in investment income, net of related expenses is primarily attributable to the aforementioned accounting correction associated with equity method limited partnerships recorded in the first quarter of 2021, in addition to an increase in the average invested asset base and yield:
•The average invested assets at amortized cost, excluding spread business, totaled $33.0 billion for the nine months ended September 30, 2021, compared to $30.5 billion for the nine months ended September 30, 2020.
•The average yield earned on investments, excluding spread related business, was 4.95% and 3.66% for the three month period ended September 30, 2021 and 2020, respectively, and 5.08% and 3.93% for the nine months ended September 30, 2021 and 2020, respectively.
•Excluding the aforementioned correction, variable investment income was $150 million and $27 million for the nine months ended September 30, 2021 and 2020, respectively.
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
The increase in investment related gains (losses), net is primarily attributable to the following:

•During the three and nine months ended September 30, 2021, the Company repositioned its portfolio generating capital gains of $36 million and $213 million, respectively.
•There were no material impairments or changes in allowance for credit losses on fixed maturities during the three months ended September 30, 2021 or September 30, 2020. During the nine months ended September 30, 2021, the Company recognized an decrease $3 million of impairments and change in allowance for credit losses on fixed maturities compared to an increase of $40 million during the first nine months of 2020.
•Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, increased investment related gains (losses), net by $21 million and $87 million for the three and nine month periods ended September 30, 2021, respectively, compared to an increase (decrease) of $116 million and $(113) million for the three and nine month periods ended September 30, 2020.
•Unrealized gains of $33 million and $197 million, including the previously mentioned correction recorded in the first quarter of 2021 of $70 million due to the change in fair value of certain cost method limited partnerships were recognized during the three and nine month periods ended September 30, 2021.
The effective tax rate on a consolidated basis was 34.3% and 25.5% for the three months ended September 30, 2021 and 2020, respectively, and 27.3% and 26.3% for the nine months ended September 30, 2021 and 2020, respectively. See Note 9 – “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rates.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Modco/Funds withheld:
Unrealized gains (losses)	$21	$116	$(95)	$87	$(113)	$200
Deferred acquisition costs/retrocession	(8)	(65)	57	(31)	50	(81)
Net effect	13	51	(38)	56	(63)	119
EIAs:
Unrealized gains (losses)	4	(5)	9	36	(25)	61
Deferred acquisition costs/retrocession	(2)	—	(2)	(18)	10	(28)
Net effect	2	(5)	7	18	(15)	33
Guaranteed minimum benefit riders:
Unrealized gains (losses)	(37)	(29)	(8)	(36)	(50)	14
Related freestanding derivatives, net of deferred acquisition costs/retrocession	5	(30)	35	(28)	63	(91)
Net effect	(32)	(59)	27	(64)	13	(77)
Total net effect after freestanding derivatives	$(17)	$(13)	$(4)	$10	$(65)	$75

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
The following table summarizes income before income taxes for the Company’s U.S. and Latin America operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$1,564	$1,433	$131	$4,589	$4,287	$302
Investment income, net of related expenses	536	453	83	1,510	1,268	242
Investment related gains (losses), net	7	51	(44)	38	(94)	132
Other revenues	62	61	1	236	174	62
Total revenues	2,169	1,998	171	6,373	5,635	738
Benefits and expenses:
Claims and other policy benefits	1,718	1,393	325	4,957	4,420	537
Interest credited	166	182	(16)	497	487	10
Policy acquisition costs and other insurance expenses	231	290	(59)	700	631	69
Other operating expenses	52	45	7	151	127	24
Total benefits and expenses	2,167	1,910	257	6,305	5,665	640
Income before income taxes	$2	$88	$(86)	$68	$(30)	$98
The decrease in income before income taxes in the third quarter of 2021 was the result of an increase in claims and other policy benefits in the U.S. Traditional segment, partially offset by higher variable investment income and strong performance from the segment’s Financial Solutions business related to both lower capital losses and income from new transactions. The increase in income before income taxes for the first nine months of 2021 is attributable primarily to higher variable investment income from investments in limited partnerships and real estate joint venture sales, the impact of embedded derivatives in the segment’s Financial Solutions business, and new Financial Solutions transactions. Partially offsetting the nine month increase were significantly higher claims in U.S. Mortality Markets. The significant increase in claims in the U.S. Mortality Markets during the third quarter and the first nine months compared to the same periods in 2020 was primarily related to an increase in large and non-large claim frequency within the individual mortality business. While the cause of death is not yet available for all claims, the Company believes the excess claim costs are primarily attributable to COVID-19.

Traditional Reinsurance

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$1,550	$1,420	$130	$4,547	$4,247	$300
Investment income, net of related expenses	245	180	65	685	518	167
Investment related gains (losses), net	(5)	(8)	3	2	(8)	10
Other revenues	5	7	(2)	14	17	(3)
Total revenues	1,795	1,599	196	5,248	4,774	474
Benefits and expenses:
Claims and other policy benefits	1,670	1,343	327	4,828	4,268	560
Interest credited	17	19	(2)	52	56	(4)
Policy acquisition costs and other insurance expenses	195	189	6	583	559	24
Other operating expenses	39	34	5	114	97	17
Total benefits and expenses	1,921	1,585	336	5,577	4,980	597
Income (loss) before income taxes	$(126)	$14	$(140)	$(329)	$(206)	$(123)
Key metrics:
Life insurance in force				$1,619.9 billion	$1,602.1 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	107.7%	94.6%		106.2%	100.5%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	12.6%	13.3%		12.8%	13.2%
Other operating expenses as a percentage of net premiums	2.5%	2.4%		2.5%	2.3%
The decrease in income before income taxes in the third quarter and the first nine months for the U.S. and Latin America Traditional segment was primarily the result of an increase in claims in the U.S. Mortality Market primarily due to higher claims which are likely attributable to COVID-19 or COVID-19 related factors, partially offset by an increase in variable investment income.
Revenues
•The increase in net premiums for the three and nine month periods ended September 30, 2021, was primarily due to organic growth as well as new sales. The segment added new life business production, measured by face amount of insurance in force, of $33.9 billion and $24.6 billion during the third quarter of 2021 and 2020, respectively, and $98.1 billion and $83.9 billion during the first nine months of 2021 and 2020, respectively. Also contributing to the premium growth was the restructure and extension of an existing transaction and the partial recapture of a retroceded block of individual life business.
•The increase in net investment income for the three and nine month periods ended September 30, 2021, was primarily due to higher variable investment income associated with investments in limited partnerships and private equity funds primarily generated from both realized and unrealized gains in the underlying investments and higher variable investment income from real estate joint ventures.
Benefits and expenses
•The increase in the loss ratio for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to unfavorable large and non-large claims experience in the individual mortality line of business, likely attributed to the COVID-19 pandemic. As explained above, while the cause of death is not yet available for all claims, the Company estimates that approximately $593 million of excess claims for the nine months ended September 30, 2021, were attributable to COVID-19.
•The increase in other operating expenses for the three and nine months ended September 30, 2021, was primarily due to an increase in incentive compensation expense.

Financial Solutions

For the three months ended September 30,	2021			2020			2021 vs 2020
	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
(dollars in millions)
Revenues:
Net premiums	$14	$—	$14	$13	$—	$13	$1	$—	$1
Investment income, net of related expenses	290	1	291	272	1	273	18	—	18
Investment related gains (losses), net	12	—	12	59	—	59	(47)	—	(47)
Other revenues	31	26	57	26	28	54	5	(2)	3
Total revenues	347	27	374	370	29	399	(23)	(2)	(25)
Benefits and expenses:
Claims and other policy benefits	48	—	48	50	—	50	(2)	—	(2)
Interest credited	149	—	149	163	—	163	(14)	—	(14)
Policy acquisition costs and other insurance expenses	34	2	36	99	2	101	(65)	—	(65)
Other operating expenses	10	3	13	8	3	11	2	—	2
Total benefits and expenses	241	5	246	320	5	325	(79)	—	(79)
Income before income taxes	$106	$22	$128	$50	$24	$74	$56	$(2)	$54

For the nine months ended September 30,	2021			2020			2021 vs 2020
	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
(dollars in millions)
Revenues:
Net premiums	$42	$—	$42	$40	$—	$40	$2	$—	$2
Investment income, net of related expenses	823	2	825	746	4	750	77	(2)	75
Investment related gains (losses), net	36	—	36	(86)	—	(86)	122	—	122
Other revenues	142	80	222	78	79	157	64	1	65
Total revenues	1,043	82	1,125	778	83	861	265	(1)	264
Benefits and expenses:
Claims and other policy benefits	129	—	129	152	—	152	(23)	—	(23)
Interest credited	445	—	445	431	—	431	14	—	14
Policy acquisition costs and other insurance expenses	113	4	117	68	4	72	45	—	45
Other operating expenses	27	10	37	22	8	30	5	2	7
Total benefits and expenses	714	14	728	673	12	685	41	2	43
Income before income taxes	$329	$68	$397	$105	$71	$176	$224	$(3)	$221
Asset-Intensive Reinsurance
The increase in income before income taxes for U.S. and Latin America Financial Solutions’ Asset-intensive segment for the three and nine months ended September 30, 2021, was primarily due to contributions from new transactions, favorable policyholder experience, the change in fair value of the embedded derivatives and higher investment related gains (losses), net in coinsurance and funds withheld portfolios.
The invested asset base supporting this segment increased to $24.6 billion as of September 30, 2021, from $23.6 billion as of September 30, 2020.
•The increase in the asset base was primarily due to growth from new transactions.
•As of September 30, 2021 and 2020, $4.7 billion and $3.2 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% was associated with two clients.

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

(dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Total revenues	$347	$370	$1,043	$778
Less:
Embedded derivatives – modco/funds withheld treaties	26	124	85	(105)
Guaranteed minimum benefit riders and related free standing derivatives	(34)	(63)	(99)	50
Revenues before certain derivatives	355	309	1,057	833
Benefits and expenses:
Total benefits and expenses	241	320	714	673
Less:
Embedded derivatives – modco/funds withheld treaties	8	66	31	(50)
Guaranteed minimum benefit riders and related free standing derivatives	(2)	(4)	(35)	37
Equity-indexed annuities	(2)	5	(18)	15
Benefits and expenses before certain derivatives	237	253	736	671
Income before income taxes:
Income before income taxes	106	50	329	105
Less:
Embedded derivatives – modco/funds withheld treaties	18	58	54	(55)
Guaranteed minimum benefit riders and related free standing derivatives	(32)	(59)	(64)	13
Equity-indexed annuities	2	(5)	18	(15)
Income before income taxes and certain derivatives	$118	$56	$321	$162
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the nine months ended September 30, 2021 and 2020.
The change in fair value of the embedded derivatives related to modco/funds withheld treaties, net of deferred acquisition costs increased (decreased) income before income taxes by $18 million and $58 million for the third quarter and $54 million and $(55) million for the nine months ended September 30, 2021 and 2020, respectively. The increase in income for the third quarter was primarily due to the flattening interest rate curve. The increase in income for the nine months ended September 30, 2021, was primarily due to tightening credit spreads.

Guaranteed Minimum Benefit Riders – Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of the embedded derivatives on guaranteed minimum benefits are net of an increase (decrease) in investment related gains (losses), net of $7 million and $(49) million for the third quarter and $(56) million and $79 million for the nine months ended September 30, 2021 and 2020, respectively, associated with the Company’s utilization of a credit valuation adjustment.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased (decreased) income before income taxes by $(32) million and $(59) million for the third quarter and $(64) million and $13 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in income for the three months ended September 30, 2021, was primarily due to the annual update of best estimate actuarial assumptions for future mortality improvement. The decrease in income for the nine months ended September 30, 2021, was primarily due to a decrease in the credit valuation adjustment which has the impact of increasing the fair value of the guaranteed minimum benefit liability, net of related impact on deferred acquisition expenses and the annual update of best estimate actuarial assumptions for future mortality improvement.
Equity-Indexed Annuities – Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $2 million and $(5) million for the third quarter and $18 million and $(15) million for the nine months ended September 30, 2021 and 2020, respectively.  The increase in income for the first nine months of 2021 was primarily due to an increase in risk free interest rates which has the impact of lowering the fair value of the liability.
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
Discussion and analysis before certain derivatives:
•Income before income taxes and certain derivatives increased by $62 million and $159 million for the three and nine months ended September 30, 2021, as compared to the same periods in 2020. The increases were primarily due to contributions from new transactions, favorable policyholder experience and higher investment related gains (losses), net in coinsurance and funds withheld portfolios.
•Revenue before certain derivatives increased by $46 million and by $224 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increases were primarily due to the revenue associated with recently executed transactions, increases in fair value of equity options associated with the reinsurance of EIAs and higher investment related gains (losses), net in coinsurance portfolios. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
•Benefits and expenses before certain derivatives increased (decreased) by $(16) million and $65 million for the three and nine months ended September 30, 2021, as compared to the same period in 2020. The decrease in the third quarter was primarily due to the expected run-off from closed block transactions. The increase in the first nine months was primarily due to higher interest credited associated with the reinsurance of EIAs due to improved equity market performance and benefits associated with recently executed transactions, partially offset by the expected run-off from closed block transactions. The effect on interest credited related to equity options is substantially offset by a corresponding increase in investment income.
Capital Solutions
Income before income taxes for the U.S. and Latin America Capital Solutions’ business decreased $2 million, or 8.3%, and $3 million, or 4.2%, for the three and nine months ended September 30, 2021, as compared to the same periods in 2020. The decreases were primarily due to the termination of certain transactions, partially offset by growth from new transactions and organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
•At September 30, 2021 and 2020, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $22.0 billion and $20.4 billion, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$311	$275	$36	$938	$830	$108
Investment income, net of related expenses	65	52	13	188	152	36
Investment related gains (losses), net	1	2	(1)	3	(4)	7
Other revenues	2	3	(1)	11	7	4
Total revenues	379	332	47	1,140	985	155
Benefits and expenses:
Claims and other policy benefits	278	242	36	860	715	145
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	47	44	3	139	132	7
Other operating expenses	10	10	—	31	28	3
Total benefits and expenses	335	296	39	1,030	875	155
Income before income taxes	$44	$36	$8	$110	$110	$—
•The increase in income before income taxes for the three months ended September 30, 2021, as compared to the same period in 2020, is primarily due to an increase in investment income. Income before income taxes for the nine months ended September 30, 2021, as compared to the same period in 2020, is relatively stable primarily due to an increase in investment income, offset by increased claims and other policy benefits associated with the COVID-19 pandemic.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $3 million and $6 million increase in income before income taxes for the three and nine months ended September 30, 2021, respectively. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$289	$254	$35	$870	$768	$102
Investment income, net of related expenses	65	52	13	188	151	37
Investment related gains (losses), net	1	2	(1)	3	(4)	7
Other revenues	(1)	1	(2)	2	1	1
Total revenues	354	309	45	1,063	916	147
Benefits and expenses:
Claims and other policy benefits	255	225	30	798	661	137
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	46	44	2	137	131	6
Other operating expenses	9	10	(1)	28	27	1
Total benefits and expenses	310	279	31	963	819	144
Income (loss) before income taxes	$44	$30	$14	$100	$97	$3
Key metrics:
Life insurance in force				$463.1 billion	$419.5 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	88.2%	88.6%		91.7%	86.1%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	15.9%	17.3%		15.7%	17.1%
Other operating expenses as a percentage of net premiums	3.1%	3.9%		3.2%	3.5%

The increase in income before income taxes for the three months ended September 30, 2021, is primarily due to an increase in investment income. The income before income taxes for the nine months ended September 30, 2021, as compared to the same period in 2020, is relatively stable primarily due to an increase in investment income, partially offset by increased claims and other policy benefits associated with the COVID-19 pandemic.
Revenues
•The segment added new life business production, measured by face amount of insurance in force, of $11.5 billion and $8.6 billion for the third quarter of 2021 and 2020, respectively, and $34.2 billion, and $29.9 billion during the first nine months of 2021 and 2020, respectively.
•The increase in net investment income for the three and nine months ended September 30, 2021, was primarily due to increased variable investment income and an increase in the invested asset base due to growth in the underlying business volume partially offset by a decline in interest rates.
•The increase in investment related gains (losses) for the nine months ended September 30, 2021, is due to an increase in the fair value of credit default derivatives during the first nine months of 2021, compared to a decrease in the fair value of credit default derivatives for the same period in 2020.
Benefits and expenses
•The loss ratio for the three months ended September 30, 2021, is consistent with the three months ended September 30, 2020. The increase in the loss ratio for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to unfavorable claims experience in the individual mortality line of business, attributed primarily to the COVID-19 pandemic. While the cause of death is not yet available for all claims, the Company estimates that approximately $50 million of excess claims for the nine months ended September 30, 2021, were attributable to COVID-19 or COVID-19 related factors.
Financial Solutions Reinsurance

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$22	$21	$1	$68	$62	$6
Investment income, net of related expenses	—	—	—	—	1	(1)
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	3	2	1	9	6	3
Total revenues	25	23	2	77	69	8
Benefits and expenses:
Claims and other policy benefits	23	17	6	62	54	8
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	1	—	1	2	1	1
Other operating expenses	1	—	1	3	1	2
Total benefits and expenses	25	17	8	67	56	11
Income (loss) before income taxes	$—	$6	$(6)	$10	$13	$(3)
The decrease in income before income taxes for the three months ended September 30, 2021, as compared to the same periods in 2020, is primarily the result of slightly unfavorable mortality experience on longevity business in 2021 as compared to favorable experience in 2020. The decrease in income before income taxes for the nine months ended September 20, 2021, as compared to the same period in 2020, is also primarily the result of less favorable mortality on longevity business.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$528	$429	$99	$1,562	$1,281	$281
Investment income, net of related expenses	73	64	9	215	190	25
Investment related gains (losses), net	23	4	19	41	14	27
Other revenues	4	3	1	11	7	4
Total revenues	628	500	128	1,829	1,492	337
Benefits and expenses:
Claims and other policy benefits	559	336	223	1,559	1,037	522
Interest credited	(2)	(1)	(1)	(1)	(2)	1
Policy acquisition costs and other insurance expenses	37	29	8	96	93	3
Other operating expenses	40	37	3	118	104	14
Total benefits and expenses	634	401	233	1,772	1,232	540
Income before income taxes	$(6)	$99	$(105)	$57	$260	$(203)
•The decreases in income before income taxes for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, were primarily due to unfavorable mortality experience mainly from the impact of COVID-19. The unfavorable mortality experience was partially offset by increases in net premiums, investment income and investment related gains.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes of $9 million and $3 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$432	$371	$61	$1,303	$1,113	$190
Investment income, net of related expenses	22	18	4	66	55	11
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	—	1	(1)	1	—	1
Total revenues	454	390	64	1,370	1,168	202
Benefits and expenses:
Claims and other policy benefits	482	331	151	1,365	966	399
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	35	28	7	91	90	1
Other operating expenses	28	24	4	85	72	13
Total benefits and expenses	545	383	162	1,541	1,128	413
Income (loss) before income taxes	$(91)	$7	$(98)	$(171)	$40	$(211)
Key metrics:
Life insurance in force				$852.8 billion	$808.0 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	111.6%	89.2%		104.8%	86.8%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	8.1%	7.5%		7.0%	8.1%
Other operating expenses as a percentage of net premiums	6.5%	6.5%		6.5%	6.5%

Income before income taxes decreased for the three and nine months ended September 30, 2021, as compared to the same periods in 2020. The decreases were the result of poor mortality experience, primarily due to the impact of COVID-19. The decreases in both periods were partially offset by increases in net premiums.
Revenues
•The increase in net premiums for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was due to an in increase in business volume on new and existing treaties.
•The segment added new life business production, measured by face amount of insurance in force, of $32.0 billion and $28.5 billion during the third quarter of 2021 and 2020, respectively, and $147.4 billion and $126.5 billion during the nine months ended September 30, 2021 and 2020, respectively.
Benefits and expenses
•The increase in the loss ratio for the third quarter and first nine months of 2021 was due to unfavorable mortality experience primarily attributable to COVID-19. While the cause of death is not available for all claims, the Company estimates for the nine months ended September 30, 2021, that approximately $205 million of excess claims, of which approximately $113 million were incurred in South Africa and $84 million were incurred in the UK. While the cause of death is not available for all claims, the Company believes the excess claims were primarily attributable to COVID-19 or COVID-19 related factors.
•The increase in the ratio of policy acquisition costs and other insurance expense to net premium in the third quarter was due to an increase in premiums and transactions with higher acquisition costs, and the decrease in the first nine months of 2021 was due to an overall increase in premiums and transactions with lower or no acquisition costs.
•The increase in other operating expenses for the three and nine months ended September 30, 2021, was primarily due to an increase in incentive compensation expense.
Financial Solutions

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$96	$58	$38	$259	$168	$91
Investment income, net of related expenses	51	46	5	149	135	14
Investment related gains (losses), net	23	4	19	41	14	27
Other revenues	4	2	2	10	7	3
Total revenues	174	110	64	459	324	135
Benefits and expenses:
Claims and other policy benefits	77	5	72	194	71	123
Interest credited	(2)	(1)	(1)	(1)	(2)	1
Policy acquisition costs and other insurance expenses	2	1	1	5	3	2
Other operating expenses	12	13	(1)	33	32	1
Total benefits and expenses	89	18	71	231	104	127
Income (loss) before income taxes	$85	$92	$(7)	$228	$220	$8
The decrease in income before income taxes for the third quarter of 2021, compared to the same period in 2020, is primarily due to increases in claims and other policy benefits, partially offset by increases in investment income, net of related expenses and investment related gains (losses), net. The increase in income before income taxes for the first nine months of 2021 was primarily due to new business activity and investment related gains on the investments supporting the segment’s payout annuity business, partially offset by a normalization of performance.
Revenues
•The increase in net premiums for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to increased volumes of closed longevity block business.
•The increase in net investment income for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to higher investment income on fixed-income securities and life-time mortgages.
•The increase in investment related gains (losses), net for the three and nine month periods was primarily due to fluctuations in the fair market value of CPI swap derivatives due to changes in future inflation expectations and higher investment related gains on fixed-income securities, respectively.

Benefits and expenses
•The increase in claims and other policy benefits for the three months ended September 30, 2021, as compared to the same period in 2020, was the result of increased volumes of closed longevity block business.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$691	$688	$3	$2,017	$2,036	$(19)
Investment income, net of related expenses	70	44	26	196	136	60
Investment related gains (losses), net	(15)	—	(15)	11	(18)	29
Other revenues	12	14	(2)	42	38	4
Total revenues	758	746	12	2,266	2,192	74
Benefits and expenses:
Claims and other policy benefits	734	558	176	1,918	1,721	197
Interest credited	12	13	(1)	42	37	5
Policy acquisition costs and other insurance expenses	50	38	12	156	140	16
Other operating expenses	52	49	3	152	134	18
Total benefits and expenses	848	658	190	2,268	2,032	236
Income before income taxes	$(90)	$88	$(178)	$(2)	$160	$(162)
•The decrease in income before income taxes for the three and nine months ended September 30, 2021, was primarily due to unfavorable claims experience in Asia compared to the prior period, partially offset by continued growth of Financial Solutions Reinsurance in Asia and increases in investment income, net and investment related gains (losses).
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations were immaterial for the three and nine months ended September 30, 2021, as compared to the same periods in 2020. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$626	$653	$(27)	$1,851	$1,896	$(45)
Investment income, net of related expenses	33	22	11	100	76	24
Investment related gains (losses), net	—	—	—	(1)	—	(1)
Other revenues	4	5	(1)	13	11	2
Total revenues	663	680	(17)	1,963	1,983	(20)
Benefits and expenses:
Claims and other policy benefits	682	525	157	1,778	1,594	184
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	31	33	(2)	115	116	(1)
Other operating expenses	46	44	2	137	124	13
Total benefits and expenses	759	602	157	2,030	1,834	196
Income (loss) before income taxes	$(96)	$78	$(174)	$(67)	$149	$(216)
Key metrics:
Life insurance in force				$526.0 billion	$534.4 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	108.9%	80.4%		96.1%	84.1%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	5.0%	5.1%		6.2%	6.1%
Other operating expenses as a percentage of net premiums	7.3%	6.7%		7.4%	6.5%
The decrease in income before income taxes is primarily the result of net unfavorable claims experience in Asia, primarily in India. The decrease for the first nine months is also the result of year-to-date decreases in net premiums in Australia.
Revenues
•The decrease in net premiums for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to premium reductions in Australia group business as a result of the non-renewal of two large group treaties effective June 30, 2020.
•The segment added new life business production, measured by face amount of insurance in force, of $7.1 billion and $6.7 billion during the third quarter of 2021 and 2020, respectively, and $25.6 billion and $39.0 billion during the nine months ended September 30, 2021 and 2020, respectively, due to new business production and in force transactions offset by lapses, recaptures and non-renewal of two large group treaties in Australia.
Benefits and expenses
•The increases in the loss ratio for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, were primarily due to unfavorable claims experience in Asia, primarily in India. While the cause of death is not yet available for all claims, the Company estimates that approximately $235 million of excess claims, of which approximately $218 million were incurred in India, for the nine months ended September 30, 2021, were attributable to COVID-19 or COVID-19 related factors.

Financial Solutions

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$65	$35	$30	$166	$140	$26
Investment income, net of related expenses	37	22	15	96	60	36
Investment related gains (losses), net	(15)	—	(15)	12	(18)	30
Other revenues	8	9	(1)	29	27	2
Total revenues	95	66	29	303	209	94
Benefits and expenses:
Claims and other policy benefits	52	33	19	140	127	13
Interest credited	12	13	(1)	42	37	5
Policy acquisition costs and other insurance expenses	19	5	14	41	24	17
Other operating expenses	6	5	1	15	10	5
Total benefits and expenses	89	56	33	238	198	40
Income (loss) before income taxes	$6	$10	$(4)	$65	$11	$54
The decrease in income before income taxes for the third quarter was primarily due to the decline in the fair value of derivatives, partially offset by the contributions from recently executed asset-intensive transactions in Asia. The increase in income before income taxes for the first nine months of 2021 was due to the increase in the fair value of derivatives and contributions from recently executed asset-intensive transactions in Asia.
The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.4 billion and $2.9 billion for the nine months ended September 30, 2021 and 2020, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Revenues
•The increase in net premiums for the three and nine months ended September 30, 2021, is primarily due to contributions from single premium asset-intensive transactions.
•The increase in investment income for the three and nine months ended September 30, 2021, is primarily due to the contributions from recently executed asset-intensive transactions in Asia.
•The decrease in investment related gains (losses), net for the third quarter is primarily due to the decrease in fair value of derivatives as a result of higher expected interest rates. The increase in investment related gains (losses), net for the nine month period ended September 30, 2021, is primarily due to an increase in the fair value of derivatives as a result of lower expected interest rates and tightening credit spreads.
Benefits and expenses
•The increase in claims and other policy benefits, and policy acquisition costs and other insurance expenses for the three and nine months ended September 30, 2021, is the result of increased production from single premium asset-intensive transactions.
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

(dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Revenues:
Net premiums	$—	$—	$—	$—	$—	$—
Investment income, net of related expenses	52	41	11	258	147	111
Investment related gains (losses), net	42	9	33	379	(36)	415
Other revenues	15	17	(2)	54	38	16
Total revenues	109	67	42	691	149	542
Benefits and expenses:
Claims and other policy benefits	—	1	(1)	—	1	(1)
Interest credited	1	2	(1)	3	7	(4)
Policy acquisition costs and other insurance income	(27)	(27)	—	(81)	(84)	3
Other operating expenses	75	70	5	231	201	30
Interest expense	41	43	(2)	129	126	3
Collateral finance and securitization expense	3	4	(1)	8	14	(6)
Total benefits and expenses	93	93	—	290	265	25
Income (loss) before income taxes	$16	$(26)	$42	$401	$(116)	$517
The increase in income before income taxes for the three and nine month periods ended September 30, 2021, is primarily due to an increase in total revenues. Year-to-date increases in revenues were partially offset by an increase in other operating expenses.
•The increase in net investment income for the three and nine months ended September 30, 2021, is primarily due to higher variable investment income associated with investments in limited partnerships generated from unrealized gains in the underlying investments. The increase in the nine months ended September 30, 2021, includes a reclassification recorded in the first quarter of approximately $92 million of pre-tax unrealized gains on certain limited partnerships, for which the Company uses the equity method of accounting, from AOCI to net investment income that should have been recognized directly in net investment income in the same prior periods they were reported as earnings by the investees.
•The increase in investment related gains (losses), net for the three and nine months ended September 30, 2021, includes $24 million and $155 million, respectively, of changes in the carrying value of investments in limited partnerships considered to be investment companies. Recognized in the first quarter of 2021 were changes of $70 million relate to an adjustment to the carrying value from cost less impairments to a fair value approach, using the NAV per share or its equivalent, which should have been recognized in prior periods. The remaining increase for the three and nine months ended September 30, 2021, is attributable to gains on sales of fixed maturity securities, a decrease in the allowance for credit losses on mortgage loans as a result of assumption updates due to the improving view of the impact of the COVID-19 pandemic, and changes in the fair value of derivatives and equity securities.
•The increase in other operating expenses for the nine months ended September 30, 2021, was primarily due to an increase in incentive compensation expense.
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

Current Market Environment
The Company’s average investment yield, excluding spread business, for the nine months ended September 30, 2021, was 5.08%, 115 basis points higher compared to the same period in 2020. The increase in average yield is primarily attributable to the aforementioned accounting correction associated with equity method limited partnerships and an increase in the average invested asset base and overall yield, primarily attributable to an increase in variable investment income in the current year. However, the current interest rate environment continues to put downward pressure on the Company’s investment yield. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity securities available-for-sale decreased from $7.4 billion at December 31, 2020, to $5.3 billion at September 30, 2021. Similarly, gross unrealized losses increased from $197 million at December 31, 2020, to $326 million at September 30, 2021.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on fixed maturity securities of $5.3 billion remain well in excess of gross unrealized losses of $326 million as of September 30, 2021. The Company does not rely on short-term funding or commercial paper and to date has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest and dividend income	$303	$21	$367	$429
Interest expense	47	35	150	135
Capital contributions to subsidiaries	5	13	12	46
Issuance of unaffiliated debt	—	—	—	598
Dividends to shareholders	50	47	145	134
Issuance of common stock, net of expenses	—	—	—	481
Purchase of treasury stock	46	—	48	153

	September 30, 2021	December 31, 2020
Cash and invested assets	$615	$1,308
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
RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, it has in recent years repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors. RGA’s current share repurchase program, which was approved by the board of directors in January 2019, authorizes the repurchase of up to $400 million of common stock. On August 3, 2021, the Company announced the lifting of the existing suspension on share repurchases. During the nine months ended September 30, 2021, RGA repurchased 405,644 shares of common stock under this program for $46 million. During the nine months ended September 30, 2020, RGA repurchased 1,074,413 shares of common stock under this program for $153 million. The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Nine months ended September 30,
	2021	2020
Dividends to shareholders	$145	$134
Purchase of treasury stock (1)	46	153
Total amount paid to shareholders	$191	$287

Number of treasury shares purchased (1)	406	1,074
Average price per share	$113.40	$142.05
(1)Excludes shares utilized to execute and settle certain stock incentive awards.
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
In October 2021, RGA’s board of directors declared a quarterly dividend of $0.73 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
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
As of September 30, 2021 and December 31, 2020, the Company had $3.2 billion and $3.6 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of September 30, 2021 and December 31, 2020, the average net interest rate on long-term debt outstanding was 4.48% and 4.54%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
On June 9, 2020, RGA issued 3.15% Senior Notes due June 15, 2030, with a face amount of $600 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $593 million and were used in part to repay the Company’s $400 million 5.00% senior notes due in the second quarter of 2021, and the remainder was used for general corporate purposes. Capitalized issue costs were approximately $5 million.
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

The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in August 2023. As of September 30, 2021, the Company had no cash borrowings outstanding and $21 million in issued, but undrawn, letters of credit under this facility.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next twelve months.
Credit and Committed Facilities
At September 30, 2021, the Company maintained an $850 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating to $1.1 billion. See Note 13 – “Debt” in the Notes to Consolidated Financial Statements in the 2020 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At September 30, 2021, there were approximately $22 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2021, $1.5 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a revolving credit facility, under which the Company had availability of $829 million as of September 30, 2021. The Company also has $574 million of funds available through collateralized borrowings from the FHLB as of September 30, 2021. As of September 30, 2021, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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

	For the nine months ended September 30,
	2021	2020
	(Dollars in millions)
Sources:
Net cash provided by operating activities	$3,821	$2,779
Proceeds from issuance of common stock, net	—	481
Proceeds from long-term debt issuance	—	598
Exercise of stock options, net	—	1
Change in cash collateral for derivative positions and other arrangements	29	28
Change in deposit asset on reinsurance	14	—
Net deposits from investment-type policies and contracts	—	617
Effect of exchange rate changes on cash	—	8
Total sources	3,864	4,512

Uses:
Net cash used in investing activities	3,492	2,214
Dividends to stockholders	145	134
Repayment of collateral finance and securitization notes	74	188
Debt issuance costs	—	5
Principal payments of long-term debt	402	2
Purchases of treasury stock	48	162
Net withdrawals from investment-type policies and contracts	51	—
Effect of exchange rate changes on cash	33	—
Total uses	4,245	2,705
Net change in cash and cash equivalents	$(381)	$1,807
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

Contractual Obligations
There were no other material changes in the Company’s contractual obligations from those reported in the 2020 Annual Report, except for the following:
•The Company’s contractual obligations associated with interest sensitive liabilities increased from $37.1 billion at December 31, 2020, to $41.5 billion as of September 30, 2021, primarily due to a large asset-intensive transaction completed in the second quarter. The majority of the payments due under these commitments are expected to occur beyond five years.
•The Company’s contractual obligations associated with limited partnerships and other investment related commitments increased from $1.1 billion at December 31, 2020, to $1.9 billion as of September 30, 2021, primarily due to an increase in new investment opportunities in the current period. The majority of the payments due under these commitments are expected to occur within the next twelve months.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $3.1 billion and $3.6 billion at September 30, 2021 and December 31, 2020, respectively. Given the uncertainty associated with the COVID-19 pandemic and the related volatility in the financial markets, the Company has increased its liquidity position. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $77 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets.
The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.6 billion and $1.9 billion at September 30, 2021 and December 31, 2020, which is included in interest-sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Effects of COVID-19
Credit markets continued to recover during the first nine months of 2021 following the disruption in the global financial markets caused by the COVID-19 pandemic. The Company has exposure to some of the asset classes and industries most affected by the COVID-19 pandemic such as commercial mortgage loans, emerging market debt, energy, and airlines; however, the Company’s primary exposure in these asset classes is of high quality assets. The Company continues to monitor and evaluate the impact of the COVID-19 pandemic on its investment portfolio and is working closely with its borrowers to evaluate any short-term cash flow issues.
Portfolio Composition
The Company had total cash and invested assets of $80.6 billion and $75.8 billion as of September 30, 2021 and December 31, 2020, respectively, as illustrated below (dollars in millions):

	September 30, 2021	% of Total	December 31, 2020	% of Total
Fixed maturity securities, available-for-sale	$59,289	73.6%	$56,735	74.8%
Equity securities	160	0.2	132	0.2
Mortgage loans on real estate	6,366	7.9	5,787	7.6
Policy loans	1,234	1.5	1,258	1.7
Funds withheld at interest	7,034	8.7	5,432	7.2
Short-term investments	82	0.1	227	0.3
Other invested assets	3,404	4.2	2,829	3.7
Cash and cash equivalents	3,027	3.8	3,408	4.5
Total cash and invested assets	$80,596	100.0%	$75,808	100.0%

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

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Increase/ (Decrease)	2021	2020	Increase/ (Decrease)
Average invested assets at amortized cost	$33,361	$32,148	$1,213	$33,021	$30,468	$2,553
Net investment income	$405	$290	$115	$1,251	$894	$357
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.95%	3.66%	129 bps	5.08%	3.93%	115 bps
VII (included in net investment income)	$102	$8	$94	$342	$27	$315
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	3.85%	3.69%	16 bps	3.83%	3.95%	(12) bps
Investment yield increased for the three and nine months ended September 30, 2021, in comparison to the same periods in the prior year, primarily due to increased variable income from limited partnerships and real estate joint ventures, which are included in other invested assets on the condensed consolidated balance sheets. Investment yield excluding variable investment income increased for the three months ended September 30, 2021, in comparison to the same period in the prior year, primarily due to lower than normal income from derivatives in the prior period. Investment yield excluding variable investment income decreased for the nine months ended September 30, 2021, in comparison to the same period in the prior year, primarily due to the continued low interest rate environment.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of September 30, 2021 and December 31, 2020.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). RMBS, ABS, and CMBS are collectively “structured securities.” As of September 30, 2021 and December 31, 2020, approximately 93.4% and 94.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The Company owns floating rate securities that represent approximately 5.4% and 5.6% of the total fixed maturity securities as of September 30, 2021 and December 31, 2020, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 62.9% and 63.9% of total fixed maturity securities as of September 30, 2021 and December 31, 2020, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of September 30, 2021 and December 31, 2020.
As of September 30, 2021, the Company’s investments in Canadian government securities represented 8.0% of the fair value of total fixed maturity securities compared to 9.1% of the fair value of total fixed maturities as of December 31, 2020. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.

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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of September 30, 2021 and December 31, 2020 was as follows (dollars in millions):

		September 30, 2021			December 31, 2020
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$32,444	$35,554	60.0%	$29,770	$34,589	60.9%
2	BBB	18,025	19,814	33.4	16,440	18,751	33.1
3	BB	2,868	2,952	5.0	2,480	2,588	4.6
4	B	832	822	1.4	713	697	1.2
5	CCC and lower	161	137	0.2	131	102	0.2
6	In or near default	17	10	—	14	8	—
	Total	$54,347	$59,289	100.0%	$49,548	$56,735	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of September 30, 2021 and December 31, 2020 (dollars in millions):

	September 30, 2021			December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
RMBS:
Agency	$594	$631	9.2%	$686	$744	11.0%
Non-agency	571	578	8.4	1,049	1,073	15.8
Total RMBS	1,165	1,209	17.6	1,735	1,817	26.8
ABS:
Collateralized loan obligations (“CLOs”)	1,841	1,838	26.8	1,707	1,689	24.9
ABS, excluding CLOs	1,922	1,941	28.3	1,392	1,403	20.7
Total ABS	3,763	3,779	55.1	3,099	3,092	45.6
CMBS	1,795	1,877	27.3	1,790	1,868	27.6
Total	$6,723	$6,865	100.0%	$6,624	$6,777	100.0%
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
The Company’s ABS portfolio primarily consists of CLOs, aircraft, single-family rentals, container leasing and whole business. The principal risks in holding ABS are structural, credit, capital market and interest rate risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements that include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
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
As of September 30, 2021 and December 31, 2020, the Company had $326 million and $197 million, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have expected credit losses will record an allowance for credit losses in the amount that the fair value is less than the amortized cost.
Mortgage Loans on Real Estate
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Most of the mortgage loans in the Company’s portfolio range in size up to $30 million, with the average mortgage loan investment as of September 30, 2021, totaling approximately $9 million. For the nine months ended September 30, 2021, the Company decreased its allowance for credit losses on its commercial mortgage loan portfolio by approximately $25 million to reflect the updated outlook from the COVID-19 pandemic.
The Company continues to monitor and evaluate the impact of the COVID-19 pandemic on its investment portfolio and is working closely with its borrowers to evaluate any short-term cash flow issues. For the nine months ended September 30, 2021, the Company modified the payment terms of one commercial mortgage loan, with a carrying value of approximately $10 million in response to COVID-19. For the year ended December 31, 2020, the Company modified the payments terms of approximately 52 commercial mortgage loans, with a carrying value of approximately $660 million in response to COVID-19. These loans met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and were not considered a troubled debt restructuring. In accordance with the CARES Act criteria, these loans were not more than 30 days past due at December 31, 2019, and the modifications included deferral or delayed payments of principal or interest on the loan. As of September 30, 2021 and December 31, 2020, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	September 30, 2021		December 31, 2020
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,359	36.8%	$2,253	38.5%
South	2,167	33.8	2,040	34.8
Midwest	1,161	18.1	1,027	17.5
Northeast	411	6.4	277	4.7
Subtotal - U.S.	6,098	95.1	5,597	95.5
Canada	193	3.0	188	3.2
United Kingdom	123	1.9	76	1.3
Other	2	—	—	—
Total	$6,416	100.0%	$5,861	100.0%
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

Impairments and Allowance for Credit Losses
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2020 Annual Report for additional information. The table below summarizes investment related (gains) losses, net, for impairments and changes in allowance for credit losses on fixed maturity securities, other impairment losses and changes in provision and changes in the mortgage loan allowance for credit losses for the three and nine months ended September 30, 2021 and 2020 (dollars in millions).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Impairments and change in allowance for credit losses on fixed maturity securities	$1	$(13)	$(2)	$21
Other impairment losses and changes in provision	2	11	—	16
Change in mortgage loan allowance for credit losses	(6)	8	(25)	38
Total	$(3)	$6	$(27)	$75
The decrease in mortgage loan allowance for credit losses for the nine months ended September 30, 2021, was primarily due to the updated outlook from the COVID-19 pandemic. The impairments and change in allowance for credit losses on fixed maturity securities for the nine months ended September 30, 2020, were primarily related to high-yield securities as a result of the uncertainty in the global markets due to the COVID-19 pandemic. In addition, the increase in mortgage loan allowance for credit losses for the nine months ended September 30, 2020, was primarily due to the estimated impact from the COVID-19 pandemic.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost, by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of September 30, 2021 and December 31, 2020.
As of September 30, 2021 and December 31, 2020, the Company classified approximately 7.6% and 5.9%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, and Canadian provincial strip bonds with inactive trading markets.
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
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of September 30, 2021 and December 31, 2020. Certain ceding companies maintain segregated portfolios for the benefit of the Company.

Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts, fair value option (“FVO”) contractholder-directed unit-linked investments and FHLB common stock. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of September 30, 2021 and December 31, 2020.
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
See Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of September 30, 2021 and December 31, 2020.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of September 30, 2021, the Company had credit exposure of $18 million.
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
The Company holds $1,155 million and $935 million, of lifetime mortgages, net of allowance for credit losses, as of September 30, 2021 and December 31, 2020, respectively, in beneficial interests in lifetime mortgages in the UK. Investment income includes $15 million and $12 million in interest income earned on lifetime mortgages for the three months ended September 30, 2021 and 2020, respectively, and $41 million and $32 million in interest income earned on lifetime mortgages for the nine months ended September 30, 2021 and 2020, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
New Accounting Standards
See Note 14 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product.  As of September 30, 2021, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2020, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter.  The Company continues to monitor and assess the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended September 30, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2021 – July 31, 2021	—	$—	—	$167,573,148
August 1, 2021 – August 31, 2021	3,774	$119.95	—	$167,573,148
September 1, 2021 – September 30, 2021	406,195	$113.40	405,644	$121,573,425
(1)RGA had 405,644 repurchases of common stock under its share repurchase program in September. The Company net settled – issuing 11,007 and 1,848 shares from treasury and repurchased from recipients 3,774 and 551 shares in August and September 2021, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2017. During the nine months ended September 30, 2021, RGA repurchased 405,644 shares of common stock under this program for $46 million. The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
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

Reinsurance Group of America, Incorporated
Date: November 5, 2021	By:	/s/ Anna Manning
Anna Manning
President & Chief Executive Officer
(Principal Executive Officer)
Date: November 5, 2021	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)