Form 10-K
period 2021-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2022-02-25
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company.  Yes ☐  No ☒
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2021, as reported on the New York Stock Exchange was approximately $7.8 billion.
As of January 31, 2022, 67,189,921 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) to be held in May 2022, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2021.

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
Impacts of the COVID-19 Pandemic on RGA’s Business
The COVID-19 global pandemic and the response thereto continued to result in increases in mortality, morbidity and other insurance risks during 2021. The global financial markets have stabilized since the beginning of the pandemic; however, they continue to be in a state of uncertainty due to COVID-19, including an increase in inflation, supply chain issues and the continued disruption and shutdown of businesses resulting in uncertainty in the global financial markets, all of which impacted the Company’s financial performance in 2021. The extent to which the Company’s future results continue to be affected by COVID-19 will largely depend on, among other factors, country-specific circumstances, measures by public and private institutions, the impact of new variants of the virus, and vaccination levels globally. Given these many variables, the Company cannot reliably predict the future impact of the pandemic on its business, results of operations and financial condition. For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, refer to Item 1A "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
Asset-Intensive Reinsurance
    Asset-intensive reinsurance refers to transactions with a significant investment component, which qualify as reinsurance under U.S. generally accepted accounting principles (“GAAP”). Asset-intensive reinsurance allows the Company’s clients to manage their investment risk and available capital to pursue new growth opportunities.
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
In addition, RGA is subject to a supervisory college, conducted by its group supervisor the Missouri Department of Commerce and Insurance (“MDCI”). The supervisory college is comprised of insurance regulators of the major jurisdictions in which RGA has established insurance branches and subsidiaries. Since the inception of the supervisory college in October 2012, the MDCI has conducted regular in-person supervisory college meetings in addition to numerous regulator-only conference calls. These meetings bring about requests for information from RGA’s regulators as they monitor RGA’s solvency, governance and overall management. While the supervisory college has the ability to impose limitations on the activities of the insurance subsidiaries of RGA, particularly since RGA has been designated by its group supervisor as an Internationally Active Insurance Group (“IAIG”), no such limitations have been imposed to date. The existence of the supervisory college generally helps RGA’s regulators understand its business to a greater degree and encourages a more global view by RGA of its own regulation.
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
Although some of the rates and policy terms of U.S. direct insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority, which is also true outside of the U.S. In the U.S., however, the NAIC Model Law on Credit for Reinsurance, which has been adopted in most states, imposes certain requirements for an insurer to take reserve credit for risk ceded to a reinsurer. Generally, the reinsurer is required to be licensed, accredited or certified in the insurer’s state of domicile or the reinsurer must be domiciled in a jurisdiction that is found by the U.S. regulators to observe standards established in the U.S. – E.U. Covered Agreement. Otherwise the reinsurer must post security for reserves transferred to the reinsurer in the form of letters of credit or assets placed in trust. The option for a U.S. domiciled insurer to obtain credit for the reserves it cedes to a reinsurer domiciled in a jurisdiction that observes standards established in the U.S. – E.U. Covered Agreement is termed ceding reinsurance to a “reciprocal reinsurer.” Insurers ceding business to reciprocal reinsurers are permitted to take reserve credit without the reinsurer having to establish security. The NAIC Life and Health Reinsurance Agreements Model Regulation, which has been adopted in most states, imposes additional requirements for insurers to claim reserve credit for reinsurance ceded (excluding yearly renewable term reinsurance and non-proportional reinsurance). These requirements include bona fide risk transfer, an insolvency clause, written agreements, and filing of reinsurance agreements involving in force business, among other things. Outside of the U.S., rules for reinsurance and requirements for minimum risk transfer are less specific and are less likely to be published as rules, but nevertheless standards can be imposed to varying extents.

U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX), implemented beginning in 2002 for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products. The reserve levels required under Regulation XXX are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, or have placed assets in trust for the benefit of the ceding company, or have used other structures as the primary forms of collateral. An exception to this requirement is expected to exist for reinsurance ceded to reciprocal reinsurers.
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
Affiliated captives are commonly used in the insurance industry to help manage statutory reserve and collateral requirements and are often domiciled in the same state as the insurance company that sponsors the captive. The NAIC has analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. Current standards addressing the use of captive reinsurers allow captives organized prior to 2016 to continue in accordance with their currently approved plans. New standards imposed upon the use of captive insurers for transactions after 2015 increase costs and add complexity to the use of captive insurers. As a result, the Company may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies.
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
While the NAIC is still developing its group capital calculation and has not yet articulated the ways in which it intends U.S. states to use the calculation, the calculation is expected to be used to assess the adequacy of capital within an insurance group domiciled in the U.S., particularly for groups such as RGA that are designated an IAIG by the group supervisor. The Company cannot currently predict the effect that any proposed or future group capital standard will have on its financial condition or operations or the financial condition or operations of its subsidiaries.
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
Insurance Holding Company Regulations
RGA Reinsurance, Chesterfield Re and RCM are subject to regulation under the insurance and insurance holding company statutes of Missouri. Aurora National is subject to regulation under the insurance and insurance holding company statutes of California. These insurance holding company laws and regulations generally require insurance and reinsurance subsidiaries of insurance holding companies to register and file with the home state regulator certain reports describing, among other information, capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The insurance holding company statutes and regulations also require prior approval of, or in certain circumstances, prior notice to the home state regulator of, certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.
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
Restrictions on Dividends and Distributions
Current Missouri law, applicable to RCM and its subsidiaries, RGA Reinsurance and Chesterfield Re, permits the payment of dividends or distributions by each company that together with dividends or distributions paid during the preceding twelve months by that company do not exceed the greater of (i) 10% of the insurer’s statutory capital and surplus as of the preceding December 31, or (ii)  the insurer’s statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDCI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). The regulatory limitations and other restrictions described herein could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations. See Note 11 – “Financial Condition and Net Income on a Statutory Basis” in the Notes to Consolidated Financial Statements for additional information on the Company’s dividend restrictions.
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
Pursuant to the South Carolina Director of Insurance, Timberlake Re may declare dividends subject to a minimum Total Adjusted Capital threshold, as defined by the NAIC’s RBC regulation. As of December 31, 2021, Timberlake Re met the minimum required threshold. Any dividends paid by Timberlake Re would be paid to Timberlake Financial, which in turn is subject to contractual limitations on the amount of dividends it can pay to RCM.
Dividend payments from non-U.S. operations are subject to similar restrictions established by local regulators. The non-U.S. regulatory regimes also commonly limit the dividend payments to the parent to a portion of the prior year’s statutory income, as determined by the local accounting principles. The regulators of the Company’s non-U.S. operations may also limit or prohibit profit repatriations or other transfers of funds to the U.S. if such transfers are deemed to be detrimental to the solvency or financial strength of the non-U.S. operations, or for other reasons. Most of the non-U.S. operating subsidiaries are second tier subsidiaries that are owned by various non-U.S. holding companies. The capital and rating considerations applicable to the first tier subsidiaries may also impact the dividends paid to RGA.
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
Federal Regulation
Since the 2010 enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the U.S. federal government has paid greater attention to the manner in which insurance and reinsurance is regulated, particularly when U.S. insurers and reinsurers are doing business outside of the U.S. Under the Dodd-Frank Act, the Federal Insurance Office within the U.S. Treasury Department has negotiated a “covered agreement” with the European Union. The covered agreement, while promoting the recognition of U.S. state insurance regulators as group supervisors of U.S.-based global reinsurers such as RGA, also provides for an elimination of the collateral that has to be posted by reinsurers based in the European Union, and by NAIC’s anticipated extension of the rules, to those reinsurers based in additional jurisdictions that seek evaluation by the NAIC for treatment comparable to that given to members of the European Union under the U.S. – E.U. Covered Agreement. The extension of Covered Agreement treatment to additional jurisdictions will provide for the elimination of the collateral that reinsurers domiciled in those jurisdictions must currently post in favor of U.S. ceding insurers. This agreement, coupled with new state credit for reinsurance laws, has the potential to lower the cost at which RGA Reinsurance’s competitors are able to provide reinsurance to U.S. insurers. Additionally under the Dodd-Frank Act, one or more of RGA’s client ceding insurers domiciled in the U.S. may from time-to-time be designated systemically important by the Federal Reserve.

    Insurers designated systemically important can be subject to the imposition of an additional layer of regulation over already existing state regulation. While it is not currently expected that any RGA entity would be deemed to be systemically important and become subject to this additional scrutiny, the reinsurance programs RGA maintains with the insurers so designated as systemically important are subject to scrutiny by the Federal Reserve. While no U.S. insurers or reinsurers are currently designated systemically important, it is possible that one or more of RGA’s clients will be given this designation in the future leading to additional scrutiny of those clients’ reinsurance programs by the Federal Reserve.
    With the potential regulation of some U.S. domiciled insurers by the U.S. government, it is possible that the scope of the federal government’s ability to regulate insurers and reinsurers will be expanded. It is not possible to predict the effect of such decisions or changes in law on the operation of the Company, but the Dodd-Frank Act makes it more likely than in the past that insurance or reinsurance may be to some extent become regulated at the federal level. A shift in regulation from the state to the federal level may bring into question the continued validity of the McCarran-Ferguson Act, which exempts the “business of insurance” from most federal laws, including anti-trust laws. With the McCarran-Ferguson Act exemption for the business of insurance, a reinsurer may set rate, underwriting and claims handling standards for its ceding company clients to follow.
Environmental Considerations Related to Real Property Ownership, Development and Mortgage Investment
Federal, state and local environmental laws and regulations apply to the Company’s ownership and operation of real property. Inherent in owning and operating real property are the risks of hidden environmental liabilities and the costs of any required clean-up. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Company may be liable, in certain circumstances, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to it. The Company also risks environmental liability when it forecloses on a property mortgaged to it, although federal legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met. However, there are circumstances in which actions taken could still expose the Company to CERCLA liability. Application of various other federal and state environmental laws could also result in the imposition of liability on the Company for costs associated with environmental hazards.
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
Environmental, Social and Governance
Insurance regulators are considering imposing new rules regarding how insurers incorporate and report about environmental, social, and governance (“ESG”) considerations into their operational decisions, underwriting, and investment decisions. Currently, efforts are aimed at enacting laws and regulations that focus on testing underwriting models for bias. Other current ESG initiatives are aimed at reviewing the investment portfolios of insurers and requiring discussions regarding ESG topics between insurers and their regulators. It is possible that rules governing insurance underwriting and factors utilized by insurers in the selection of risks may be altered in the future in a way that impacts the profitability of RGA’s business. The extent to which ESG concerns may impact RGA in the future is uncertain, but RGA has incorporated ESG factors and goals into its current strategic plan, operations, and risk assessment processes.
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
Bermuda’s Insurance Act 1978 (the “Bermuda Insurance Act”) distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business. There are five classifications of insurers carrying on long-term business, ranging from Class A insurers to Class E insurers. Taking a risk-based approach to regulation that looks at the nature, scale and complexity of an insurer’s business, the Bermuda Monetary Authority (“BMA”) typically applies less regulatory oversight to Class A captive insurers and greater regulatory oversight to Class E commercial insurers. The Company’s subsidiaries domiciled in Bermuda are licensed for long-term business and are classified as Class E insurers and are therefore subject to extensive regulation and supervision by the BMA. Such regulation includes rules regarding privacy, anti-money laundering, bank secrecy, anti-corruption and foreign asset control in addition to insurance regulation. To that end, the BMA has broad powers to regulate business activities of the Company’s Bermuda domiciled subsidiaries, mandate capital and surplus requirements, regulate trade and claims practices and require strong enterprise risk management and corporate governance activities.
The Company’s Bermuda subsidiaries, as Class E insurers, file annual statutory financial statements and annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. within four months of the end of each fiscal year, unless such deadline is specifically extended. The Bermuda Insurance Act prescribes rules for the preparation of the statutory financial statements. In addition, the Company’s Bermuda subsidiaries are required to file with the BMA a capital and solvency return along with its annual statutory financial return.

The Company’s Bermuda subsidiaries must at all times maintain a minimum margin of solvency (“MMS”) and an enhanced capital requirement (“ECR”) in accordance with the provisions of the Bermuda Insurance Act. If either the minimum MMS or ECR is not met then the Bermuda Insurance Act mandates certain actions and filings with the BMA including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure. The BMA has embedded an economic balance sheet (“EBS”) framework as part of the Bermuda Solvency Capital Requirement (“BSCR”) that forms the basis for an insurer’s ECR. As Class E insurers, the Company’s Bermuda subsidiaries’ ECR is established by reference to the Class E BSCR model, which provides a method for determining an insurer’s capital requirements by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR formula establishes capital requirements for different categories of risk such as fixed income investment risk, equity investment risk, long-term interest rate/liquidity risk, currency risk, concentration risk, credit risk, operational risk and seven categories of long-term insurance risk. Depending on the risk category, the capital requirement is either determined by applying shocks or by applying prescribed factors, where such shocks and factors were developed by the BMA and were calibrated at 99% Tail Value-at-Risk (“TVaR”) over a one-year time horizon.

Under the Bermuda Insurance Act, the Company’s Bermuda subsidiaries are prohibited from declaring or paying a dividend if they are not meeting their ECR or MMS requirements or if the declaration or payment of the dividend would cause such a breach. Failing to meet the MMS requirement on the last day of any financial year prohibits a company from declaring or paying any dividends during the next financial year without the approval of the BMA. Additional actions and filings may be required before a company can declare and pay a dividend depending on its prior year statutory capital and surplus. The restrictions on declaring or paying dividends and distributions under the Bermuda Insurance Act are in addition to those under Bermuda’s Companies Act 1981 (the “Companies Act”). Under the Companies Act, the Company’s Bermuda subsidiaries may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (1) the company is, or would after the payment be, unable to pay its liabilities as they become due, or (2) the realizable value of the company’s assets would thereby be less than its liabilities.
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
    In addition, new and proposed privacy and cybersecurity laws and regulations in many European and Asian countries restrict RGA’s ability to transfer data and impose other requirements on holders of data. In Europe, the General Data Protection Regulation (“GDPR”), which establishes uniform data privacy laws across the European Union (“EU”) is effective for all EU member states and is extraterritorial in that it applies to EU entities, as well as entities established in the EU that offer goods or services to data subjects in the EU or monitor consumer behavior that takes place in the EU. The GDPR anticipates the processing of data for reinsurance and other purposes and applies standards and rules that covered entities must establish and monitor with respect to such processing and use. Many of the restrictions enacted by jurisdictions outside of the EU either do not anticipate the processing of data for reinsurance purposes at all or place costly restrictions on the ability of a reinsurer to service its business by requiring processing to be done within the borders of the country in which the insured consumer resides. Further adoptions of laws patterned after the GDPR are expected around the world.

Ratings
Insurer financial strength ratings, sometimes referred to as claims paying ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. The Company’s insurer financial strength ratings as of the date of this filing are listed in the table below for each rating agency that meets with the Company’s management on a regular basis. As of the date of this filing, the Standard & Poor’s (“S&P”), A.M. Best Company (“A.M. Best”), and the Moody’s Investors Service (“Moody’s”) ratings listed below are on stable outlook.

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
(3)An S&P insurer financial strength rating of “AA-” (very strong) is the fourth highest rating out of twenty-two possible ratings. According to S&P’s rating scale, a rating of “AA-” means that, in S&P’s opinion, the insurer has very strong financial security characteristics. A S&P insurer financial strength rating of “A+” (strong) is the fifth highest rating out of twenty-two possible ratings. According to S&P’s rating scale, a rating of “A+” means that, in S&P’s opinion, the insurer has strong financial security characteristics.
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
Customer Base
The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2021, the Company’s five largest clients generated approximately $2.7 billion or 20% of the Company’s gross premiums and other revenues. In addition, thirty-one other clients each generated annual gross premiums and other revenues of $100 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 46% of the Company’s gross premiums and other revenues. No individual client generated 10% or more of the Company’s total gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Competition
    New reinsurance opportunities continue to be highly price competitive; however, companies that consistently win business are financially strong, provide flexible terms and conditions, have a positive reputation, deliver excellent service, and demonstrate execution certainty and a long-term commitment to the business underwritten. The Company competes globally with other reinsurance companies, traditional insurance providers, private equity firms and other financial services companies.
Human Capital Resources
The Company continuously strives to fulfill its purpose; to make financial protection accessible to all. The Company’s global team of approximately 3,500 employees consistently develop innovative solutions for its clients, deliver long-term returns for its investors, and create a meaningful impact in the communities where its employees live and work. Driving the Company’s success is a shared commitment to pursue work that matters, to serve an industry with a strong social mission, and to create sustainable long-term value for all its stakeholders.
The Company’s purpose has been especially evident while it protects the financial security of individuals and families affected by COVID-19. Hundreds of millions of people worldwide rely on the financial protection that insurance companies provide in times of uncertainty, and the Company remains committed to helping its clients fulfill its industry’s noble purpose.
Effects of COVID-19 on the Company’s Workforce
The majority of the Company’s global employees continue to be remote workers, making remote work the norm throughout 2021. While where employees work has changed, the Company’s employees continue to be committed and highly productive, remaining connected and engaged.
Throughout 2021, the Company maintained its focus on the physical and mental wellbeing of its employees. The Company continued to focus on a broad Care Strategy to ensure a sense of community and enhance collaboration among the Company’s global teams while working remotely and social distancing. The Company’s Care Strategy addressed diverse topics;

from physical and mental health and wellness (professionally and personally), to working effectively in a virtual world, to managing dispersed teams and finding the right work/life balance.
The Company’s Culture
The Company’s people, the way they work and the culture they cultivate are all key differentiators. The Company’s employees describe RGA as a collaborative, results-driven, customer-centric, and an ethical organization.
Work at the Company is undertaken in an environment of high collaboration, which encourages innovation and entrepreneurship and demands the highest integrity. The Company’s practice of combining technical expertise with curiosity and creativity, in partnership with its clients, defines the way it works internally and externally.
From the beginning, the Company was built on trust. Nearly 50 years later, trusted relationships – starting with its employees and extending to its clients, partners, and investors – remain the foundation of its success. In 2021, RGA’s company-wide engagement survey demonstrated its employees’ trust in what it does. Trust throughout the global workforce at the Company rated in the 90th percentile among the hundreds of other companies participating in the survey, which was conducted by a globally recognized workforce consulting firm. The Company honors its commitments to its employees, who in turn enable the Company to fulfill its commitments to its clients, shareholders, and society.
The Company’s engagement score was equal when comparing genders globally. The overall engagement score for U.S. employees in under-represented groups was a one percentage point better than the overall U.S. average. Results from the global engagement survey, together with the Company’s retention rates, highlight the commitment of the Company’s Board of Directors and executive leadership team to its employees and its employees’ commitment to the Company.
Talent Attraction, Retention and Development
As a global reinsurer, the Company’s continued growth and vitality is built on attracting, selecting, developing and retaining exceptional talent in order to execute its strategy and to continue producing innovative solutions for its clients. The Company’s focus on employee retention has resulted in a three-year average annual voluntary attrition rate of 6.8% globally.
The Company’s hybrid approach to flexible work arrangements (“WorkWise”), prioritizes meeting business requirements while accommodating personal work styles in how, when, and where its employees work. Living RGA’s purpose and fulfilling its commitments to partners, employees and employee’s communities is its priority. WorkWise strengthens the Company’s ability to attract and retain individuals to the organization. The many ways that the Company’s teams connect, whether remote, hybrid, or in-person, reflect its culture and commitment to growth and innovation.

The Company invests significant resources to create and sustain a learning environment, ensuring its employees at all levels continue to develop professionally throughout their career with the Company. While technical expertise is critical, the Company also focuses on the development of highly effective interpersonal and leadership skills.
Compensation and Benefits and Pay Equity
The Company is committed to fostering a company culture that is inclusive, collaborative, and socially responsible. The Company is strengthened by its diverse workforce and recognizes that its employees are its greatest asset.
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
The Company’s benefit programs are an integral part of its employees’ total reward package. Benefits are aligned with local market practices and include healthcare, retirement and savings, education assistance, flexible work programs, employee assistance programs, wellness programs, and parental leave programs, amongst others.
The Company has long been committed to ensuring equal pay for equal work. The Company-wide pay equity study, conducted by a third-party consultant, considered the average pay of females to males in comparable roles. The study analyzed the pay practices of all U.S. and non-U.S. employees in countries with more than 50 employees, representing approximately 90% of RGA’s employees worldwide. Each year the results vary slightly due to changes in the employee population. Results dropped slightly this year with women paid 99.4% of what men are paid for comparable jobs. In addition, in the U.S., when using the same methodology of comparable roles, the average non-Caucasian to Caucasian pay ratio was 100.0%.
The Company is committed to gender and racial pay equity and will continue to review pay equity annually, and take action as required, to ensure its compensation programs remain aligned with its commitment to diversity, equity, and inclusion. Ensuring the Company’s compensation practices are equitable is imperative to maintain the Company’s culture and to ensure fair treatment of its employees.

Corporate Social Responsibility, Diversity, Equity and Inclusion
The Company believes that creating long-term value for its stakeholders implicitly requires enacting and executing sustainable business practices and strategies that, while delivering competitive returns, also take into account environmental, social and governance ("ESG") issues. The Company strives to govern itself in a sustainable manner that recognizes the need for strong governance, effective management systems and robust controls alongside its long-term operational goals and strategies. The Company understands that it has a responsibility to monitor and control its ecological and societal impact and adopt responsible practices on ESG issues in addition to its obligations regarding corporate strategy, risks, opportunities, and performance.
The Company strives to cultivate an environment in which diverse backgrounds, experiences, and perspectives are welcomed and employees feel comfortable and encouraged to discuss diversity, equity, and inclusion topics. The Company’s diversity, equity, and inclusion initiatives are focused in four areas: (i) enabling an inclusive workplace; (ii) attracting, retaining and engaging a diverse workforce; (iii) fostering diverse partnerships in the communities where the Company operates; and (iv) ensuring accountability and responsibility throughout the Company. 100% of the Company’s global employees have undertaken Everyday (Unconscious) Bias training, and 82% of its senior leaders have completed the Company’s Inclusive Leadership course. The Company has integrated diversity, equity, and inclusion training into its leadership development offerings and expanded education offerings to include Mitigating Bias in Interviewing, Psychological Safety, and new manager training. The Company’s education and accountability initiatives are the foundation of its efforts to promote diversity, equity, and inclusion.
The Company’s Diversity, Equity and Inclusion Councils proactively leverage diverse teams around the world and serve as thought leaders for the Company to advance diversity, equity, and inclusion. They work to implement the Company’s diversity, equity, and inclusion strategy and policies and advise on the Company’s diversity, equity, and inclusion needs and the progress of these initiatives globally.

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
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides individual and group life and health reinsurance, including long term care, to domestic clients for a variety of products through yearly renewable term agreements, coinsurance, and modified coinsurance. This business has been accepted under many different rate scales, with rates often tailored to suit the underlying product and the needs of the ceding company. Premiums typically vary for smokers and non-smokers, males and females, and may include a preferred underwriting class discount. Reinsurance premiums are paid in accordance with the treaty, regardless of the premium mode for the underlying primary insurance. This business is made up of facultative and automatic treaty business.
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
Customer Base
The U.S. and Latin America operations market life reinsurance and financial solutions primarily to U.S. life insurance companies. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2021, the five largest clients generated approximately $1.7 billion or 24% of U.S. and Latin America operation’s gross premiums and other revenues. In addition, 50 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums from these clients represented approximately 68% of U.S.

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
Customer Base
Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2021, the five largest clients generated approximately $798 million or 59% of Canada operation’s gross premiums and other revenues. In addition, 11 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 35% of Canada operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Europe, Middle East and Africa Operations
The Europe, Middle East and Africa (“EMEA”) operations serve clients from subsidiaries, licensed branch offices and/or representative offices primarily located in the United Kingdom (UK), Continental Europe, the Middle East, and South Africa. EMEA’s office in the Middle East is located in the United Arab Emirates (“UAE”).
EMEA’s operations in the UK, Continental Europe, South Africa and the Middle East employ their own underwriting, actuarial, claims, pricing, accounting, marketing and administration staffs with additional support services provided by the Company’s staff in other geographical locations.

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
Financial Solutions
The Company’s EMEA Financial Solutions segment includes longevity, asset-intensive and financial reinsurance. Longevity reinsurance takes the form of closed block annuity reinsurance and longevity swap structures. Asset-intensive business for this segment consists of coinsurance of payout annuities. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength. Financial reinsurance transactions do not qualify as reinsurance under U.S. GAAP, due to the low risk nature of the transactions and are reported in accordance with deposit accounting guidelines.
Customer Base
In 2021, the five largest clients generated approximately $1.0 billion or 44% of EMEA operation’s gross premiums and other revenues. In addition, 20 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 37% of EMEA operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Asia Pacific Operations
The Asia Pacific operations serve clients from subsidiaries, licensed branch offices and/or representative offices throughout Asia and Australia.
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
Financial Solutions
The Asia Pacific Financial Solutions segment includes financial reinsurance, asset-intensive and certain disability, and life and health blocks that contain material investment risks. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength. Financial reinsurance transactions do not qualify as reinsurance under GAAP, due to the remote risk nature of the transactions and are reported in accordance with deposit accounting guidelines. Asset-intensive business for this segment primarily concentrates on the investment risk within underlying annuities and life insurance policies. Asset-intensive transactions are mostly structured to take on investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities.
Customer Base
In 2021, the five largest clients generated approximately $1.4 billion or 47% of Asia Pacific operation’s gross premiums and other revenues. In addition, 24 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 38% of Asia Pacific operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions and service business expenses. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries, such as RGAX and joint ventures that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. The Company has increased its investment and expenditures in this area in an effort to both support its clients and accelerate the development of new solutions and services to increase customer engagement within the life insurance industry and hence generate new future revenue streams.

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
    The ongoing COVID-19 pandemic has increased mortality rates in certain jurisdictions and populations. Additionally, the COVID-19 pandemic and the response thereto has caused significant disruption in the international and U.S. economies and financial markets and has severely impacted, and will likely continue to severely impact, global economic conditions, which may result in substantial volatility in the global financial markets, increased unemployment and operational challenges such as the temporary closures of businesses, sheltering-in-place directives and increased remote work protocols. Governments and central banks around the world have reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs and cutting interest rates and are considering taking similar additional actions, though it is unclear whether any of these actions will be successful in countering the economic disruption. These reactions have increased government liabilities and balance sheets, which has been partially responsible for inflation in the United States and other jurisdictions. As a result, the U.S. Federal Reserve and other central banks have raised, or are considering raising interest rates. Furthermore, it is unclear as to how governments and central banks will respond in the future given the potential economic stresses related and unrelated to the COVID-19 pandemic, including inflation, supply chain disruptions and other economic and political issues. Depending on the length of the pandemic, the availability, effectiveness and use of treatments and vaccines, and the extent and success of actions by governments and central banks, the adverse mortality rates and impact on the global economy may deepen, and our results of operations and financial condition in future quarters will continue to be adversely affected. The COVID-19 pandemic and the response thereto has adversely affected, and/or will likely adversely affect, us in the following areas:
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
    Capital, liquidity and collateral. The severe impact on global economic conditions caused by the COVID-19 pandemic and the response thereto has negatively impacted and in the future could negatively impact our financial condition, including possible constraints on our capital and liquidity, as well as an increased cost of capital and possible changes or downgrades to our credit ratings. The current disruptions, uncertainty and volatility in the capital and credit markets may limit our access to capital, and limit the availability of collateral, required to operate our business, most significantly our reinsurance operations. The availability of collateral and the related cost of such collateral affects the type and volume of business we reinsure and could increase our costs.
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
    Operations. We are taking precautions to protect the safety and well-being of our employees, service providers and clients. However, no assurance can be given that the steps being taken will be adequate or appropriate. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce, or the workforce of our service providers or clients, are unable to continue to work because of illness, government directives or otherwise. Having shifted to remote work arrangements, we may experience reductions in our operating effectiveness and face increased operational risk, including but not limited to cybersecurity attacks or data security incidents. In addition, we rely on the performance of others, including our insurance company clients, retrocessionaires and service providers, and their failure to perform in a satisfactory manner as a result of the COVID-19 pandemic and the response thereto could negatively affect our operations
    As a result of the above risks, COVID-19 and the response thereto could continue to materially and adversely impact our business, results of operation and financial condition. The extent to which COVID-19, and the related global economic crisis, will affect our businesses, results of operations and financial condition, and capital and liquidity over time, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, the availability, effectiveness and use of treatments and vaccines, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, and the effects on our clients, counterparties, employees and third-party service providers. Moreover, the effects of COVID-19 and the response thereto will heighten the other risks described below and in any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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
    We utilize assumptions, estimates and models to evaluate the potential impact on our business, results of operations and financial condition as a result of COVID-19 and the response thereto, including developing scenarios to evaluate our potential exposure to mortality claims, potential investment portfolio losses and other risks associated with our assets and liabilities. The scenarios and related analyses are subject to various assumptions, professional judgment, uncertainties and the inherent limitations of any statistical analysis, including the use and quality of historical internal and industry data. Consequently, actual losses may differ materially from what the scenarios may illustrate. This potential difference could be even greater for events with limited or unmodelled annual frequency, such as COVID-19 and the response thereto.
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
    The Company’s consolidated financial statements are prepared in conformity with GAAP.  If we are required to adopt revised accounting standards in the future, it may adversely affect our reported results of operations and financial condition. For a discussion of the impact of accounting pronouncements issued but not yet implemented, see “New Accounting Pronouncements” in Note 2 – “Significant Accounting Principles and Pronouncements” in the Notes to the Consolidated Financial Statements.  In August 2018, the Financial Accounting Standards Board issued guidance that will significantly change the accounting for long-duration insurance contracts. This guidance will become effective for the Company on January 1, 2023. We are still evaluating the impact this guidance will have on our consolidated financial statements, but it will likely have a material impact on our reported profitability, financial position and financial ratios. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and ongoing compliance.
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
    We operate in the United States and in many jurisdictions around the world. We are subject to the laws and insurance regulations of the United States. Additionally, a substantial portion of our operations occur outside of the U.S. These international businesses are subject to the insurance, tax and other laws and regulations in the countries in which they are organized and in which they operate. These laws and regulations may apply heightened scrutiny to non-domestic companies, which can adversely affect our operations, liquidity, profitability and regulatory capital. Foreign governments and regulatory bodies from time to time consider legislation and regulations that could subject us to new or different requirements and such changes could negatively impact our operations in the relevant jurisdictions. See “Item 1. Business – B. Corporate Structure – Regulation” for a summary of certain U.S. state and federal laws and foreign laws and regulations applicable to our business. Our failure to comply with these and other laws and regulations could subject us to penalties from governmental or self-regulatory authorities, costs associated with remedying any such failure or related claims, harm to our business relationships and reputation, or interrupt our operations, any of which could negatively impact our financial position and results of operations.
A downgrade in our ratings or in the ratings of our reinsurance subsidiaries could adversely affect our ability to compete.
    Our financial strength and credit ratings are important factors in our competitive position. Rating organizations periodically review the financial performance and condition of insurers, including our reinsurance subsidiaries. These ratings are based on an insurance company’s ability to pay its obligations and are not directed toward the protection of investors. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors relate to general economic conditions and circumstances outside the rated company’s control. The various rating agencies periodically review and evaluate our capital adequacy in accordance with their established guidelines and capital models. In order to maintain our existing ratings, we may commit from time to time to manage our capital at levels commensurate with such guidelines and models. If our capital levels are insufficient to fulfill any such commitments, we could be required to reduce our risk profile by, for example, retroceding some of our business or by raising additional capital by issuing debt, hybrid or equity securities. Additionally, rating agencies may make changes in their capital models and rating methodologies, which could increase the amount of capital required to support our ratings. In December 2021 S&P announced proposed changes to its rating methodologies. The proposed changes have not been finalized. Thus, the impact, if any, that these changes may have on our ratings is unknown. Any such actions could have a material adverse impact on our earnings and financial condition or materially dilute our shareholders’ equity ownership interests.
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
    Concerns over U.S. fiscal policy and the trajectory of the U.S. national debt could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt and disrupt economic activity in the U.S. and elsewhere. As a result, our access to, or cost of, liquidity may deteriorate. As a result of uncertainty regarding U.S. national debt, the market value of some of our investments may decrease, and our capital adequacy could be adversely affected. Political and economic uncertainties and weakness and disruption of the financial markets around the world, such as geopolitical upheaval (including trade disputes) and deteriorating economic and political relationships between countries, the solvency of certain European Union member states and of financial institutions that have significant direct or indirect exposure to debt issued by such countries, have led and may continue to lead to concerns over capital markets access. In addition, there are ongoing risks around the world related to interest rate fluctuations, slowing global growth, commodity prices and the devaluation of certain currencies. These events and continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues may decline in such circumstances and our profit margins may erode. In addition, upon prolonged market events, such as the global credit crisis, we could incur significant investment-related losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
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
    Certain of our principal investments are in fixed maturity securities, short-term investments, mortgage loans, policy loans, funds withheld at interest and other invested assets. The carrying value of such investments is described in “Investments” in Note 2 – “Significant Accounting Polices and Pronouncements” in the Notes to Consolidated Financial Statements. Investments not carried at fair value in our consolidated financial statements – principally, mortgage loans, policy loans, real estate joint ventures and other limited partnerships – may have fair values that are substantially higher or lower than the carrying value reflected in our consolidated financial statements. Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.
Phasing out of London Interbank Offered Rate (“LIBOR”) after 2023 may adversely affect the value of certain of our LIBOR-based assets and liabilities.
    On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rates (“LIBOR”) after December 31, 2021. Subsequently, on March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided or no longer be representative, with some being discontinued after December 31, 2021 and the remaining being discontinued after June 30, 2023. At this time, it is not possible to predict how markets will respond and the effect that the discontinuation of LIBOR and the implementation of new benchmark rates will have on new or existing financial instruments to which we have exposure. Interest rates on our LIBOR-based and other floating-rate assets and liabilities may be adversely affected. Further, any uncertainty regarding replacements for LIBOR as a benchmark interest rate could adversely affect the trading market for and value of LIBOR-based and other floating-rate securities, including certain of our assets and liabilities. We do not anticipate such changes to have a material impact on our cash flows, financial condition and result of operations.
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
Item 2.         PROPERTIES
The Company’s corporate headquarters is located at an owned site in Chesterfield, Missouri. In addition, the Company leases office space in 49 locations throughout the world. Most of the Company’s leases have terms of three to five years; while some leases have longer terms, none exceed 15 years.
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
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. On January 31, 2022, there were 22,278 stockholders of record of RGA’s common stock and 67 million shares outstanding.
Issuer Purchases of Equity Securities
    The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended December 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2021 – October 31, 2021	94	$118.99	—	$121,573,425
November 1, 2021 – November 30, 2021	447,059	$112.01	446,393	$71,573,495
December 1, 2021 – December 31, 2021	8,460	$106.67	—	$71,573,495

(1)RGA repurchased 0, 446,393, and 0 shares of common stock under its share repurchase program in October, November and December 2021, respectively  The Company net settled – issuing 422, 2,937 and 23,162 shares from treasury and repurchased from recipients 94, 666 and 8,460 shares in October, November and December 2021, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.

On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the three months ended December 31, 2021, the Company repurchased 446,393 shares of common stock under this program for $50 million, and as of December 31, 2021, approximately $72 million of RGA’s common stock may still be purchased under the 2019 share repurchase program.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. The pace of repurchase activity depends on various factors such as the level of available cash, the impact of the ongoing COVID-19 pandemic, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.

Comparison of 5-Year Cumulative Total Return
The graph below shows the performance of the Company’s common stock for the period beginning December 31, 2016, and ending December 31, 2021, assuming $100 was invested on December 31, 2016. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock and are not intended to forecast or be indicative of future performance of the common stock.

Comparison of 5-Year Cumulative Total Return
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
12/16
12/17
12/18
12/19
12/20
12/21
Reinsurance Group of America, Incorporated
S&P 500
S&P Life & Health Insurance

	Base Period	Cumulative Total Return
	12/16	12/17	12/18	12/19	12/20	12/21
Reinsurance Group of America, Incorporated	$100.00	$125.58	$114.63	$135.60	$98.90	$95.71
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P Life & Health Insurance	100.00	116.43	92.24	113.63	102.86	140.59

Item 6.         (RESERVED)

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
The effects of the COVID-19 pandemic and the response thereto on economic conditions, the financial markets and insurance risks, and the resulting effects on the Company’s financial results, liquidity, capital resources, financial metrics, investment portfolio and stock price, could cause actual results and events to differ materially from those expressed or implied by forward-looking statements. Additionally, numerous other important factors (whether related to, resulting from or exacerbated by the COVID-19 pandemic or otherwise) could also cause results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation: (1) adverse changes in mortality, morbidity, lapsation or claims experience, (2) inadequate risk analysis and underwriting, (3) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (4) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (5) the availability and cost of collateral necessary for regulatory reserves and capital, (6) requirements to post collateral or make payments due to declines in market value of assets subject to the Company’s collateral arrangements, (7) action by regulators who have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (8) the effect of the Company parent’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, (9) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (10) the impairment of other financial institutions and its effect on the Company’s business, (11) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (12) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities, that in turn could affect regulatory capital, (13) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (14) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (15) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (16) the stability of and actions by governments and economies in the markets in which the Company operates, including ongoing uncertainties regarding the amount of U.S. sovereign debt and the credit ratings thereof, (17) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (18) financial performance of the Company’s clients, (19) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (20) competitive factors and competitors’ responses to the Company’s initiatives, (21) development and introduction of new products and distribution opportunities, (22) execution of the Company’s entry into new markets, (23) integration of acquired blocks of business and entities, (24) interruption or failure of the Company’s telecommunication, information technology or other operational systems, or the Company’s failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data and intellectual property stored on such systems, (25) adverse litigation or arbitration results, (26) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (27) changes in laws, regulations, and accounting standards applicable to the Company or its business, and (28) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
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

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.5 trillion of life reinsurance in force and assets of $92.2 billion as of December 31, 2021. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
The Company’s underwriting expertise and industry knowledge allowed it to expand into international markets around the world including locations in Canada, the Asia Pacific region, Europe, the Middle East, Africa and Latin America. Based on the compilation of information from competitors’ annual reports, the Company believes it is the second-largest global life and health reinsurer in the world based on 2020 life and health reinsurance revenues. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of longevity risks, asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance. More recently, the Company has increased its investment and expenditures in client service and technology-oriented initiatives to both support its clients and generate new future revenue streams.
The Company’s traditional life reinsurance business, involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years or longer. To a lesser extent, the Company also reinsures certain health business typically reinsured for a shorter duration. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of the insured, and the exercise of recapture options by ceding companies. The Company’s financial solutions business, including significant asset-intensive and longevity risk transactions, allow its clients to take advantage of growth opportunities and manage their capital, longevity and investment risk.
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
Segment Presentation
The Company has geographic-based and business-based operational segments. Geographic-based operations are further segmented into traditional and financial solutions businesses. See “Business – Segments” in Item 1 for more information.
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

    The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2021		2020		2019
	Gross	Net	Gross	Net	Gross	Net

U.S. and Latin America:
Traditional	$6,716	$6,244	$6,423	$5,838	$6,320	$5,729
Financial Solutions	55	55	53	53	39	39
Total U.S. and Latin America	6,771	6,299	6,476	5,891	6,359	5,768

Canada:
Traditional	1,244	1,194	1,106	1,052	1,332	1,066
Financial Solutions	90	90	83	83	89	89
Total Canada	1,334	1,284	1,189	1,135	1,421	1,155

Europe, Middle East and Africa:
Traditional	1,770	1,738	1,579	1,555	1,494	1,442
Financial Solutions	552	350	430	252	366	218
Total Europe, Middle East and Africa	2,322	2,088	2,009	1,807	1,860	1,660

Asia Pacific:
Traditional	2,736	2,624	2,787	2,681	2,652	2,568
Financial Solutions	218	218	180	180	146	146
Total Asia Pacific	2,954	2,842	2,967	2,861	2,798	2,714

Corporate and Other	—	—	—	—	—	—
Total	$13,381	$12,513	$12,641	$11,694	$12,438	$11,297
    The following table sets forth selected information concerning assumed life reinsurance business in force and assumed new business volume by segment for the periods indicated. The terms “in force” and “new business” refer to insurance policy face amounts or net amounts at risk.
Reinsurance Business In Force and New Business by Segment
(in billions)

	As of December 31,
	2021		2020		2019
	In Force	New Business	In Force	New Business	In Force	New Business
U.S. and Latin America:
Traditional	$1,628.4	$130.5	$1,611.6	$114.9	$1,619.6	$115.8
Financial Solutions	5.3	—	5.3	—	5.1	3.2
Total U.S. and Latin America	1,633.7	130.5	1,616.9	114.9	1,624.7	119.0

Canada:
Traditional	472.6	48.8	445.2	40.8	417.1	40.4
Financial Solutions	—	—	—	—	—	—
Total Canada	472.6	48.8	445.2	40.8	417.1	40.4

Europe, Middle East and Africa:
Traditional	861.6	198.4	864.4	184.3	776.4	147.4
Financial Solutions	—	—	—	—	—	—
Total Europe, Middle East and Africa	861.6	198.4	864.4	184.3	776.4	147.4

Asia Pacific:
Traditional	497.4	34.2	553.7	49.6	662.0	69.7
Financial Solutions	1.7	0.2	0.5	—	—	—
Total Asia Pacific	499.1	34.4	554.2	49.6	662.0	69.7
Total	$3,467.0	$412.1	$3,480.7	$389.6	$3,480.2	$376.5

Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds, and recapture), changes in foreign currency exchange and any other changes in the amount of insurance in force. As a result of terminations, fluctuations in foreign exchange rates and other changes, assumed in force amounts at risk decreased by $425.8 billion, $389.1 billion and $225.5 billion in 2021, 2020 and 2019, respectively.
See “Results of Operations by Segment” below for further information about the Company’s segments.
Industry Trends
The Company believes life and health insurance companies will continue to partner with reinsurance companies to manage risk, achieve new growth, assist with capital efficiency, develop solutions across the value chain and to help navigate through changes in regulatory and accounting standards. The COVID-19 pandemic has highlighted the importance of insurance products in general and the value of reinsurance as a risk management tool. In addition, the Company believes reinsurers will continue to be an integral part of the life and health insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of mortality and morbidity experience data at their disposal compared to primary life insurance companies, reinsurers tend to have more comprehensive insights into mortality and morbidity trends, creating more efficient pricing for mortality and morbidity risk. The Company also believes the following trends in the life and health insurance industry will continue to create demand for both traditional reinsurance and financial solutions.
Cession Rates. The percentage of new life and health business being reinsured in North America has recently begun to increase following a period of decline, due to strong recurring production coupled with in-force opportunities and an aging population, which increases the need for living benefit morbidity products. Cession rates in the Company’s international markets are expected to continue increasing as middle-class growth and wealth creation drive additional insurance growth. The COVID-19 pandemic highlighted the insurance protection gap, and the strategic benefits of reinsurance, and thus may lead to increased cession rates as insurance companies address the gap.
Insured Populations. The aging population in North America and elsewhere, and the growth in the middle class in the Company’s international markets, are increasing demand for insurance products and for financial products among “baby boomers” who are concerned about protecting their peak income stream and are considering retirement and estate planning. This trend is likely to result in continuing demand for annuity products and life insurance policies, larger face amounts of life insurance policies and higher mortality and longevity risk taken by life insurers, all of which should fuel the need for insurers to seek reinsurance coverage. Additionally, in many countries, companies are increasingly interested in reducing their exposure to longevity risk related to employee retirement plans, resulting in a growing demand for pension risk transfer solutions.
Economic, Regulatory and Accounting Changes. The continued low interest rate environment puts pressure on new business opportunities for asset-intensive blocks; however, the Company believes that the demand for reinsuring these blocks of business will continue. In addition, regulatory, accounting, and economic changes across the globe are creating opportunities for reinsurance and innovative capital solutions to:
•manage risk-based capital by shifting mortality and other risks to reinsurers, thereby reducing amounts of reserves and capital the life and health insurance companies need to maintain;
•release capital to pursue new business initiatives;
•unlock the capital supporting, and value embedded in, non-core product lines; and
•exit certain lines of business.
Consolidation and Reorganization within the Life Reinsurance and Life Insurance Industry. There are fewer competitors in the traditional life reinsurance industry as a result of consolidations in the industry. As a consequence, the Company believes there will be business opportunities for the remaining life reinsurers, particularly those with a significant market presence and strong ratings. However, competition from new entrants for large in-force blocks, particularly for asset-intensive blocks, has increased in recent years. Additionally, merger and acquisition and other restructuring transactions within the life insurance industry will likely continue to occur, which the Company believes will increase the demand for reinsurance products to facilitate these transactions and manage risk.
The Company’s strategy is to continue to capitalize on industry trends by ensuring it is well positioned to meet its clients’ needs through the following initiatives:
Leading with Expertise and Innovation
•Combine product development, innovation, and new reinsurance structures to open or expand markets.
•Leverage underwriting, data, analytics, and digital expertise to grow markets.

•Deliver unique insights to gain competitive advantage and leverage thought leadership to drive growth.
Succeeding Together
•Broaden and deepen global, regional, and local client relationships to be the preferred reinsurance partner.
•Foster third-party partnerships to accelerate innovation, capabilities, and access to efficient capital.
•Strengthen leadership in industry organizations to actively promote and advance industry purpose.
Prioritizing Agility, Impact and Scale
•Prioritize high-growth, capability-driven opportunities that best fit risk appetites.
•Prioritize opportunities that recognize competitive differentiators and value proposition.
•Capitalize on operating model to increase local markets responsiveness and agility.
Building for Future Generations
•Pursue a balanced approach to in-force management, portfolio optimization, and new business generation.
•Foster an engaging and inclusive culture to attract and retain diverse, world-class talent.
•Behave as a responsible global citizen by taking action to address social and environmental issues.
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
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased insurance in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e., allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums.
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
    The Company tests the recoverability for each year of business at issue before establishing additional DAC. The Company also performs annual tests to establish that DAC remain recoverable at all times, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2021, 2020 and 2019.
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
The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect best estimates of future experience. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. As of December 31, 2021, the Company had $264 million of DAC related to asset-intensive products, within the U.S. and Latin America and Asia Pacific Financial Solutions segments. The following table reflects the possible change, as a percentage of current DAC related to asset-intensive products, that would occur in a given year if assumptions are changed as illustrated:

Quantitative Change in Significant Assumptions	One-Time Increase in DAC	One-Time Decrease in DAC

Estimated interest spread increasing (decreasing) 25 basis points from the current spread	6.96%	(8.94)%

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	3.17%	(2.94)%
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
The following table summarizes the DAC balances for the Traditional and Financial Solutions segments as of December 31, 2021:

(dollars in millions)	Traditional	Financial Solutions	Other	Total

U.S. and Latin America	$1,926	$190	$—	$2,116
Canada	192	—	—	192
Europe, Middle East and Africa	253	—	—	253
Asia Pacific	1,052	74	—	1,126
Corporate	—	—	3	3
Total	$3,423	$264	$3	$3,690
As of December 31, 2021, the Company estimates that all of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
Liabilities for Future Policy Benefits and Incurred but not Reported Claims
Liabilities for future policy benefits under long-duration life insurance policies (policy reserves) are computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions, including a provision for adverse deviation from expected claim levels. Liabilities for use policy claims and benefits for short-duration contracts are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. The Company primarily relies on its own valuation and administration systems to establish policy reserves. The policy reserves the Company establishes may differ from those established by the ceding companies due to the use of different mortality and other assumptions. However, the Company relies upon its ceding company clients to provide accurate data, including policy-level information, premiums and claims, which is the primary information used to establish reserves. The Company’s administration departments work directly with clients to help ensure information is submitted in accordance with the reinsurance contracts. Additionally, the Company performs periodic audits of the information provided by clients. The Company establishes reserves for processing backlogs with a goal of clearing all backlogs within a ninety-day period. The backlogs are usually due to data errors the Company discovers or computer file compatibility issues, since much of the data reported to the Company is in electronic format and is uploaded to its computer systems.
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
In addition, investments are subject to impairment reviews to identify when a decline in value necessitates the recording of an allowance for credit losses or an impairment for non-credit factors. Impairment losses for non-credit factors are recognized in AOCI whereas allowances for credit losses are recognized in investment related gains (losses), net. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of the policies regarding allowance for credit losses and impairments.
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
    See Note 9 – “Income Tax” for further discussion.
Consolidated Results of Operations
Impacts of the COVID-19 Pandemic
The COVID-19 global pandemic continues to cause increases in the Company’s claims costs, primarily relating to its mortality business. However, the Company cannot reliably predict the future impact of the pandemic on its business, results of operations and financial condition as the impact will largely depend on, among other factors, the impact of new variants of the virus, vaccination effectiveness and take-up rates, development and deployment of new antiviral therapeutics, country-specific circumstances, measures by public and private institutions, and COVID-19’s indirect impact on mortality and morbidity.
The ultimate amount and timing of claims the Company will experience as a result of the COVID-19 pandemic will depend on many variables and uncertainties. These variables and uncertainties include those discussed above, in addition to age, gender, comorbidities, other insured versus general population characteristics, geography-specific institutional and individual mitigating actions, medical capacity, and other factors. To date, general population COVID-19 deaths have been heavily concentrated in individuals aged 70 and older and with pre-existing comorbidities; however, more recently, many populations have seen an increase in younger age deaths, particularly in areas where healthcare facilities were unable to provide adequate care. The Company’s insured population has lower exposure to older ages than the general population and covers a generally healthier population due to underwriting and socioeconomic factors of those purchasing insurance. In addition, the Company’s longevity business may act as a modest offset to excess life insurance claims at older ages.
The Company’s COVID-19 projection and financial impact models continue to be updated and refined based on updated external data and the Company’s claim experience to date and are subject to the many variables and uncertainties noted above. The U.S. is the key driver of mortality claim costs followed by India, South Africa, the UK and Canada. For the year ended December 31, 2021, the Company estimates it has incurred approximately $1.4 billion of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $850 million of that amount being associated with the U.S. and Latin America Traditional segment. The Company has maintained the range of COVID-19 mortality claim cost estimates relative to the level of general population deaths for the U.S., the UK and Canada although short-term experience may be at the higher end of those ranges, reflecting mortality that is still driven in part by the Delta variant. The Company estimates that every additional 10,000 population deaths in the U.S., UK, or Canada as a result of COVID-19 would result in the following corresponding excess mortality claims of approximately
•$10 million to $20 million in the U.S.;
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
RGA’s operating subsidiaries continue to be well capitalized, and the Company continues to monitor its solvency position under multiple capital regimes on a regular basis while considering both its developing experience and economic conditions. In addition, the Company utilizes its internal capital model to assess its ability to meet its long-term obligations under a range of stress scenarios on a consolidated basis. This internal capital model is also used as the capital basis for the Company’s consolidated Own Risk and Solvency Assessment.
Results of Operations – 2021 compared to 2020
A discussion regarding our financial condition and results of operations for the year ended December 31, 2021, compared to the year ended December 31, 2020, is presented below. A discussion regarding our financial condition and results of operations for year ended December 31, 2020, compared to the year ended December 31, 2019, can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at www.rgare.com. Information provided on such websites does not constitute part of this Annual Report on Form 10-K.
The following table summarizes net income for the periods presented.

	For the years ended December 31,
	2021	2020	2021 vs 2020
Revenues	(Dollars in millions, except per share data)
Net premiums	$12,513	$11,694	$819
Investment income, net of related expenses	3,138	2,575	563
Investment related gains (losses), net	560	(33)	593
Other revenues	447	360	87
Total revenues	16,658	14,596	2,062
Benefits and expenses
Claims and other policy benefits	12,776	11,075	1,701
Interest credited	700	704	(4)
Policy acquisition costs and other insurance expenses	1,416	1,261	155
Other operating expenses	936	816	120
Interest expense	127	170	(43)
Collateral finance and securitization expense	12	17	(5)
Total benefits and expenses	15,967	14,043	1,924
Income before income taxes	691	553	138
Provision for income taxes	74	138	(64)
Net income	$617	$415	$202
Earnings per share
Basic earnings per share	$9.10	$6.35
Diluted earnings per share	9.04	6.31
The increase in income in 2021 was primarily the result of the following:
•$234 million, pre-tax, of capital gains included in other investment related gains (losses), net associated with portfolio repositioning.
•A one-time adjustment of $162 million, pre-tax, associated with prior periods that includes $92 million, pre-tax, to correct the accounting for equity method limited partnerships to reflect unrealized gains in investment income, net of related expenses that were previously included in accumulated other comprehensive income, and a $70 million, pre-tax, correction reflected in other investment related gains (losses), net to adjust the carrying value of certain limited partnerships from cost less impairments to a fair value approach, using the net asset value (“NAV”) per share or its equivalent.

•Changes in fair value of embedded derivatives, associated with modco/funds withheld treaties, increased investment related gains by $107 million in 2021, compared to a decrease of $62 million in 2020.
•As discussed in “Impacts of the COVID-19 Pandemic” above, the Company estimates it has incurred approximately $1.4 billion of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $850 million of the current year amount being associated with the U.S. and Latin America Traditional segment.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuation increased income before taxes by $13 million due to the strengthening of the Great British Pound, Canadian Dollar and South Africa Rand compared to the U.S. Dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums is primarily due to an increase in new business production, measured by the face amount of insurance in force, of $412.1 billion during 2021 compared to $389.6 billion during 2020. Consolidated assumed life insurance in force decreased to $3,467.0 billion as of December 31, 2021, from $3,480.7 billion as of December 31, 2020, due to lapses and mortality claims in the current year of $391.7 billion, primarily attributable to the COVID-19 pandemic and changes in foreign exchange, which decreased assumed life insurance in force by $34.1 billion.
Investment income, net of related expenses and investment related gains and losses
    The increase in investment income, net of related expenses is primarily attributable to an increase in the average invested asset base, and increase in investment yield and an increase in variable investment income associated with joint venture and limited partnership investments:
•The average invested assets at amortized cost, excluding spread related business, totaled $33.0 billion and $30.8 billion in 2021 and 2020, respectively.
•The average yield earned on investments, excluding spread related business, was 4.99% and 4.00% in 2021 and 2020, respectively.
•Excluding the previously mentioned correction recorded in the first quarter of 2021 of $92 million, variable investment income associated with joint venture and limited partnership investments was $341 million and $63 million in 2021 and 2020, respectively.
The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. Investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
The increase in investment related gains (losses), net is attributable to the following:
•During 2021, the Company repositioned select portfolios generating net realized gains of $234 million compared to $32 million of net realized gains in 2020.
•Changes in the fair value of embedded derivatives associated with modco/funds withheld treaties, increased and (decreased) investment related gains (losses) by $107 million and $(62) million in 2021 and 2020, respectively.
•During 2021, the Company recognized a gain of $17 million related to changes in allowance for credit losses and impairments on fixed maturity securities, mortgage loans, and limited partnerships compared to a loss of $77 million during 2020.
•Unrealized gains of $194 million, including the previously mentioned correction recorded in the first quarter of 2021 of $70 million, due to the change in fair value of certain cost method limited partnerships were recognized during 2021 compared to $24 million in 2020.
•See the Investment section within Management Discussion and Analysis, Note 4 – “Investments” and Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on the changes in allowance for credit losses, impairment losses and derivatives.
The effective tax rate on a consolidated basis was 10.6% and 24.9% for 2021 and 2020, respectively. The effective tax rate for 2021 was lower than the U.S. Statutory rate of 21.0% as result of the release of uncertain tax positions in the amount of $124 million due to the expiration of statute of limitations, partially offset by income earned in jurisdictions with tax rates higher than the U.S. See Note 9 – “Income Tax” in the Notes to Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate.
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

	Twelve months ended December 31,
	2021	2020	2021 vs 2020
Modco/Funds withheld:
Unrealized gains (losses)	$107	$(62)	$169
Deferred acquisition costs/retrocession	(36)	22	(58)
Net effect	71	(40)	111
EIAs:
Unrealized gains (losses)	45	(20)	65
Deferred acquisition costs/retrocession	(23)	8	(31)
Net effect	22	(12)	34
Guaranteed minimum benefit riders:
Unrealized gains (losses)	(7)	9	(16)
Related freestanding derivatives, net of deferred acquisition costs/retrocession	(47)	1	(48)
Net effect	(54)	10	(64)
Net effect after related freestanding derivatives	$39	$(42)	$81

Results of Operations by Segment
U.S. and Latin America Operations
    The U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in the reinsurance of individual mortality-risk, health and long-term care and to a lesser extent, group reinsurance. The Financial Solutions segment consists of Asset-Intensive and Capital Solutions. Asset-Intensive within the Financial Solutions segment includes coinsurance of annuities and corporate-owned life insurance policies and to a lesser extent, fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Capital Solutions within the Financial Solutions segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance and other transactions. Typically, capital solution transactions do not qualify as reinsurance under GAAP, due to the low-risk nature of the transactions, therefore only the related net fees are reflected in other revenues on the consolidated statements of income.
The following table summarizes income before income taxes for the Company’s U.S. and Latin America operations for the periods presented:

For the year ended December 31,	2021	2020	2021 vs 2020
(dollars in millions)
Revenues:
Net premiums	$6,299	$5,891	$408
Investment income, net of related expenses	2,019	1,713	306
Investment related gains (losses), net	78	(50)	128
Other revenues	294	226	68
Total revenues	8,690	7,780	910
Benefits and expenses:
Claims and other policy benefits	6,886	6,107	779
Interest credited	635	636	(1)
Policy acquisition costs and other insurance expenses	988	871	117
Other operating expenses	206	169	37
Total benefits and expenses	8,715	7,783	932
Loss before income taxes	$(25)	$(3)	$(22)
The increase in loss before income taxes in 2021 was the result of an increase in claims in the U.S. Traditional segment primarily attributable to COVID-19 related factors, partially offset by an increase in variable investment income and improved results in the Financial Solutions segment primarily due to increased investment related gains (losses), net in coinsurance portfolios, transaction fees and the net increase in fair value of the embedded derivatives.

Traditional Reinsurance

For the year ended December 31,	2021	2020	2021 vs 2020
(dollars in millions)
Revenues:
Net premiums	$6,244	$5,838	$406
Investment income, net of related expenses	930	714	216
Investment related gains (losses), net	6	(11)	17
Other revenues	18	19	(1)
Total revenues	7,198	6,560	638
Benefits and expenses:
Claims and other policy benefits	6,720	5,906	814
Interest credited	70	73	(3)
Policy acquisition costs and other insurance expenses	792	748	44
Other operating expenses	156	131	25
Total benefits and expenses	7,738	6,858	880
Loss before income taxes	$(540)	$(298)	$(242)
Key metrics:
Life insurance in force	$1,628.4 billion	$1,611.6 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	107.6%	101.2%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	12.7%	12.8%
Other operating expenses as a percentage of net premiums	2.5%	2.2%
The increase in loss before income taxes for the U.S. and Latin America Traditional segment was primarily due to unfavorable claims experience within the individual mortality line of business primarily attributable to COVID-19, which was partially offset by higher variable investment income.
Revenues
•The increase in net premiums was primarily due to organic growth as well as new sales. The segment added new life business production, measured by face amount of insurance in force, of $130.5 billion, and $114.9 billion during 2021 and 2020, respectively.
•The increase in net investment income was due to an increase in variable investment income associated with investments in real estate joint ventures and an increase in realized and unrealized gains associated with investments in limited partnerships and private equity funds.
Benefits and expenses
•The increase in the loss ratio for 2021 was primarily due to unfavorable claims experience in the individual mortality line of business, attributed primarily to the COVID-19 pandemic. While the cause of death is not yet available for all claims, the Company estimates that approximately $850 million of claims for the year ended December 31, 2021, were attributable to COVID-19 related factors.
•The increase in other operating expenses was primarily due to an increase in incentive-based compensation expense.

Financial Solutions

For the year ended December 31,	2021			2020			2021 vs 2020
	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
(dollars in millions)
Revenues:
Net premiums	$55	$—	$55	$53	$—	$53	$2	$—	$2
Investment income, net of related expenses	1,087	2	1,089	994	5	999	93	(3)	90
Investment related gains (losses), net	72	—	72	(39)	—	(39)	111	—	111
Other revenues	168	108	276	103	104	207	65	4	69
Total revenues	1,382	110	1,492	1,111	109	1,220	271	1	272
Benefits and expenses:
Claims and other policy benefits	166	—	166	201	—	201	(35)	—	(35)
Interest credited	565	—	565	563	—	563	2	—	2
Policy acquisition costs and other insurance expenses	192	4	196	118	5	123	74	(1)	73
Other operating expenses	37	13	50	28	10	38	9	3	12
Total benefits and expenses	960	17	977	910	15	925	50	2	52
Income before income taxes	$422	$93	$515	$201	$94	$295	$221	$(1)	$220
Asset-intensive
The increase in income before income taxes for the U.S. and Latin America Financial Solutions’ Asset-intensive segment was primarily due to higher investment related gains (losses), net primarily due to an increase in the fair value of embedded derivatives reflected in investment related gains (losses), net.
The invested asset base supporting this segment increased to $24.1 billion as of December 31, 2021, from $23.5 billion as of December 31, 2020.
•The increase in the asset base was primarily due to an increase in fixed annuity account values due to new transactions.
•As of December 31, 2021 and 2020, $4.7 billion and $3.2 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% is associated with two clients.
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

For the year ended December 31,	2021	2020	2021 vs 2020
(dollars in millions)
Revenues:
Total revenues	$1,382	$1,111	$271
Less:
Embedded derivatives – modco/funds withheld treaties	101	(51)	152
Guaranteed minimum benefit riders and related free standing derivatives	(78)	47	(125)
Revenues before certain derivatives	1,359	1,115	244
Benefits and expenses:
Total benefits and expenses	960	910	50
Less:
Embedded derivatives – modco/funds withheld treaties	36	(22)	58
Guaranteed minimum benefit riders and related free standing derivatives	(24)	37	(61)
Equity-indexed annuities	(22)	12	(34)
Benefits and expenses before certain derivatives	970	883	87
Income (loss) before income taxes:
Income before income taxes	422	201	221
Less:
Embedded derivatives – modco/funds withheld treaties	65	(29)	94
Guaranteed minimum benefit riders and related free standing derivatives	(54)	10	(64)
Equity-indexed annuities	22	(12)	34
Income before income taxes and certain derivatives	$389	$232	$157
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the years ended December 31, 2021 and 2020.
    The change in fair value of the embedded derivatives – modco/funds withheld treaties increased income before income taxes by $65 million in 2021. The increase in 2021 was primarily the result of tightening credit spreads.
Guaranteed Minimum Benefit Riders – Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of the embedded derivatives on guaranteed minimum benefits are net of an increase (decrease) in investment related gains (losses), net of $(41) million and $77 million for 2021 and 2020, respectively, associated with the Company’s utilization of a credit valuation adjustment.
    The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $54 million in 2021. The decrease in income for 2021 is primarily due to a decrease in the credit valuation adjustment, which has the impact of increasing the fair value of the guaranteed minimum benefit liability, net of related impact on deferred acquisition expenses and the annual update of best estimate actuarial assumptions for future mortality improvement.
    Equity-Indexed Annuities – Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased income before income taxes by $22 million in 2021, primarily due to an increase in risk free interest rates which has the impact of lowering the fair value of the liability.
The changes in derivatives discussed above are considered unrealized by management and do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including benchmark rates and credit spreads), credit valuation adjustments, implied volatility and equity market performance, all of which are factors in the calculation of fair value. Therefore, management believes it is helpful to distinguish between the effects of changes in these derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income (included in other revenues) and interest credited.

Discussion and analysis before certain derivatives
•Income before income taxes and certain derivatives increased by $157 million in 2021, which was primarily due to contributions from new transactions, favorable policyholder experience and higher investment related gains (losses), net in coinsurance and funds withheld portfolios.
•Revenue before certain derivatives increased by $244 million in 2021, primarily due to the revenue associated with transactions executed during the year, increases in fair value of equity options associated with the reinsurance of EIAs and higher investment related gains (losses), net in coinsurance portfolios. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
•Benefits and expenses before certain derivatives increased by $87 million in 2021, primarily resulting from an increase in interest credited associated with the reinsurance of EIAs due to equity market performance and benefits associated with transactions executed during the year, partially offset by the expected run-off from closed block transactions. The effect on interest credited related to equity options is substantially offset by a corresponding increase in investment income.
Capital Solutions
Income before income taxes for the U.S. and Latin America Capital Solutions’ business decreased $1 million for the year ended December 31, 2021. The decrease was primarily due to the termination of certain transactions, partially offset by growth from new transactions and organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore can fluctuate from period to period.
•At December 31, 2021 and 2020, the amount of business assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $22.7 billion and $19.9 billion, respectively.
Canada Operations
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

For the year ended December 31,	2021	2020	2021 vs 2020
(dollars in millions)
Revenues:
Net premiums	$1,284	$1,135	$149
Investment income, net of related expenses	248	208	40
Investment related gains (losses), net	3	—	3
Other revenues	14	9	5
Total revenues	1,549	1,352	197
Benefits and expenses:
Claims and other policy benefits	1,175	977	198
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	190	181	9
Other operating expenses	41	39	2
Total benefits and expenses	1,406	1,197	209
Income before income taxes	$143	$155	$(12)
•The decrease in income before income taxes in 2021 is primarily due to unfavorable individual life mortality experience compared to 2020 attributed primarily to the COVID-19 pandemic, partially offset by increased investment income.
•While foreign currency fluctuations can result in variances in the financial statement line items, fluctuation in the Canadian dollar did not result in a material change in income before income taxes in 2021. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

For the year ended December 31,	2021	2020	2021 vs 2020
(dollars in millions)
Revenues:
Net premiums	$1,194	$1,052	$142
Investment income, net of related expenses	248	207	41
Investment related gains (losses), net	3	—	3
Other revenues	3	1	2
Total revenues	1,448	1,260	188
Benefits and expenses:
Claims and other policy benefits	1,096	909	187
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	187	180	7
Other operating expenses	37	37	—
Total benefits and expenses	1,320	1,126	194
Income before income taxes	$128	$134	$(6)
Key metrics:
Life insurance in force	$472.6 billion	$445.3 billion
Loss ratios	91.8%	86.4%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	15.7%	17.1%
Other operating expenses as a percentage of net premiums	3.1%	3.5%
The decrease in income before income taxes in 2021 is primarily due to unfavorable individual life mortality experience compared to 2020 and the impact of COVID-19 related claims.
Revenues
•The increase in net premiums was primarily due to a new transaction completed in the second half of the year for group business and an increase in business volume under existing treaties.
•The segment added new life business production, measured by face amount of insurance in force, of $48.8 billion and $40.8 billion during 2021 and 2020, respectively.
•The increase in net investment income was primarily due to increased variable investment income and an increase in the invested asset base due to growth in the underlying business volume partially offset by a decline in interest rates.
Benefits and expenses
•The increase in the loss ratio for 2021 was primarily due to unfavorable claims experience in the individual mortality line of business, attributed primarily to the COVID-19 pandemic. In addition, while the cause of death is not yet available for all claims, the Company estimates that approximately $60 million of claims for the year ended December 31, 2021, were attributable to COVID-19 related factors.

Financial Solutions

For the year ended December 31,	2021	2020	2021 vs 2020
(dollars in millions)
Revenues:
Net premiums	$90	$83	$7
Investment income, net of related expenses	—	1	(1)
Investment related gains (losses), net	—	—	—
Other revenues	11	8	3
Total revenues	101	92	9
Benefits and expenses:
Claims and other policy benefits	79	68	11
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	3	1	2
Other operating expenses	4	2	2
Total benefits and expenses	86	71	15
Income before income taxes	$15	$21	$(6)
The decrease in income before income taxes in 2021 was primarily a result of less favorable mortality experience on longevity business in 2021 as compared to 2020.
Europe, Middle East and Africa Operations
    The Europe, Middle East and Africa (“EMEA”) operations consists of two major segments: Traditional and Financial Solutions. The Traditional segment primarily provides reinsurance through yearly renewable term and coinsurance agreements on a variety of life, health and critical illness products. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. The Financial Solutions segment consists of reinsurance and other transactions associated with longevity closed blocks, payout annuities, capital management solutions and financial reinsurance.

For the year ended December 31,	2021	2020	2021 vs 2020
(dollars in millions)
Revenues:
Net premiums	$2,088	$1,807	$281
Investment income, net of related expenses	293	265	28
Investment related gains (losses), net	49	15	34
Other revenues	13	17	(4)
Total revenues	2,443	2,104	339
Benefits and expenses:
Claims and other policy benefits	2,083	1,541	542
Interest credited	4	11	(7)
Policy acquisition costs and other insurance expenses	135	123	12
Other operating expenses	157	144	13
Total benefits and expenses	2,379	1,819	560
Income before income taxes	$64	$285	$(221)
•The decrease in income before income taxes in 2021 was primarily due to unfavorable mortality experience attributed primarily to COVID-19. The unfavorable mortality experience was partially offset by increases in net premiums, investment income and investment related gains.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $2 million decrease in income before income taxes in 2021. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

For the year ended December 31,	2021	2020	2021 vs 2020
(dollars in millions)
Revenues:
Net premiums	$1,738	$1,555	$183
Investment income, net of related expenses	88	72	16
Investment related gains (losses), net	—	—	—
Other revenues	1	6	(5)
Total revenues	1,827	1,633	194
Benefits and expenses:
Claims and other policy benefits	1,829	1,389	440
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	125	119	6
Other operating expenses	112	98	14
Total benefits and expenses	2,066	1,606	460
Income (loss) before income taxes	$(239)	$27	$(266)
Key metrics:
Life insurance in force	$861.6 billion	$864.3 billion
Loss ratios	105.2%	89.3%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	7.2%	7.7%
Other operating expenses as a percentage of net premiums	6.4%	6.3%
The decrease in income before income taxes in 2021 is primarily due to less favorable individual life mortality experience, as well as poor morbidity experience, driven in part by COVID-19 related claims. The decrease in income was partially offset by an increase in net premiums.
Revenues
•The increase in net premiums was primarily due to an increase in business volume from new and existing treaties.
•The segment added new life business production, measured by face amount of insurance in force, of $198.4 billion and $184.3 billion during 2021 and 2020, respectively.
Benefits and expenses
•The increase in the loss ratio was due to unfavorable mortality experience, primarily attributable to COVID-19. While the cause of death is not available for all claims, the Company estimates that approximately $265 million of claims, were attributable to COVID-19 related factors, of which approximately $150 million were incurred in South Africa and $105 million were incurred in the UK.
•The increase in other operating expenses was primarily due to an increase in incentive compensation expenses.
Financial Solutions

For the year ended December 31,	2021	2020	2021 vs 2020
(dollars in millions)
Revenues:
Net premiums	$350	$252	$98
Investment income, net of related expenses	205	193	12
Investment related gains (losses), net	49	15	34
Other revenues	12	11	1
Total revenues	616	471	145
Benefits and expenses:
Claims and other policy benefits	254	152	102
Interest credited	4	11	(7)
Policy acquisition costs and other insurance expenses	10	4	6
Other operating expenses	45	46	(1)
Total benefits and expenses	313	213	100
Income before income taxes	$303	$258	$45
The increase in income before income taxes is primarily due to an increase in new business activity and an increase in investment related gains on investments supporting annuity business.

Revenues
•The increase in net premiums was primarily due to an increase in new business volumes of closed longevity business.
•The increase in investment related gains (losses), net was primarily due to fluctuations in the fair market value of CPI swap derivatives due to changes in future inflation expectations and higher investment related gains on fixed-income securities, respectively.
Benefits and expenses
•The increase in claims and other policy benefits was the result of increased volumes of closed longevity block business.
Asia Pacific Operations
    The Asia Pacific operations include business generated by its offices throughout Asia and Australia. The Traditional segment’s principal types of reinsurance include individual and group life and health, critical illness, disability and superannuation. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks, and in some markets, group risks. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, typically offer life and disability insurance coverage. The Financial Solutions segment includes financial reinsurance, asset-intensive and certain disability and life blocks.

For the year ended December 31,	2021	2020	2021 vs 2020
(dollars in millions)
Revenues:
Net premiums	$2,842	$2,861	$(19)
Investment income, net of related expenses	274	192	82
Investment related gains (losses), net	18	13	5
Other revenues	61	49	12
Total revenues	3,195	3,115	80
Benefits and expenses:
Claims and other policy benefits	2,632	2,450	182
Interest credited	57	49	8
Policy acquisition costs and other insurance expenses	215	198	17
Other operating expenses	203	185	18
Total benefits and expenses	3,107	2,882	225
Income before income taxes	$88	$233	$(145)
•The decrease in income before income taxes as compared to the same period in 2020 was due to unfavorable claims experience in Asia compared to the prior period, partially offset by continued growth of Financial Solutions Reinsurance in Asia and increases in investment income, net and investment related gains.
•Foreign currency fluctuations can result in variances in the financial statement line items, foreign currency fluctuations resulted in a $3 million decrease in income before income taxes in 2021. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

For the year ended December 31,	2021	2020	2021 vs 2020
(dollars in millions)
Revenues:
Net premiums	$2,624	$2,681	$(57)
Investment income, net of related expenses	136	107	29
Investment related gains (losses), net	(1)	3	(4)
Other revenues	19	15	4
Total revenues	2,778	2,806	(28)
Benefits and expenses:
Claims and other policy benefits	2,445	2,293	152
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	159	167	(8)
Other operating expenses	184	172	12
Total benefits and expenses	2,788	2,632	156
Income before income taxes	$(10)	$174	$(184)
Key metrics:
Life insurance in force	$497.4 billion	$553.7 billion
Loss ratios	93.2%	85.5%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	6.1%	6.2%
Other operating expenses as a percentage of net premiums	7.0%	6.4%
The decrease in income before income taxes is primarily the result of net unfavorable claims experience across the segment, primarily attributable to COVID-19 related claims in India, and a decrease in net premiums in Australia.
Revenues
•The decrease in net premiums was primarily due to new business growth in Asia, partially offset by premium reductions in Australia group business as a result of the non-renewal of two large group treaties effective June 30, 2020.
•The segment added new life business production, measured by face amount of insurance in force, of $34.2 billion and $49.6 billion during 2021 and 2020, respectively, due to new business production and in force transactions.
Benefits and expenses
•The increase in the loss ratio for 2021 was primarily due to unfavorable claims experience in Asia, primarily in India. While the cause of death is not yet available for all claims, the Company estimates that approximately $240 million of claims, of which $220 million were incurred in India, for the year ended December 31, 2021, were attributable to COVID-19 related factors.

Financial Solutions

For the year ended December 31,	2021	2020	2021 vs 2020
(dollars in millions)
Revenues:
Net premiums	$218	$180	$38
Investment income, net of related expenses	138	85	53
Investment related gains (losses), net	19	10	9
Other revenues	42	34	8
Total revenues	417	309	108
Benefits and expenses:
Claims and other policy benefits	187	157	30
Interest credited	57	49	8
Policy acquisition costs and other insurance expenses	56	31	25
Other operating expenses	19	13	6
Total benefits and expenses	319	250	69
Income before income taxes	$98	$59	$39

The increase in income before income taxes is primarily due to the contributions from asset-intensive transactions executed during 2021, in addition to organic growth, in Asia. The invested asset base supporting asset-intensive transactions increased to $8.6 billion as of December 31, 2021, from $4.4 billion as of December 31, 2020, primarily as a result of asset-intensive transactions executed during the year.
Revenues
•The increase in net premiums is primarily due to contributions from new single premium asset-intensive transactions.
•The increase in net investment income is due to the growth in the invested asset base supporting asset-intensive transactions in Asia.
Benefits and expenses
•The increase in claims and other policy benefits and policy acquisition costs is the result of increased production from single premium asset-intensive transactions.

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

For the year ended December 31,	2021	2020	2021 vs 2020
(dollars in millions)
Revenues:
Net premiums	$—	$—	$—
Investment income, net of related expenses	304	197	107
Investment related gains (losses), net	412	(11)	423
Other revenues	65	59	6
Total revenues	781	245	536
Benefits and expenses:
Claims and other policy benefits	—	—	—
Interest credited	4	8	(4)
Policy acquisition costs and other insurance income	(112)	(112)	—
Other operating expenses	329	279	50
Interest expense	127	170	(43)
Collateral finance and securitization expense	12	17	(5)
Total benefits and expenses	360	362	(2)
Income/(loss) before income taxes	$421	$(117)	$538
The increase in income before income taxes in 2021 is primarily due to an increase in total revenues and a decrease in interest expense, offset by increases in other operating expenses.
•The increase in net investment income is primarily due to higher variable investment income associated with investments in limited partnerships generated from unrealized gains in the underlying investments. The increase includes a reclassification recorded in the first quarter of approximately $92 million of pre-tax unrealized gains on certain limited partnerships, for which the Company uses the equity method of accounting, from AOCI to net investment income that should have been recognized in net investment income in the same prior periods they were reported as earnings by the investees.
•The increase in investment related gains (losses), net includes changes in the carrying value of investments in limited partnerships considered to be investment companies of $169 million of which $70 million relates to a prior period adjustment recorded in the first quarter of 2021 to adjust the carrying value from cost less impairments to fair value, using NAV per share or its equivalent. The remaining increase is attributable to an increase of $197 million of gains on sales of fixed maturity securities, a decrease in the allowance for credit losses on mortgage loans as a result of assumption updates due to the improving view of the impact of the COVID-19 pandemic, and changes in the fair value of derivatives.
•The increase in other operating expenses is primarily due to higher incentive-based compensation expense.
•The decrease in interest expense is due to the reversal of approximately $32 million of accrued interest associated with the recognition of uncertain tax positions due to the expiration of the statute of limitations.

Liquidity and Capital Resources
Overview
    The Company believes that cash flows from the source of funds available to it will provide sufficient cash flows for the next twelve months to satisfy the current liquidity requirements of the Company under various scenarios that include the potential risk of early recapture of reinsurance treaties, market events and higher than expected claims associated with COVID-19. The Company is currently holding higher cash and cash equivalents levels in response to COVID-19. The Company performs periodic liquidity stress testing to ensure its asset portfolio includes sufficient high quality liquid assets that could be utilized to bolster its liquidity position under stress scenarios. These assets could be utilized as collateral for secured borrowing transactions with various third parties or by selling the securities in the open market if needed. The Company’s liquidity requirements have been and will continue to be funded through net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity needs, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These alternatives include the sale of invested assets subject to market conditions, borrowings under committed credit facilities, secured borrowings, and if necessary issuing long-term debt, preferred securities or common equity.
Current Market Environment
    The Company’s average investment yield, excluding spread related business, for 2021 was at 4.99%, 99 basis points above the comparable 2020 rate due to higher variable investment income. However, the current interest rate environment continues to put downward pressure on the Company’s investment yield. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Due to increases in risk free interest rates, gross unrealized gains on fixed maturity securities available-for-sale decreased from $7.4 billion at December 31, 2020, to $5.3 billion at December 31, 2021. Gross unrealized losses increased from $197 million at December 31, 2020 to $349 million at December 31, 2021.
    The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $5.3 billion remain well in excess of gross unrealized losses of $349 million as of December 31, 2021. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2021, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 12 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There were borrowings of $192 million and $153 million outstanding under the intercompany revolving credit facility as of December 31, 2021 and 2020, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiaries, RGA Americas and RGA International Division Sydney Office Pty Limited, provided loans to RGA Australian Holdings Pty Limited with a total outstanding balance of $44 million and $46 million as of December 31, 2021 and 2020, respectively.
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
Undistributed earnings of the Company’s foreign subsidiaries are generally targeted for reinvestment outside of the U.S. As of December 31, 2021, the amount of cash and cash equivalents and short-term investments held by the Company’s subsidiaries that are taxed in a foreign jurisdiction was $1,032 million. The Global Intangible Low-Taxed Income (“GILTI”) and Subpart F provisions of U.S. Tax Reform generally eliminate U.S. federal income tax deferral on earnings of foreign subsidiaries, while the dividend received deduction generally allows for tax-free repatriation of any untaxed earnings. Therefore, the Company does not expect to incur any material incremental U.S. federal income tax on repatriation of these earnings. Incremental foreign withholding taxes are not expected to be material.
RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, it has in recent years repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors. On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. As of December 31, 2021, approximately $72 million of RGA’s common stock may still be purchased under the 2019 share repurchase program.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. The pace of repurchase activity depends on various factors such as the level of available cash, the impact of the ongoing COVID-19 pandemic, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price. Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	2021	2020	2019
Dividends to shareholders	$194	$182	$163
Purchase of common stock (1)	96	153	80
Total amount paid to shareholders	$290	$335	$243

Number of common shares purchased (1)	852,037	1,074,413	546,614
Average price per share	$112.67	$142.05	$146.00
(1)Excludes shares utilized to execute and settle certain stock incentive awards.
RGA declared dividends totaling $2.86 per share in 2021. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.
See Note 13 – “Debt” and Note 17 – “Equity” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.
Statutory Dividend Limitations
    RCM, RGA Reinsurance and Chesterfield Re are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. Aurora National is subject to California statutory provisions that are identical to those imposed by Missouri regarding the ability of Aurora National to pay dividends to RGA Reinsurance. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. Chesterfield Re would pay dividends to its immediate parent Chesterfield Financial, which would in turn pay dividends to RCM. The MDCI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from its subsidiaries, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level.
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
    Dividend payments from non-U.S. operations are subject to similar restrictions established by local regulators. The non-U.S. regulatory regimes also commonly limit the dividend payments to the parent to a portion of the prior year’s statutory income, as determined by the local accounting principles. The regulators of the Company’s non-U.S. operations may also limit or prohibit profit repatriations or other transfers of funds to the U.S. if such transfers are deemed to be detrimental to the solvency or financial strength of the non-U.S. operations, or for other reasons. Most of the non-U.S. operating subsidiaries are second tier subsidiaries that are owned by various non-U.S. holding companies. The capital and rating considerations applicable to the first tier subsidiaries may also impact the dividends paid to RGA.
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
As of December 31, 2021 and 2020, the Company had $3.7 billion and $3.6 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2021 and 2020, the average interest rate on long-term debt outstanding was 4.42% and 4.54%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
On December 13, 2021, RGA Reinsurance issued 4.00% Surplus Notes due in 2051, with a face amount of $500 million. The net proceeds were approximately $494 million and will be used for general corporate purposes.
On June 9, 2020, the Company issued 3.15% Senior Notes due June 15, 2030, with a face amount of $600 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $593 million and were used in part to repay the Company’s $400 million 5.00% Senior Notes due in 2021, and the remainder was used for general corporate purposes. Capitalized issue costs were approximately $5 million.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its syndicated revolving credit facility that matures in August 2023. As of December 31, 2021, the Company had no cash borrowings outstanding and $21 million in issued, but undrawn, letters of credit under this facility.
    Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next twelve months.

Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At December 31, 2021, there were approximately $53 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2021, $1.4 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company. See Note 13 – “Debt” in the Notes to Consolidated Financial Statements for information regarding the Company’s letter of credit facilities.
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
The Company has issued both collateral finance and securitization notes. The consolidated balance sheets include outstanding notes of $180 million and $388 million as of December 31, 2021 and 2020, respectively. During 2021, the Company called and fully redeemed the notes issued by the Company’s subsidiary, Chesterfield Financial Holdings, LLC. See Note 14 – “Collateral Finance and Securitization Notes” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s collateral finance and securitization notes.
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
Assets in Trust
    The Company enters into reinsurance treaties in the ordinary course of business. In some cases, if the credit rating and/or defined statutory measures of the Company declines to certain levels, the reinsurance treaty would require the Company to post collateral or additional collateral to secure the Company’s obligations under such reinsurance treaty, obtain guarantees, permit the ceding company to recapture such reinsurance treaty, or some other negotiated remedy. As of December 31, 2021, neither the Company nor its subsidiaries have been required to post additional collateral or have had a reinsurance treaty recaptured as a result of a credit downgrade or a defined statutory measure decline.
    In addition, certain reinsurance treaties require the Company to place assets in trust at the time of closing to collateralize its obligations to the ceding company. Assets placed in trust continue to be owned by the Company, but their beneficial ownership and use are restricted based on the terms of the trust agreement. Securities with an amortized cost of $3.8 billion were held in trust for the benefit of the Company’s subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2021. Additionally, securities with an amortized cost of $28.7 billion as of December 31, 2021, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary to another subsidiary, post additional collateral or make payments under a given reinsurance treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a reinsurance treaty, or loss of license or other regulatory authorization of such subsidiary. If the Company was ever required to move reinsurance from one subsidiary to another subsidiary, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional collateral may need to be posted or additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Proceeds from the notes issued by Timberlake Financial and RGA’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2021, the Company held deposits in trust and in custody of $426 million for this purpose, which is not included in the figures in the paragraph above. A reserve account has been established to cover interest payments on notes issued by Timberlake Financial that are not available to satisfy the general obligations of the Company. At December 31, 2021, the Company held deposits in trust of $39 million for this purpose, which is not included in the figures in the paragraph above. See “Collateral Finance and Securitization Notes and Statutory Reserve Funding” above for additional information on the Timberlake Financial notes.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a syndicated revolving credit facility, under which the Company had availability of $829 million as of December 31, 2021. The Company also has $755 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) as of December 31, 2021. As of December 31, 2021, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its cash and cash equivalents along with its current sources of liquidity are adequate to meet its cash requirements for the next twelve months, despite the uncertainty associated with the pandemic.

Summary of Primary Sources and Uses of Liquidity and Capital
    The Company’s primary sources and uses of liquidity and capital are summarized as follows (dollars in millions):

	For the years ended December 31,
	2021	2020	2019
Sources:
Net cash provided by operating activities	$4,182	$3,322	$2,307
Proceeds from offering of common stock, net	—	481	—
Proceeds from long-term debt issuance	500	598	599
Exercise of stock options, net	—	1	6
Change in cash collateral for derivative positions and other arrangements	31	—	—
Change in deposit asset on reinsurance	91	—	—
Net deposits from investment-type policies and contracts	308	773	200
Effect of exchange rate changes on cash	—	63	11
Total sources	5,112	5,238	3,123

Uses:
Net cash used in investing activities	4,628	2,680	2,638
Dividends to stockholders	194	182	163
Repayment of collateral finance and securitization notes	208	214	91
Debt issuance costs	6	5	5
Principal payments of long-term debt	403	3	403
Purchases of treasury stock	99	163	101
Change in cash collateral for derivative positions and other arrangements	—	32	163
Effect of exchange rate changes on cash	34	—	—
Total uses	5,572	3,279	3,564
Net change in cash and cash equivalents	$(460)	$1,959	$(441)
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
Financing Cash Flows – The principal cash inflows from the Company’s financing activities come from issuances of debt and equity securities, and deposit funds associated with universal life and other investment type policies and contracts. The principal financing cash outflows are the repayments of debt and securitization notes, payments of dividends to stockholders, purchases of treasury stock, and withdrawals associated with universal life and other investment type policies and contracts. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.

Contractual Obligations
The following table summarizes the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Future policy benefits(1)	$19,079	$(89)	$(1,209)	$(1,069)	$21,446
Interest-sensitive contract liabilities(2)	43,388	3,453	5,953	5,202	28,780
Long-term debt, including interest	7,052	173	727	708	5,444
Collateral finance and securitization notes, including interest	185	52	61	8	64
Other policy claims and benefits	6,993	6,993	—	—	—
Operating leases	92	14	28	21	29
Limited partnership interests and joint ventures	1,031	1,031	—	—	—
Payables for collateral received under derivative transactions	149	149	—	—	—
Other investment related commitments	961	961	—	—	—
Total	$78,930	$12,737	$5,560	$4,870	$55,763
(1)Future policy benefits are primarily related to the Company’s reinsurance of life and health insurance products. The amounts presented in the table above represent the estimated benefit obligations as they become due, and also include estimated future premiums on policies in force, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. All estimated cash payments presented in the table above are undiscounted as to interest and gross of any reinsurance recoverable. The discounted liability amount of $35.8 billion included on the consolidated balance sheets exceeds the sum of the undiscounted estimated cash flows of $19.1 billion shown above. The difference is substantially due to net obligations including estimated future premiums exceeding estimated policy benefit payments and allowances due to the nature of certain reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Total payments may vary materially from prior years due to the assumption of new reinsurance treaties or as a result of changes in projections of future experience.
(2)Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. The amounts in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. All amounts presented above are undiscounted as to interest, and include assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $43.4 billion exceeds the liability amount of $26.4 billion included on the consolidated balance sheets, and the difference is primarily related to the lack of discounting and to liabilities related to accounting conventions, which are not contractually due and are therefore excluded.
Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $2.8 billion, for which the Company cannot reliably determine the timing of payment.
The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2021, the Company had a net unfunded balance of $152 million related to qualified and nonqualified pension and other postretirement liabilities. See Note 10 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other postretirement benefits.
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

The Company’s liquidity position (cash and cash equivalents and short-term investments) was $3.0 billion and $3.6 billion at December 31, 2021 and 2020, respectively. Given the uncertainty associated with the COVID-19 pandemic and the related volatility in the financial markets, the Company increased its liquidity position at the onset of the pandemic. Liquidity needs are determined from valuation analysis conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $70 million of FHLB common stock, which is included in other invested assets on the Company’s consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.4 billion and $1.9 billion at December 31, 2021 and 2020, respectively, which is included in interest sensitive contract liabilities on the Company’s consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
Investments
Management of Investments
The Company’s investment and derivative strategies involve matching the characteristics of its reinsurance products and other obligations. The Company seeks to closely approximate the interest rate sensitivity of the assets with estimated interest rate sensitivity of the reinsurance liabilities. The Company achieves its income objectives through strategic and tactical asset allocations applying security and derivative strategies within asset/liability and disciplined risk management frameworks. Derivative strategies are employed within the Company’s risk management framework to help manage duration, currency, and other risks in assets and/or liabilities and to replicate the credit characteristics of certain assets. For a discussion of the Company’s risk management process, see “Market and Credit Risk” in the “Enterprise Risk Management” section below.
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
Effects of COVID-19
Credit markets continued to recover during 2021 following the disruption in the global financial markets caused by the COVID-19 pandemic. The Company has exposure to some of the asset classes and industries most affected by the COVID-19 pandemic such as commercial mortgage loans, emerging market debt, energy, and airlines; however, the Company’s primary exposure in these asset classes is of high quality assets. The Company continues to monitor and evaluate the impact of the COVID-19 pandemic on its investment portfolio and is working closely with its borrowers to evaluate any short-term cash flow issues.

Portfolio Composition
The Company had total cash and invested assets of $81.5 billion and $75.8 billion as of December 31, 2021 and 2020, respectively, as illustrated below (dollars in millions):

	2021	% of Total	2020	% of Total
Fixed maturity securities, available-for-sale	$60,749	74.6%	$56,735	74.8%
Equity securities	151	0.2	132	0.2
Mortgage loans on real estate	6,283	7.7	5,787	7.6
Policy loans	1,234	1.5	1,258	1.7
Funds withheld at interest	6,954	8.5	5,432	7.2
Short-term investments	87	0.1	227	0.3
Other invested assets	3,070	3.8	2,829	3.7
Cash and cash equivalents	2,948	3.6	3,408	4.5
Total cash and invested assets	$81,476	100.0%	$75,808	100.0%
Investment Yield
The following table presents consolidated average invested assets, excluding spread related business, at amortized cost, net investment income, investment yield, variable investment income (“VII”), and investment yield excluding VII, which can vary significantly from period to period (dollars in millions) for the years ended December 31, 2021, 2020 and 2019. Spread related business is primarily associated with contracts on which the Company earns an interest rate spread between assets and liabilities. To varying degrees, fluctuations in the yield on other spread related business is generally subject to corresponding adjustments to the interest credited on the liabilities.

	2021	2020	2019	2021 vs 2020	2020 vs 2019
Average invested assets at amortized cost	$33,040	$30,787	$28,300	$2,253	$2,487
Net investment income	$1,648	$1,231	$1,291	$417	$(60)
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.99%	4.00%	4.56%	99 bps	(56) bps
VII (included in net investment income) [1]	$433	$63	$132	$370	$(69)
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	3.81%	3.93%	4.23%	(12) bps	(30) bps
(1)VII for 2021 includes an accounting correction of $92 million related to prior periods recorded in 2021. See “Investment Income and Investment Related Gains (Losses), Net – Accounting Correction” in Note – 4 “Investments” in the Notes to the Consolidated Financial Statements for additional information regarding the correction recorded in 2021.
Investment yield increased between 2020 and 2021 primarily due to increased variable income from limited partnerships and real estate joint ventures, which are included in other invested assets on the consolidated balance sheets, partially offset by decreased yield from the continued low interest rate environment. Investment yield decreased between 2019 and 2020 primarily due to the low interest rate environment combined with higher cash and cash equivalents balances held by the Company during the COVID-19 pandemic as well as decreased income from joint ventures and limited partnerships.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of December 31, 2021 and 2020.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). RMBS, ABS and CMBS are collectively “structured securities.” As of December 31, 2021 and 2020, approximately 94.0% of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The Company owns floating rate securities that represent approximately 5.3% and 5.6% of the total fixed maturity securities as of December 31, 2021 and 2020, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The

Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 62.8% and 63.9% of total fixed maturity securities as of December 31, 2021 and 2020, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of December 31, 2021 and 2020.
    As of December 31, 2021 and 2020, the Company’s investments in Canadian government securities represented 8.1% and 9.1%, respectively, of the fair value of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio as of December 31, 2021 and 2020 was as follows (dollars in millions):

		2021			2020
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$33,540	$36,725	60.5%	$29,770	$34,589	60.9%
2	BBB	18,684	20,379	33.5	16,440	18,751	33.1
3	BB	2,620	2,668	4.4	2,480	2,588	4.6
4	B	876	863	1.4	713	697	1.2
5	CCC and lower	96	79	0.1	131	102	0.2
6	In or near default	57	35	0.1	14	8	—
	Total	$55,873	$60,749	100.0%	$49,548	$56,735	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of December 31, 2021 and 2020 (dollars in millions):

	2021			2020
		Estimated Fair Value	% of Total		Estimated Fair Value	% of Total
	Amortized Cost			Amortized Cost
RMBS:
Agency	$551	$582	8.4%	$686	$744	11.0%
Non-agency	469	468	6.8	1,049	1,073	15.8
Total RMBS	1,020	1,050	15.2	1,735	1,817	26.8
ABS:
Collateralized loan obligations (“CLOs”)	1,761	1,752	25.4	1,707	1,689	24.9
ABS, excluding CLOs	2,263	2,253	32.6	1,392	1,403	20.7
Total ABS	4,024	4,005	58.0	3,099	3,092	45.6
CMBS	1,790	1,849	26.8	1,790	1,868	27.6
Total	$6,834	$6,904	100.0%	$6,624	$6,777	100.0%
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

    The Company’s ABS portfolio primarily consists of CLOs, aircraft, single-family rentals, lifetime mortgages, and container leasing. The principal risks in holding ABS are structural, credit, capital market and interest rate risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements that include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
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
    As of December 31, 2021 and 2020, the Company had $349 million and $197 million, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans on Real Estate
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements. Most of the mortgage loans in the Company’s portfolio range in size up to $30 million, with the average mortgage loan investment as of December 31, 2021, totaling approximately $9 million. For the year ended December 31, 2021, the Company decreased its allowance for credit losses on its commercial mortgage loan portfolio by approximately $29 million reflecting the impact of the updated outlook from the COVID-19 pandemic on the Company’s borrowers. The Company continues to monitor and evaluate the impact of the COVID-19 pandemic on its investment portfolio and is working closely with its borrowers to evaluate any short-term cash flow issues. See Note 4 – "Investments" in the Notes to Consolidated Financial Statements for information on mortgage loan term modifications resulting from the COVID-19 pandemic.
    As of December 31, 2021 and 2020, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	2021		2020
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,270	36.0%	$2,253	38.5%
South	2,135	33.7	2,040	34.8
Midwest	1,166	18.4	1,027	17.5
Northeast	419	6.6	277	4.7
Subtotal - U.S.	5,990	94.7	5,597	95.5
Canada	193	3.0	188	3.2
United Kingdom	144	2.3	76	1.3
Other	2	—	—	—
Total	$6,329	100.0%	$5,861	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” and “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.
Allowance for Credit Losses and Impairments
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” for additional information. The table below summarizes investment related (gains) losses, net, related to allowances for credit losses and impairments for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):

	2021	2020	2019

Change in allowance for credit losses and impairments on fixed maturity securities	$12	$21	$31
Other impairment losses and changes in provision	—	18	11
Change in mortgage loan allowance for credit losses	(29)	38	1
Total	$(17)	$77	$43
The change in allowance for credit losses and impairments on fixed maturity securities during 2021 and 2020 was primarily related to high-yield securities reflecting the continued impact of the COVID-19 pandemic. The impairments on fixed maturity securities for 2019 was primarily due to emerging market and high-yield debt exposures. The other impairment losses and changes in provision in 2020 were primarily due to impairments on limited partnerships. The other impairment losses and changes in provision in 2019 were primarily due to impairments on real estate joint ventures and limited partnerships. The decrease in mortgage loan allowance for credit losses occurring during 2021, was primarily due to the updated outlook from the COVID-19 pandemic. The increase in mortgage loan allowance for credit losses in 2020 was primarily due to the estimated impact from the COVID-19 pandemic.
    See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of December 31, 2021 and 2020.
As of December 31, 2021 and 2020, the Company classified approximately 8.5% and 5.9%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Borrowing, Lending and Repurchase Agreements” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase programs.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of December 31, 2021 and 2020. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
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

Based on data provided by ceding companies as of December 31, 2021 and 2020, funds withheld at interest totaled (dollars in millions):

	2021		2020
Underlying Security Type:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Segregated portfolios	$4,515	$4,843	$3,097	$3,481
Non-segregated portfolios	2,315	2,315	2,251	2,251
Embedded derivatives(1)	124	—	84	—
Total funds withheld at interest	$6,954	$7,158	$5,432	$5,732
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
Based on data provided by the ceding companies as of December 31, 2021 and 2020, segregated portfolios contained investments similar to those directly owned by the Company; primarily fixed maturity securities, as well as commercial mortgage loans and derivative securities. These assets pose risks similar to the investments the Company directly owns. Derivatives consist primarily of S&P 500 options that are used to hedge liabilities and interest credited for EIAs reinsured by the Company. The securities held within the segregated portfolios are primarily investment-grade, with an average rating of “A.” The average maturity for investments held within the segregated portfolios of funds withheld at interest is ten years or more. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms and the Company estimated the yields were approximately 6.34%, 5.40% and 5.59% for the years ended December 31, 2021, 2020 and 2019, respectively. Changes in these estimated yields are affected by changes in the fair value of equity options held in the funds withheld portfolio associated with EIAs. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding companies and monitors compliance.
Other Invested Assets
    Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts, fair value option (“FVO”) contractholder-directed unit-linked investments and FHLB common stock.  See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2021 and 2020.
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
See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of December 31, 2021 and 2020.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of December 31, 2021, the Company had credit exposure of $18 million.
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
The Company holds $758 million and $935 million of beneficial interest in lifetime mortgages in the UK, net of allowance for credit losses, as of December 31, 2021 and 2020, respectively. Investment income includes $52 million, $44 million and $34 million in interest income earned on lifetime mortgages for the years ended December 31, 2021, 2020 and 2019, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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
    In addition to leading the ERM function, the CRO also chairs the Company’s Risk Management Steering Committee (“RMSC”), which includes senior management executives, including the CEO, the Chief Financial Officer (“CFO”), and the Chief Investment Officer, among others. The RMSC provides oversight for the Insurance, Market and Credit, Capital, and Operational risk committees and retains direct risk oversight responsibilities for the following:
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
RGA’s ERM framework includes the following elements:
•Risk Culture: Risk management is an integral part of the Company’s culture and is embedded in RGA’s business processes in accordance with RGA’s risk philosophy. As the cornerstone of the ERM framework, a culture of prudent risk management reinforced by senior management plays a preeminent role in the effective management of risks assumed by RGA.
•Risk Appetite Statement: A general and high level overview of the risk profile RGA aims to achieve to meet its strategic objectives. This statement is then supported by more granular risk limits guiding the businesses to achieve this Risk Appetite Statement.

•Risk Limits: Risk Limits establish the maximum amount of defined risk that the Company is willing to assume to remain within the Company’s overall risk appetite. These risks have been identified by the management of the Company as relevant to manage the overall risk profile of the Company while allowing achievement of strategic objectives.
•Risk Assessment Process: RGA uses qualitative and quantitative methods to assess key risks through a portfolio approach, which analyzes established and emerging risks in conjunction with other risks.
•Business Specific Limits/Controls: These limits/controls provide additional safeguards against undesired risk exposures and are embedded in business processes. Examples include maximum retention limits, pricing and underwriting reviews, per issuer limits, concentration limits, and standard treaty language.
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
The global impact of the COVID-19 pandemic and the response thereto has had a material adverse effect on the Company’s earnings and continues to develop rapidly. While COVID-19 vaccines have been widely distributed in some countries, the Company’s future results may continue to be adversely impacted by COVID-19, with the extent influenced by the speed of vaccination, measures by public and private institutions, and timing and adoption of effective treatments, among other factors. The Company continues to actively assess the impacts of COVID-19 on its business and update and refine its COVID-19 projection and financial impact models to manage its insurance risk through the pandemic.
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
    The Company seeks to limit its exposure to loss on its assumed catastrophic excess of loss reinsurance agreements by ceding a portion of its exposure to multiple retrocessionaires through retrocession line slips or directly to retrocession markets. The Company’s policy is to retain a maximum of $30 million of catastrophic loss exposure per agreement and to retrocede up to $40 million additional loss exposures to the retrocession markets. The Company limits its exposure on a country-by-country (and state-by-state in the U.S.) basis by managing its total exposure to all catastrophic excess of loss agreements bound within a given country to established maximum aggregate exposures. The maximum exposures are established and managed both on gross amounts issued prior to including retrocession and for amounts net of exposures retroceded.
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
Interest Rate Risk. Interest Rate risk is the risk that changes in the level and volatility of nominal interest rates affect the profitability, value or solvency position of the Company. This includes credit spread changes and inflation but excludes credit quality deterioration. This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets, primarily fixed maturity securities, and also has certain interest-sensitive contract liabilities. A prolonged period where market yields are significantly below the book yields of the Company’s asset portfolio puts downward pressure on portfolio book yields. The Company has been proactive in its investment strategies, reinsurance structures and overall asset-liability management practices to reduce the risk of unfavorable consequences in this type of environment.
    The Company manages interest rate risk to optimize the return on the Company’s capital and to preserve the value created by its business operations within certain constraints. For example, certain management and monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net investment income. The Company manages its exposure to interest rates principally by managing the relative matching of the cash flows of its liabilities and assets.

The following table presents the account values, the weighted average interest-crediting rates and minimum guaranteed rate ranges for the contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2021 and 2020 (dollars in millions):

	Account Value		Current Weighted-Average Interest Crediting Rate		Minimum Guaranteed Rate Ranges
Interest Sensitive Contract Liability	2021	2020	2021	2020	2021	2020
Traditional individual fixed annuities	$15,094	$11,493	3.22%	3.16%	0.01 – 5.50%	0.01 – 5.50%
Equity-indexed annuities	3,117	3,398	2.10	2.76	0.10 – 3.00	0.10 – 3.00
Individual variable annuity contracts	116	120	2.98	2.99	1.50 – 3.00	1.50 – 3.00
Guaranteed investment contracts	1,406	1,886	0.76	1.44	0.31 – 3.32	0.34 – 3.48
Universal life – type policies	4,303	4,313	3.76	3.78	2.00 – 6.00	2.00 – 6.00
Funding agreement backed notes	500	—	2.00	—	2.00 – 2.00	NA
The following table presents the account values by each minimum guaranteed rate, rounded to the nearest percentage, by class of interest-sensitive product as of December 31, 2021 and 2020 (dollars in millions):

	Account Value as of December 31, 2021
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$2,109	$1,057	$4,384	$5,106	$2,419	$19	$15,094
Equity-indexed annuities	943	1,614	560	—	—	—	3,117
Individual variable annuity contracts	—	1	115	—	—	—	116
Guaranteed investment contracts	1,202	138	66	—	—	—	1,406
Universal life – type policies	—	736	318	3,185	53	11	4,303
Funding agreement backed notes	—	500	—	—	—	—	500

	Account Value as of December 31, 2020
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$1,424	$864	$4,733	$2,104	$2,348	$20	$11,493
Equity-indexed annuities	946	1,807	645	—	—	—	3,398
Individual variable annuity contracts	—	2	118	—	—	—	120
Guaranteed investment contracts	1,541	187	158	—	—	—	1,886
Universal life – type policies	—	724	317	3,204	58	10	4,313
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life insurance policies are at risk if interest rates decline and remain relatively low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels, which are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on the Company’s annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2021, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.01% to 6.00%, with an average guaranteed rate of approximately 3.05%. In 2020, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.01% to 6.00%, with an average guaranteed rate of approximately 2.94%.
Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $13 billion of account balances are not subject to surrender charges as of both December 31, 2021 and 2020, with substantially all of these already at their minimum guaranteed rates. As such, certain management and monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net investment income.
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
Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The

Company’s projected net decrease in fair value of financial instruments in the event of a 100 basis point increase in market interest rates at its fiscal years ended December 31, 2021 and 2020 was $1.4 billion and $0.9 billion, respectively.
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

Interest Rate Analysis of Estimated Fair Value of Fixed Maturity Securities
December 31, 2021:	-100 bps	-50 bps	–	+50 bps	+100 bps
Total estimated fair value	$66,926	$63,711	$60,749	$58,042	$55,588
% Change in estimated fair value from base	10.2%	4.9%	—%	(4.5)%	(8.5)%
$ Change in estimated fair value from base	$6,177	$2,962	$—	$(2,707)	$(5,161)

December 31, 2020:	-100 bps	-50 bps	–	+50 bps	+100 bps
Total estimated fair value	$62,286	$59,404	$56,735	$54,278	$52,033
% Change in estimated fair value from base	9.8%	4.7%	—%	(4.3)%	(8.3)%
$ Change in estimated fair value from base	$5,551	$2,669	$—	$(2,457)	$(4,702)
    Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the expected cash flows for floating rate assets and liabilities over a one year period following an instantaneous, parallel, hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows associated with floating rate instruments in the event of an instantaneous 100 basis point decrease in market interest rates for its fiscal years ended December 31, 2021 and 2020 was $34 million.
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
On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rates (“LIBOR”) after December 31, 2021. Subsequently, on March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided or no longer be representative, with some being discontinued after December 31, 2021, and the remaining being discontinued after June 30, 2023. Workstreams have been established in several markets to reform existing reference rates and provide a fall back rate upon discontinuation of LIBOR. The Alternative Rates Committee of the Federal Reserve Board proposed the Secured Overnight Financing Rate

(“SOFR”) as an alternative rate to replace U.S. Dollar LIBOR, and the European Central Bank recommended the Euro Short-term Rate (“ESTER”) as the new risk-free rate. Other jurisdictions are conducting similar exercises and have proposed potential replacement rates, as necessary. The Company is currently assessing the effects of the discontinuation of LIBOR on existing contracts by analyzing contractual fallback provisions, evaluating alternative rate ramifications, and assessing the effects on current hedging strategies.
Real Estate Risk. Real estate risk is the risk that changes in the level and volatility of real estate market valuations may impact the profitability, value or solvency position of the Company. The Company has investments in direct real estate equity and debt instruments collateralized by real estate (“real estate loans”). Real estate equity risks include significant reduction in valuations, which could be caused by downturns in the broad economy or in specific geographic regions or sectors. In addition, real estate loan risks include defaults, borrower or tenant bankruptcy and reduced liquidity. Real estate loan risks are partially mitigated by the excess of the value of the property over the loan principle, which provides a buffer should the value of the real estate decrease. The Company manages its real estate loan risk by diversifying by property type and geography and through exposure limits.
Equity Risk. Equity risk is the risk that changes in the level and volatility of equity market valuations affect the profitability, value or solvency position of the Company. This risk includes variable annuity and other equity linked exposures and asset related equity exposure. The Company assumes equity risk from alternative investments, fixed indexed annuities and variable annuities. The Company uses derivatives to hedge its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products.
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
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme changes in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as December 31, 2021 and 2020.

	December 31,
(dollars in millions)	2021	2020
No guaranteed minimum benefits	$844	$665
GMDB only	960	872
GMIB only	25	24
GMAB only	3	4
GMWB only	1,130	1,132
GMDB / WB	264	275
Other	19	18
Total variable annuity account values	$3,245	$2,990
Fair value of liabilities associated with living benefit riders	$162	$155

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
Generally, the Company’s insurance subsidiaries retrocede amounts in excess of their retention to the Company’s other insurance subsidiaries. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2021, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been received by the Company as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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

Collateral Risk. Collateral risk is the risk that collateral will not be available at expected costs or in the capacity required to meet current and future needs. The Company monitors risks related to interest rate movement, collateral requirements and position and capital markets environment. Collateral demands and resources continue to be actively managed with available collateral sources being more than sufficient to cover stress level collateral demands.
Foreign Currency Risk. Foreign currency risk is the risk of changes in level and volatility of currency exchange rates affect the profitability, value or solvency position of the Company. The Company manages its exposure to foreign currency risk principally by currency matching invested assets with the underlying liabilities to the extent practical. The Company has in place net investment hedges for a portion of its investments in its Canadian operations to reduce excess exposure to that currency. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the consolidated balance sheets.
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

	Unfavorable			Favorable
Year Ended December 31, 2021	-10%	-5%	–	+5%	+10%
Income before income taxes	$645	$668	691	$713	$736
% change of income before income taxes from base	(6.6)%	(3.3)%	—%	3.3%	6.6%
$ change of income before income taxes from base	$(45)	$(23)	$—	$23	$45

	Unfavorable			Favorable
Year Ended December 31, 2020	-10%	-5%	–	+5%	+10%
Income before income taxes	$494	$523	553	$583	$612
% change of income before income taxes from base	10.7%	5.4%	—%	5.4%	10.7%
$ change of income before income taxes from base	$(59)	$(30)	$—	$30	$59
Financing Risk. Financing risk is the risk that capital will not be available at expected costs or in the capacity required. The Company continues to monitor financing risks related to regulatory financing, contingency financing, and debt capital and sees no immediate issues with its current structures, capacity and plans.
Liquidity Risk. Liquidity risk is the risk that the Company is unable to meet payment obligations at expected costs or in the capacity required. The Company’s traditional liquidity demands include items such as claims, expenses, debt financing and investment purchases, which are largely known or can be reasonably forecasted. The Company regularly performs liquidity risk modeling, including both market and Company specific stresses, to assess the sufficiency of available resources.
Tax Risk. Tax risk is the risk that current and future tax positions are different than expected. The Company monitors tax risks related to the evolving tax and regulatory environment, business transactions, legal entity reorganizations, tax compliance obligations, and financial reporting.
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

Business Conduct and Governance Risk. Business conduct and governance is the risk related to management oversight, compliance, market conduct, and legal matters. The Company’s Compliance Risk Management Program facilitates a proactive evaluation of present and potential compliance risks associated with both local and enterprise-wide regulatory requirements as well as compliance with Company policies and procedures.
Fraud Risk. Fraud risk is the risk related to the deliberate abuse of and/or taking of Company assets in order to secure gain for the perpetrator or inflict harm on the Company or other victim. Ongoing monitoring and an annual fraud risk assessment enables the Company to continually evaluate potential fraud risks within the organization.
Privacy Risk. Privacy risk is the risk of non-compliance with privacy regulations and laws. The Company’s privacy program, processes, and procedures are designed to protect personal information related to its customers, insured individuals or its employees. The Company’s privacy program facilitates a proactive evaluation of present and potential privacy risks associated with both local and enterprise-wide regulatory requirements as well as compliance with Company policies and procedures.
Cybersecurity Risk. Cybersecurity risk is the risk of theft, loss, unauthorized disclosure, or unauthorized use of physical or electronic assets resulting in a loss of confidentiality, loss of revenue, poor reputational exposure, or regulatory fines. The Company’s cybersecurity program, processes, and procedures are designed to prevent unauthorized physical and electronic theft and the disclosure of confidential and personal data related to its customers, insured individuals or its employees. The Company employs technology, administrative related processes and procedural controls, security measures and other preventative actions to reduce the risk of such incidents.
Business Disruption Risk. Business disruption risk is the risk of impairment to operational capabilities due to the unavailability of people, systems, and/or facilities. The Company’s global business continuity process enables associates to identify potential impacts that threaten operations by providing the framework, policies and procedures and required recurring training for how the Company will recover and restore interrupted critical functions, within a predetermined time, after a disaster or extended disruption, until its normal facilities are restored.
Business Operations Risk. Business operations risk is the risk related to business processes and procedures. Business operations risk includes risk associated with the processing of transactions, data use and management, monitoring and reporting, the integrity and accuracy of models, the use of third parties, and the delivery of advisory services.
Human Capital Risk. Human capital risk is related to workforce management, including talent acquisition, development, retention, and employment relations/regulations. The Company actively monitors human capital risks using multiple practices that include but are not limited to human resource and compliance policies and procedures, regularly reviewing key risk indicators, performance evaluations, compensation and benefits benchmarking, succession planning, employee engagement surveys and associate exit interviews.
Strategic Risk
    Strategic risk relates to the planning, implementation, and management of the Company’s business plans and strategies, including the risks associated with: the global environment in which it operates; future law and regulation changes; political risks; and relationships with key external parties.
Strategy Risk. Strategy risk is the risk related to the design and execution of the Company’s strategic plan, including risks associated with merger and acquisition activity. Strategy risks are addressed by a robust multi-year planning process, regular business unit level assessments of strategy execution and active benchmarking of key performance and risk indicators across the Company’s portfolios of businesses. The Company’s risk appetites and limits are set to be consistent with strategic objectives.
External Environment Risk
    External environment risk relates to external competition, macro trends, and client needs. Macro characteristics that drive market opportunities, risk and growth potential, the competitive landscape and client feedback are closely monitored.
Key Relationships Risk. Key relationships risk relates to areas of important interactions with parties external to the Company. The Company’s reputation is a critical asset in successfully conducting business and therefore relationships with its primary stakeholders (including but not limited to business partners, shareholders, clients, rating agencies, and regulators) are all carefully monitored.
Political and Regulatory Risk. Political and regulatory risk relates to future law and regulation changes and the impact of political changes or instability on the Company’s ability to achieve its objectives. Regulatory and political developments and related risks that may affect the Company are identified, assessed and monitored as part of regular oversight activities.

New Accounting Standards
Changes to the general accounting principles are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB Accounting Standards CodificationTM.
Financial Services – Insurance
In August 2018, the FASB issued amendments that will significantly change the recognition and measurement of long-duration insurance contracts and expand disclosure requirements. The guidance is effective for the Company on January 1, 2023. The Company established a team to support the implementation of the updated guidance, which requires significant changes to policies, reporting and processes. The Company’s achievements as of the balance sheet date include, but are not limited to, the following:
•Established key accounting policies;
•Updated chart of accounts to support enhanced financial statement presentation and disclosures;
•Implemented a data management system and process for grouping treaties into cohorts;
•Established valuation analytics and reporting foundation;
•Established an assumption governance process for assumption review, changes and approvals; and
•Conducted dry runs and end to end system testing.
The Company continues to make progress on the following items (includes, but not limited to):
•Evaluating and finalizing key accounting policies;
•Evaluating the impact to the consolidated financial statements at transition;
•Determining and documenting key risks and appropriate internal controls; and
•Conducting parallel valuation runs.
See “New Accounting Pronouncements” in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements for additional information on new accounting pronouncements and their impact, if any, on the Company’s results of operations and financial position.
Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by Item 7A is contained in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market and Credit Risk”.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2021	December 31, 2020
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $55,873 and $49,548; allowance for credit losses of $31 and $20)	$60,749	$56,735
Equity securities, at fair value	151	132
Mortgage loans on real estate (net of allowance for credit losses of $35 and $64)	6,283	5,787
Policy loans	1,234	1,258
Funds withheld at interest	6,954	5,432
Short-term investments	87	227
Other invested assets	3,070	2,829
Total investments	78,528	72,400
Cash and cash equivalents	2,948	3,408
Accrued investment income	533	511
Premiums receivable and other reinsurance balances	2,888	2,842
Reinsurance ceded receivables and other	2,580	983
Deferred policy acquisition costs	3,690	3,616
Other assets	1,008	896
Total assets	$92,175	$84,656
Liabilities and Stockholders’ Equity
Future policy benefits	$35,782	$31,453
Interest-sensitive contract liabilities	26,377	23,276
Other policy claims and benefits	6,993	6,413
Other reinsurance balances	613	598
Deferred income taxes	2,886	3,263
Other liabilities	2,663	1,340
Long-term debt	3,667	3,573
Collateral finance and securitization notes	180	388
Total liabilities	79,161	70,304
Commitments and contingent liabilities (See Note 12)
Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $0.01 per share; 140,000,000 shares authorized; shares issued: 85,310,598 at both December 31, 2021 and December 31, 2020)	1	1
Additional paid-in-capital	2,461	2,406
Retained earnings	8,563	8,148
Treasury stock, at cost – 18,139,868 and 17,353,697 shares	(1,653)	(1,562)
Accumulated other comprehensive income	3,642	5,359
Total stockholders’ equity	13,014	14,352
Total liabilities and stockholders’ equity	$92,175	$84,656
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	For the years ended December 31,
	2021	2020	2019
Revenues
Net premiums	$12,513	$11,694	$11,297
Investment income, net of related expenses	3,138	2,575	2,520
Investment related gains (losses), net	560	(33)	91
Other revenues	447	360	392
Total revenues	16,658	14,596	14,300
Benefits and expenses
Claims and other policy benefits	12,776	11,075	10,197
Interest credited	700	704	697
Policy acquisition costs and other insurance expenses	1,416	1,261	1,204
Other operating expenses	936	816	868
Interest expense	127	170	173
Collateral finance and securitization expense	12	17	29
Total benefits and expenses	15,967	14,043	13,168
Income before income taxes	691	553	1,132
Provision for income taxes	74	138	262
Net income	$617	$415	$870
Earnings per share
Basic earnings per share	$9.10	$6.35	$13.88
Diluted earnings per share	9.04	6.31	13.62
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2021	2020	2019
Comprehensive income (loss)
Net Income	$617	$415	$870
Other comprehensive income, net of tax:
Foreign currency translation adjustments	60	23	77
Net unrealized investment gains (losses)	(1,799)	2,201	2,443
Defined benefit pension and postretirement plan adjustments	22	(2)	(19)
Total other comprehensive income (loss), net of tax	(1,717)	2,222	2,501
Total comprehensive income (loss)	$(1,100)	$2,637	$3,371
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions except per share amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2018	1	1,899	7,285	(1,371)	636	$8,450
Adoption of new accounting standards						—
Net income			870			870
Total other comprehensive income (loss)					2,501	2,501
Dividends to stockholders, $2.60 per share			(163)			(163)
Issuance of common stock, net of expenses						—
Purchase of treasury stock				(101)		(101)
Reissuance of treasury stock		38	(40)	46		44
Balance, December 31, 2019	1	1,937	7,952	(1,426)	3,137	11,601
Adoption of new accounting standards			(12)			(12)
Net income			415			415
Total other comprehensive income (loss)					2,222	2,222
Dividends to stockholders, $2.80 per share			(182)			(182)
Issuance of common stock, net of expenses		481				481
Purchase of treasury stock				(163)		(163)
Reissuance of treasury stock		(12)	(25)	27		(10)
Balance, December 31, 2020	1	2,406	8,148	(1,562)	5,359	14,352
Adoption of new accounting standards						—
Net income			617			617
Total other comprehensive income (loss)					(1,717)	(1,717)
Dividends to stockholders, $2.86 per share			(194)			(194)
Issuance of common stock, net of expenses						—
Purchase of treasury stock				(99)		(99)
Reissuance of treasury stock		55	(8)	8		55
Balance, December 31, 2021	$1	$2,461	$8,563	$(1,653)	$3,642	$13,014
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$617	$415	$870
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(15)	(11)	(4)
Premiums receivable and other reinsurance balances	(100)	162	110
Deferred policy acquisition costs	(71)	(95)	(198)
Reinsurance ceded receivable balances	(107)	(115)	(178)
Future policy benefits, other policy claims and benefits and other reinsurance balances	5,062	2,819	1,537
Deferred income taxes	(89)	(16)	211
Other assets and other liabilities, net	(97)	225	113
Amortization of net investment premiums, discounts and other	(54)	(46)	(55)
Depreciation and amortization expense	43	49	49
Investment related (gains) losses, net	(560)	33	(91)
Gain on sale of businesses	(11)	—	—
Other, net	(436)	(98)	(57)
Net cash provided by operating activities	4,182	3,322	2,307
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	12,142	6,514	13,214
Maturities of fixed maturity securities available-for-sale	887	973	907
Sales of equity securities	30	181	98
Principal payments on mortgage loans on real estate	991	661	490
Principal payments on policy loans	57	102	82
Purchases of fixed maturity securities available-for-sale	(18,071)	(9,619)	(15,664)
Purchases of equity securities	(22)	(22)	(312)
Cash invested in mortgage loans on real estate	(1,155)	(780)	(1,216)
Cash invested in policy loans	(32)	(41)	(42)
Cash invested in funds withheld at interest	(67)	(131)	(60)
Purchase of businesses, net of cash acquired of $53 and $27	(156)	—	4
Proceeds from sale of businesses, net of cash transferred of $43	19	—	—
Purchases of property and equipment	(19)	(28)	(34)
Change in short-term investments	371	(155)	199
Change in other invested assets	397	(335)	(304)
Net cash used in investing activities	(4,628)	(2,680)	(2,638)
Cash flows from financing activities
Dividends to stockholders	(194)	(182)	(163)
Proceeds from issuance of common stock, net	—	481	—
Repayment of collateral finance and securitization notes	(208)	(214)	(91)
Proceeds from long-term debt issuance	500	598	599
Debt issuance costs	(6)	(5)	(5)
Principal payments of long-term debt	(403)	(3)	(403)
Purchases of treasury stock	(99)	(163)	(101)
Exercise of stock options, net	—	1	6
Change in cash collateral for derivative positions and other arrangements	31	(32)	(163)
Change in deposit asset on reinsurance	91	—	—
Deposits on investment-type policies and contracts	1,729	1,576	1,309
Withdrawals on investment-type policies and contracts	(1,421)	(803)	(1,109)
Net cash provided by (used in) financing activities	20	1,254	(121)
Effect of exchange rate changes on cash	(34)	63	11
Change in cash and cash equivalents	(460)	1,959	(441)
Cash and cash equivalents, beginning of period	3,408	1,449	1,890
Cash and cash equivalents, end of period	$2,948	$3,408	$1,449

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

	For the years ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Interest paid	$160	$166	$180
Income taxes paid (received), net of refunds	$368	$108	$44
Non-cash investing activities:
Transfer of invested assets	$1,798	$93	$6,275
Right-of-use assets acquired through operating leases	$—	$23	$1
Non-cash financing activities:
Non-cash deposits on reinsurance	$1,581	$—	$—
Purchase of a business:
Assets acquired, excluding cash acquired	$847	$—	$8
Liabilities assumed	$(691)	$—	$(12)
Sale of businesses:
Assets disposed, net of cash transferred	$(512)	$—	$—
Liabilities disposed	$504	$—	$—
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2021, 2020 and 2019
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
Reinsurance is an arrangement under which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, for all or a portion of the insurance risks underwritten by the ceding company. Reinsurance is designed to:
(i)reduce the net amount at risk on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single risk;
(ii)enhance the ceding company’s financial strength and surplus position;
(iii)stabilize operating results by leveling fluctuations in the ceding company’s loss experience; and
(iv)assist the ceding company in meeting applicable regulatory requirements.
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
Unrealized gains and losses on fixed maturity securities classified as available-for-sale, less applicable deferred income taxes as well as related adjustments to deferred acquisition costs, if applicable, are recorded in other comprehensive income (“OCI”).
Investment income is recognized as it accrues or is legally due. Realized gains and losses on sales of investments are included in investment related gains (losses), net, as are change in allowance for credit losses and impairments. The cost of investments sold is primarily determined based upon the specific identification method.

Equity Securities
Equity securities are carried at fair value and realized and unrealized gains and losses are included in investment related gains (losses), net.
Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount, unamortized balance of loan origination fees and expenses, and allowance for credit losses. Interest income is accrued on the principal amount of the mortgage loan based on its contractual interest rate. Amortization of premiums, discounts, and loan origination fees are recorded using the effective yield method. The Company accrues interest on loans until it is probable the Company will not receive interest or the loan is 90 days past due. Interest income, amortization of premiums, accretion of discounts, amortization of loan origination fees and prepayment fees are reported in investment income, net of related expenses.
Policy Loans
Policy loans are reported at the unpaid principal balance. Interest income on such loans is recorded as earned using the contractually agreed-upon interest rate. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy.
Funds Withheld at Interest
Funds withheld at interest represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance (“modco”) basis and agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined in the treaty, are withheld and legally owned by the ceding company. Interest, recorded in investment income, net of related expenses, accrues to these assets at calculated rates as defined by the treaty terms. Changes in the value of the equity options held within the funds withheld portfolio associated with equity-indexed annuity treaties are reflected in investment income, net of related expenses.
Short-term Investments
Short-term investments represent investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at estimated fair value or amortized cost, which approximates estimated fair value. Interest on short-term investments is recorded in investment income, net of related expenses.
Other Invested Assets
In addition to derivative contracts discussed below, other invested assets include Federal Home Loan Bank of Des Moines (“FHLB”) common stock, limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages and fair value option (“FVO”) contractholder-directed investments. FHLB common stock is carried at cost.
Joint ventures and limited partnerships, in which the Company has more than a minor influence over the investee’s operations, are reported using the equity method of accounting. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
Limited partnership interests, in which the Company has a minor ownership interest in or virtually no influence over the investee’s operations, are primarily carried at estimated fair value. If a readily determinable fair value is not available, the Company uses the net asset value ("NAV") per share. Changes in estimated fair value are included in investment related gains (losses), net. Certain other limited partnership interests are carried at cost less impairment.
Lifetime mortgages are carried at unpaid principal balances, net of any unamortized premium or discount, unamortized balance of loan origination fees and expenses, and allowance for credit losses. Interest income is accrued on the principal amount of the lifetime mortgage based on its contractual interest rate.
The fair value option (“FVO”) was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities that do not qualify for presentation and reporting as separate accounts. Changes in estimated fair value of these securities are included in investment income, net of related expenses.
Securities Borrowing, Lending and Repurchase Agreements
The Company participates in securities borrowing programs whereby securities, which are not reflected on the Company’s consolidated balance sheets, are borrowed from third parties. The borrowed securities are used to provide collateral under affiliated reinsurance transactions. The Company is generally required to maintain a minimum of 103% to 110% of the fair value, or par value under certain programs, of the borrowed securities as collateral. The collateral generally consists of rights to reinsurance treaty cash flows. If cash flows from the reinsurance treaties are insufficient to maintain the minimum collateral requirement, the Company may substitute cash or securities to meet the requirement.

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
The Company reviews all securities to determine whether a decline in fair value below amortized cost has resulted from a credit loss and whether an allowance for credit loss should be recognized. In making this determination, the Company considers relevant facts and circumstances including: (1) the reasons for the decline in fair value; (2) the issuer’s financial position and access to capital; and (3) the Company’s intent to sell a security or whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost that, in some cases, may extend to maturity.
If the Company intends to sell a security or it is more likely than not that it would be required to sell a security before the recovery of its amortized cost, less any recorded credit loss, it recognizes an impairment loss in investment related gains (losses), net for the difference between amortized cost and fair value.
Credit impairments and changes in the allowance for credit losses on fixed maturity securities are reflected in investment related gains (losses), net, while non-credit impairment losses are recognized in accumulated other comprehensive income (“AOCI”).
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
Mortgage Loans on Real Estate
Allowance for credit losses on mortgage loans are computed on an expected loss basis using a model that utilizes probability of default and loss given default methods over the lifetime of the loan. Within the reasonable and supportable forecast period (i.e. typically two years), the allowance for credit losses for mortgage loans is established based on several pool-level loan assumptions, defaults and loss severity, loss expectations for loans with similar risk characteristics and industry statistics. These evaluations are revised as conditions change and new information becomes available. The evaluation also includes the impact of expected changes in future macro-economic conditions. The Company reverts to historical loss information for periods beyond which it believes it is able to develop or obtain reasonable and supportable forecasts of future economic conditions. When individual loans no longer have similar credit risk characteristics of the commercial mortgage loan pool, they are removed from the pool and are evaluated individually for an allowance.
Any interest accrued or received on the net carrying amount of the impaired loan is included in investment income, net of related expenses, or applied to the principal of the loan, depending on the assessment of the collectability of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the allowance for credit losses and subsequent recoveries, if any, are credited to the allowance for credit losses. Changes in allowance for credit losses are reported in investment related gains (losses), net.
The Company evaluates whether a mortgage loan modification represents a troubled debt restructuring and does not meet the criteria established in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In a troubled debt restructuring, the Company grants concessions related to the borrower’s financial difficulties. Generally, the types of concessions include reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or a reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any changes in allowance for credit losses recorded in connection with the troubled debt restructuring. Through the continuous monitoring process, the Company may have recorded a specific allowance for credit loss prior to when the mortgage loan is modified in a troubled debt restructuring. Accordingly, the carrying value (after specific allowance for credit loss) before and after modification through a troubled debt restructuring may not change significantly or may increase if the expected recovery is higher than the pre-modification recovery assessment.
Other Invested Assets
The Company considers its limited partnership investments that are carried at cost for impairment when the carrying value of these investments exceeds the fair value. The Company takes into consideration the severity and duration of this excess when deciding if the investment is impaired. For equity method investments (including real estate joint ventures), the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred.
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
Under a fair value hedge, changes in the fair value of the hedging derivative, including amounts measured as ineffective, and changes in the fair value of the hedged item related to the designated risk being hedged, are reported within investment related gains (losses), net. The fair values of the hedging derivatives are exclusive of any accruals that are separately reported within investment income or interest expense to match the location of the hedged item.
Under a cash flow hedge, changes in the fair value of the hedging derivative measured as effective are reported within AOCI and the deferred gains or losses on the derivative are reclassified into the consolidated statements of income when the Company’s earnings are affected by the variability in cash flows of the hedged item. The fair values of the hedging derivatives are exclusive of any accruals that are separately reported within investment income or interest expense to match the location of the hedged item.
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
Embedded derivatives are carried on the consolidated balance sheets at fair value in the same line item as the host contract. Changes in the fair value of embedded derivatives associated with equity-indexed annuities are reflected in interest credited on the consolidated statements of income and changes in the fair value of embedded derivatives associated with variable annuity guaranteed minimum benefits are reflected in investment related gains (losses), net. See “Interest-Sensitive Contract Liabilities” below for additional information on embedded derivatives related to equity-indexed and variable annuities. The Company has implemented an economic hedging strategy to mitigate the volatility associated with its reinsurance of variable annuity guaranteed minimum benefits. The hedging strategy is designed such that changes in the fair value of the hedge contracts, primarily futures, swap contracts and options, move in the opposite direction of changes in the fair value of the embedded derivatives. While the Company actively manages its hedging program, the hedges that are in place may not be totally effective in offsetting the embedded derivative changes due to the many variables that must be managed and the Company may see a corresponding increase or decrease in the net liability. The Company has elected not to assess this hedging strategy for hedge accounting treatment.
Additionally, reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The Company’s funds withheld at interest balances are primarily associated with its reinsurance treaties structured on a modco or funds withheld basis, the majority of which were subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The valuation of embedded derivatives is sensitive to the investment credit spread environment. Changes in investment credit spreads are also affected by the application of a credit valuation adjustment (“CVA”). The fair value calculation of an embedded derivative in an asset position utilizes a CVA based on the ceding company’s credit risk. Conversely, the fair value calculation of an embedded derivative in a liability position utilizes a CVA based on the Company’s credit risk. Generally, an increase in investment credit spreads, ignoring changes in the CVA, will have a negative impact on the fair value of the embedded derivative (decrease in income). The fair value of the embedded derivative assets and liabilities are included in the funds withheld at interest and other liabilities, respectively. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses), net.
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
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2021 or 2020.
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
Deferred Policy Acquisition Costs
Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. Non-commission costs related to the acquisition of new and renewal insurance contracts may be deferred only if they meet the following criteria:
•Incremental direct costs of a successful contract acquisition
•Portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has been acquired or renewed
•Other costs directly related to the specified acquisition or renewal activities that would not have been incurred had that acquisition contract transaction not occurred
The Company tests the recoverability for each year of business at issue before establishing additional deferred acquisition costs (“DAC”). The Company also performs annual tests to establish that DAC are expected to remain recoverable, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2021, 2020 and 2019.
DAC related to traditional life insurance contracts are amortized with interest over the premium-paying period of the related policies in proportion to the ratio of individual period premium revenues to total anticipated premium revenues over the expected life of the policy. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

DAC related to interest-sensitive life and investment-type policies are amortized over the expected lives of the policies, in proportion to the gross profits realized from mortality, investment income less interest credited, and expense margins.
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
Acquired Intangibles
Goodwill and Value of Business Acquired
Goodwill, reported in other assets, is not amortized into results of operations, but instead is reviewed at least annually for impairment and written down only in the periods in which the recorded value of goodwill exceeds its fair value. Goodwill as of December 31, 2021 and 2020, totaled $7 million. As of December 31, 2021 and 2020, the carrying value of business acquired was $0 million and $4 million, and is reported in other assets.
Value of Distribution Agreements and Customer Relationships Acquired
Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. VODA is amortized over a useful life of 15 years and the VOCRA is also amortized over a 15 year period in proportion to expected revenues generated, with amortization included in policy acquisition costs and other insurance expenses. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $19 million and $25 million, including accumulated amortization of $102 million and $96 million, as of December 31, 2021 and 2020, respectively. VODA and VOCRA amortization expense for the years ended December 31, 2021, 2020 and 2019 was $7 million, $8 million and $8 million, respectively. Amortization of the VODA and VOCRA is estimated to be $6 million, $6 million and $6 million during 2022, 2023 and 2024, respectively, with the VODA and VOCRA expected to be fully amortized by the end of 2024.
Other Acquired Intangible Assets
Other acquired intangibles are reported in other assets and primarily represent intangibles and licenses acquired through the Company’s acquisition of service and technology oriented companies in an effort to both support its clients and generate new future revenue streams. Other acquired intangible assets are amortized using the straight-line method over the estimated useful life of 10 to 15 years, with amortization included in other operating expenses. Each year the Company reviews other acquired intangibles to determine the recoverability of these balances. Other acquired intangibles totaled approximately $22 million and $30 million, including accumulated amortization of $17 million and $12 million, as of December 31, 2021 and 2020, respectively. Other acquired intangibles amortization expense for the years ended December 31, 2021, 2020 and 2019, was $4 million, $4 million and $4 million, respectively. During 2021, the Company wrote off $4 million of acquired intangible assets deemed to be impaired. Amortization of other acquired intangibles is estimated to be $4 million during 2022, 2023, 2024, and 2025 and $3 million during 2026, respectively.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to seven years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of property, equipment and leasehold improvements was $270 million and $260 million at December 31, 2021 and 2020, respectively. Accumulated depreciation of property, equipment and leasehold improvements was $131 million and $116 million at December 31, 2021 and 2020, respectively. Related depreciation expense was $16 million, $17 million and $18 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed at least annually for indicators of impairment in value. Unamortized computer software costs were $145 million and $147 million at December 31, 2021 and 2020, respectively. Amortization expense was $27 million, $32 million, and $31 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company did not impair any capital projects during 2021. The Company recognized impairments of $5 million and $4 million in 2020 and 2019, respectively.
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
Future Policy Benefits
Liabilities for future benefits on life and health policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-duration life and health insurance policies have been computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. Interest rates range from 3.0% to 6.0%. The mortality and withdrawal assumptions are based on the Company’s experience as well as industry experience and standards. In establishing reserves for future policy benefits, the Company assigns policy liability assumptions to particular timeframes (eras) in such a manner as to be consistent with the underlying assumptions and economic conditions at the time the risks are assumed. The Company maintains a consistent approach to setting the provision for adverse deviation between eras.
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
The Company reinsures disability and long-term care products in various markets. Liabilities for future benefits on disability and long-term care policies’ active lives are established in an amount adequate to meet the estimated future obligations on policies in force. These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature.
The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2021 and 2020, were not material.
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
Other Policy Claims and Benefits
Claims payable for incurred but not reported losses are determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company, business segment and product type, but generally averages around 3.1 months. Incurred but not reported claims are estimates on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amount recognized, which are reflected in claims and other policy benefits in the period in which they are determined.
Other Liabilities
Other liabilities primarily include liabilities associated with amounts ceded on a funds withheld basis, investments in transit, separate accounts, employee benefits, cash collateral received on derivative positions and current federal income taxes payable.
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
Reference Rate Reform
This guidance eases the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting, which includes the transition from the London Interbank Offered Rate (“LIBOR”) during 2023. The ASU provides optional expedients and exceptions for applying GAAP modification to contracts and hedge accounting relationships affected by reference rate reform on financial reporting. Under the new guidance, a change in the reference rate for a contract that meets certain criteria will be accounted for as a continuation of that contract rather than the creation of a new contract. The new guidance applies to debt, insurance contracts, leases, derivative contracts and other arrangements.
January 1, 2020
The reference rate reform is not expected to have material accounting consequences. The Company has established a team that is currently assessing the effects of the discontinuation of LIBOR on existing contracts that extend beyond 2021 (that is, the date when the Financial Conduct Authority intends to stop persuading or compelling banks to submit LIBOR) by analyzing contractual fallback provisions, evaluating alternative rate ramifications and assessing the effects on current hedging strategies, systems and operations.

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

Cash flow assumptions for measuring liability for future policy benefits The Company will likely adopt this guidance on a modified retrospective basis as of the earliest period presented in the year of adoption. Upon adoption, there will be an adjustment to retained earnings as a result of capping the net premium ratio at 100%. The Company is currently evaluating this impact but anticipates it will likely result in a material decrease to retained earnings. The Company is currently evaluating the impact of the other cash flow assumptions amendments on its results of operations and financial position but anticipates they will likely be material.

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

Discount rate assumption for measuring liability for future policy benefits The Company will likely adopt this guidance on a modified retrospective basis as of the earliest period presented in the year of adoption. Upon adoption, there will be an adjustment to accumulated other comprehensive income as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition. The Company is currently evaluating the impact of this adjustment but anticipates it will likely be material.

Market risk benefits The new guidance created a new category of benefit features called market risk benefits that will be measured at fair value with changes in fair value attributable to a change in the instrument-specific credit risk recognized in other comprehensive income.

Market risk benefits The Company will adopt this guidance on a retrospective basis as of the earliest period presented in the year of adoption. Upon adoption, the Company expects an impact to (1) accumulated other comprehensive income for the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date and (2) retained earnings for the difference between fair value and carrying value at the transition date, excluding the changes in the instrument-specific credit risk. The Company is currently evaluating the impact of these adjustments but anticipates they will likely be material.

Amortization of deferred acquisition costs (“DAC”) and other balances The new guidance requires DAC and other balances to be amortized on a constant level basis over the expected term of the related contracts.

Amortization of deferred acquisition costs (“DAC”) and other balances The Company will likely adopt this guidance on a modified retrospective basis as of the earliest period presented in the year of adoption. Upon adoption, the Company expects an adjustment to accumulated other comprehensive income for the removal of cumulative adjustments to DAC associated with unrealized gains and losses previously recorded in accumulated other comprehensive income. The Company is currently evaluating the impact of this adjustment but anticipates it will likely result in a material increase to accumulated other comprehensive income. The Company is currently evaluating the impact of the other amortization of DAC and other balances amendments on its results of operations and financial position but anticipates they will likely not be material.

Note 3   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	2021	2020	2019
Earnings:
Net income (numerator for basic and diluted calculations)	$617	$415	$870
Shares:
Weighted average outstanding shares (denominator for basic calculations)	67.8	65.4	62.7
Equivalent shares from outstanding stock awards	0.5	0.4	1.2
Diluted shares (denominator for diluted calculations)	68.3	65.8	63.9
Earnings per share:
Basic	$9.10	$6.35	$13.88
Diluted	9.04	6.31	13.62
The calculation of common equivalent shares does not include the impact of stock awards with a conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent awards, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 0.2 million, 0.4 million, and 0.2 million outstanding stock awards and approximately 0.3 million, 0.3 million and 0.3 million performance contingent awards were excluded from the calculation of common equivalent shares during 2021, 2020 and 2019, respectively.
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
The following tables provide information relating to investments in fixed maturity securities by type as of December 31, 2021 and 2020 (dollars in millions):

December 31, 2021:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$35,239	$26	$3,084	$194	$38,103	62.8%
Canadian government	3,339	—	1,606	1	4,944	8.1
RMBS	1,020	—	37	7	1,050	1.7
ABS	4,024	—	22	41	4,005	6.6
CMBS	1,790	1	66	6	1,849	3.0
U.S. government	2,082	—	31	8	2,105	3.5
State and political subdivisions	1,191	—	137	5	1,323	2.2
Other foreign government	7,188	4	273	87	7,370	12.1
Total fixed maturity securities	$55,873	$31	$5,256	$349	$60,749	100.0%

December 31, 2020:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$31,963	$17	$4,356	$94	$36,208	63.9%
Canadian government	3,145	—	1,995	—	5,140	9.1
RMBS	1,735	—	84	2	1,817	3.2
ABS	3,099	—	35	42	3,092	5.4
CMBS	1,790	3	102	21	1,868	3.3
U.S. government	1,242	—	196	1	1,437	2.5
State and political subdivisions	1,237	—	157	4	1,390	2.4
Other foreign government	5,337	—	479	33	5,783	10.2
Total fixed maturity securities	$49,548	$20	$7,404	$197	$56,735	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of December 31, 2021 and 2020, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of December 31, 2021 and 2020 (dollars in millions):

	2021		2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$100	$103	$148	$162
Fixed maturity securities received as collateral	n/a	1,922	n/a	1,784
Assets in trust held to satisfy collateral requirements	28,671	31,173	27,675	31,179

The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies, as well as the securities disclosed below, as of December 31, 2021 and 2020 (dollars in millions):

	2021		2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Government of Japan	$3,080	$3,063	$1,493	$1,491
Canadian province of Quebec	1,377	2,347	1,303	2,474
Canadian province of Ontario	1,092	1,451	1,054	1,528
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of December 31, 2021, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,641	$1,649
Due after one year through five years	9,698	10,115
Due after five years through ten years	10,969	11,700
Due after ten years	26,731	30,381
Structured securities	6,834	6,904
Total	$55,873	$60,749

Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of December 31, 2021 and 2020 (dollars in millions):

December 31, 2021:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$13,101	$14,045	36.9%
Industrial	17,857	19,375	50.8
Utility	4,281	4,683	12.3
Total	$35,239	$38,103	100.0%

December 31, 2020:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$11,785	$13,236	36.6%
Industrial	16,274	18,435	50.9
Utility	3,904	4,537	12.5
Total	$31,963	$36,208	100.0%
Allowance for Credit Losses and Impairments – Fixed Maturity Securities Available-for-Sale
As discussed in Note 2 – “Significant Accounting Policies and Pronouncements,” allowances for credit losses on fixed maturity securities are recognized in investment related gains (losses), net. The amount recognized represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the fixed maturity security prior to the allowance for credit losses. Any remaining difference between the fair value and amortized cost is recognized in AOCI.
The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the years ended December 31, 2021 and 2020 (dollars in millions):

For the year ended December 31, 2021:	Corporate	CMBS	Other Foreign Government	Total
Balance, beginning of period	$17	$3	$—	$20
Credit losses recognized on securities for which credit losses were not previously recorded	21	1	5	27
Reductions for securities sold during the period	(10)	(2)	(1)	(13)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(2)	(1)	—	(3)
Balance, end of period	$26	$1	$4	$31

For the year ended December 31, 2020:	Corporate	CMBS	Other Foreign Government	Total
Balance, beginning of period	$—	$—	$—	$—
Credit losses recognized on securities for which credit losses were not previously recorded	36	3	2	41
Reductions for securities sold during the period	(19)	—	(2)	(21)
Balance, end of period	$17	$3	$—	$20
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

The following table presents the estimated fair values and gross unrealized losses for the 1,862 fixed maturity securities for which an allowance for credit loss has not been recorded as of December 31, 2021, and the estimated fair value had declined and remained below amortized cost (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
December 31, 2021:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$4,135	$86	$946	$51	$5,081	$137
Canadian government	20	1	—	—	20	1
RMBS	132	3	102	4	234	7
ABS	1,747	22	589	6	2,336	28
CMBS	152	2	35	2	187	4
U.S. government	1,513	6	31	2	1,544	8
State and political subdivisions	109	3	28	2	137	5
Other foreign government	2,237	33	724	37	2,961	70
Total investment grade securities	10,045	156	2,455	104	12,500	260
Below investment grade securities:
Corporate	463	13	97	44	560	57
ABS	—	—	13	13	13	13
CMBS	—	—	—	—	—	—
Other foreign government	136	7	75	10	211	17
Total below investment grade securities	599	20	185	67	784	87
Total fixed maturity securities	$10,644	$176	$2,640	$171	$13,284	$347
The following table presents the estimated fair values and gross unrealized losses for the 877 fixed maturity securities that have estimated fair values below amortized cost as of December 31, 2020 (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

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

Investment Income and Investment Related Gains (Losses), Net – Accounting Correction
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
Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in millions):

	For the years ended December 31,
	2021	2020	2019
Fixed maturity securities available-for-sale	$2,059	$1,928	$1,786
Equity securities	5	6	8
Mortgage loans on real estate	293	282	255
Policy loans	55	56	58
Funds withheld at interest	351	279	297
Short-term investments and cash and cash equivalents	3	7	28
Other invested assets – limited partnerships and real estate joint ventures	419	50	119
Other invested assets – all other	61	59	65
Investment income	3,246	2,667	2,616
Investment expense	(108)	(92)	(96)
Investment income, net of related expenses	$3,138	$2,575	$2,520
Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in millions):

	For the years ended December 31,
	2021	2020	2019
Fixed maturity securities available-for-sale:
Change in allowance for credit losses and impairments	$(12)	$(21)	$(31)
Realized gains on investment activity	299	114	151
Realized losses on investment activity	(65)	(82)	(50)
Net gains (losses) on equity securities	25	(15)	16
Other impairment losses and change in mortgage loan allowance for credit losses	29	(56)	(12)
Change in fair value of certain limited partnership investments and other, net	194	24	13
Net gains on derivatives	90	3	4
Total investment related gains (losses), net	$560	$(33)	$91
As of December 31, 2021, the Company held non-income producing securities with amortized costs, net of allowances, of $26 million and estimated fair values of $26 million. As of December 31, 2020, the Company held non-income producing securities with amortized costs, net of allowances, of $71 million and estimated fair values of $63 million. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults, but also include securities where amortization has been discontinued.

Securities Borrowing, Lending and Repurchase Agreements
The following table includes the amount of borrowed securities, loaned securities, and securities received as collateral as part of the securities lending program, and repurchased/reverse repurchased securities pledged, securities received, and cash loaned as of December 31, 2021 and 2020 (dollars in millions):

	2021		2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$374	$420	$118	$161
Securities lending:
Securities loaned	94	102	94	105
Securities received	n/a	102	n/a	102
Repurchase program/reverse repurchase program:
Securities pledged	704	736	653	711
Securities received	n/a	728	n/a	669
Cash	10	10	—	—
No cash or securities have been pledged by the Company for its securities borrowing program as of December 31, 2021 and 2020.
The following tables present information on the Company’s securities lending and repurchase/reverse repurchase transactions as of December 31, 2021 and 2020, respectively (dollars in millions). Collateral associated with certain borrowed securities is not included within the tables as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$94	$94
State and political subdivisions	—	—	—	3	3
Other foreign government	—	—	—	5	5
Total	—	—	—	102	102
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	366	366
Other foreign government	—	—	—	370	370
Cash	—	—	—	10	10
Total	—	—	—	746	746
Total transactions	$—	$—	$—	$848	$848

Gross amount of recognized liabilities for securities lending and repurchase/reverse repurchase transactions in preceding table					$830
Amounts related to agreements not included in offsetting disclosure					$18

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$105	$105
Total	—	—	—	105	105
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	417	417
Other foreign government	—	—	—	294	294
Total	—	—	—	711	711
Total transactions	$—	$—	$—	$816	$816

Gross amount of recognized liabilities for securities lending and repurchase/reverse repurchase transactions in preceding table					$771
Amounts related to agreements not included in offsetting disclosure					$45

The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs, excluding any cash received or paid. After the effect of offsetting, there was no liability presented on the consolidated balance sheets as of December 31, 2021 and December 31, 2020. As of December 31, 2021 and December 31, 2020, the Company did not have payables resulting from cash received as collateral associated with a repurchase/reverse repurchase agreements. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
As of December 31, 2021, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (13.4%), Texas (12.5%) and Washington (7.8%), in addition to loans secured by properties in Canada (3.0%) and United Kingdom (2.3%). The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses, and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of December 31, 2021 and 2020 (dollars in millions):

	2021		2020
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Property type:
Office	$1,683	26.6%	$1,702	29.0%
Retail	2,090	33.0	1,711	29.3
Industrial	1,249	19.7	1,210	20.6
Apartment	801	12.7	808	13.8
Other commercial	506	8.0	430	7.3
Recorded investment	6,329	100.0%	5,861	100.0%
Unamortized balance of loan origination fees and expenses	(11)		(10)
Allowance for credit losses	(35)		(64)
Total mortgage loans on real estate	$6,283		$5,787
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of December 31, 2021 and 2020 (dollars in millions):

	2021		2020
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$2,660	42.0%	$2,276	38.8%
Due after five years through ten years	2,593	41.0	2,768	47.3
Due after ten years	1,076	17.0	817	13.9
Total	$6,329	100.0%	$5,861	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of December 31, 2021 and 2020 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2021:
Loan-to-Value Ratio
0% – 59.99%	$3,111	$238	$51	$6	$3,406	53.8%
60% – 69.99%	1,906	190	46	—	2,142	33.8
70% – 79.99%	520	41	12	—	573	9.1
80% or greater	148	—	60	—	208	3.3
Total	$5,685	$469	$169	$6	$6,329	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2020:
Loan-to-Value Ratio
0% – 59.99%	$2,774	$106	$17	$12	$2,909	49.6%
60% – 69.99%	2,013	62	33	—	2,108	36.0
70% – 79.99%	555	49	13	—	617	10.5
80% or greater	189	21	17	—	227	3.9
Total	$5,531	$238	$80	$12	$5,861	100.0%
The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of December 31, 2021 and 2020 (dollars in millions):

	Recorded Investment
	Year of Origination
December 31, 2021:	2021	2020	2019	2018	2017	Prior	Total
Internal credit quality grade:
High investment grade	$725	$402	$645	$461	$344	$1,534	$4,111
Investment grade	367	272	331	301	296	502	2,069
Average	6	—	27	39	5	32	109
Watch list	—	—	—	—	—	4	4
In or near default	—	—	—	—	—	36	36
Total	$1,098	$674	$1,003	$801	$645	$2,108	$6,329

	Recorded Investment
	Year of Origination
December 31, 2020:	2020	2019	2018	2017	2016	Prior	Total
Internal credit quality grade:
High investment grade	$411	$616	$493	$336	$574	$1,008	$3,438
Investment grade	352	496	399	407	249	368	2,271
Average	—	—	—	19	37	55	111
Watch list	—	—	—	—	—	4	4
In or near default	—	—	—	—	—	37	37
Total	$763	$1,112	$892	$762	$860	$1,472	$5,861
The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of December 31, 2021 and 2020 (dollars in millions):

	2021	2020
Current	$6,329	$5,846
31 – 60 days past due	—	15
Total	$6,329	$5,861
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans as of December 31, 2021, 2020 and 2019 (dollars in millions):

	2021	2020	2019
Balance, beginning of period	$64	$12	$11
Adoption of new accounting standard	—	14	—
Change in allowance for credit losses	(29)	38	1
Balance, end of period	$35	$64	$12

The Company did not acquire any impaired mortgage loans during the years ended December 31, 2021 and 2020. The Company had no mortgage loans that were on a nonaccrual status as of December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, the Company modified the payment terms of 1 and 52 commercial mortgage loans, with a carrying value of approximately $10 million and $660 million, respectively, in response to COVID-19. These loans met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and were not considered a troubled debt restructuring. In accordance with the CARES Act criteria, these loans were not more than 30 days past due at December 31, 2019, and the modifications included deferral or delayed payments of principal or interest on the loan. The Company did not have any significant loans that were modified and met the criteria of a Troubled Debt Restructuring for the years ended December 31, 2021 and 2020.
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
Funds Withheld at Interest
As of December 31, 2021, $4.6 billion of the funds withheld at interest balance is primarily associated with two clients. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts and fair value option (“FVO”) contractholder-directed unit-linked investments. Other invested assets also include FHLB common stock, which is included in Other in the table below. As of December 31, 2021 and 2020, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of December 31, 2021 and 2020 are as follows (dollars in millions):

	2021	2020
Limited partnership interests and real estate joint ventures	$1,996	$1,367
Lifetime mortgages	758	935
Derivatives	175	140
FVO contractholder-directed unit-linked investments	52	289
Other	89	98
Total other invested assets	$3,070	$2,829

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
The Company sells protection under single name credit default swaps and credit default swap index tranches, as well as other credit derivatives, to diversify its credit risk exposure in certain portfolios and, in combination with purchasing securities, to replicate characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for indexed reference entities and single name reference entities are defined in the contracts. The Company’s maximum exposure to credit loss equals the notional value for credit default swaps. In the event of default of a referencing entity, the Company is typically required to pay the protection holder the full notional value less a recovery amount determined at auction.
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

Summary of Derivative Positions
Derivatives, except for embedded derivatives, are included in other invested assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the consolidated balance sheets with the host contract in funds withheld at interest or other liabilities, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of December 31, 2021 and 2020 (dollars in millions):

		December 31, 2021			December 31, 2020
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,273	$66	$1	$1,084	$93	$1
Financial futures	Equity	240	—	—	258	—	—
Foreign currency swaps	Foreign currency	150	1	—	150	—	18
Foreign currency forwards	Foreign currency	395	2	4	347	4	2
CPI swaps	CPI	563	34	7	612	11	19
Credit default swaps	Credit	1,321	29	1	1,517	13	—
Equity options	Equity	472	29	—	395	29	—
Synthetic GICs	Interest rate	16,143	—	—	16,644	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	227	62	—	58	—
Indexed annuity products		—	—	693	—	—	752
Variable annuity products		—	—	162	—	—	155
Total non-hedging derivatives		20,557	388	930	21,007	208	947
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	941	4	33	802	3	24
Foreign currency swaps	Foreign currency	153	1	—	234	8	1
Foreign currency forwards	Foreign currency	1,320	14	11	1,255	10	15
Forward bond purchase commitments	Interest rate	545	14	1	—	—	—
Total hedging derivatives		2,959	33	45	2,291	21	40
Total derivatives		$23,516	$421	$975	$23,298	$229	$987

Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps for the years ended December 31, 2021, 2020 and 2019 were (dollars in millions):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items
		Investment Related Gains (Losses)
For the Year Ended December 31, 2021:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(4)	$6
For the Year Ended December 31, 2020:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$8	$(10)
For the Year Ended December 31, 2019:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(4)	$—
Cash Flow Hedges
Certain derivative instruments are designated as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The Company designates and accounts for the following as cash flow hedges: (i) certain interest rate swaps, in which the cash flows of assets and liabilities are variable based on a benchmark rate; (ii) certain interest rate swaps, in which the cash flows of assets are denominated in different currencies, commonly referred to as cross-currency swaps and (iii) forward bond purchase commitments.
The following table presents the components of AOCI, before income tax, and the consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):

Amounts Included in AOCI
Balance December 31, 2018	$9
Gains (losses) deferred in other comprehensive income (loss)	(34)
Amounts reclassified to investment income	—
Amounts reclassified to interest expense	(1)
Balance December 31, 2019	(26)
Gains (losses) deferred in other comprehensive income (loss)	(27)
Amounts reclassified to investment income	—
Amounts reclassified to interest expense	4
Balance December 31, 2020	(49)
Gains (losses) deferred in other comprehensive income (loss)	20
Amounts reclassified to investment income	—
Amounts reclassified to interest expense	7
Balance December 31, 2021	$(22)
As of December 31, 2021, approximately $5 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months. For the same time period, no material amounts of before-tax deferred net gains recorded in AOCI are expected to be reclassified to investment income during the next twelve months.

The following table presents the effect of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
For the year ended December 31, 2021:		Investment Related Gains (Losses)	Investment Income	Interest Expense
Interest rate	$28	$—	$—	$(7)
Foreign currency/Interest rate	(8)	—	—	—
Total	$20	$—	$—	$(7)

For the year ended December 31, 2020:
Interest rate	$(33)	$—	$—	$(4)
Foreign currency/Interest rate	6	—	—	—
Total	$(27)	$—	$—	$(4)

For the year ended December 31, 2019:
Interest rate	$(32)	$—	$—	$1
Foreign currency/Interest rate	(2)	—	—	—
Total	$(34)	$—	$—	$1
For the years ended December 31, 2021, 2020 and 2019, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	For the years ended December 31,
Type of NIFO Hedge	2021	2020	2019
Foreign currency swaps	$(2)	$1	$(9)
Foreign currency forwards	—	(30)	(24)
Total	$(2)	$(29)	$(33)
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $137 million and $139 million as of December 31, 2021 and 2020, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been elected for hedge accounting treatment. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), net, except where otherwise noted.

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 is as follows (dollars in millions):

		Gains (Losses) for the years ended December 31,
Type of Non-hedging Derivative	Income Statement Location of Gains (Losses)	2021	2020	2019
Interest rate swaps	Investment related gains (losses), net	$(34)	$76	$65
Financial futures	Investment related gains (losses), net	(24)	(47)	(46)
Foreign currency swaps	Investment related gains (losses), net	20	(7)	—
Foreign currency forwards	Investment related gains (losses), net	(20)	5	1
Consumer price index swaps	Investment related gains (losses), net	46	16	(18)
Credit default swaps	Investment related gains (losses), net	33	16	30
Equity options	Investment related gains (losses), net	(33)	—	(40)
Longevity swaps	Other revenues	—	—	13
Mortality swaps	Other revenues	—	—	(1)
Subtotal		(12)	59	4
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	107	(62)	11
Indexed annuity products	Interest credited	10	(30)	(57)
Variable annuity products	Investment related gains (losses), net	(7)	8	5
Total non-hedging derivatives		$98	$(25)	$(37)
Changes in the credit valuation adjustment utilized by the Company to value its embedded derivatives resulted in a (decrease) and increase in investment related gains (losses), net of approximately $(36) million and $70 million for the years ended December 31, 2021 and 2020, respectively. Changes in the credit valuation adjustment did not have a material effect on the change in fair value for the year ended December 31, 2019.
Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company as of December 31, 2021 and 2020 (dollars in millions):

	2021			2020
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$28	$600	14.2	$11	$287	15.0
Subtotal	28	600	14.2	11	287	15.0
BBB+/BBB/BBB-
Single name credit default swaps	1	141	2.4	2	232	1.6
Credit default swaps referencing indices	—	565	5.1	—	988	3.9
Subtotal	1	706	4.6	2	1,220	3.5
BB+/BB/BB-
Single name credit default swaps	(1)	15	3.5	—	10	0.7
Subtotal	(1)	15	3.5	—	10	0.7
Total	$28	$1,321	9.0	$13	$1,517	5.6
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
The following table provides information relating to the netting of the Company’s derivative instruments as of December 31, 2021 and December 31, 2020 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments/Collateral (1)	Net Amount
December 31, 2021:
Derivative assets	$194	$(19)	$175	$(175)	$—
Derivative liabilities	58	(19)	39	(39)	$—
December 31, 2020:
Derivative assets	$171	$(31)	$140	$(128)	$12
Derivative liabilities	80	(31)	49	(193)	(144)
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of December 31, 2021, the Company had credit exposure of $18 million.
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
Note 6     FAIR VALUE OF ASSETS AND LIABILITIES
Fair Value Measurement
General accounting principles for Fair Value Measurements and Disclosures define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. These principles also establish a three-level fair value hierarchy that requires an entity to maximize the use of observable inputs and to minimize the use of unobservable inputs when measuring fair value:
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities. Active markets are defined through various characteristics for the measured asset/liability, such as having many transactions and narrow bid/ask spreads.
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation techniques and assumptions that use significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities and include those whose value is determined using market standard valuation techniques described above. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques that require management’s judgment or estimation in developing inputs that are consistent with those other market participants would use when pricing similar assets and liabilities.

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 are summarized below (dollars in millions):

December 31, 2021:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$38,103	$—	$34,215	$3,888
Canadian government	4,944	—	4,944	—
RMBS	1,050	—	1,049	1
ABS	4,005	—	2,908	1,097
CMBS	1,849	—	1,768	81
U.S. government	2,105	1,993	100	12
State and political subdivisions	1,323	—	1,290	33
Other foreign government	7,370	—	7,337	33
Total fixed maturity securities – available-for-sale	60,749	1,993	53,611	5,145
Equity securities	151	101	—	50
Funds withheld at interest – embedded derivatives	104	—	—	104
Funds withheld at interest	83	—	—	83
Cash equivalents	1,138	1,138	—	—
Short-term investments	64	—	36	28
Other invested assets:
Derivatives	175	—	175	—
FVO contractholder-directed unit-linked investments	52	—	52	—
Total other invested assets (1)	227	—	227	—
Total	$62,516	$3,232	$53,874	$5,410
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$855	$—	$—	$855
Other liabilities:
Funds withheld at interest – embedded derivatives	(61)	—	—	(61)
Derivatives	39	—	39	—
Total	$833	$—	$39	$794
(1)Other invested assets included in the fair value hierarchy exclude limited partnership interests that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of December 31, 2021, the fair value of such investments was $581 million.

December 31, 2020:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$36,208	$—	$33,179	$3,029
Canadian government	5,140	—	5,140	—
RMBS	1,817	—	1,814	3
ABS	3,092	—	2,896	196
CMBS	1,868	—	1,813	55
U.S. government	1,437	1,312	111	14
State and political subdivisions	1,390	—	1,381	9
Other foreign government	5,783	—	5,766	17
Total fixed maturity securities – available-for-sale	56,735	1,312	52,100	3,323
Equity securities	132	79	—	53
Funds withheld at interest – embedded derivatives	58	—	—	58
Funds withheld at interest	56	—	—	56
Cash equivalents	1,478	1,478	—	—
Short-term investments	197	32	150	15
Other invested assets:
Derivatives	140	—	140	—
FVO contractholder-directed unit-linked investments	289	224	65	—
Total other invested assets	429	224	205	—
Total	$59,085	$3,125	$52,455	$3,505
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$907	$—	$—	$907
Other liabilities:
Funds withheld at interest – embedded derivatives	—	—	—	—
Derivatives	49	—	49	—
Total	$956	$—	$49	$907
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
Equity Securities – Equity securities consist principally of common and preferred stock of publicly and privately traded companies. The fair values of publicly traded equity securities are primarily based on quoted market prices in active markets and are classified within Level 1 in the fair value hierarchy. Non-binding broker quotes and internally developed evaluations for equity securities are generally based on significant unobservable inputs and are reflected as Level 3 in the fair value hierarchy.
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
For embedded derivative liabilities associated with the underlying products in reinsurance treaties, primarily equity-indexed and variable annuity treaties, the Company utilizes a discounted cash flow model, which includes an estimate of future equity option purchases and an adjustment for a CVA. The variable annuity embedded derivative calculations are performed by third parties based on methodology and input assumptions provided by the Company. To validate the reasonableness of the resulting fair value, the Company’s internal actuaries perform reviews and analytical procedures on the results. The capital market inputs to the model, such as equity indexes, short-term equity volatility and interest rates, are generally observable. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy,
The fair value of embedded derivatives associated with funds withheld reinsurance treaties is determined based upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the

Company’s funds withheld at interest asset with an adjustment for a CVA. The fair value of the underlying assets is generally based on a variety of sources and pricing methodologies chosen by the ceding company, which are not transparent to the Company and may include significant unobservable inputs. Additionally, some of the valuations also require certain significant inputs, which are generally not observable. Therefore, the valuation of the embedded derivative assets and liabilities associated with these funds withheld reinsurance treaties are considered Level 3 in the fair value hierarchy. Where those funds withheld reinsurance agreements are ceded by the Company, the same approach is taken to valuing the embedded derivatives associated with the funds withheld at interest liability.
Credit Valuation Adjustment – The Company uses a structural default risk model to estimate a CVA. The input assumptions are a combination of externally derived and published values (default threshold and uncertainty), market inputs (interest rate, equity price per share, debt per share, equity price volatility) and insurance industry data (Loss Given Default), adjusted for market recoverability.
Funds Withheld at Interest – Funds withheld at interest, elected at fair value on a limited basis, include assets where inputs are not observable in the market and are considered Level 3 in the fair value hierarchy.
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
FVO Contractholder-Directed Unit-Linked Investments – FVO contractholder-directed investments supporting unit-linked variable annuity type liabilities consist of fixed maturity securities, exchange-traded funds and to a lesser extent cash and cash equivalents. The fair values of the exchange-traded securities are primarily based on quoted market prices in active markets and are classified within Level 1 of the hierarchy. The fair value of the fixed maturity contractholder-directed securities is determined on a basis consistent with the methodologies described above for fixed maturity securities and are classified within Level 2 of the hierarchy.
Derivative Assets and Derivative Liabilities – All of the derivative instruments utilized by the Company are classified within Level 2 on the fair value hierarchy. These derivatives are principally valued using an income approach. Valuations of interest rate contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, London Interbank Offered Rate (“LIBOR”) basis curves, Overnight Index Swaps curves, and repurchase rates. Valuations of foreign currency contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves. Valuations of credit contracts, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility.

Quantitative Information Regarding Internally-Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of December 31, 2021 and 2020 (dollars in millions):

	Estimated Fair Value		Valuation	Unobservable	Range (Weighted Average)
Assets:	2021	2020	Technique	Input	2021	2020
Corporate	$49	$37	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
				EBITDA Multiple	5.2x-7.0x (6.4x)	5.2x-11.2x (7.1x)
ABS	205	87	Market comparable securities	Liquidity premium	2-18% (4%)	1-18% (1%)
U.S. government	12	14	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	5	10	Market comparable securities	EBITDA Multiple	6.9x-10.6x (8.0x)	6.9x-10.6x (7.9x)

Funds withheld at interest – embedded derivatives	182	58	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (18%)	0-35% (13%)
				Withdrawal	0-5% (4%)	0-5% (3%)
				CVA	0-5% (0%)	0-5% (1%)
				Crediting rate	1-4% (2%)	2-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	693	752	Discounted cash flow	Mortality	0-100% (2%)	0-100% (3%)
				Lapse	0-35% (16%)	0-35% (13%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	1-4% (2%)	2-4% (2%)
Interest-sensitive contract liabilities – embedded derivatives – variable annuities	162	155	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25% (4%)	0-25% (4%)
				Withdrawal	0-7% (5%)	0-7% (5%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (14%)	0-27% (13%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the year ended December 31, 2021:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives, net(1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$3,029	$17	$254	$23	$53	$15	$58	$56	$(907)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	5	—	1	—	—	—	—	(4)	—
Investment related gains (losses), net	(5)	—	—	—	13	—	107	—	(7)
Interest credited	—	—	—	—	—	—	—	—	10
Included in other comprehensive income	(28)	(4)	(6)	—	—	—	—	(1)	—
Other revenues	—	—	—	—	—	—	—	—	—
Purchases(2)	1,506	25	1,038	—	9	31	—	36	(34)
Sales(2)	(53)	—	(6)	—	(25)	(3)	—	—	—
Settlements(2)	(587)	(5)	(186)	(3)	—	(10)	—	(4)	83
Transfers into Level 3	29	—	84	25	—	—	—	—	—
Transfers out of Level 3	(8)	—	—	—	—	(5)	—	—	—
Fair value, end of period	$3,888	$33	$1,179	$45	$50	$28	$165	$83	$(855)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$4	$—	$1	$—	$—	$—	$—	$(4)	$—
Investment related gains (losses), net	(7)	—	—	—	7	—	107	—	(15)
Other revenues	—	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	—	(72)
Included in other comprehensive income	(24)	(4)	(6)	—	—	—	—	(1)	—
(1)Funds withheld at interest – embedded derivative assets and liabilities are presented net for purposes of the rollforward.
(2)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

For the year ended December 31, 2020:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$2,186	$720	$208	$25	$77	$2	$121	$—	$(930)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	2	—	—	—	—	—	—	(4)	—
Investment related gains (losses), net	(22)	—	—	—	(13)	—	(63)	—	8
Interest credited	—	—	—	—	—	—	—	—	(30)
Included in other comprehensive income	28	1	(7)	1	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Purchases(1)	1,193	—	149	—	3	17	—	60	(32)
Sales(1)	(182)	—	(5)	—	—	—	—	—	—
Settlements(1)	(229)	—	(59)	(3)	—	(3)	—	—	77
Transfers into Level 3	57	—	38	—	—	—	—	—	—
Transfers out of Level 3	(4)	(704)	(70)	—	(14)	(1)	—	—	—
Fair value, end of period	$3,029	$17	$254	$23	$53	$15	$58	$56	$(907)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—	$—	$(4)	$—
Investment related gains (losses), net	(23)	—	—	—	(13)	—	(63)	—	(2)
Other revenues	—	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	—	(107)
Included in other comprehensive income	(34)	1	(8)	1	—	—	—	—	—
(1)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

For the year ended December 31, 2019:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives	Other assets – longevity and mortality swaps	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$1,331	$533	$103	$28	$33	$2	$110	$48	$(945)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	1	15	—	—	—	—	—	—	—
Investment related gains (losses), net	(11)	—	—	—	12	—	11	—	5
Interest credited	—	—	—	—	—	—	—	—	(57)
Included in other comprehensive income	48	162	4	1	—	(1)	—	(2)	—
Other revenues	—	—	—	—	—	—	—	12	—
Purchases(1)	1,050	10	85	—	33	30	—	—	(17)
Sales(1)	(81)	—	(1)	—	(1)	(1)	—	—	—
Settlements(1)	(194)	—	(63)	(4)	—	(1)	—	(58)	84
Transfers into Level 3	43	—	86	—	—	—	—	—	—
Transfers out of Level 3	(1)	—	(6)	—	—	(27)	—	—	—
Fair value, end of period	$2,186	$720	$208	$25	$77	$2	$121	$—	$(930)
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
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. For the year ended December 31, 2021, the Company did not have any material assets that were measured at fair value due to impairment. The following table presents information for assets measured at an estimated fair value on a nonrecurring basis as of December 31, 2020, and still held at the reporting date (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	Carrying Value After Measurement	Net Investment Gains (Losses)
	At December 31,	Years ended December 31,
(dollars in millions)	2020	2020
Limited partnership interests(1)	$20	$(17)
(1)Impairments on these investments were recognized at estimated fair value determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. The market for these investments has limited activity and price transparency.

Fair Value of Financial Instruments
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of December 31, 2021 and 2020 (dollars in millions). This table excludes any payables or receivables for collateral under repurchase or reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

		Estimated Fair	Fair Value Measurement Using:
December 31, 2021:	Carrying Value (1)	Value	Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$6,283	$6,580	$—	$—	$6,580	$—
Policy loans	1,234	1,234	—	1,234	—	—
Funds withheld at interest	6,747	7,075	—	—	7,075	—
Cash and cash equivalents	1,810	1,810	1,810	—	—	—
Short-term investments	23	23	23	—	—	—
Other invested assets	910	907	6	70	831	—
Accrued investment income	533	533	—	533	—	—
Liabilities:
Interest-sensitive contract liabilities	$18,625	$19,540	$—	$—	$19,540	$—
Other liabilities – funds withheld at interest	1,658	1,657			1,657	—
Long-term debt	3,667	3,886	—	—	3,886	—
Collateral finance and securitization notes	180	153	—	—	153	—

December 31, 2020:
Assets:
Mortgage loans on real estate	$5,787	$6,167	$—	$—	$6,167	$—
Policy loans	1,258	1,258	—	1,258	—	—
Funds withheld at interest	5,292	5,676	—	—	5,676	—
Cash and cash equivalents	1,930	1,930	1,930	—	—	—
Short-term investments	30	30	30	—	—	—
Other invested assets	1,482	1,601	5	89	1,018	489
Accrued investment income	511	511	—	511	—	—
Liabilities:
Interest-sensitive contract liabilities	$18,106	$19,683	$—	$—	$19,683	$—
Long-term debt	3,573	3,901	—	—	3,901	—
Collateral finance and securitization notes	388	351	—	—	351	—

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
Funds Withheld at Interest – The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. When funds withheld are specifically identified in the agreement, the fair value is based on the fair value of the underlying assets that are held by the ceding company. A variety of sources and pricing methodologies, which are not transparent to the Company and may include significant unobservable inputs, are used to value the securities that are held in distinct portfolios, therefore the valuation of these funds withheld assets and liabilities are considered Level 3 in the fair value hierarchy.
Cash and Cash Equivalents and Short-term Investments – The carrying values of cash and cash equivalents and short-term investments approximate fair values due to the short-term maturities of these instruments and are considered Level 1 in the fair value hierarchy.

Other Invested Assets – This primarily includes lifetime mortgages, FHLB common stock, limited partnership interests accounted for using the cost method and cash collateral. The fair value of the Company’s lifetime mortgage loan portfolio, considered Level 3 in the fair value hierarchy, is estimated by discounting cash flows, both principal and interest, using a risk-free rate plus an illiquidity premium. The cash flow analysis considers future expenses, changes in property prices, and actuarial analysis of borrower behavior, mortality and morbidity. The fair value of the Company’s common stock investment in the FHLB is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy. The fair value of limited partnership interests accounted for using the cost method, considered Level 3 in the fair value hierarchy, is estimated by internally developed valuation techniques. The fair value of the Company’s cash collateral is considered to be the carrying value and considered to be Level 1 in the fair value hierarchy.
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
Note 7   REINSURANCE CEDED RECEIVABLES AND OTHER
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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of the insurance and reinsurance companies from which it assumes and to which it cedes reinsurance. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2021 and 2020, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2021, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.

The following table presents information for the Company’s reinsurance ceded receivables and other, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of December 31, 2021 and 2020 (dollars in millions):

		2021		2020
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$1,626	63.0%	$—	—%
Reinsurer B	A+	423	16.4	420	42.7
Reinsurer C	A+	212	8.2	216	22.0
Reinsurer D	A	59	2.3	64	6.5
Reinsurer E	A+	44	1.7	46	4.7
Reinsurer F	A++	42	1.6	55	5.6
Other reinsurers		174	6.8	182	18.5
Total		$2,580	100.0%	$983	100.0%
Included in the total ceded reinsurance receivables balance were $203 million and $278 million of claims recoverable, of which $10 million and $10 million were in excess of 90 days past due, as of December 31, 2021 and 2020, respectively. Also included in the total reinsurance ceded receivable and other is a deposit asset on reinsurance of $1,626 million as of December 31, 2021.
The effect of reinsurance on net premiums is as follows (dollars in millions):

Years ended December 31,	2021	2020	2019
Direct insurance	$33	$58	$76
Reinsurance assumed	13,348	12,583	12,150
Reinsurance ceded	(868)	(947)	(929)
Net premiums	$12,513	$11,694	$11,297
The effect of reinsurance on claims and other policy benefits as follows (dollars in millions):

Years ended December 31,	2021	2020	2019
Direct insurance	$37	$97	$113
Reinsurance assumed	13,725	11,931	11,404
Reinsurance ceded	(986)	(953)	(1,320)
Net claims and other policy benefits	$12,776	$11,075	$10,197
The effect of reinsurance on life insurance in force is shown in the following schedule (dollars in millions):

	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2021	$1,117	$3,467,054	$166,842	$3,301,329	105.0%
December 31, 2020	1,990	3,480,692	184,625	3,298,057	105.5
December 31, 2019	1,316	3,480,206	192,864	3,288,658	105.8
At December 31, 2021 and 2020, respectively, the Company provided approximately $25.9 billion and $24.3 billion of financial reinsurance, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, to other insurance companies under financial reinsurance or capital solutions transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance treaties, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business but would reduce premiums in subsequent periods. Additionally, some reinsurance treaties give the ceding company the right to require the Company to place assets in trust for their benefit to support the ceding company’s statutory reserve credits, in the event of a downgrade of the Company’s credit ratings and or other statutory measure to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2021, neither the Company nor its subsidiaries have been required to post additional collateral or have had a reinsurance treaty recaptured as a result of credit downgrade or defined statutory measure decline.
Certain reinsurance treaties require the reinsurer to place assets in trust to collateralize the reinsurer’s obligation to the ceding company. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $4.1 billion and $3.7 billion were held in trust for the benefit of the Company’s subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2021 and 2020, respectively. Additionally, securities with an amortized cost of $28.7 billion and $27.7 billion as of December 31, 2021 and 2020, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary to another subsidiary, post additional collateral or make payments under a given reinsurance treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a reinsurance treaty, or loss of license or other regulatory authorization of such subsidiary. If the Company was ever required to move reinsurance from one subsidiary to another subsidiary, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional collateral may need to be posted or additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Note 8   DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in millions):

Years ended December 31,	2021	2020	2019
Balance, beginning of year	$3,616	$3,512	$3,398
Capitalization	541	478	526
Amortization (including interest)	(496)	(405)	(315)
Change in value of embedded derivatives	(36)	22	(15)
Attributed to unrealized investment gains (losses)	33	(26)	(97)
Foreign currency translation	32	35	15
Balance, end of year	$3,690	$3,616	$3,512
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
Note 9   INCOME TAX
The effective tax rate for 2021 was lower than the U.S. Statutory rate of 21.0% primarily as a result of the release of uncertain tax positions due to the expiration of the statute of limitations, and the release of valuation allowances primarily due to income earned in RGA Australia. This benefit was partially offset by income earned in jurisdictions with tax rates higher than the U.S. and GILTI, both emerging from income in Canada and Australia. Furthermore, the UK enacted an increase to the statutory tax rate resulting in a tax expense from the remeasurement of the deferred tax liabilities. The effective tax rate for 2020 was higher than the U.S. Statutory rate of 21.0% primarily as a result of income earned in jurisdictions with tax rates higher than the U.S., GILTI tax primarily due to RGA Canada's income, and a change in the corporate tax rate in the UK. These increases were partially offset by foreign tax credit utilization and bases differences in Australia.
Pre-tax income for the years ended December 31, 2021, 2020 and 2019 consists of the following (dollars in millions):

	2021	2020	2019
Pre-tax income – U.S.	$327	$79	$871
Pre-tax income – foreign	364	474	261
Total pre-tax income	$691	$553	$1,132

The provision for income tax expense for the years ended December 31, 2021, 2020 and 2019 consists of the following (dollars in millions):

	2021	2020	2019
Current income tax expense (benefit):
U.S.	$91	$75	$(9)
Foreign	72	79	60
Total current	163	154	51
Deferred income tax expense (benefit):
U.S.	(127)	(60)	182
Foreign	38	44	29
Total deferred	(89)	(16)	211
Total provision for income taxes	$74	$138	$262
The Company’s effective tax rate differed from the U.S. federal income tax statutory rate of 21% as a result of the following for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):

	2021	2020	2019
Tax provision at U.S. statutory rate	$145	$116	$238
Increase (decrease) in income taxes resulting from:
Tax rate differences on income in other jurisdictions	51	21	2
Differences in tax basis in foreign jurisdictions	(4)	(32)	(23)
Deferred tax valuation allowance	(18)	10	56
Amounts related to uncertain tax positions	(119)	10	8
Equity based compensation	(1)	(1)	(8)
Corporate rate changes	29	13	(1)
GILTI, net of credits	11	13	—
Subpart F for non-full inclusion companies	2	—	1
Foreign tax credits	(10)	(7)	(6)
Return to provision adjustments	(17)	(4)	(6)
Other, net	5	(1)	1
Total provision for income taxes	$74	$138	$262
Effective tax rate (1)	10.6%	24.9%	23.1%
(1)    The Company rounds amounts in the financial statements to millions and calculates the effective tax rate from the underlying whole-dollar amounts. Thus certain amounts may not recalculate based on the numbers due to rounding.
Total income taxes for the years ended December 31, 2021, 2020 and 2019 were as follows (dollars in millions):

	2021	2020	2019
Provision for income taxes	$74	$138	$262
Income tax from OCI and additional paid-in-capital:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	(520)	611	681
Foreign currency translation	23	(9)	3
Unrealized pension and post retirement	7	(1)	(5)
Total income taxes provided	$(416)	$739	$941

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2021 and 2020, are presented in the following tables (dollars in millions):

	2021	2020
Deferred income tax assets:
Nondeductible accruals	$85	$92
Net operating loss carryforward	251	254
Tax Credit Carryforward	50	—
Other	3	—
Subtotal	389	346
Valuation allowance	(218)	(251)
Total deferred income tax assets	171	95
Deferred income tax liabilities:
Deferred acquisition costs	754	775
Policy reserves and other reinsurance liabilities	1,085	1,105
Invested assets	793	1,043
Outside basis difference foreign subsidiaries	260	354
Foreign currency translation	66	40
Anticipated future tax credit reduction	58	20
Other	—	2
Total deferred income tax liabilities	3,016	3,339
Net deferred income tax liabilities	$2,845	$3,244
Balance sheet presentation of net deferred income tax liabilities:
Included in other assets	$41	$19
Included in deferred income taxes	2,886	3,263
Net deferred income tax liabilities	$2,845	$3,244
As of December 31, 2021, the valuation allowance against deferred tax assets was $218 million. During 2021, there were decreases to the valuation allowance due to pre-tax earnings in certain subsidiaries with valuation allowances. These decreases were partially offset by increases in the valuation allowance due to losses in subsidiaries that do not have a history of income. The valuation allowance was further impacted by changes in foreign currency translation during the year.
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
The earnings of substantially all of the Company's foreign subsidiaries have been permanently reinvested in foreign operations. The Company has provided for future tax on the full inclusion companies where the Company cannot assert permanent reinvestment. At December 31, 2021 and 2020, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $1.8 billion and $2.7 billion, respectively. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds were repatriated.
During 2021, 2020, and 2019, the Company received federal and foreign income tax refunds of approximately $20 million, $59 million, and $22 million, respectively. The Company made cash income tax payments of approximately $388 million, $167 million, and $66 million, in 2021, 2020, and 2019, respectively.
The following table presents consolidated net operating losses (“NOL”) as of December 31, 2021 (dollars in millions):

2021
NOL with no expiration and with no valuation allowance	$100
NOL with a full valuation allowance	187
NOL with no expiration and a partial valuation allowance	631
NOL with expiration dates between 2025 and 2041 with no valuation allowance	2
Total net operating loss carryforwards	$920
These net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, are not expected to be lost, due to the application of tax planning strategies that management would utilize.

As of December 31, 2021, the Company had foreign tax credit carryforwards of $50 million related to the U.S. and Ireland. The Ireland foreign tax credit of $26 million has a full valuation allowance.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service and is subject to audit by taxing authorities in other foreign jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2018, Canadian tax authorities for years prior to 2017 and with a few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years prior to 2016.
As of December 31, 2021, the Company’s total amount of unrecognized tax benefits is $34 million all of which would affect the effective tax rate, if recognized. Management believes it is reasonably possible that the unrecognized tax benefit could decrease by up to $5 million over the next 12 months if statutes expire.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019, is as follows (dollars in millions):

	Total Unrecognized Tax Benefits
	2021	2020	2019
Beginning balance, January 1	$342	$333	$325
Additions for tax positions of prior years	2	281	264
Reductions for tax positions of prior years	(312)	(278)	(262)
Additions for tax positions of current year	2	6	6
Ending balance, December 31	$34	$342	$333
The Company recognized interest expense (benefit) associated with uncertain tax positions in 2021, 2020 and 2019 of $(31) million, $11 million, and $12 million, respectively. As of December 31, 2021 and 2020, the Company had $3 million and $34 million, respectively, of accrued interest related to unrecognized tax benefits. There are no penalties accrued as of December 31, 2021 and 2020.
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
The Company also provides select health care and life insurance benefits for certain retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. Effective January 1, 2017, employees hired in the U.S. are not eligible for retiree health care benefits. The effect of the amendment was recorded in 2016 in AOCI and is being amortized through prior service cost. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits. Overfunded and underfunded plans are recognized in other assets and other liabilities, respectively.
A December 31 measurement date is used for all of the defined benefit and postretirement plans. The status of these plans as of December 31, 2021 and 2020 is summarized below (dollars in millions):

	December 31,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$254	$220	$81	$87
Service cost	18	14	3	3
Interest cost	4	6	2	2
Participant contributions	—	—	—	—
Amendments	—	—	(3)	—
Actuarial (gains) losses	(8)	25	(6)	(9)
Benefits paid	(12)	(12)	(2)	(2)
Foreign exchange translations and other adjustments	—	1	—	—
Benefit obligation at end of year	$256	$254	$75	$81

	December 31,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Change in plan assets:
Fair value of plan assets at beginning of year	$157	$133	$—	$—
Actual return on plan assets	15	18	—	—
Employer contributions	19	18	2	2
Participant contributions	—	—	—	—
Benefits paid and expenses	(12)	(12)	(2)	(2)
Fair value of plan assets at end of year	$179	$157	$—	$—
Funded status at end of year	$(77)	$(97)	$(75)	$(81)

	December 31,
	Qualified Plans		Non-Qualified Plans(1)		Total
	2021	2020	2021	2020	2021	2020
Aggregate fair value of plan assets	$179	$157	$—	$—	$179	$157
Aggregate projected benefit obligations	166	160	90	94	256	254
Over (under) funded	$13	$(3)	$(90)	$(94)	$(77)	$(97)
(1)For non-qualified plans, there are no required funding levels.

	December 31,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$52	$71	$20	$29
Net prior service cost (credit)	—	—	(9)	(8)
Total	$52	$71	$11	$21
The following table presents information for qualified and non-qualified pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2021 and 2020 (dollars in millions):

	2021	2020
Projected benefit obligation	$256	$254
Fair value of plan assets	179	157
The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2021 and 2020 (dollars in millions):

	2021	2020
Accumulated benefit obligation	$248	$243
Fair value of plan assets	179	157
The components of net periodic benefit cost, included in other operating expenses on the consolidated statements of income, and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in millions):

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Net periodic benefit cost:
Service cost	$18	$14	$13	$3	$3	$3
Interest cost	4	6	7	2	2	3
Expected return on plan assets	(10)	(9)	(7)	—	—	—
Amortization of net actuarial losses	6	5	4	2	2	1
Amortization of prior service cost (credit)	—	—	—	(1)	(1)	(1)
Settlements	—	—	—	—	—	—
Net periodic benefit cost	18	16	17	6	6	6

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gains) losses	(13)	17	14	(6)	(8)	14
Amortization of net actuarial (losses)	(6)	(5)	(4)	(2)	(2)	(1)
Amortization of prior service (cost) credit	—	—	—	1	1	1
Settlements	—	—	—	—	—	—
Prior service cost (credit)	—	—	—	(3)	—	—
Foreign exchange translations and other adjustments	—	—	—	—	—	—
Total recognized in other comprehensive income	(19)	12	10	(10)	(9)	14
Total recognized in net periodic benefit cost and other comprehensive income	$(1)	$28	$27	$(4)	$(3)	$20
During 2022, the Company expects to contribute $22 million and $2 million to the pension plans and other benefit plans, respectively.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in millions):

	Pension Benefits	Other Benefits
2022	$12	$2
2023	15	2
2024	16	2
2025	18	2
2026	17	3
2027 – 2031	97	17
Assumptions
The weighted average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Benefit obligation
Discount rate	2.64%	2.22%	3.05%	2.76%	2.41%	3.17%
Rate of compensation increase	4.74%	4.69%	4.61%	n/a	n/a	n/a
Net periodic benefit cost
Discount rate	2.21%	3.03%	4.03%	2.41%	3.17%	4.17%
Expected long-term rate of return on plan assets	6.50%	7.00%	7.00%	n/a	n/a	n/a
Rate of compensation increase	4.71%	4.60%	4.16%	n/a	n/a	n/a
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

The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	As of December 31,
	2021	2020
Health care cost trend rates assumed for next year	6.50%	7.00%
Ultimate cost trend rate	4.50%	4.50%
Year ultimate trend is reached	2026	2026
Plan Assets
Target allocations of U.S. qualified pension plan assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets are 60% equity securities and 40% debt securities as of December 31, 2021 and 2020. The Company’s plan assets are invested in mutual funds. The mutual funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.
The fair values of the Company’s qualified pension plan assets as of December 31, 2021 and 2020 are summarized below (dollars in millions):

	December 31, 2021
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(1)	$179	$179	$—	$—
Cash	—	—	—	—
Total	$179	$179	$—	$—
(1)Mutual funds were invested 27% in U.S. equity funds, 38% in U.S. fixed income funds, 18% in non-U.S. equity funds and 17% in other.

	December 31, 2020
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(2)	$157	$157	$—	$—
Cash	—	—	—	—
Total	$157	$157	$—	$—
(2)Mutual funds were invested 27% in U.S. equity funds, 39% in U.S. fixed income funds, 18% in non-U.S. equity funds and 16% in other.
As of December 31, 2021 and 2020, the Company classified all of its qualified pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 6 – “Fair Value of Asset and Liabilities” for additional detail on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of RGA also sponsor savings and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans were $21 million, $19 million and $16 million in 2021, 2020 and 2019, respectively.
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
Statutory net income and capital and surplus of the Company’s primary operating insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by the applicable state insurance department or local regulatory authority are as follows (dollars in millions):

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	2021	2020	2021	2020	2019
RGA Americas Reinsurance Company, Ltd.	$6,812	$8,249	$(241)	$879	$1,049
RGA Reinsurance Company	2,368	2,131	(98)	(133)	280
Reinsurance Company of Missouri, Incorporated	2,362	2,136	(13)	4	75
RGA Reinsurance Company (Barbados) Ltd.	1,781	1,835	52	268	234
RGA Atlantic Reinsurance Company Ltd.	1,137	1,441	(226)	175	243
RGA International Reinsurance Company dac	1,121	1,460	43	52	37
RGA Life Reinsurance Company of Canada	903	886	25	152	(225)
RGA Worldwide Reinsurance Company, Ltd.	702	703	10	104	106
RGA Global Reinsurance Company, Ltd.	565	495	93	59	71
RGA Reinsurance Company of Australia Limited	485	535	(22)	42	15
Other	1,015	1,298	(152)	194	114
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
A reconciliation of the surplus between NAIC SAP and practices prescribed by the state of domicile is shown below (dollars in millions):

	December 31,
	2021	2020
Prescribed practice – surplus	$403	$577
Prescribed practice – letters of credit	(461)	(461)
Surplus (deficit) – NAIC SAP	$(58)	$116
Reinsurance Company of Missouri (“RCM”), RGA Reinsurance and Chesterfield Reinsurance Company (“Chesterfield Re”) are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. Aurora National Life Assurance Company (“Aurora National”) is subject to California statutory provisions that are identical to those imposed by Missouri regarding the ability of Aurora National to pay dividends to RGA Reinsurance. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2022, RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $237 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA.
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
Dividend payments from non-U.S. operations are subject to similar restrictions established by local regulators. The non-U.S. regulatory regimes also commonly limit the dividend payments to the parent to a portion of the prior year’s statutory income, as determined by the local accounting principles. The regulators of the Company’s non-U.S. operations may also limit or prohibit profit repatriations or other transfers of funds to the U.S. if such transfers are deemed to be detrimental to the solvency or financial strength of the non-U.S. operations, or for other reasons. Most of the non-U.S. operating subsidiaries are second tier subsidiaries that are owned by various non-U.S. holding companies. The capital and rating considerations applicable to the first tier subsidiaries may also impact the dividends paid to RGA.
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
Note 12    COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of December 31, 2021 and 2020 are presented in the following table (dollars in millions):

	2021	2020
Limited partnership interests and joint ventures	$1,031	$678
Mortgage loans on real estate	152	199
Bank loans and private placements	768	194
Lifetime mortgages	41	43
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has a liability for expected credit losses associated with unfunded commitments of approximately $1 million and $2 million as of December 31, 2021 and 2020, respectively, which is included in other liabilities on the Company’s consolidated balance sheets.
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
Funding Agreements
Federal Home Loan Bank of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2021 and 2020, the Company had $1.4 billion and $1.9 billion, respectively, of FHLB funding agreements outstanding. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
During 2021, the Company executed an offering under its Funding Agreement Backed Notes (“FABN”) program, which allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of December 31, 2021, the Company had $500 million of FABN agreements outstanding and are included within interest-sensitive contract liabilities. On January 18, 2022, the Company issued additional FABN agreements totaling $400 million.
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
Guarantees
Statutory Reserve and Solvency Support
The Company has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, the Company has also committed to provide capital support to a third-party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right to use asset and lease obligation. As of December 31, 2021, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of December 31, 2021 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	2,671
2036	3,599
2037	6,850
2038	2,300
2039	7,351
2046	3,000
Other Guarantees
The Company has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s consolidated balance sheets in a policy related liability. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of December 31, 2021 and 2020 are reflected in the following table (dollars in millions):

	2021	2020
Treaty guarantees	$2,208	$1,934
Treaty guarantees, net of assets in trust	1,281	961
Securities borrowing and repurchase arrangements	134	133

Note 13     DEBT
Long-Term Debt
The Company’s long-term debt consists of the following as of December 31, 2021 and 2020 (dollars in millions):

	2021	2020
$400 million 5.00% Senior Notes due 2021	$—	$400
$400 million 4.70% Senior Notes due 2023	400	399
$400 million 3.95% Senior Notes due 2026	400	400
$600 million 3.90% Senior Notes due 2029	599	599
$600 million 3.15% Senior Notes due 2030	597	597
$100 million 4.09% Promissory Note due 2039	80	83
$400 million 6.20% Subordinated Debentures due 2042	400	400
$500 million 4.00% Surplus Notes due 2051	500	—
$400 million 5.75% Subordinated Debentures due 2056	400	400
$400 million Variable Rate Junior Subordinated Debentures due 2065	319	319
Sub-total	3,695	3,597
Unamortized issuance costs	(28)	(24)
Long-term Debt	$3,667	$3,573
RGA has entered into an interest rate swap on its Variable Rate Junior Subordinated Debentures that effectively fixes the interest rate on these securities at 4.82% until December 2037.
On December 13, 2021, RGA Reinsurance, a subsidiary of Reinsurance Group of America, Incorporated, entered into a subscription agreement with unaffiliated financial institutions as purchasers (the “Purchasers”), pursuant to which RGA Reinsurance has issued to the Purchasers 4.00% Surplus Notes due 2051 (the “Surplus Notes”). The proceeds of the Surplus Notes issued pursuant to the subscription agreement was $500 million. RGA Reinsurance will use the proceeds of the Surplus Notes for general corporate purposes. Capitalized issue costs were approximately $6 million.
On June 9, 2020, RGA issued 3.15% Senior Notes due June 15, 2030, with a face amount of $600 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $593 million and were used in part to repay the Company’s $400 million 5.00% Senior Notes that matured in June 2021, and the remainder was used for general corporate purposes. Capitalized issue costs were approximately $5 million.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness. As of December 31, 2021 and 2020, the Company had $3,695 million and $3,597 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2021 and 2020, the average interest rate on long-term debt outstanding was 4.42% and 4.54%, respectively.

The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Future principal payments due on long-term debt, excluding discounts, as of December 31, 2021, were as follows (dollars in millions):

	Calendar Year
	2022	2023	2024	2025	2026	Thereafter
Long-term debt	$3	$403	$3	$4	$404	$2,883
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2021 and 2020, there were approximately $53 million and $23 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the UK. As of December 31, 2021 and 2020, $1,440 million and $1,508 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.
The Company maintains seven committed credit facilities, a syndicated revolving credit facility and six letter of credit facilities. The committed credit facilities have a combined capacity of $988 million while the syndicated revolving credit facility is for $850 million and the remaining credit facilities have a capacity of $1,025 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s existing committed credit facilities as of December 31, 2021 and 2020 (dollars in millions):

		Amount Utilized(1) December 31,
Current Capacity	Maturity Date	2021	2020	Basis of Fees
$108	March 2022	$108	$107	Fixed
500	May 2022	376	210	Debt rating and utilization %
100	May 2023	70	75	Fixed
850	August 2023	21	21	Senior unsecured long-term debt rating
80 (2)	December 2023	80	100	Fixed
100	February 2024	51	51	Fixed
100	August 2024	40	100	Fixed
(1)Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.
(2)Foreign currency denominated facility, amounts presented are in U.S. dollars.
Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace. Total fees expensed associated with the Company’s letters of credit were $11 million, $10 million and $8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in policy acquisition costs and other insurance expenses.
Note 14     COLLATERAL FINANCE AND SECURITIZATION NOTES
Collateral Finance Notes
In 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850 million of Series A Floating Rate Insured Notes, due June 2036, in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by Regulation XXX on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $113 million direct investment by RGA, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2021 and 2020, respectively, the Company held assets in trust and in custody of $465 million and $572 million, of which $39 million and $40 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly, and totaled $1 million, $3 million and $9 million in 2021, 2020 and 2019, respectively.
In 2015, RGA’s subsidiary, RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) obtained CAD$200.0 million of collateral financing from a third party that matured in May 2020, enabling RGA Barbados to support collateral requirements for Canadian reinsurance transactions. The obligation is reflected on the consolidated balance sheets in collateral finance and securitization notes. Interest on the collateral financing is payable quarterly and accrues at 3-month Canadian Dealer Offered Rate plus a margin and totaled $0 million, $2 million and $5 million in 2021, 2020 and 2019, respectively.
Securitization Notes
In 2014, RGA’s subsidiary, Chesterfield Financial Holdings LLC, (“Chesterfield Financial”), issued $300 million of asset-backed notes due December 2024 in a private placement. The notes were called and fully redeemed on December 15, 2021. As of December 31, 2021 and 2020, the Company held deposits in trust of $0 million and $10 million, respectively, to cover interest payments on the notes, which are not available to satisfy the general obligations of the Company. Interest on the notes accrues at an annual rate of 4.50%, payable quarterly, and totaled $6 million, $7 million and $8 million in 2021, 2020 and 2019, respectively.
The Company’s collateral finance and securitization notes consist of the following as of December 31, 2021 and 2020 (dollars in millions):

	2021	2020
Timberlake Financial	$181	$247
Chesterfield Financial	—	143
Unamortized issuance costs	(1)	(2)
Total	$180	$388
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
Information related to revenues, income (loss) before income taxes, interest expense, depreciation and amortization, and assets of the Company’s operations are summarized below (dollars in millions):

For the years ended December 31,	2021	2020	2019
Revenues:
U.S. and Latin America:
Traditional	$7,198	$6,560	$6,500
Financial Solutions	1,492	1,220	1,279
Total	8,690	7,780	7,779
Canada:
Traditional	1,448	1,260	1,286
Financial Solutions	101	92	99
Total	1,549	1,352	1,385
Europe, Middle East and Africa:
Traditional	1,827	1,633	1,520
Financial Solutions	616	471	450
Total	2,443	2,104	1,970
Asia Pacific:
Traditional	2,778	2,806	2,681
Financial Solutions	417	309	228
Total	3,195	3,115	2,909
Corporate and Other	781	245	257
Total	$16,658	$14,596	$14,300

For the years ended December 31,	2021	2020	2019
Income (loss) before income taxes:
U.S. and Latin America:
Traditional	$(540)	$(298)	$265
Financial Solutions	515	295	398
Total	(25)	(3)	663
Canada:
Traditional	128	134	168
Financial Solutions	15	21	15
Total	143	155	183
Europe, Middle East and Africa:
Traditional	(239)	27	80
Financial Solutions	303	258	223
Total	64	285	303
Asia Pacific:
Traditional	(10)	174	105
Financial Solutions	98	59	23
Total	88	233	128
Corporate and Other	421	(117)	(145)
Total	$691	$553	$1,132

For the years ended December 31,	2021	2020	2019
Interest expense:
Corporate and Other	$127	$170	$173
Total	$127	$170	$173

For the years ended December 31,	2021	2020	2019
Depreciation and amortization:
U.S. and Latin America:
Traditional	$360	$291	$291
Financial Solutions	80	90	143
Total	440	381	434
Canada:
Traditional	21	24	20
Financial Solutions	—	—	—
Total	21	24	20
Europe, Middle East and Africa:
Traditional	66	46	56
Financial Solutions	1	1	1
Total	67	47	57
Asia Pacific:
Traditional	87	94	60
Financial Solutions	43	20	16
Total	130	114	76
Corporate and Other	22	23	22
Total	$680	$589	$609
The table above includes amortization of DAC, including the effect from investment related gains and losses.

For the years ended December 31,	2021	2020
Assets:
U.S. and Latin America:
Traditional	$20,572	$20,071
Financial Solutions	29,028	25,433
Total	49,600	45,504
Canada:
Traditional	5,091	4,682
Financial Solutions	18	13
Total	5,109	4,695
Europe, Middle East and Africa:
Traditional	4,670	4,763
Financial Solutions	7,165	7,292
Total	11,835	12,055
Asia Pacific:
Traditional	10,048	8,197
Financial Solutions	7,678	4,299
Total	17,726	12,496
Corporate and Other	7,905	9,906
Total	$92,175	$84,656
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
No individual client generated 10% or more of the Company’s total gross premiums and other revenues on a consolidated basis in 2021, 2020 and 2019. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Note 16   POLICY CLAIMS AND BENEFITS
Liabilities for Unpaid Claims and Claim Expense
The Company uses several actuarial methods to compute incurred-but-not reported liabilities. These methods use historical claim reporting patterns to develop a triangle of reported claim amounts. The claim triangle is then used to develop the ultimate claims amount and the incurred-but-not reported liabilities. Expected claim methods use exposure data such as premiums to develop the ultimate claim amount. The final method blends the estimates from the development and the expected claim methods. There were no significant changes in methodologies during 2021.
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

U.S. and Latin America											As of
(dollars in millions)											December 31, 2021
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$323	$309	$297	$298	$299	$298	$297	$297	$296	$297	$—
2013		349	333	339	337	336	336	337	335	336	—
2014			408	411	396	397	396	399	399	401	—
2015				460	461	465	462	462	463	463	—
2016					501	500	501	497	497	498	—
2017						485	514	509	504	503	—
2018							538	538	524	517	1
2019								491	473	456	4
2020									469	426	25
2021										509	211
									Total	$4,406

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$109	$222	$244	$252	$258	$264	$268	$272	$275	$279
2013		114	249	277	286	292	297	302	305	309
2014			129	305	337	349	356	364	368	374
2015				146	361	407	422	431	437	441
2016					185	393	437	451	460	467
2017						190	403	448	462	468
2018							183	415	465	479
2019								180	372	418
2020									159	356
2021										177
							Total			$3,768
			All outstanding claims prior to 2012, net of reinsurance							110
		Liabilities for claims and claim adjustment expense, net of reinsurance								$748
(1)2012 – 2020 unaudited.

Asia Pacific											As of
(dollars in millions)											December 31, 2021
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$214	$287	$292	$295	$303	$313	$319	$323	$325	$328	$3
2013		302	323	313	310	324	338	340	339	340	4
2014			285	309	273	279	293	295	295	294	5
2015				287	265	258	275	275	276	275	8
2016					235	212	219	227	226	223	7
2017						219	221	221	224	211	7
2018							261	279	273	261	22
2019								261	270	277	44
2020									154	151	40
2021										72	37
									Total	$2,432

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$51	$139	$191	$230	$251	$268	$283	$293	$301	$307
2013		51	149	216	243	269	292	304	313	320
2014			36	140	183	212	236	250	260	267
2015				50	122	172	208	229	241	251
2016					39	101	137	157	172	183
2017						37	90	119	141	157
2018							33	110	151	182
2019								39	105	145
2020									23	56
2021										8
								Total		$1,876
			All outstanding claims prior to 2012, net of reinsurance							75
			Liabilities for claims and claim adjustment expense, net of reinsurance							$631
(1)2012 – 2020 unaudited.
The following is unaudited supplementary information about average historical claims duration as of December 31, 2021:

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
U.S. and Latin America	35.6%	42.8%	9.0%	2.8%	1.8%	1.6%	1.2%	1.3%	1.1%	1.1%
Asia Pacific	15.0%	27.2%	16.1%	10.6%	7.3%	5.2%	3.9%	2.6%	2.2%	2.0%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claims Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense in the consolidated balance sheet as of December 31, 2021, is as follows (dollars in millions):

2021
Liabilities for claims and claim adjustment expense, net of reinsurance:
U.S. and Latin America	$748
Asia Pacific	631
Liabilities for claims and claim adjustment expense, net of reinsurance	1,379
Adjustments to reconcile to total policy claims and future policy benefits:
Reinsurance recoverable	13
Effect of discounting	(105)
Unallocated claims adjustment expense	7
Total adjustments	(85)
Other short-duration contracts:
Canada	276
Europe, Middle East and Africa	636
Other	272
Liability for unpaid claims and claim adjustment expense – short-duration	2,478
Liability for unpaid claims and claim adjustment expense – long-duration	5,575
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)	$8,053
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in future policy benefits and other policy-related balances within the Company’s consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	2021	2020	2019
Balance, beginning of period	$7,556	$6,786	$6,585
Less: reinsurance recoverable	(641)	(564)	(433)
Net balance, beginning of period	6,915	6,222	6,152
Incurred:
Current year	13,181	11,195	10,307
Prior years	(377)	123	154
Total incurred	12,804	11,318	10,461
Payments:
Current year	(6,284)	(5,617)	(5,140)
Prior years	(5,810)	(5,204)	(5,305)
Total payments	(12,094)	(10,821)	(10,445)
Other changes:
Interest accretion	31	36	33
Foreign exchange adjustments	(159)	160	21
Total other changes	(128)	196	54

Net balance, end of period	7,497	6,915	6,222
Plus: reinsurance recoverable	556	641	564
Balance, end of period	$8,053	$7,556	$6,786
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

Note 17   EQUITY
On June 5, 2020, the Company completed a public offering of 6,172,840 shares of common stock, $0.01 par value per share, at a public offering price of $81.00 per share. The Company received net proceeds of approximately $481 million. The Company granted the underwriters an option to purchase from the Company, within 30 days after the Underwriting Agreement dated June 2, 2020, up to an additional 925,926 shares of common stock at the offering price of $81.00 per share. The underwriters’ option was not exercised and expired on July 2, 2020. The Company used the net proceeds of the offering for general corporate purposes.
Common Stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2018	79,137,758	16,323,390	62,814,368
Common Stock acquired	—	546,614	(546,614)
Stock-based compensation (1)	—	(388,348)	388,348
Balance, December 31, 2019	79,137,758	16,481,656	62,656,102
Equity offering	6,172,840	—	6,172,840
Common Stock acquired	—	1,074,413	(1,074,413)
Stock-based compensation (1)	—	(202,372)	202,372
Balance, December 31, 2020	85,310,598	17,353,697	67,956,901
Common Stock acquired	—	852,037	(852,037)
Stock-based compensation (1)	—	(65,866)	65,866
Balance, December 31, 2021	85,310,598	18,139,868	67,170,730
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
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. As of December 31, 2021, $72 million of RGA’s common stock may still be purchased under the 2019 share repurchase program.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. The pace of repurchase activity depends on various factors such as the level of available cash, the impact of the ongoing COVID-19 pandemic, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
The following table summarizes the Company’s current share repurchase program activity under the 2019 share repurchase program for the years ended December 31, 2021 and 2020 (dollar amounts in millions, except for the number of shares and per share amounts):

Year of Repurchase	Shares Repurchased	Amount Paid	Average Per Share
2021	852,037	$96	$112.64
2020	1,074,413	$153	$142.05

Other Comprehensive Income (Loss)
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):
For the year ended December 31, 2021:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$85	$(24)	$61
Foreign currency swap	(2)	1	(1)
Net foreign currency translation adjustments	83	(23)	60
Unrealized gains on investments:(1)
Unrealized net holding losses arising during the year	(2,093)	471	(1,622)
Less: Reclassification adjustment for net gains realized in net income	226	(49)	177
Net unrealized gains	(2,319)	520	(1,799)
Change in impairments on fixed maturity securities	—	—	—
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	2	—	2
Net gain (loss) arising during the period	27	(7)	20
Unrealized pension and postretirement benefits, net	29	(7)	22
Other comprehensive income (loss)	$(2,207)	$490	$(1,717)
For the year ended December 31, 2020:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$43	$3	$46
Foreign currency swap	(29)	6	(23)
Net foreign currency translation adjustments	14	9	23
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	2,812	(614)	2,198
Less: Reclassification adjustment for net gains realized in net income	(8)	(1)	(9)
Net unrealized gains	2,820	(613)	2,207
Change in impairments on fixed maturity securities	(8)	2	(6)
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(1)	—	(1)
Net gain (loss) arising during the period	(2)	1	(1)
Unrealized pension and postretirement benefits, net	(3)	1	(2)
Other comprehensive income (loss)	$2,823	$(601)	$2,222
For the year ended December 31, 2019:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$113	$(10)	$103
Foreign currency swap	(33)	7	(26)
Net foreign currency translation adjustments	80	(3)	77
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	3,208	(698)	2,510
Less: Reclassification adjustment for net gains realized in net income	84	(17)	67
Net unrealized gains	3,124	(681)	2,443
Change in impairments on fixed maturity securities	—	—	—
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(1)	—	(1)
Net gain arising during the period	(23)	5	(18)
Unrealized pension and postretirement benefits, net	(24)	5	(19)
Other comprehensive income (loss)	$3,180	$(679)	$2,501
(1)Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in millions):

For the years ended December 31,	2021	2020	2019
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$(2,299)	$2,837	$3,258
Other investments(1)	(64)	29	(37)
Effect on unrealized appreciation on:
Deferred policy acquisition costs	44	(54)	(98)
Net unrealized appreciation (depreciation)	$(2,319)	$2,812	$3,123
(1)Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.
The balance of and changes in each component of AOCI were as follows (dollars in millions):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments (1)	Pension and Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	(169)	856	(51)	636
OCI before reclassifications	80	3,306	(28)	3,358
Amounts reclassified from AOCI	—	(182)	4	(178)
Deferred income tax benefit (expense)	(3)	(681)	5	(679)
Balance, December 31, 2019	(92)	3,299	(70)	3,137
OCI before reclassifications	14	2,854	(9)	2,859
Amounts reclassified from AOCI	—	(42)	6	(36)
Deferred income tax benefit (expense)	9	(611)	1	(601)
Balance, December 31, 2020	$(69)	$5,500	$(72)	$5,359
OCI before reclassifications	83	(2,144)	22	(2,039)
Amounts reclassified from AOCI	—	(175)	7	(168)
Deferred income tax benefit (expense)	(23)	520	(7)	490
Balance, December 31, 2021	$(9)	$3,701	$(50)	$3,642
(1)Includes cash flow hedges of $(22), $(49) and $(26) as of December 31, 2021, 2020 and 2019, respectively. See Note 5 for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the years ended December 31, 2021 and 2020 (dollars in millions):

	Amount Reclassified from AOCI
Details about AOCI Components	2021	2020	Affected Line Item in Statement of Income
Net unrealized investment gains (losses):
Net unrealized gains and losses on available-for-sale securities	$226	$(8)	Investment related gains (losses), net
Cash flow hedges – Interest rate	(7)	(4)	(1)
Cash flow hedges – Currency/Interest rate	—	—	(1)
Cash flow hedges – Forward bond purchase commitments	—	—	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	(44)	54	(2)
Total	175	42
Provision for income taxes	(38)	(12)
Net unrealized gains (losses), net of tax	$137	$30

Amortization of defined benefit plan items:
Prior service cost (credit)	$1	$1	(3)
Actuarial gains (losses)	(8)	(7)	(3)
Total	(7)	(6)
Provision for income taxes	1	1
Amortization of defined benefit plans, net of tax	$(6)	$(5)

Total reclassifications for the period	$131	$25
(1)See Note 5 for information on cash flow hedges.
(2)See Note 8 for information on deferred policy acquisition costs.
(3)See Note 10 for information on employee benefit plans.

Equity Based Compensation
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2021, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 16,460,077 and 462,500 respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its stock plans.
Equity-based compensation expense of $55 million, $(12) million, and $39 million related to grants or awards under the Stock Plans was recognized in 2021, 2020 and 2019, respectively. The equity compensation credit for the year ended December 31, 2020, is attributable to the reduction in the estimated financial performance measures associated with performance-based stock awards, primarily due to the adverse impact of COVID-19 on the Company’s financial results. Equity-based compensation expense is principally related to the issuance of performance contingent restricted units, stock appreciation rights and restricted stock.
In general, stock awards granted under the Plan become exercisable over vesting periods ranging from one to four years. SARs are generally granted with a conversion price equal to the stock’s fair value at the date of grant and expire 10 years after the date of grant. There are no stock options outstanding under the Directors Plan during the periods presented. Information with respect to grants under the Stock Plans are as follows.
Stock Options and Stock Appreciation Rights
The following table presents a summary of options and SARs activity:

	Number of Options and SARs	Weighted-Average Exercise/Conversion Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	2,168,395	$102.30
Granted	200,239	$129.01
Exercised	(144,042)	$60.47
Forfeited	(1,878)	$129.01
Outstanding at December 31, 2021	2,222,714	$107.39	$28.7
Awards exercisable	1,800,569	$103.30	$28.7
The intrinsic value of awards exercised was $8 million, $15 million, and $31 million for 2021, 2020 and 2019, respectively.

	Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/2021	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/2021	Weighted-Average Exercise Price
$50.00 – $89.99	368,754	1.3	$64.03	368,754	$64.03
$90.00 – $99.99	703,305	3.8	$92.55	703,305	$92.55
$100.00 – $139.99	805,743	7.8	$122.90	430,718	$123.44
$140.00 +	344,912	6.7	$147.80	297,792	$148.20
Totals	2,222,714	5.3	$107.39	1,800,569	$103.30
The following table presents the weighted average assumptions used to determine the fair value of SARs issued:

For the years ended December 31,	2021	2020	2019
Dividend yield	2.17%	2.37%	1.65%
Risk-free rate of return	1.04%	0.69%	2.67%
Expected volatility	34.5%	18.8%	18.2%
Expected life (years)	6.3	7.0	6.0
Weighted average exercise price of stock options granted	$129.01	$117.85	$145.25
Weighted average fair value of stock options granted	$34.93	$15.14	$26.59
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
Performance Contingent Awards
Performance contingent awards include both Performance Contingent Shares (“PCS”) and Performance Share Units (“PSU”).
•Performance Contingent Shares, are units that, if they vest, are multiplied by a performance factor to produce a number of final units that are paid in the Company’s common stock. Each PCS represents the right to receive up to two shares of Company’s common stock, depending on the results of certain performance measures.
•Performance Share Units, are units that, if they vest, are paid in the Company’s common stock. Each PSU represents the right to receive one share of Company common stock, depending on the results of certain performance measures.
The compensation expense related to each type of performance continent award is recognized ratably over the requisite performance period. Performance contingent awards are accounted for as equity awards, but are not credited with dividend-equivalents for actual dividends paid on the Company’s common stock during the performance period.
Restricted Stock Units
In general, restricted stock units (“RSUs”) become payable at the end of a two or three-year vesting period. Each RSU, if they vest, represents the right to receive one share of Company common stock. RSUs awarded under the plan generally have no strike price and are included in the Company’s shares outstanding.
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Contingent Awards	Restricted Stock Units
Outstanding at December 31, 2020	291,129	76,390
Granted	167,862	328,491
Change in units based on performance factor	(117,589)	—
Paid	—	(18,487)
Forfeited	(997)	(6,506)
Outstanding at December 31, 2021 (1)	340,405	379,888
(1)Amount outstanding at December 31, 2021, includes the amount of shares to be issued under RSUs expected to vest and number of shares to be issued under performance continent awards at target performance. The amount of shares do not reflect potential increases or decreases that may result from the performance factor results except for the 2019 – 2021 grants which vested as of December 31, 2021.
During 2021, the Company issued 167,862 performance contingent awards at a weighted average fair value per unit of $129.01.
As of December 31, 2021, the total compensation cost of non-vested awards not yet recognized in the financial statements was $21.0 million. It is estimated that these costs will vest over a weighted average period of 0.7 years.
The majority of the awards granted each year under the board-approved incentive compensation package and Directors Plan are made in the first quarter of each year.
Note 18   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Years Ended December 31,
(in millions, except per share data)	Three Months Ended
2021	March 31,	June 30,	September 30,	December 31,
Total Revenues	$4,119	$4,137	$4,043	$4,359
Total benefits and expenses	3,933	3,655	4,077	4,302
Income before income taxes	186	482	(34)	57
Net Income	139	344	(22)	156
Earnings Per Share:
Basic earnings per share	$2.04	$5.06	$(0.32)	$2.32
Diluted earnings per share	2.03	5.02	(0.32)	2.30
2020	March 31,	June 30,	September 30,	December 31,
Total Revenues	$3,204	$3,606	$3,643	$4,143
Total benefits and expenses	3,300	3,411	3,358	3,974
Income before income taxes	(96)	195	285	169
Net Income	(88)	158	213	132
Earnings Per Share:
Basic earnings per share	$(1.41)	$2.49	$3.13	$1.95
Diluted earnings per share	(1.41)	2.48	3.12	1.94

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the "Company") as of December 31, 2021 and 2019, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 25, 2022

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of the Company’s workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on the Company’s internal controls over financial reporting during the most recent quarter. The Company continues to monitor and assess the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.
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
Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2021 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2021.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Reinsurance Group of Americas Incorporated and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
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
February 25, 2022

Item 9B.         OTHER INFORMATION
None.
Part III
Item 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company is found in the Proxy Statement under the captions “Board of Directors – Item 1 – Election of Directors,” “– Director Qualifications and Nomination,” “Stock Ownership – Delinquent Section 16(a) Reports,” “Corporate Governance – Overview,” and “– Board Committees” and is incorporated herein by reference.
Executive Officers
The following is certain additional information concerning each individual who is an executive officer of the Company or its primary U.S.-based operating subsidiary, RGA Reinsurance Company.
Leslie Barbi, 55, is Executive Vice President, Chief Investment Officer of the Company. She is also a member of the Company’s Executive Committee. Prior to joining RGA in 2020, Ms. Barbi served as Executive Officer – Senior Vice President, Head of Public Investments for Northwestern Mutual Life Insurance Company. Prior to that, she was the Senior Managing Director, Head of Public Fixed Income at The Guardian Life Insurance Company of America. Earlier in her career, Ms. Barbi held senior positions at Goldman Sachs Asset Management and at Pacific Investment Management Company (PIMCO).
Gay Burns, 55, is Executive Vice President, Chief Human Resources Officer for the Company. She is also Chairperson of the RGA Foundation and a member of the Company’s Executive Committee. Prior to joining RGA in 2011, she served as Managing Director, Talent Development and Managing Director, Global HR Operations for Swiss Re. Prior to that, Ms. Burns was a human resources executive with Employer’s Reinsurance Corporation, a General Electric subsidiary.
Lawrence S. Carson, 50, is Executive Vice President, Global Financial Solutions (“GFS”) unit, which is responsible for all of RGA’s financial reinsurance, asset-intensive reinsurance and bulk longevity business worldwide. He is also a member of the Company’s Executive Committee. Most recently, Mr. Carson was Executive Vice President and Chief Actuary of GFS. Prior to joining RGA in 1999, he was with the actuarial firm of Milliman and Robertson (now Milliman Inc.), where he worked on demutualizations, mergers and acquisitions valuations, and market conduct class-action settlements. Previously, he was with Equitable Life Assurance Society. Mr. Carson is a Fellow of the Society of Actuaries.
Tony Cheng, 48, is Executive Vice President, Head of Asia, Australia and EMEA. He is also a member of RGA’s Executive Committee. He joined RGA in 1997 as Chief Actuary of Malaysian Life Reinsurance Group Berhad, the Company’s joint venture with the Life Insurance Association of Malaysia. In 2004, Mr. Cheng was named Chief Executive Officer of the Hong Kong office, responsible for all business activity in Hong Kong and Southeast Asia, and in 2011, was appointed Senior Vice President, Asia, an expanded role incorporating overall management of RGA’s Asia operations.
Olav Cuiper, 64, is Executive Vice President, Chief Client Officer. He is also a member of the Executive Committee. Prior to joining RGA in 2009, he was Managing (statutory) Director Europe for Fortis Insurance International. Before then, Mr. Cuiper was Managing (statutory) Director of Group Life/Institutional Clients for Delta Lloyd Insurance NV. His work experience also includes business development positions with Sedgwick/Mercer and with Goudse Verzekeringen in the Netherlands. Mr. Cuiper also serves as a director and officer of several RGA subsidiaries.
Alka Gautam, 54, is Executive Vice President of the Company and President and Chief Executive Officer of RGA Life Reinsurance Company of Canada (“RGA Canada”). She is responsible for RGA’s Technology and Operational Effectiveness divisions and leads all business activities for RGA Canada. She is also a member of the Executive Committee. Prior to joining RGA Canada in 2000, Ms. Gautam was at KPMG for 10 years. She became RGA Canada’s Chief Financial Officer and Chief Risk Officer in 2006, was named its Chief Operating Officer in 2014, and in 2015 was named RGA Canada’s President and Chief Executive Officer.
John W. Hayden, 55, is Executive Vice President, Controller.  Mr. Hayden joined the Company in 2000 and held the position of Vice President, SEC Reporting and Investor Relations prior to his current role. Before coming to RGA, Mr. Hayden served in a finance position at General American Life Insurance Company and prior to that position, he was a senior manager at KPMG LLP, in the financial services audit practice, specializing in the insurance industry.  Mr. Hayden also serves as a director and officer of several RGA subsidiaries.
Ron Herrmann, 57, is Executive Vice President, Head of U.S. & Latin American Markets of RGA Reinsurance Company. He joined the Company in December 2020 and is a member of RGA’s Executive Committee. Prior to joining RGA, Mr. Herrmann served as Head of both Individual Life and Employee Benefits at Equitable. Prior to that he held senior positions at Prudential and The Hartford, as well as senior sales and sales management roles at Chubb Corporation, John Hancock Life Insurance Company, and Metropolitan Life. Mr. Herrmann is a Certified Financial Planner and a member of Leadership for Advanced Life Underwriting. He sits on the American Council of Life Insurers' Life Insurance Committee as well as the Group Executive Insurance Council.
William L. Hutton, 62, is Executive Vice President, General Counsel and Secretary of the Company. He is responsible for legal services provided throughout the RGA enterprise. Mr. Hutton joined the Company in 2001 and held several positions in the legal function before becoming General Counsel in 2011. Prior to joining the Company, he served as counsel at General American Life Insurance Company and was in private practice with two law firms in St. Louis, Missouri. Mr. Hutton also serves as an officer of several RGA subsidiaries.
Todd C. Larson, 58, is Senior Executive Vice President, Chief Financial Officer of the Company. He is also a member of the Company’s Executive Committee. Mr. Larson joined the Company in May 1995 as Controller and held several positions in the finance function, including the position of Executive Vice President, Corporate Finance and Treasurer, before becoming Global Chief Risk Officer in July 2014. Mr. Larson assumed the role of Chief Financial Officer in May 2016. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993.
Anna Manning, 63, is President and Chief Executive Officer of the Company. She is also a member of the Company’s Executive Committee. Prior to her current role, Ms. Manning held the position of Senior Executive Vice President, Structured Solutions, which includes the Company’s Global Financial Solutions and Global Acquisitions businesses. Ms. Manning joined the Company in 2007 as Executive Vice President and Chief Operating Officer for RGA International Corporation, followed by four years as Executive Vice President of U.S. Markets. Prior to joining the Company, Ms. Manning spent 19 years in actuarial consulting at Tillinghast Towers Perrin, following an actuarial career in the Canadian marketplace at Manulife Financial from 1981 through 1988. She holds a B.Sc. in Actuarial Science from the University of Toronto, is a Fellow of the Canadian Institute of Actuaries (“FCIA”), and a Fellow of the Society of Actuaries.
Jonathan Porter, 51, is Executive Vice President and Global Chief Risk Officer. He is also a member of the Company’s Executive Committee. Mr. Porter is responsible for the Company’s global enterprise risk management and corporate pricing oversight. Prior to his current role, Mr. Porter previously served in positions of Senior Vice President, Global Analytics and In-Force Management and Chief Pricing Actuary of International Markets. Before joining the Company in 2008, Mr. Porter worked for Manulife Financial as Chief Financial Officer, U.S. Life Insurance. Mr. Porter holds FSA and FCIA designations. Mr. Porter also serves as a director and officer of several RGA subsidiaries.
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
In accordance with the Securities Exchange Act of 1934, the Company’s board of directors has established a standing audit committee. The board of directors has determined, in its judgment, that all of the members of the audit committee are independent within the meaning of SEC regulations and the listing standards of the New York Stock Exchange (“NYSE”). The board of directors has determined, in its judgment, that all members of the Audit Committee (Ms. Guinn (chair), Mr. Gauthier, Mr. O’Hearn, Mr. Tulin and Mr. Van Wyk) are qualified as audit committee financial experts within the meaning of SEC regulations and the board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The audit committee charter provides that members of the audit committee may not simultaneously serve on the audit committee of more than two other public companies unless such member demonstrates that he or she has the ability to devote the time and attention that are required to serve on multiple audit committees.
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
The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,990,040(1)	$107.39(2)(3)	2,111,066(4)
Equity compensation plans not approved by security holders	—	—	—
Total	2,990,040(1)	$107.39(2)(3)	2,111,066(4)
(1)Includes the number of securities to be issued upon exercises or settlement of stock appreciation rights, restricted units, performance contingent shares, and performance share units under the following plans: Flexible Stock Plan – 2,943,007; Director Flexible Stock Plan – 2,204; and Phantom Stock Plan for Directors – 48,829. The number of performance contingent shares represents the number of shares that would be issued based on target performance, reduced for cancellations and adjustments through December 31, 2021. The actual number of shares issued at the end of each performance period will range between 0% and 200% of the target number of units granted, based on a measure of the actual performance of the Company relative to stated goals.
(2)Does not include 340,405 performance contingent shares and performance share units outstanding under the Flexible Stock Plan; 2,204 outstanding under the Flexible Stock Plan for Directors or 48,829 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).
(3)Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan $107.39.
(4)Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan – 2,017,793; Flexible Stock Plan for Directors – 52,926; and Phantom Stock Plan for Directors – 40,347.

On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the twelve months ended December 31, 2021, RGA repurchased 852,037 shares of common stock under this program for $96 million, and as of December 31, 2021, approximately $72 million of RGA’s common stock may still be purchased under the 2019 share repurchase program.

On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
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
Item 16.         FORM 10-K SUMMARY
None.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2021
(in millions)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheets(1)
Fixed maturity securities:
United States government and government agencies and authorities	$2,082	$2,105	$2,105
State and political subdivisions	1,191	1,323	1,323
Foreign governments(2)	10,527	12,314	12,314
Public utilities	4,281	4,683	4,683
Mortgage-backed and asset-backed securities	6,834	6,904	6,904
All other corporate bonds	30,958	33,420	33,420
Total fixed maturity securities	$55,873	$60,749	$60,749

Equity securities	$176	$151	$151
Mortgage loans on real estate	6,283		6,283
Policy loans	1,234		1,234
Funds withheld at interest	6,954		6,954
Short-term investments	87		87
Other invested assets	3,070		3,070
Total investments	$73,677		$78,528
(1)Fixed maturity securities are classified as available-for-sale and carried at fair value.
(2)Includes fixed maturities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(in millions)

	2021	2020	2019
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$523	$642
Short-term and other investments	7	172
Cash and cash equivalents	92	494
Investment in subsidiaries	15,737	16,937
Loans to subsidiaries	1,020	1,010
Other assets	382	326
Total assets	$17,761	$19,581
Liabilities and stockholders’ equity:
Long-term debt – unaffiliated(1)	$3,172	$3,569
Long-term debt – affiliated(2)	600	500
Other liabilities	975	1,160
Stockholders’ equity	13,014	14,352
Total liabilities and stockholders’ equity	$17,761	$19,581
CONDENSED STATEMENTS OF INCOME
Interest / dividend income(3)	$399	$472	$308
Investment related gains (losses), net	5	14	4
Operating expenses	(66)	(59)	(55)
Interest expense	(152)	(202)	(206)
Income (loss) before income tax and undistributed earnings of subsidiaries	186	225	51
Income tax expense (benefit)	(21)	(21)	(33)
Net income (loss) before undistributed earnings of subsidiaries	207	246	84
Equity in undistributed earnings of subsidiaries	410	169	786
Net income	617	415	870
Other comprehensive income (loss)	14	(29)	(33)
Total comprehensive income	$631	$386	$837
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
(1)Long-term debt – unaffiliated consists of the following:

	2021	2020
$400 million 5.00% Senior Notes due 2021	$—	$400
$400 million 4.70% Senior Notes due 2023	400	399
$400 million 3.95% Senior Notes due 2026	400	400
$600 million 3.90% Senior Notes due 2029	599	599
$600 million 3.15% Senior Notes due 2030	597	598
$400 million 6.20% Subordinated Debentures due 2042	400	400
$400 million 5.75% Subordinated Debentures due 2056	400	400
$400 million Variable Rate Junior Subordinated Debentures due 2065	399	398
Subtotal	3,195	3,594
Unamortized debt issuance costs	(23)	(25)
Total	$3,172	$3,569
(2)Long-term debt includes $600 million and $500 million of affiliated subordinated debt in 2021 and 2020, respectively. The affiliated subordinated debt was issued to various operating subsidiaries.
(3)Interest/dividend income includes $270 million and $340 million of cash dividends received from consolidated subsidiaries in 2021 and 2020, respectively.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)
December 31,
(in millions)

	2021	2020	2019
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$617	$415	$870
Equity in earnings of subsidiaries	(410)	(169)	(786)
Other, net	(227)	(170)	72
Net cash provided by (used in) operating activities	(20)	76	156
Investing activities:
Sales of fixed maturity securities available-for-sale	268	358	576
Purchases of fixed maturity securities available-for-sale	(150)	(400)	(494)
Repayments/issuances of loans to subsidiaries	(10)	—	—
Change in short-term investments	165	(165)	—
Change in other invested assets	(1)	(26)	—
Capital contributions to subsidiaries	(43)	(78)	(96)
Net cash provided by (used in) investing activities	229	(311)	(14)
Financing activities:
Dividends to stockholders	(194)	(182)	(163)
Proceeds from issuance of common stock, net	—	481	—
Purchases of treasury stock	(99)	(163)	(101)
Exercise of stock options, net	—	1	6
Change in cash collateral for derivative positions and other arrangements	(19)	(11)	(92)
Principal payments on debt	(399)	—	(397)
Principal payments on affiliated debt	(500)	—	—
Proceeds from unaffiliated long-term debt issuance	—	598	599
Proceeds from affiliated long-term debt issuance	600	—	—
Debt issuance costs	—	(5)	(5)
Net cash provided by (used in) financing activities	(611)	719	(153)
Change in cash and cash equivalents	(402)	484	(11)
Cash and cash equivalents, beginning of period	494	10	21
Cash and cash equivalents, end of period	$92	$494	$10
Supplementary information:
Interest paid	$173	$187	$192
Income taxes paid, net of refunds	$323	$23	$9

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

	As of December 31,
	Deferred Policy Acquisition Costs	Future Policy Benefits and Interest-Sensitive Contract Liabilities	Other Policy Claims and Benefits Payable
2021
U.S. and Latin America:
Traditional	$1,926	$12,757	$2,806
Financial Solutions	190	25,107	24
Canada:
Traditional	192	3,668	330
Financial Solutions	—	16	5
Europe, Middle East and Africa:
Traditional	253	1,366	1,612
Financial Solutions	—	5,999	89
Asia Pacific:
Traditional	1,052	3,792	2,116
Financial Solutions	74	8,202	6
Corporate and Other	3	1,252	5
Total	$3,690	$62,159	$6,993

2020
U.S. and Latin America:
Traditional	$1,816	$12,245	$2,578
Financial Solutions	255	23,104	18
Canada:
Traditional	195	3,474	292
Financial Solutions	—	16	4
Europe, Middle East and Africa:
Traditional	264	1,379	1,389
Financial Solutions	—	5,881	66
Asia Pacific:
Traditional	1,045	3,568	2,059
Financial Solutions	41	4,187	2
Corporate and Other	—	875	5
Total	$3,616	$54,729	$6,413

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(in millions)

	Year ended December 31,
	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Amortization of DAC (1)	Other Expenses (2)
2021
U.S. and Latin America:
Traditional	$6,244	$930	$6,790	$269	$679
Financial Solutions	55	1,089	731	101	145
Canada:
Traditional	1,194	248	1,096	13	211
Financial Solutions	90	—	79	—	7
Europe, Middle East and Africa:
Traditional	1,738	88	1,829	48	189
Financial Solutions	350	205	258	—	55
Asia Pacific:
Traditional	2,624	136	2,445	60	283
Financial Solutions	218	138	244	41	34
Corporate and Other	—	304	4	—	356
Total	$12,513	$3,138	$13,476	$532	$1,959
2020
U.S. and Latin America:
Traditional	$5,838	$714	$5,979	$200	$679
Financial Solutions	53	999	764	52	109
Canada:
Traditional	1,052	207	909	16	201
Financial Solutions	83	1	68	—	3
Europe, Middle East and Africa:
Traditional	1,555	72	1,389	31	186
Financial Solutions	252	193	163	—	50
Asia Pacific:
Traditional	2,681	107	2,293	65	274
Financial Solutions	180	85	206	19	25
Corporate and Other	—	197	8	—	354
Total	$11,694	$2,575	$11,779	$383	$1,881
2019
U.S. and Latin America:
Traditional	$5,729	$769	$5,339	$199	$697
Financial Solutions	39	931	737	31	113
Canada:
Traditional	1,066	205	857	12	249
Financial Solutions	89	3	80	—	4
Europe, Middle East and Africa:
Traditional	1,442	73	1,205	36	199
Financial Solutions	218	195	175	—	52
Asia Pacific:
Traditional	2,568	104	2,317	36	223
Financial Solutions	146	46	162	16	27
Corporate and Other	—	194	22	—	380
Total	$11,297	$2,520	$10,894	$330	$1,944
(1)Includes the effect from investment related gains and losses.
(2)Includes policy acquisition costs and other insurance expenses, excluding amortization of DAC. Also includes other operating expenses, interest expense, and collateral finance and securitization expense.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV—REINSURANCE
(in millions)

	As of or for the Year ended December 31,
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2021
Life insurance in force	$1,117	$166,842	$3,467,054	$3,301,329	105.0%
Premiums
U.S. and Latin America:
Traditional	$26	$472	$6,690	$6,244	107.1%
Financial Solutions	2	—	53	55	96.4
Canada:
Traditional	—	50	1,244	1,194	104.2
Financial Solutions	—	—	90	90	100.0
Europe, Middle East and Africa:
Traditional	5	32	1,765	1,738	101.6
Financial Solutions	—	202	552	350	157.7
Asia Pacific:
Traditional	—	112	2,736	2,624	104.3
Financial Solutions	—	—	218	218	100.0
Total	$33	$868	$13,348	$12,513	106.7
2020
Life insurance in force	$1,990	$184,625	$3,480,692	$3,298,057	105.5%
Premiums
U.S. and Latin America:
Traditional	$23	$585	$6,399	$5,837	109.6%
Financial Solutions	3	—	50	53	94.3
Canada:
Traditional	—	54	1,106	1,052	105.1
Financial Solutions	—	—	83	83	100.0
Europe, Middle East and Africa:
Traditional	32	24	1,548	1,556	99.5
Financial Solutions	—	178	430	252	170.6
Asia Pacific:
Traditional	—	106	2,787	2,681	104.0
Financial Solutions	—	—	180	180	100.0
Total	$58	$947	$12,583	$11,694	107.6
2019
Life insurance in force	$1,316	$192,864	$3,480,206	$3,288,658	105.8%
Premiums
U.S. and Latin America:
Traditional	$29	$591	$6,291	5,729	109.8%
Financial Solutions	2	—	37	39	95.4
Canada:
Traditional	—	54	1,120	1,066	105.0
Financial Solutions	—	—	89	89	100.0
Europe, Middle East and Africa:
Traditional	45	52	1,449	1,442	100.6
Financial Solutions	—	148	366	218	167.9
Asia Pacific:
Traditional	—	84	2,652	2,568	103.2
Financial Solutions	—	—	146	146	100.0
Total	$76	$929	$12,150	$11,297	107.5

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2021
Valuation allowance for deferred income taxes	$251	$(18)	$(15)	$—	$218
Allowance for credit losses for mortgage loans	64	—	—	29	35
Allowance for credit losses for fixed maturity securities available-for-sale	20	27	—	16	31
2020
Valuation allowance for deferred income taxes	$236	$(4)	$19	$—	$251
Allowance for credit losses for mortgage loans (1)	12	38	14	—	64
Allowance for credit losses for fixed maturity securities available-for-sale	—	41	—	21	20
2019
Valuation allowance for deferred income taxes	$181	$56	$(1)	$—	$236
Allowance for credit losses for mortgage loans	11	1	—	—	12
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
Anna Manning
President and Chief Executive Officer

Date: February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2022.

Signatures			Title

	/s/ J. Cliff Eason	February 25, 2022*	Chairman of the Board and Director
J. Cliff Eason

	/s/ Anna Manning	February 25, 2022	President, Chief Executive Officer and
	Anna Manning		Director
(Principal Executive Officer)

	/s/ Pina Albo	February 25, 2022*	Director
Pina Albo

	/s/ Christine R. Detrick	February 25, 2022*	Director
Christine R. Detrick

	/s/ John J. Gauthier	February 25, 2022*	Director
John J. Gauthier

	/s/ Patricia L. Guinn	February 25, 2022*	Director
Patricia L. Guinn

	/s/ Hazel M. McNeilage	February 25, 2022*	Director
Hazel M. McNeilage

	/s/ Ng Keng Hooi	February 25, 2022*	Director
Ng Keng Hooi

	/s/ George Nichols III	February 25, 2022*	Director
George Nichols III

	/s/ Stephen T. O’Hearn	February 25, 2022*	Director
Stephen T. O’Hearn

	/s/ Shundrawn Thomas	February 25, 2022*	Director
Shundrawn Thomas

	/s/ Stanley B. Tulin	February 25, 2022*	Director
Stanley B. Tulin

	/s/ Steven C. Van Wyk	February 25, 2022*	Director
Steven C. Van Wyk

	/s/ Todd C. Larson	February 25, 2022	Senior Executive Vice President and Chief
	Todd C. Larson		Financial Officer (Principal Financial
and Accounting Officer)

*	By: /s/ Todd C. Larson	February 25, 2022
Todd C. Larson Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

3.1(i)	Amended and Restated Articles of Incorporation, effective as of May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed on May 22, 2020 (File No. 1-11848)

3.1(ii)	Certificate of Designation Termination, effective as of May 21, 2020, incorporated by reference to Exhibit 3.1(ii) to Current Report on Form 8-K filed on May 22, 2020 (File No. 1-11848)

3.2	Amended and Restated Bylaws, effective as of May 23, 2018, incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 24, 2018 (File No. 1-11848)

4.1	Form of stock certificate for RGA’s common stock, incorporated by reference to Exhibit 4 to RGA’s Registration Statement on Form 8-A filed on November 17, 2008 (File No. 1-11848)

4.2
Indenture, dated as of August 21, 2012, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 21, 2012 (File No. 1-11848)

4.3
First Supplemental Indenture, dated as of August 21, 2012, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 21, 2012 (File No. 1-11848)

4.4
Second Supplemental Indenture, dated as of September 24, 2013, between RGA and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 24, 2013 (File No. 1-11848)

4.5
Third Supplemental Indenture, dated as of June 8, 2016, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 8, 2016 (File No. 1-11848)

4.6
Fourth Supplemental Indenture, dated as of June 8, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 8, 2016 (File No. 1-11848)

4.7
Fifth Supplemental Indenture, dated as of May 15, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on May 15, 2019 (File No. 1-11848)

4.8
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

4.11	Description of Securities, incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 27, 2020 (File No. 1-11848)

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

10.14
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

10.20
RGA Phantom Stock Plan for Directors, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.21	Offer Letter, dated October 29, 2015, between RGA and Anna Manning, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.22
Letter Agreement, dated as of July 25, 2019, by and between the Company and Anna Manning, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 1, 2019 (File No. 1-11848)*

10.23
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

10.26	Directors’ Compensation Summary Sheet

10.27
Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.28
Form of Performance Share Unit Agreement as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 15, 2021 (File No. 1-11848)*

10.29
Form of Restricted Share Unit Agreement as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 15, 2021 (File No. 1-11848)*

10.30	Form of Performance Contingent Share Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017*

10.31
Form of Restricted Stock Unit Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed on May 7, 2021 (File No. 1-11848)*

10.32
Form of Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed on May 7, 2021 (File No. 1-11848)*

10.33
Form of Non-Qualified Stock Option Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed on May 7, 2021 (File No. 1-11848)*

10.34
Amendment to the Reinsurance Group of America, Incorporated Flexible Stock Plan, effective May 19, 2021, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 20, 2021 (File No. 1-11848)*

10.35
Amendment to the Reinsurance Group of America, Incorporated Flexible Stock Plan for Directors, effective May 19, 2021, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 20, 2021 (File No. 1-11848)*

10.36
Reinsurance Group of America, Incorporated Phantom Stock Plan for Directors, as amended and restated effective May 19, 2021, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 20, 2021 (File No. 1-11848)*

10.37
Separation and Release Agreement, dated December 14, 2021, by and among Reinsurance Group of America, Incorporated, RGA Life Reinsurance Company of Canada and Alain P. Néemeh, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 17, 2021 (File No. 1-11848)

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Eason, Gauthier, Hooi, Nichols, O’Hearn, Thomas, Tulin and Van Wyk and Mses. Albo, Detrick, Guinn and McNeilage

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.