Form 10-Q
period 2022-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2022-05-06
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
 OR
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
As of April 30, 2022, 66,989,863 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $57,849 and $55,873; allowance for credit losses of $42 and $31)	$57,922	$60,749
Equity securities, at fair value	139	151
Mortgage loans on real estate (net of allowance for credit losses of $37 and $35)	6,535	6,283
Policy loans	1,221	1,234
Funds withheld at interest	6,737	6,954
Short-term investments	315	87
Other invested assets	3,033	3,070
Total investments	75,902	78,528
Cash and cash equivalents	2,709	2,948
Accrued investment income	578	533
Premiums receivable and other reinsurance balances	2,883	2,888
Reinsurance ceded receivables	2,595	2,580
Deferred policy acquisition costs	3,797	3,690
Other assets	1,297	1,008
Total assets	$89,761	$92,175
Liabilities and Equity
Future policy benefits	$35,946	$35,782
Interest-sensitive contract liabilities	28,083	26,377
Other policy claims and benefits	7,079	6,993
Other reinsurance balances	582	613
Deferred income taxes	1,843	2,886
Other liabilities	3,123	2,663
Long-term debt	3,667	3,667
Collateral finance and securitization notes	166	180
Total liabilities	80,489	79,161
Commitments and contingent liabilities (See Note 8)
Equity:
Preferred stock – par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at March 31, 2022 and December 31, 2021	1	1
Additional paid-in-capital	2,465	2,461
Retained earnings	8,446	8,563
Treasury stock, at cost – 18,322,345 and 18,139,868 shares	(1,675)	(1,653)
Accumulated other comprehensive income (loss)	(55)	3,642
Total Reinsurance Group of America, Inc. stockholders’ equity	9,182	13,014
Noncontrolling interest	90	—
Total equity	9,272	13,014
Total liabilities and equity	$89,761	$92,175
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues:
Net premiums	$3,155	$2,914
Net investment income	810	812
Investment related gains (losses), net	(126)	302
Other revenues	91	91
Total revenues	3,930	4,119
Benefits and Expenses:
Claims and other policy benefits	3,225	3,192
Interest credited	141	146
Policy acquisition costs and other insurance expenses	355	333
Other operating expenses	226	214
Interest expense	42	45
Collateral finance and securitization expense	1	3
Total benefits and expenses	3,990	3,933
Income (loss) before income taxes	(60)	186
Provision for income taxes	3	47
Net income (loss)	$(63)	$139
Earnings per share:
Basic earnings per share	$(0.93)	$2.04
Diluted earnings per share	$(0.93)	$2.03
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended March 31,
	2022	2021
Comprehensive income (loss)
Net income (loss)	$(63)	$139
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13	30
Net unrealized investment gains (losses)	(3,710)	(2,387)
Defined benefit pension and postretirement plan adjustments	—	—
Total other comprehensive income (loss), net of tax	(3,697)	(2,357)
Total comprehensive income (loss)	$(3,760)	$(2,218)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)
(Unaudited)

	Reinsurance Group of America, Inc. Stockholders’ Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	$1	$2,461	$8,563	$(1,653)	$3,642	$13,014	$—	$13,014
Issuance of preferred interests by subsidiary						—	90	90
Net income			(63)			(63)		(63)
Total other comprehensive income (loss)					(3,697)	(3,697)		(3,697)
Dividends to stockholders, $0.73 per share			(49)			(49)		(49)
Purchase of treasury stock				(27)		(27)		(27)
Reissuance of treasury stock		4	(5)	5		4		4
Balance, March 31, 2022	$1	$2,465	$8,446	$(1,675)	$(55)	$9,182	$90	$9,272

	Reinsurance Group of America, Inc. Stockholders’ Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	$1	$2,406	$8,148	$(1,562)	$5,359	$14,352	$—	$14,352
Issuance of preferred interests by subsidiary						—		—
Net income			139			139		139
Total other comprehensive income (loss)					(2,357)	(2,357)		(2,357)
Dividends to stockholders, $0.70 per share			(48)			(48)		(48)
Purchase of treasury stock				(1)		(1)		(1)
Reissuance of treasury stock		5	(4)	4		5		5
Balance, March 31, 2021	$1	$2,411	$8,235	$(1,559)	$3,002	$12,090	$—	$12,090

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three months ended March 31,
	2022	2021

Net cash provided by operating activities	163	2,366
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	2,608	2,738
Maturities of fixed maturity securities available-for-sale	228	216
Sales of equity securities	4	1
Principal payments on mortgage loans on real estate	188	164
Principal payments on policy loans	13	10
Purchases of fixed maturity securities available-for-sale	(4,762)	(5,293)
Cash invested in mortgage loans on real estate	(443)	(356)
Cash invested in policy loans	—	(4)
Cash invested in funds withheld at interest, net	(5)	(26)
Purchases of property and equipment	(6)	(4)
Change in short-term investments	(232)	64
Change in other invested assets	172	(2)
Net cash used in investing activities	(2,235)	(2,492)
Cash Flows from Financing Activities:
Dividends to stockholders	(49)	(48)
Repayment of collateral finance and securitization notes	(14)	(42)
Principal payments of long-term debt	(1)	(1)
Purchases of treasury stock	(27)	(1)
Change in cash collateral for derivative positions and other arrangements	(6)	(25)
Change in deposit asset on reinsurance	(3)	—
Deposits to investment-type policies and contracts	2,369	255
Withdrawals from investment-type policies and contracts	(505)	(281)
Issuance of preferred interests by subsidiary	90	—
Net cash provided by (used in) financing activities	1,854	(143)
Effect of exchange rate changes on cash	(21)	(17)
Change in cash and cash equivalents	(239)	(286)
Cash and cash equivalents, beginning of period	2,948	3,408
Cash and cash equivalents, end of period	$2,709	$3,122
Supplemental disclosures of cash flow information:
Interest paid	$33	$36
Income taxes paid, net of refunds	$81	$61
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Business and Basis of Presentation
Business
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. RGA and its subsidiaries (collectively, the “Company”) is engaged in providing traditional reinsurance, which includes individual and group life and health, disability and critical illness reinsurance. The Company also provides financial solutions, which includes longevity reinsurance, asset-intensive products, primarily annuities, financial reinsurance, capital solutions and stable value products.
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 25, 2022 (the “2021 Annual Report”).
In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Consolidation
These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries and all intercompany accounts and transactions have been eliminated. Entities in which the Company has significant influence over the operating and financing decisions but are not required to be consolidated are reported under the equity method of accounting.
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended March 31,
	2022	2021
Earnings:
Net income (loss)	$(63)	$139
Shares:
Weighted average outstanding shares	67	68
Equivalent shares from outstanding stock awards	1	—
Denominator for diluted calculation	68	68
Earnings per share:
Basic	$(0.93)	$2.04
Diluted	$(0.93)	$2.03
As a result of the net loss for the three months ended March 31, 2022, the Company is required to use basic weighted average common shares outstanding of 67 million in the calculation of diluted loss per share, since the inclusion of shares for outstanding stock awards would be anti-dilutive to the loss per share calculations.
The calculation of common equivalent shares does not include the impact of stock awards with a conversion price that exceeds the average stock price for the earnings period as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent awards as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 1.2 million stock awards and approximately 0.2 million performance contingent shares were excluded from the calculation of common equivalent shares during the three months ended March 31, 2022.

3.    Equity
Common stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2021	85,310,598	18,139,868	67,170,730
Common stock acquired	—	219,116	(219,116)
Stock-based compensation (1)	—	(36,639)	36,639
Balance, March 31, 2022	85,310,598	18,322,345	66,988,253

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2020	85,310,598	17,353,697	67,956,901
Common Stock acquired	—	—	—
Stock-based compensation (1)	—	(28,342)	28,342
Balance, March 31, 2021	85,310,598	17,325,355	67,985,243
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
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the three months ended March 31, 2022, RGA repurchased 219,116 shares of common stock under this program for $25 million.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the three months ended March 31, 2022, RGA did not repurchase any shares of common stock under this program.
Noncontrolling Interest
In 2022, Papara Financing LLC (“Papara”), a subsidiary of RGA Reinsurance Company, issued nonconvertible preferred interests to an unaffiliated third party. Papara holds investments in mortgage loans on real estate.
The membership interests in Papara consist of (1) common interests, which are held by RGA Reinsurance Company and (2) preferred interests. The preferred interests total $90 million and pay an initial preferred distribution at an annual rate of 2.375% plus three month LIBOR. The applicable rate of interest is reset every five years. Distributions are paid quarterly, if declared by Papara. RGA can call the Papara preferred interests at the issue price beginning five years from the issuance date or upon the receipt of proceeds from the sale of the underlying assets.
The holders of the Papara preferred interests have the option to require redemption upon the occurrence of certain contingent events, such as the failure of Papara to pay the preferred distribution for two or more periods or to meet certain other requirements, including a minimum credit rating. If notice is given upon such an event, all other holders of equal or more subordinate classes of membership interests in Papara are entitled to receive the same form of consideration payable to the holders of the preferred interests, resulting in a deemed liquidation for accounting purposes. The preferred interests are included in noncontrolling interest, and net income attributable to noncontrolling interest was $0.4 million for the three months ended March 31, 2022.

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2022 and 2021 are as follows (dollars in millions):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2021	$(9)	$3,701	$(50)	$3,642
Other comprehensive income (loss) before reclassifications	14	(4,888)	(1)	(4,875)
Amounts reclassified to (from) AOCI	—	138	1	139
Deferred income tax benefit (expense)	(1)	1,040	—	1,039
Balance, March 31, 2022	$4	$(9)	$(50)	$(55)

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2020	$(69)	$5,500	$(72)	$5,359
Other comprehensive income (loss) before reclassifications	35	(2,947)	(1)	(2,913)
Amounts reclassified to (from) AOCI	—	(113)	1	(112)
Deferred income tax benefit (expense)	(5)	673	—	668
Balance, March 31, 2021	$(39)	$3,113	$(72)	$3,002
(1)Includes cash flow hedges of $(81) and $(22) as of March 31, 2022 and December 31, 2021, respectively, and $(71) and $(49) as of March 31, 2021 and December 31, 2020, respectively. See Note 5 – “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the three months ended March 31, 2022 and 2021 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended March 31,		Affected Line Item in Statement of Income
Details about AOCI Components	2022	2021
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(35)	$157	Investment related gains (losses), net
Cash flow hedges – Currency/Interest rate	(1)	(2)	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	(102)	(42)	(2)
Total	(138)	113
Provision for income taxes	29	(24)
Net unrealized gains (losses), net of tax	$(109)	$89
Amortization of defined benefit plan items:
Prior service cost (credit)	$—	$—	(3)
Actuarial gains (losses)	(1)	(1)	(3)
Total	(1)	(1)
Provision for income taxes	—	—
Amortization of defined benefit plans, net of tax	$(1)	$(1)

Total reclassifications for the period	$(110)	$88
(1)See Note 5 – “Derivative Instruments” for additional information on cash flow hedges.
(2)This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2021 Annual Report for additional details.
(3)This AOCI component is included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

Equity Based Compensation
Equity compensation expense was $4 million and $5 million for the three months ended March 31, 2022 and 2021, respectively. In the first quarter of 2022, the Company granted 258,327 stock appreciation rights at $106.53 weighted average exercise price per share, 78,687 performance contingent shares and 215,601 restricted stock units to employees. As of March 31, 2022, 1,736,018 share awards at a weighted average strike price per share of $105.02 were vested and exercisable with a remaining weighted average exercise period of 4.5 years. As of March 31, 2022, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $50 million. It is estimated that these costs will vest over a weighted average period of 0.9 years.
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
The following tables provide information relating to investments in fixed maturity securities by type as of March 31, 2022 and December 31, 2021 (dollars in millions):

March 31, 2022:	Amortized	Allowance for	Unrealized	Unrealized	Estimated Fair	% of
	Cost	Credit Losses	Gains	Losses	Value	Total
Available-for-sale:
Corporate	$36,813	$33	$954	$1,354	$36,380	62.8%
Canadian government	3,381	—	1,038	12	4,407	7.6
RMBS	983	—	11	28	966	1.7
ABS	3,915	5	5	169	3,746	6.5
CMBS	1,829	1	6	48	1,786	3.1
U.S. government	1,587	—	7	69	1,525	2.6
State and political subdivisions	1,206	—	50	47	1,209	2.1
Other foreign government	8,135	3	110	339	7,903	13.6
Total fixed maturity securities	$57,849	$42	$2,181	$2,066	$57,922	100.0%

December 31, 2021:	Amortized	Allowance for	Unrealized	Unrealized	Estimated Fair	% of
	Cost	Credit Losses	Gains	Losses	Value	Total
Available-for-sale:
Corporate	$35,239	$26	$3,084	$194	$38,103	62.8%
Canadian government	3,339	—	1,606	1	4,944	8.1
RMBS	1,020	—	37	7	1,050	1.7
ABS	4,024	—	22	41	4,005	6.6
CMBS	1,790	1	66	6	1,849	3.0
U.S. government	2,082	—	31	8	2,105	3.5
State and political subdivisions	1,191	—	137	5	1,323	2.2
Other foreign government	7,188	4	273	87	7,370	12.1
Total fixed maturity securities	$55,873	$31	$5,256	$349	$60,749	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of March 31, 2022 and December 31, 2021, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$181	$173	$100	$103
Fixed maturity securities received as collateral	n/a	1,743	n/a	1,922
Assets in trust held to satisfy collateral requirements	29,136	29,077	28,671	31,173
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s equity included securities of the U.S. government and its agencies, as well as the securities disclosed below, as of March 31, 2022 and December 31, 2021 (dollars in millions).

	March 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Government of Japan	$3,887	$3,742	$3,080	$3,063
Canadian province of Quebec	1,409	2,062	1,377	2,347
Canadian province of Ontario	1,063	1,288	1,092	1,451
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of March 31, 2022, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,511	$1,517
Due after one year through five years	10,009	10,112
Due after five years through ten years	11,862	11,776
Due after ten years	27,740	28,019
Structured securities	6,727	6,498
Total	$57,849	$57,922
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of March 31, 2022 and December 31, 2021 (dollars in millions):

March 31, 2022:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$13,839	$13,599	37.4%
Industrial	18,496	18,382	50.5
Utility	4,478	4,399	12.1
Total	$36,813	$36,380	100.0%

December 31, 2021:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$13,101	$14,045	36.9%
Industrial	17,857	19,375	50.8
Utility	4,281	4,683	12.3
Total	$35,239	$38,103	100.0%

Allowance for Credit Losses and Impairments – Fixed Maturity Securities Available-for-Sale
As discussed in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2021 Annual Report, allowances for credit losses on fixed maturity securities are recognized in investment related gains (losses), net. The amount recognized represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the fixed maturity security prior to the allowance for credit losses. Any remaining difference between the fair value and amortized cost is recognized in OCI.
The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the three months ended March 31, 2022 and 2021 (dollars in millions):

For the three months ended March 31, 2022:
	Corporate	ABS	CMBS	Other Foreign Government	Total
Balance, beginning of period	$26	$—	$1	$4	$31
Credit losses recognized on securities for which credit losses were not previously recorded	6	5	—	—	11
Reductions for securities sold during the period	(1)	—	—	(1)	(2)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	2	—	—	—	2
Balance, end of period	$33	$5	$1	$3	$42

For the three months ended March 31, 2021:
	Corporate	ABS	CMBS	Other Foreign Government	Total
Balance, beginning of period	$17	$—	$3	$—	$20
Credit losses recognized on securities for which credit losses were not previously recorded	—	—	1	5	6
Reductions for securities sold during the period	(1)	—	(2)	—	(3)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	—	—	(1)	—	(1)
Balance, end of period	$16	$—	$1	$5	$22
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
The following tables present the estimated fair value and gross unrealized losses for the 4,136 and 1,862 fixed maturity securities for which an allowance for credit loss has not been recorded as of March 31, 2022 and December 31, 2021, and the estimated fair value had declined and remained below amortized cost (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
March 31, 2022:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$15,156	$1,082	$1,161	$186	$16,317	$1,268
Canadian government	127	8	15	4	142	12
RMBS	400	15	137	13	537	28
ABS	2,632	139	604	18	3,236	157
CMBS	1,178	40	34	3	1,212	43
U.S. government	1,148	64	27	5	1,175	69
State and political subdivisions	460	42	30	5	490	47
Other foreign government	4,287	218	727	83	5,014	301
Total investment grade securities	25,388	1,608	2,735	317	28,123	1,925
Below investment grade securities:
Corporate	878	50	108	33	986	$83
ABS	22	2	9	2	31	4
CMBS	28	2	9	1	37	3
Other foreign government	172	15	102	23	274	38
Total below investment grade securities	1,100	69	228	59	1,328	128
Total fixed maturity securities	$26,488	$1,677	$2,963	$376	$29,451	$2,053

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2021:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$4,135	$86	$946	$51	$5,081	$137
Canadian government	20	1	—	—	20	1
RMBS	132	3	102	4	234	7
ABS	1,747	22	589	6	2,336	28
CMBS	152	2	35	2	187	4
U.S. government	1,513	6	31	2	1,544	8
State and political subdivisions	109	3	28	2	137	5
Other foreign government	2,237	33	724	37	2,961	70
Total investment grade securities	10,045	156	2,455	104	12,500	260
Below investment grade securities:
Corporate	463	13	97	44	560	57
ABS	—	—	13	13	13	13
CMBS	—	—	—	—	—	—
Other foreign government	136	7	75	10	211	17
Total below investment grade securities	599	20	185	67	784	87
Total fixed maturity securities	$10,644	$176	$2,640	$171	$13,284	$347
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

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	Three months ended March 31,
	2022	2021
Fixed maturity securities available-for-sale	$533	$495
Equity securities	2	2
Mortgage loans on real estate	73	66
Policy loans	13	14
Funds withheld at interest	51	84
Short-term investments and cash and cash equivalents	2	1
Other invested assets – limited partnerships and real estate joint ventures	161	161
Other invested assets – all other	2	13
Investment income	837	836
Investment expense	(27)	(24)
Net investment income	$810	$812
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	Three months ended March 31,
	2022	2021
Fixed maturity securities available-for-sale:
Change in allowance for credit losses and impairments	$(12)	$(2)
Realized gains on investment activity	11	167
Realized losses on investment activity	(36)	(13)
Net gains (losses) on equity securities	(8)	3
Other impairment losses and change in mortgage loan allowance for credit losses	(2)	18
Change in fair value of certain limited partnership investments and other, net	26	111
Net gains (losses) on derivatives	(105)	18
Total investment related gains (losses), net	$(126)	$302

Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements
The following table provides information relating to securities borrowing, lending and repurchase/reverse repurchase agreements as of March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities borrowing agreements:
Securities borrowed (1)	n/a	$561	n/a	$420
Securities pledged as collateral (2)	460	437	279	290
Securities lending agreements:
Securities loaned (2)	82	84	94	102
Securities received as collateral (3)	n/a	94	n/a	102
Repurchase/reverse repurchase agreements:
Securities pledged (2)	730	715	704	736
Cash (4)	—	—	10	10
Securities received (3)	n/a	690	n/a	728
Cash received (5)	42	42	—	—
(1)Securities borrowed are not reflected on the condensed consolidated balance sheets. Collateral associated with certain borrowed securities is not included within this table as the collateral pledged to the counterparty is the right to reinsurance treaty cash flows.
(2)Securities loaned and pledged to counterparties are included within fixed maturity securities.
(3)Securities received as collateral from counterparties are not reflected on the condensed consolidated financial statements.
(4)A receivable for the cash held by counterparties is included within other assets.
(5)A payable for the cash received by the Company is included within other liabilities.
The following tables present information on the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending agreements:
Corporate	$—	$—	$—	$71	$71
State and political subdivisions	—	—	—	3	3
Other foreign government	—	—	—	10	10
Total	—	—	—	84	84
Repurchase agreements:
Corporate	—	—	—	361	361
Other foreign government	—	106	—	248	354
Total	—	106	—	609	715
Total agreements	$—	$106	$—	$693	$799

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending agreements:
Corporate	$—	$—	$—	$94	$94
State and political subdivisions	—	—	—	3	3
Other foreign government	—	—	—	5	5
Total	—	—	—	102	102
Repurchase agreements:
Corporate	—	—	—	366	366
Other foreign government	—	—	—	370	370
Total	—	—	—	736	736
Total agreements	$—	$—	$—	$838	$838

Mortgage Loans on Real Estate
As of March 31, 2022, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (12.7%), Texas (12.4%) and Washington (7.5%), in addition to loans secured by properties in Canada (3.2%) and United Kingdom (2.5%). The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022		December 31, 2021
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office	$1,699	25.9%	$1,683	26.6%
Retail	2,227	33.8	2,090	33.0
Industrial	1,451	22.0	1,249	19.7
Apartment	859	13.0	801	12.7
Other commercial	347	5.3	506	8.0
Recorded investment	$6,583	100.0%	6,329	100.0%
Unamortized balance of loan origination fees and expenses	(11)		(11)
Allowance for credit losses	(37)		(35)
Total mortgage loans on real estate	$6,535		$6,283
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022		December 31, 2021
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$2,724	41.4%	$2,660	42.0%
Due after five years through ten years	2,738	41.6	2,593	41.0
Due after ten years	1,121	17.0	1,076	17.0
Total	$6,583	100.0%	$6,329	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of March 31, 2022 and December 31, 2021 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
March 31, 2022:
Loan-to-Value Ratio
0% – 59.99%	$3,257	$240	$33	$9	$3,539	53.8%
60% – 69.99%	1,995	199	53	—	2,247	34.1
70% – 79.99%	482	40	53	—	575	8.7
80% or greater	99	4	119	—	222	3.4
Total	$5,833	$483	$258	$9	$6,583	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2021:
Loan-to-Value Ratio
0% – 59.99%	$3,111	$238	$51	$6	$3,406	53.8%
60% – 69.99%	1,906	190	46	—	2,142	33.8
70% – 79.99%	520	41	12	—	573	9.1
80% or greater	148	—	60	—	208	3.3
Total	$5,685	$469	$169	$6	$6,329	100.0%

The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of March 31, 2022 and December 31, 2021 (dollars in millions):

	Recorded Investment
	Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
March 31, 2022:
Internal credit quality grade:
High investment grade	$196	$725	$375	$629	$435	$1,779	$4,139
Investment grade	236	366	298	333	300	723	2,256
Average	—	6	—	27	49	66	148
Watch list	—	—	—	—	—	4	4
In or near default	—	$—	—	—	—	36	36
Total	$432	$1,097	$673	$989	$784	$2,608	$6,583

	Recorded Investment
	Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
December 31, 2021:
Internal credit quality grade:
High investment grade	$725	$402	$645	$461	$344	$1,534	$4,111
Investment grade	367	272	331	301	296	502	2,069
Average	6	—	27	39	5	32	109
Watch list	—	—	—	—	—	4	4
In or near default	—	—	—	—	—	36	36
Total	$1,098	$674	$1,003	$801	$645	$2,108	$6,329
The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Current	$6,564	$6,329
31 – 60 days past due	—	—
61 – 90 days past due	19	—
Total	$6,583	$6,329
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans for the three months ended March 31, 2022 and 2021 (dollars in millions):

	Three months ended March 31,
	2022	2021
Balance, beginning of period	$35	$64
Change in allowance for credit losses	2	(17)
Balance, end of period	$37	$47
For the three months ended March 31, 2022, the Company restructured three mortgage loans to interest only payments as a result of lower occupancy levels. The total recorded investment before allowance for credit losses for mortgage loans, which were modified and met the criteria of Troubled Debt Restructuring (“TDR”), is $77 million as of March 31, 2022. For the three months ended March 31, 2021, the Company did not have any significant loans that were modified and met the criteria of a TDR. The Company had no mortgage loans that were on a nonaccrual status as of March 31, 2022 and 2021. The Company did not acquire any impaired mortgage loans during three months ended March 31, 2022 and 2021.
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

Funds Withheld at Interest
As of March 31, 2022, $4.4 billion of the funds withheld at interest balance is primarily associated with two clients. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, and derivative contracts. Other invested assets also includes FHLB common stock and unit-linked investments, which are included in Other in the table below. As of March 31, 2022 and December 31, 2021, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of March 31, 2022 and December 31, 2021 are as follows (dollars in millions):

	March 31, 2022	December 31, 2021
Limited partnership interests and real estate joint ventures	$1,943	$1,996
Lifetime mortgages	823	758
Derivatives	134	175
Other	133	141
Total other invested assets	$3,033	$3,070

5.    Derivative Instruments
Accounting for Derivative Instruments and Hedging Activities
See Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2021 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. See Note 6 – “Fair Value of Assets and Liabilities” for additional disclosures related to the fair value hierarchy for derivative instruments, including embedded derivatives.
Types of Derivatives Used by the Company
Commonly used derivative instruments include, but are not necessarily limited to: credit default swaps, financial futures, equity options, foreign currency swaps, foreign currency forwards, interest rate swaps, synthetic guaranteed investment contracts (“GICs”), consumer price index (“CPI”) swaps, forward bond purchase commitments, other derivatives and embedded derivatives.
For detailed information on these derivative instruments and the related strategies, see Note 5 – “Derivative Instruments” of the Company’s 2021 Annual Report.

Summary of Derivative Positions
Derivatives, except for embedded derivatives, are included in other invested assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest or other liabilities, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of March 31, 2022 and December 31, 2021 (dollars in millions):

		March 31, 2022			December 31, 2021
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,182	$43	$1	$1,273	$66	$1
Financial futures	Equity	228	—	—	240	—	—
Foreign currency swaps	Foreign currency	150	7	—	150	1	—
Foreign currency forwards	Foreign currency	724	2	21	395	2	4
CPI swaps	CPI	548	56	8	563	34	7
Credit default swaps	Credit	1,816	3	34	1,321	29	1
Equity options	Equity	472	29	—	472	29	—
Synthetic GICs	Interest rate	16,694	—	—	16,143	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	280	148	—	227	62
Indexed annuity products		—	—	645	—	—	693
Variable annuity products		—	—	148	—	—	162
Total non-hedging derivatives		21,814	420	1,005	20,557	388	930
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	935	5	28	941	4	33
Foreign currency swaps	Foreign currency	133	8	1	153	1	—
Foreign currency forwards	Foreign currency	1,683	6	25	1,320	14	11
Forward bond purchase commitments	Interest rate	545	1	43	545	14	1
Total hedging derivatives		3,296	20	97	2,959	33	45
Total derivatives		$25,110	$440	$1,102	$23,516	$421	$975
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of March 31, 2022 and 2021 were (dollars in millions):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items
		Investment Related Gains (Losses), Net
For the three months ended March 31, 2022:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$7	$(3)
For the three months ended March 31, 2021:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$—	$1
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
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three months ended March 31, 2022 and 2021 (dollars in millions):

	Three months ended March 31,
	2022	2021
Balance, beginning of period	$(22)	$(49)
Gains (losses), net deferred in other comprehensive income (loss)	(60)	(24)
Amounts reclassified to investment income	—	—
Amounts reclassified to interest expense	1	2
Balance, end of period	$(81)	$(71)
As of March 31, 2022, approximately $1 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months. For the same time period, $1 million of before-tax deferred net gains recorded in AOCI are expected to be reclassified to investment income during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
		Investment Income	Interest Expense
For the three months ended March 31, 2022:
Interest rate	$(64)	$—	$(1)
Foreign currency/interest rate	4	—	—
Total	$(60)	$—	$(1)
For the three months ended March 31, 2021:
Interest rate	$(23)	$—	$(2)
Foreign currency/interest rate	(1)	—	—
Total	$(24)	$—	$(2)
For the three months ended March 31, 2022 and 2021, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the three months ended March 31, 2022 and 2021 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	For the three months ended March 31,
Type of NIFO Hedge	2022	2021
Foreign currency swaps	$—	$(1)
Foreign currency forwards	(16)	(14)
Total	$(16)	$(15)
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $121 million and $137 million as of March 31, 2022 and December 31, 2021, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.

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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three months ended March 31, 2022 and 2021 is as follows (dollars in millions):

		Gains (Losses) for the three months ended March 31,
Type of Non-hedging Derivative	Income Statement Location of Gains (Losses)	2022	2021
Interest rate swaps	Investment related gains (losses), net	$(52)	$(70)
Financial futures	Investment related gains (losses), net	7	(10)
Foreign currency swaps	Investment related gains (losses), net	7	9
Foreign currency forwards	Investment related gains (losses), net	(23)	(8)
CPI swaps	Investment related gains (losses), net	29	18
Credit default swaps	Investment related gains (losses), net	(58)	20
Equity options	Investment related gains (losses), net	—	(10)
Subtotal		(90)	(51)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(33)	50
Indexed annuity products	Interest credited	36	14
Variable annuity products	Investment related gains (losses), net	14	19
Total non-hedging derivatives		$(73)	$32
Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$(31)	$600	14.0	$28	$600	14.2
Subtotal	(31)	600	14.0	28	600	14.2
BBB+/BBB/BBB-
Single name credit default swaps	1	181	2.7	1	141	2.4
Credit default swaps referencing indices	—	1,015	6.1	—	565	5.1
Subtotal	1	1,196	5.6	1	706	4.6
BB+/BB/BB-
Single name credit default swaps	(1)	20	3.6	(1)	15	3.5
Subtotal	(1)	20	3.6	(1)	15	3.5
Total	$(31)	$1,816	8.4	$28	$1,321	9.0
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
The Company has elected to include all derivatives, except embedded derivatives, in the table below, irrespective of whether they are subject to an enforceable master netting arrangement or a similar agreement. See Note 4 – “Investments” for information regarding the Company’s securities borrowing, lending and repurchase/reverse repurchase agreements.

The following table provides information relating to the netting of the Company’s derivative instruments as of March 31, 2022 and December 31, 2021 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments/Collateral (1)	Net Amount
March 31, 2022:
Derivative assets	$160	$(26)	$134	$(127)	$7
Derivative liabilities	161	(26)	135	(135)	—
December 31, 2021:
Derivative assets	$194	$(19)	$175	$(175)	$—
Derivative liabilities	58	(19)	39	(39)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of March 31, 2022, the Company had credit exposure of $16 million.
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
For a discussion of the Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2021 Annual Report.

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are summarized below (dollars in millions):

March 31, 2022:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$36,380	$—	$32,334	$4,046
Canadian government	4,407	—	4,407	—
RMBS	966	—	959	7
ABS	3,746	—	2,710	1,036
CMBS	1,786	—	1,708	78
U.S. government	1,525	1,415	100	10
State and political subdivisions	1,209	—	1,175	34
Other foreign government	7,903	—	7,874	29
Total fixed maturity securities – available-for-sale	57,922	1,415	51,267	5,240
Equity securities	139	91	—	48
Funds withheld at interest – embedded derivatives	(16)	—	—	(16)
Funds withheld at interest	75	—	—	75
Cash equivalents	974	974	—	—
Short-term investments	268	177	43	48
Other invested assets:
Derivatives	134	—	134	—
Other	58	—	58	—
Total other invested assets (1)	192	—	192	—
Total	$59,554	$2,657	$51,502	$5,395
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$793	$—	$—	$793
Other liabilities:
Funds withheld at interest – embedded derivatives	(147)	—	—	(147)
Derivatives	135	—	135	—
Total	$781	$—	$135	$646
(1)Other invested assets included in the fair value hierarchy exclude limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of March 31, 2022, the fair value of such investments was $609 million.

December 31, 2021:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$38,103	$—	$34,215	$3,888
Canadian government	4,944	—	4,944	—
RMBS	1,050	—	1,049	1
ABS	4,005	—	2,908	1,097
CMBS	1,849	—	1,768	81
U.S. government	2,105	1,993	100	12
State and political subdivisions	1,323	—	1,290	33
Other foreign government	7,370	—	7,337	33
Total fixed maturity securities – available-for-sale	60,749	1,993	53,611	5,145
Equity securities	151	101	—	50
Funds withheld at interest – embedded derivatives	104	—	—	104
Funds withheld at interest	83	—	—	83
Cash equivalents	1,138	1,138	—	—
Short-term investments	64	—	36	28
Other invested assets:
Derivatives	175	—	175	—
Other	52	—	52	—
Total other invested assets (1)	227	—	227	—
Total	$62,516	$3,232	$53,874	$5,410
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$855	$—	$—	$855
Other liabilities:
Funds withheld at interest – embedded derivatives	(61)	—	—	(61)
Derivatives	39	—	39	—
Total	$833	$—	$39	$794
(1)Other invested assets included in the fair value hierarchy exclude limited partnership interests that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of December 31, 2021, the fair value of such investments was $581 million.

Quantitative Information Regarding Internally Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of March 31, 2022 and December 31, 2021 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	March 31, 2022	December 31, 2021			March 31, 2022	December 31, 2021
Assets:
Corporate	$42	$49	Market comparable securities	Liquidity premium	1%	0-1% (1%)
				EBITDA Multiple	6.7x-7.0x (6.8x)	5.2x-7.0x (6.4x)
ABS	183	205	Market comparable securities	Liquidity premium	2-18% (4%)	2-18% (4%)
U.S. government	10	12	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	6	5	Market comparable securities	EBITDA Multiple	6.9x-10.6x (8.3x)	6.9x-10.6x (8.0x)
Funds withheld at interest – embedded derivatives	134	182	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (12%)	0-35% (18%)
				Withdrawal	0-5% (4%)	0-5% (4%)
				CVA	0-5% (—%)	0-5% (—%)
				Crediting rate	1-4% (2%)	1-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	645	693	Discounted cash flow	Mortality	0-100% (3%)	0-100% (2%)
				Lapse	0-35% (11%)	0-35% (16%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	1-4% (2%)	1-4% (2%)
Interest-sensitive contract liabilities – embedded derivatives – variable annuities	148	162	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25%(4%)	0-25% (4%)
				Withdrawal	0-7% (5%)	0-7% (5%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (14%)	0-27% (14%)

Changes in Level 3 Assets and Liabilities
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Transfers out of Level 3 are primarily the result of the Company obtaining observable pricing information or a third-party pricing quotation that appropriately reflects the fair value of those assets and liabilities.
For further information on the Company’s valuation processes, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2021 Annual Report.
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended March 31, 2022:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives, net(1)	Funds withheld at interest	Interest-sensitive contract liabilities embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$3,888	$33	$1,179	$45	$50	$28	$165	$83	$(855)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	1	—	—	—	—	—	—	(5)	—
Investment related gains (losses), net	—	—	(5)	—	(1)	—	(33)	—	14
Interest credited	—	—	—	—	—	—	—	—	36
Included in other comprehensive income (loss)	(144)	(4)	(72)	(1)	—	—	—	(2)	—
Purchases(2)	365	—	95	—	—	20	—	1	(6)
Sales(2)	(16)	—	(51)	—	(1)	—	—	—	—
Settlements(2)	(26)	—	(38)	(2)	—	—	—	(2)	18
Transfers into Level 3	—	—	13	6	—	—	—	—	—
Transfers out of Level 3	(22)	—	—	(4)	—	—	—	—	—
Fair value, end of period	$4,046	$29	$1,121	$44	$48	$48	$132	$75	$(793)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$1	$—	$—	$—	$—	$—	$—	$(5)	$—
Investment related gains (losses), net	—	—	(5)	—	(1)	—	(33)	—	12
Claims and other policy benefits	—	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	—	18
Included in other comprehensive income (loss)	(144)	(4)	(71)	(1)	—	—	—	(2)	—
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

For the three months ended March 31, 2021:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives	Funds withheld at interest	Interest-sensitive contract liabilities embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$3,029	$17	$254	$23	$53	$15	$114	$56	$(907)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	1	—	—	—	—	—	(5)	(5)	—
Investment related gains (losses), net	(1)	—	—	—	1	—	50	—	19
Interest credited	—	—	—	—	—	—	—	—	13
Included in other comprehensive income (loss)	(82)	(1)	(1)	—	—	—	1	—	—
Purchases(1)	223	—	166	—	—	—	16	16	(3)
Sales(1)	(1)	—	—	—	—	—	—	—	—
Settlements(1)	(72)	—	(61)	(1)	—	—	—	—	22
Transfers into Level 3	4	—	30	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	(4)	—	—	—
Fair value, end of period	$3,101	$16	$388	$22	$54	$11	$176	$67	$(856)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$1	$—	$—	$—	$—	$—	$(5)	$(5)	$—
Investment related gains (losses), net	(1)	—	—	—	1	—	50	—	16
Claims & other policy benefits	—	—	—	—	—	—	—	—	(8)
Included in other comprehensive income (loss)	(82)	(1)	(1)	—	—	—	—	—	—
(1)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. During the three months ended March 31, 2022 and 2021, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of March 31, 2022 and December 31, 2021 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2021 Annual Report. This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

March 31, 2022:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$6,535	$6,382	$—	$—	$6,382
Policy loans	1,221	1,221	—	1,221	—
Funds withheld at interest	6,672	6,795	—	—	6,795
Cash and cash equivalents	1,735	1,735	1,735	—	—
Short-term investments	47	47	47	—	—
Other invested assets	954	900	5	58	837
Accrued investment income	578	578	—	578	—
Liabilities:
Interest-sensitive contract liabilities	$20,834	$21,046	$—	$—	$21,046
Other liabilities – funds withheld at interest	1,646	1,556	—	—	1,556
Long-term debt	3,667	3,614	—	—	3,614
Collateral finance and securitization notes	166	141	—	—	141

December 31, 2021:
Assets:
Mortgage loans on real estate	$6,283	$6,580	$—	$—	$6,580
Policy loans	1,234	1,234	—	1,234	—
Funds withheld at interest	6,747	7,075	—	—	7,075
Cash and cash equivalents	1,810	1,810	1,810	—	—
Short-term investments	23	23	23	—	—
Other invested assets	910	907	6	70	831
Accrued investment income	533	533	—	533	—
Liabilities:
Interest-sensitive contract liabilities	$18,625	$19,540	$—	$—	$19,540
Other liabilities – funds withheld at interest	1,658	1,657	—	—	1,657
Long-term debt	3,667	3,886	—	—	3,886
Collateral finance and securitization notes	180	153	—	—	153
(1)Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
7.    Segment Information
The accounting policies of the segments are the same as those described in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements included in the Company’s 2021 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets.
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

The Company has geographic-based and business-based operational segments. Geographic-based operations are further segmented into traditional and financial solutions businesses. Information related to revenues, income (loss) before income taxes and total assets of the Company for each reportable segment are summarized below (dollars in millions):

	Three months ended March 31,
Revenues:	2022	2021
U.S. and Latin America:
Traditional	$1,867	$1,637
Financial Solutions	252	318
Total	2,119	1,955
Canada:
Traditional	362	343
Financial Solutions	25	26
Total	387	369
Europe, Middle East and Africa:
Traditional	476	457
Financial Solutions	182	146
Total	658	603
Asia Pacific:
Traditional	688	647
Financial Solutions	21	104
Total	709	751
Corporate and Other	57	441
Total	$3,930	$4,119

	Three months ended March 31,
Income (loss) before income taxes:	2022	2021
U.S. and Latin America:
Traditional	$(166)	$(338)
Financial Solutions	44	83
Total	(122)	(255)
Canada:
Traditional	6	24
Financial Solutions	13	6
Total	19	30
Europe, Middle East and Africa:
Traditional	(6)	(68)
Financial Solutions	85	60
Total	79	(8)
Asia Pacific:
Traditional	51	41
Financial Solutions	(56)	28
Total	(5)	69
Corporate and Other	(31)	350
Total	$(60)	$186

Assets:	March 31, 2022	December 31, 2021
U.S. and Latin America:
Traditional	$20,960	$20,572
Financial Solutions	27,229	29,028
Total	48,189	49,600
Canada:
Traditional	5,144	5,091
Financial Solutions	43	18
Total	5,187	5,109
Europe, Middle East and Africa:
Traditional	4,655	4,670
Financial Solutions	6,506	7,165
Total	11,161	11,835
Asia Pacific:
Traditional	10,769	10,048
Financial Solutions	8,808	7,678
Total	19,577	17,726
Corporate and Other	5,647	7,905
Total	$89,761	$92,175
8.    Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company’s commitments to fund investments as of March 31, 2022 and December 31, 2021, are presented in the following table (dollars in millions):

	March 31, 2022	December 31, 2021
Limited partnership interests and joint ventures	$978	$1,031
Mortgage loans on real estate	57	152
Bank loans and private placements	914	768
Lifetime mortgages	90	41
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for expected credit losses associated with unfunded commitments as of March 31, 2022 and December 31, 2021.
Funding Agreements
Federal Home Loan Bank of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2022 and December 31, 2021, the Company had $1.1 billion and $1.4 billion, respectively, of FHLB funding agreements outstanding. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s Funding Agreement Backed Notes (“FABN”) program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of March 31, 2022 and December 31, 2021, the Company had $900 million and $500 million, respectively, of FABN agreements outstanding and are included within interest-sensitive contract liabilities.
Contingencies
Litigation
The Company is subject to litigation in the normal course of its business, however, the Company currently has no material litigation. A legal reserve is established when the Company is notified of an arbitration demand or litigation or is notified that an arbitration demand or litigation is imminent, it is probable that the Company will incur a loss as a result and the amount of the probable loss is reasonably capable of being estimated.
Other Contingencies
The Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right to use asset and lease obligation. As of March 31, 2022, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of March 31, 2022 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	2,678
2036	3,599
2037	6,850
2038	2,300
2039	7,350
2046	3,000
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration of any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of March 31, 2022 and December 31, 2021, are reflected in the following table (dollars in millions):

	March 31, 2022	December 31, 2021
Treaty guarantees	$2,152	$2,208
Treaty guarantees, net of assets in trust	1,253	1,281
Securities borrowing and repurchase arrangements	177	134
9.    Income Tax
For the three months ended March 31, 2022, the Company recorded income tax expense of $3 million on a pre-tax loss of $60 million, or an effective tax rate of 3.7%. Tax expense was recorded on the pre-tax loss was the result of income in jurisdictions with tax rates higher than the U.S., basis adjustments in foreign jurisdictions and adjustments to the valuation allowance. For the three months ended March 31, 2021, the Company recorded income tax expense of $47 million on pre-tax income of $186 million, or an effective tax rate of 25.3%. The effective tax rate was higher than the U.S. statutory income tax rate of 21% primarily as a result of income earned in jurisdictions with tax rates higher than the U.S., global intangible low-taxed income (“GILTI”) and Subpart F income.

10.    Employee Benefit Plans
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three months ended March 31, 2022 and 2021 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021
Service cost	$4	$4	$1	$1
Interest cost	1	1	—	—
Expected return on plan assets	(3)	(2)	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of prior actuarial losses	1	1	—	—
Net periodic benefit cost	$3	$4	$1	$1
11.    Reinsurance
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At March 31, 2022 and December 31, 2021, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2022, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
The following table presents information for the Company’s reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of March 31, 2022 or December 31, 2021 (dollars in millions):

		March 31, 2022		December 31, 2021
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A-	$1,617	62.3%	$1,626	63.0%
Reinsurer B	A+	441	17.0	423	16.4
Reinsurer C	A+	216	8.3	212	8.2
Reinsurer D	A	59	2.3	59	2.3
Reinsurer E	A+	44	1.7	44	1.7
Reinsurer F	A++	42	1.6	42	1.6
Other reinsurers		176	6.8	174	6.8
Total		$2,595	100.0%	$2,580	100.0%
Included in the total reinsurance ceded receivables balance were $196 million and $203 million of claims recoverable, of which $9 million and $10 million were in excess of 90 days past due, as of March 31, 2022 and December 31, 2021, respectively. Also included in the total reinsurance ceded receivable and other is a deposit asset on reinsurance of $1,617 million and $1,626 million as of March 31, 2022 and December 31, 2021, respectively.

12.    Policy Claims and Benefits
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in future policy benefits and other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Three months ended March 31,
	2022	2021
Balance at beginning of year	$8,053	$7,556
Less: reinsurance recoverable	(556)	(641)
Net balance at beginning of year	7,497	6,915
Incurred:
Current year	3,438	4,097
Prior years	(82)	(59)
Total incurred	3,356	4,038
Payments:
Current year	(161)	(164)
Prior years	(3,051)	(3,196)
Total payments	(3,212)	(3,360)
Other changes:
Interest accretion	8	10
Foreign exchange adjustments	17	(51)
Total other changes	25	(41)

Net balance at end of period	7,666	7,552
Plus: reinsurance recoverable	567	732
Balance at end of period	$8,233	$8,284
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

Cash flow assumptions for measuring liability for future policy benefits The Company will likely adopt this guidance on a modified retrospective basis as of the earliest period presented in the year of adoption. Upon adoption, there will be an adjustment to retained earnings as a result of capping the net premium ratio at 100% and eliminating negative reserves on certain issue year cohorts. The Company is currently evaluating this impact but anticipates it will likely result in a material decrease to retained earnings. The Company is currently evaluating the impact of the cash flow assumptions amendments on its results of operations and financial position but anticipates they will likely be material.

Discount rate assumption for measuring liability for future policy benefits The new guidance requires insurers to update the discount rate assumption used to measure liabilities for future policy benefits at each reporting period, and the discount rate utilized must be based on an upper-medium grade fixed income instrument yield. The change in the liability estimate as a result of updating the discount rate assumption will be recognized in other comprehensive income (loss).

Discount rate assumption for measuring liability for future policy benefits The Company will likely adopt this guidance on a modified retrospective basis as of the earliest period presented in the year of adoption. Upon adoption, there will be an adjustment to accumulated other comprehensive income (loss) as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition. The Company is currently evaluating the impact of this adjustment but anticipates it will likely be material.

Market risk benefits The new guidance created a new category of benefit features called market risk benefits that will be measured at fair value with changes in fair value attributable to a change in the instrument-specific credit risk recognized in other comprehensive income (loss).

Market risk benefits The Company is required to adopt this guidance on a retrospective basis as of the earliest period presented in the year of adoption. Upon adoption, the Company expects an impact to (1) accumulated other comprehensive income (loss) for the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date and (2) retained earnings for the difference between fair value and carrying value at the transition date, excluding the changes in the instrument-specific credit risk. The Company is currently evaluating the impact of these adjustments but anticipates they will likely be material.

Amortization of deferred acquisition costs (“DAC”) and other balances The new guidance requires DAC and other balances to be amortized on a constant level basis over the expected term of the related contracts.

Amortization of deferred acquisition costs (“DAC”) and other balances The Company will likely adopt this guidance on a modified retrospective basis as of the earliest period presented in the year of adoption. Upon adoption, the Company expects an adjustment to accumulated other comprehensive income (loss) for the removal of cumulative adjustments to DAC associated with unrealized gains and losses previously recorded in accumulated other comprehensive income (loss). The Company is currently evaluating the impact of this adjustment but anticipates it will likely result in a material increase to accumulated other comprehensive income (loss). The Company is currently evaluating the impact of the other amortization of DAC and other balances amendments on its results of operations and financial position but anticipates they will likely not be material.

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
The effects of the COVID-19 pandemic and the response thereto on economic conditions, the financial markets and insurance risks, and the resulting effects on the Company’s financial results, liquidity, capital resources, financial metrics, investment portfolio and stock price, could cause actual results and events to differ materially from those expressed or implied by forward-looking statements. Additionally, numerous other important factors (whether related to, resulting from or exacerbated by the COVID-19 pandemic or otherwise) could also cause results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation: (1) adverse changes in mortality, morbidity, lapsation or claims experience, (2) inadequate risk analysis and underwriting, (3) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (4) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (5) the availability and cost of collateral necessary for regulatory reserves and capital, (6) requirements to post collateral or make payments due to declines in market value of assets subject to the Company’s collateral arrangements, (7) action by regulators who have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (8) the effect of the Company parent’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, (9) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (10) the impairment of other financial institutions and its effect on the Company’s business, (11) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (12) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities, that in turn could affect regulatory capital, (13) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (14) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (15) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (16) the stability of and actions by governments and economies in the markets in which the Company operates, including ongoing uncertainties regarding the amount of U.S. sovereign debt and the credit ratings thereof, (17) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (18) financial performance of the Company’s clients, (19) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (20) competitive factors and competitors’ responses to the Company’s initiatives, (21) development and introduction of new products and distribution opportunities, (22) execution of the Company’s entry into new markets, (23) integration of acquired blocks of business and entities, (24) interruption or failure of the Company’s telecommunication, information technology or other operational systems, or the Company’s failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data stored on such systems, (25) adverse litigation or arbitration results, (26) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (27) changes in laws, regulations, and accounting standards applicable to the Company or its business, including Long Duration Targeted Improvement accounting changes, and (28) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update these forward-looking statements, even though the Company’s situation may change in the future. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2021 Annual Report, as may be supplemented by Item 1A – “Risk Factors” in the Company’s subsequent Quarterly Reports on Form 10-Q.
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.5 trillion of life reinsurance in force and assets of $89.8 billion as of March 31, 2022. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
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
For its traditional life business, the Company’s profitability largely depends on the volume and amount of death- and health-related claims incurred and the ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. For longevity business, the Company’s profitability depends on the lifespan of the underlying contract holders and the investment performance for certain contracts. Additionally, the Company generates profits on investment spreads associated with the reinsurance of investment type contracts and generates fees from financial reinsurance transactions, which are typically shorter duration than its traditional life reinsurance business. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.
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
A discussion of each of the critical accounting policies may be found in the Company’s 2021 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”
Consolidated Results of Operations
Impacts of the COVID-19 Pandemic
Although global COVID-19 related deaths have begun to decline, the Company continues to experience increased claim costs as a result of the COVID-19 global pandemic. However, the Company cannot reliably predict the future impact the ongoing pandemic will have on its business, results of operations and financial condition as the impact will depend on, among other factors, the severity of new variants of the virus, vaccination effectiveness, country-specific circumstances, and COVID-19’s indirect impact on mortality and morbidity.
The ultimate amount and timing of claims the Company will experience as a result of the COVID-19 pandemic will depend on many variables and uncertainties. These variables and uncertainties include those discussed above, in addition to age, gender, comorbidities, other insured versus general population characteristics, geography-specific institutional and individual mitigating actions, medical capacity, and other factors. To date, general population COVID-19 deaths have been heavily concentrated in individuals aged 70 and older and with pre-existing comorbidities; however, many populations have seen an increase in younger age deaths, particularly in areas where healthcare facilities were unable to provide adequate care. The Company’s insured population has lower exposure to older ages than the general population and covers a generally healthier population due to underwriting and socioeconomic factors of those purchasing insurance. In addition, the Company’s longevity business may act as a modest offset to excess life insurance claims at older ages.
The Company’s COVID-19 projection and financial impact models continue to be updated and refined based on latest external data and the Company’s claim experience to date and are subject to the many variables and uncertainties noted above. The U.S. continues to be the key driver of mortality claim costs followed by Canada and the UK. For the three months ended March 31, 2022, the Company estimates it has incurred approximately $315 million of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $272 million of that amount being associated with the U.S. and Latin America Traditional segment. The Company has maintained the range of COVID-19 mortality claim cost estimates relative to the level of general population deaths for the U.S., UK and Canada although short-term experience may be at the higher end of those ranges, reflecting mortality that is still driven in part by new variants of the virus. The Company estimates that every additional 10,000 population deaths in the U.S., UK or Canada as a result of COVID-19 would result in the following corresponding excess mortality claims of approximately
•$10 million to $20 million in the U.S.;
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

Results from Operations – 2022 compared to 2021
The following table summarizes net income for the periods presented.

For the three months ended March 31,
(Dollars in millions, except per share data)	2022	2021	2022 vs 2021
Revenues:
Net premiums	$3,155	$2,914	$241
Net investment income	810	812	(2)
Investment related gains (losses), net	(126)	302	(428)
Other revenues	91	91	—
Total revenues	3,930	4,119	(189)
Benefits and Expenses:
Claims and other policy benefits	3,225	3,192	33
Interest credited	141	146	(5)
Policy acquisition costs and other insurance expenses	355	333	22
Other operating expenses	226	214	12
Interest expense	42	45	(3)
Collateral finance and securitization expense	1	3	(2)
Total benefits and expenses	3,990	3,933	57
Income (loss) before income taxes	(60)	186	(246)
Provision for income taxes	3	47	(44)
Net income (loss)	$(63)	$139	$(202)
Earnings per share:
Basic earnings per share	$(0.93)	$2.04	$(2.97)
Diluted earnings per share	$(0.93)	$2.03	$(2.96)
The decrease in income for the three months ended March 31, 2022, was primarily the result of:
•As discussed in the “Impacts of the COVID-19 Pandemic” above, the Company estimates it has incurred approximately $315 million, pre-tax, of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $272 million, pre-tax, in the U.S. and Latin America segment.
•Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, decreased investment related gains by $33 million for the three month period ended March 31 2022, compared to an increase of $50 million for the three month period ended March 31, 2021.
•$25 million, pre-tax, of net realized losses, included in investment related gains (losses), net associated with portfolio repositioning compared to $154 million of net realized gains recognized in the prior year.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuation increased income before taxes for the three months ended March 31, 2022 by $6 million primarily due to a weakening of the Japanese Yen compared to the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums is primarily due to an increase in new business production, measured by the face amount of life reinsurance in force, of $119.4 billion and $77.9 billion during the three months ended March 31, 2022 and 2021, respectively. Consolidated assumed life reinsurance in force increased to $3,495.1 billion as of March 31, 2022, from $3,428.6 billion as of March 31, 2021, due to new business production offset by lapses and mortality claims.
Net investment income and investment related gains (losses), net
Net investment income is consistent with the comparable period in 2021 as an increase in the average invested asset base was offset by a decrease in yield:
•The average invested assets at amortized cost, excluding spread related business, totaled $35.3 billion and $33.4 billion in 2022 and 2021, respectively.
•The average yield earned on investments, excluding spread related business, was 5.29% and 5.67% for the three-month periods ended March 31, 2022 and 2021, respectively.
•Investment income, net for the three-months ended March 31, 2021, benefited from a one-time adjustment of approximately $92 million, pre-tax, to correct the accounting for unrealized gains on certain limited partnerships, for which the Company uses the equity method of accounting, from AOCI to net investment income. The unrealized gains should have been recognized directly in net investment income in the same prior periods they were reported as earnings by the investees.

The average yield will vary from period to period depending on several variables, including the prevailing risk-free interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from period to period and is highly dependent on the timing of dividends and distributions on certain investments. Investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
The decrease in investment related gains (losses), net is primarily attributable to the following:
•During the three months ended March 31, 2022, the Company repositioned select investment portfolios generating net realized losses of $25 million compared to net realized gains of $154 million during the first three months of 2021.
•Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, decreased investment related gains (losses), net by $33 million for the three month period ended March 31 2022, compared to an increase of $50 million for the three month period ended March 31, 2021.
•The Company uses various derivative instruments such as interest rate swaps, credit default swaps and foreign exchange forwards for risk management purposes that either do not qualify or have not been elected for hedge accounting treatment. Changes in the fair value of these instruments are included in investment related gains (losses), net. During the three months period ended March 31, 2022, the fair value of these instruments decreased by $90 million, compared to a decrease of $51 million during the first three months of 2021. See Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information.
•During the three months ended March 31, 2022, the Company incurred $12 million of impairments and change in allowance for credit losses on fixed maturity securities compared to $2 million during the first three months of 2021.
•Investment related gains (losses), net, for the first three months of 2021 included an adjustment to investments in limited partnerships considered to be investment companies, which should have been recognized in prior periods, of $70 million pre-tax to adjust the carrying value from cost less impairments to the fair value approach, using the net asset value (“NAV”) per share or its equivalent.
The effective tax rate on a consolidated basis was 3.7% tax rate expense on a pre-tax loss for the three months ended March 31, 2022, and 25.3% tax rate expense on pre-tax income for the three months ended March 31, 2021, respectively. See Note 9 – “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate.
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

	Three months ended March 31,
	2022	2021	2022 vs. 2021
Modco/Funds withheld:
Unrealized gains (losses)	$(33)	$50	$(83)
Deferred acquisition costs/retrocession	19	(17)	36
Net effect	(14)	33	(47)
EIAs:
Unrealized gains (losses)	17	29	(12)
Deferred acquisition costs/retrocession	(7)	(15)	8
Net effect	10	14	(4)
Guaranteed minimum benefit riders:
Unrealized gains (losses)	14	19	(5)
Related freestanding derivatives, net of deferred acquisition costs costs/retrocession	(29)	(54)	25
Net effect	(15)	(35)	20
Total net effect after freestanding derivatives	$(19)	$12	$(31)

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
The following table summarizes income before income taxes for the Company’s U.S. and Latin America operations for the periods presented:

For the three months ended March 31,
(dollars in millions)	2022	2021	2022 vs 2021
Revenues:
Net premiums	$1,556	$1,432	$124
Net investment income	567	465	102
Investment related gains (losses), net	(65)	—	(65)
Other revenues	61	58	3
Total revenues	2,119	1,955	164
Benefits and expenses:
Claims and other policy benefits	1,813	1,800	13
Interest credited	124	131	(7)
Policy acquisition costs and other insurance expenses	249	231	18
Other operating expenses	55	48	7
Total benefits and expenses	2,241	2,210	31
Income (loss) before income taxes	$(122)	$(255)	$133
The decrease in loss before income taxes was the result of increases in net premiums and net investment income in the U.S. Traditional segment. The decrease in losses was partially offset by a decrease in investment related gains (losses), net.

Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2022	2021	2022 vs 2021
Revenues:
Net premiums	$1,541	$1,419	$122
Net investment income	304	207	97
Investment related gains (losses), net	15	6	9
Other revenues	7	5	2
Total revenues	1,867	1,637	230
Benefits and expenses:
Claims and other policy benefits	1,765	1,740	25
Interest credited	17	17	—
Policy acquisition costs and other insurance expenses	208	182	26
Other operating expenses	43	36	7
Total benefits and expenses	2,033	1,975	58
Income (loss) before income taxes	$(166)	$(338)	$172
Key metrics:
Life reinsurance in force	$1,645.1 billion	$1,610.2 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	114.5%	122.6%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	13.5%	12.8%
Other operating expenses as a percentage of net premiums	2.8%	2.5%
The decrease in loss before income taxes for the U.S. and Latin America Traditional segment was primarily due to improved claims experience of $70 million within the Individual Mortality line of business, as well as higher net investment income.
Revenues
•The increase in net premiums was primarily due to organic growth as well as $46 million of new business, $45 million related to the restructuring of a transaction that was previously recognized as a low risk transaction or deposit accounting in Latin America and $31 million related to the partial recapture of a large reinsurance transaction, which had been retroceded to another reinsurer, in the second quarter of 2021. The segment added new life business production, measured by face amount of life reinsurance in force, of $39.5 billion and $28.5 billion during the three months ended March 31, 2022 and 2021, respectively.
•The increase in net investment income was primarily due to an increase in variable investment income associated with investments in real estate joint ventures and an increase in realized gains associated with investments in limited partnerships and private equity funds.
Benefits and expenses
•The decrease in the loss ratio for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to favorable non-COVID-19 experience, mainly within the Individual Mortality line of business. Although global COVID-19 related deaths have begun to decline, the U.S. and Latin America segment continued to experience increased claim costs as result of COVID-19 during the period. While the cause of death is not yet available for all claims, the Company estimates that approximately $272 million of claims for the three months ended March 31, 2022, were attributable to COVID-19.
•The increase in policy acquisition costs and other insurance expenses as a percentage of net premiums is primarily attributable to the restructure of a transaction in Latin America.

Financial Solutions

For the three months ended March 31,	2022			2021			2022 vs 2021
	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
(dollars in millions)
Revenues:
Net premiums	$15	$—	$15	$13	$—	$13	$2	$—	$2
Net investment income	262	1	263	257	1	258	5	—	5
Investment related gains (losses), net	(80)	—	(80)	(6)	—	(6)	(74)	—	(74)
Other revenues	27	27	54	26	27	53	1	—	1
Total revenues	224	28	252	290	28	318	(66)	—	(66)
Benefits and expenses:
Claims and other policy benefits	48	—	48	60	—	60	(12)	—	(12)
Interest credited	107	—	107	114	—	114	(7)	—	(7)
Policy acquisition costs and other insurance expenses	40	1	41	47	2	49	(7)	(1)	(8)
Other operating expenses	9	3	12	9	3	12	—	—	—
Total benefits and expenses	204	4	208	230	5	235	(26)	(1)	(27)
Income before income taxes	$20	$24	$44	$60	$23	$83	$(40)	$1	$(39)
Asset-Intensive Reinsurance
The decrease in income before income taxes for the U.S. and Latin America Financial Solutions Asset-Intensive segment was primarily due to higher investment related losses, net in coinsurance portfolios and the decrease in fair value of the embedded derivatives related to modco/funds withheld treaties.
The invested asset base supporting this segment increased to $23.7 billion as of March 31, 2022, from $23.2 billion as of March 31, 2021.
•The increase in the asset base was primarily due to $3.2 billion of new transactions, partially offset by $1.6 billion of retrocessions competed in the second half of 2021, and $1.1 billion of net run off in existing inforce blocks.
•As of March 31, 2022 and 2021, $4.4 billion and $3.2 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% was associated with two clients.
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

(dollars in millions)	Three months ended March 31,
	2022	2021
Revenues:
Total revenues	$224	$290
Less:
Embedded derivatives – modco/funds withheld treaties	(49)	44
Guaranteed minimum benefit riders and related free standing derivatives	(22)	(64)
Revenues before certain derivatives	295	310
Benefits and expenses:
Total benefits and expenses	204	230
Less:
Embedded derivatives – modco/funds withheld treaties	(20)	17
Guaranteed minimum benefit riders and related free standing derivatives	(7)	(29)
Equity-indexed annuities	(10)	(14)
Benefits and expenses before certain derivatives	241	256
Income before income taxes:
Income (loss) before income taxes	20	60
Less:
Embedded derivatives – modco/funds withheld treaties	(29)	27
Guaranteed minimum benefit riders and related free standing derivatives	(15)	(35)
Equity-indexed annuities	10	14
Income before income taxes and certain derivatives	$54	$54
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of these embedded derivatives are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three months ended March 31, 2022 and 2021.
The change in fair value of the embedded derivatives related to modco/funds withheld treaties, net of deferred acquisition costs increased (decreased) income before income taxes by $(29) million and $27 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in revenue for the three months ended March 31, 2022, was due to higher interest rates of $(31) million and $(26) million of widening credit spreads during the three months ended March 31, 2022, compared to the prior period.
Guaranteed Minimum Benefit Riders – Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The change in fair value of the embedded derivatives on guaranteed minimum benefits are net of a decrease in investment related gains (losses), net of $13 million and $55 million for the three months ended March 31, 2022 and 2021, respectively, associated with the Company’s utilization of a credit valuation adjustment.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $15 million and $35 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in income for the three months ended March 31, 2022, was primarily due to the $13 million reduction in the credit valuation adjustment which has the impact of increasing the fair value of the guaranteed minimum benefit liability.
Equity-Indexed Annuities – Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased income before income taxes by $10 million and $14 million for the three months ended March 31, 2022 and 2021, respectively. The increase in income for the three months ended March 31, 2022, was due to an increase in risk free interest rates which has the impact of lowering the fair value of the liability.

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
Discussion and analysis before certain derivatives
•Income before income taxes and certain derivatives was consistent for the three months ended March 31, 2022, as compared to the same period in 2021.
•Revenue before certain derivatives decreased by $15 million for the three months ended March 31, 2022, as compared to the same period in 2021. The decrease in the first quarter of 2022 was primarily due to $(33) million change in fair value of equity options associated with the reinsurance of EIAs, partially offset by a $10 million increase in investment income associated with a funds withheld transaction which is retroceded to a third party. Both of these items are substantially offset by a corresponding change in interest credited and other insurance expenses, respectively.
•Benefits and expenses before certain derivatives decreased by $15 million for the three months ended March 31, 2022, as compared to the same period in 2021. The decrease in the current quarter was primarily due to $(29) million higher interest credited associated with the reinsurance of EIAs, partially offset by $10 million increase in other insurance expenses related to a funds withheld transaction which is retroceded to a third party.
Capital Solutions
Income before income taxes for the U.S. and Latin America Capital Solutions’ business for the three months ended March 31, 2022, increased slightly compared to the three months ended March 31, 2021. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
•As of March 31, 2022 and 2021, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $23.3 billion and $22.0 billion, respectively.
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

For the three months ended March 31,
(dollars in millions)	2022	2021	2022 vs 2021
Revenues:
Net premiums	$327	$303	$24
Net investment income	56	60	(4)
Investment related gains (losses), net	1	2	(1)
Other revenues	3	4	(1)
Total revenues	387	369	18
Benefits and expenses:
Claims and other policy benefits	311	284	27
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	47	45	2
Other operating expenses	10	10	—
Total benefits and expenses	368	339	29
Income (loss) before income taxes	$19	$30	$(11)
•The decrease in income before income taxes for the three months ended March 31, 2022, as compared to the same period in 2021, is primarily due to unfavorable claims experience in the individual mortality line of business and lower investment income, partially offset by favorable claims experience in the group life and health line of business and favorable longevity experience.

•While foreign currency fluctuations can result in variances in the financial statement line items, fluctuation in the Canadian dollar did not result in a material change in income before income taxes for the three months ended March 31, 2022. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2022	2021	2022 vs 2021
Revenues:
Net premiums	$304	$280	$24
Net investment income	55	60	(5)
Investment related gains (losses), net	1	2	(1)
Other revenues	2	1	1
Total revenues	362	343	19
Benefits and expenses:
Claims and other policy benefits	300	266	34
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	46	45	1
Other operating expenses	10	8	2
Total benefits and expenses	356	319	37
Income (loss) before income taxes	$6	$24	$(18)
Key metrics:
Life reinsurance in force	$484.5 billion	$460.1 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	98.7%	95.0%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	15.1%	16.1%
Other operating expenses as a percentage of net premiums	3.3%	2.9%
The decrease in income before income taxes for the three months ended March 31, 2022, is primarily due to unfavorable claims experience in the individual mortality line of business and lower investment income, partially offset by favorable claims experience in the group life and health line of business.
Revenues
•The segment added new life business production, measured by face amount of life reinsurance in force, of $12.7 billion, and $14.2 billion during the first three months of 2022 and 2021, respectively.
•The decrease in net investment income was primarily due to decreased variable investment income, partially offset by an increase in the invested asset base.
Benefits and expenses
•The increase in the loss ratio for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to unfavorable claims experience in the individual mortality line of business. While the cause of death is not yet available for all claims, the Company estimates that approximately $20 million of claims for the three months ended March 31, 2022, were attributable to COVID-19 related factors.
Financial Solutions

For the three months ended March 31,
(dollars in millions)	2022	2021	2022 vs 2021
Revenues:
Net premiums	$23	$23	$—
Net investment income	1	—	1
Investment related gains (losses), net	—	—	—
Other revenues	1	3	(2)
Total revenues	25	26	(1)
Benefits and expenses:
Claims and other policy benefits	11	18	(7)
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	1	—	1
Other operating expenses	—	2	(2)
Total benefits and expenses	12	20	(8)
Income (loss) before income taxes	$13	$6	$7

The increase in income before income taxes was primarily a result of more favorable mortality experience on longevity business for the three months ended March 31, 2022, as compared to the same period in 2021.
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

For the three months ended March 31,
(dollars in millions)	2022	2021	2022 vs 2021
Revenues:
Net premiums	$579	$517	$62
Net investment income	57	68	(11)
Investment related gains (losses), net	16	16	—
Other revenues	6	2	4
Total revenues	658	603	55
Benefits and expenses:
Claims and other policy benefits	518	544	(26)
Interest credited	(9)	(1)	(8)
Policy acquisition costs and other insurance expenses	26	31	(5)
Other operating expenses	44	37	7
Total benefits and expenses	579	611	(32)
Income (loss) before income taxes	$79	$(8)	$87
•The increase in income before income taxes for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to increased net premiums, as well as improved mortality experience compared to the prior-year quarter.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $2 million decrease in income before income taxes for the three months ended March 31, 2022. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2022	2021	2022 vs 2021
Revenues:
Net premiums	$451	$438	$13
Net investment income	22	20	2
Investment related gains (losses), net	—	—	—
Other revenues	3	(1)	4
Total revenues	476	457	19
Benefits and expenses:
Claims and other policy benefits	427	469	(42)
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	25	29	(4)
Other operating expenses	30	27	3
Total benefits and expenses	482	525	(43)
Income (loss) before income taxes	$(6)	$(68)	$62
Key metrics:
Life reinsurance in force	$850.7 billion	$830.8 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	94.7%	107.1%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	5.5%	6.6%
Other operating expenses as a percentage of net premiums	6.7%	6.2%
The decrease in loss before income taxes for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to an improvement in individual life mortality experience and increased net premiums.

Revenues
•The increase in net premiums was due to an increase in business volume on new and existing treaties.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $50.5 billion and $27.6 billion during the three months ended March 31, 2022, and the same period in 2021, respectively.
Benefits and expenses
•The decrease in the loss ratio for the first three months of 2022 is due to improved mortality experience. While the cause of death is not available for all claims, the Company estimates that approximately $10 million of claims for the three months ended March 31, 2022, were attributable to COVID-19 related factors.
Financial Solutions

For the three months ended March 31,
(dollars in millions)	2022	2021	2022 vs 2021
Revenues:
Net premiums	$128	$79	$49
Net investment income	35	48	(13)
Investment related gains (losses), net	16	16	—
Other revenues	3	3	—
Total revenues	182	146	36
Benefits and expenses:
Claims and other policy benefits	91	75	16
Interest credited	(9)	(1)	(8)
Policy acquisition costs and other insurance expenses	1	2	(1)
Other operating expenses	14	10	4
Total benefits and expenses	97	86	11
Income (loss) before income taxes	$85	$60	$25
The increase in income before income taxes for the first three months was primarily due to new business growth and favorable longevity experience.
Revenues
•The increase in net premiums was primarily due to increased volumes of closed block longevity transactions.
•The decrease in net investment income was primarily related to lower income associated with unit-linked policies which fluctuate with market performance and is offset by a decrease in interest credited.
Benefits and expenses
•The increase in claims and other policy benefits is the result of increased production and continued growth in the segment’s longevity block business.
•Interest credited in this segment relates to amounts credited to the contract holders of unit-linked products. This amount will fluctuate according to contract holder investment selections, equity returns and interest rates. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
•The increase in operating expenses is due to an increase in transaction related costs.
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

For the three months ended March 31,
(dollars in millions)	2022	2021	2022 vs 2021
Revenues:
Net premiums	$693	$662	$31
Net investment income	77	61	16
Investment related gains (losses), net	(81)	11	(92)
Other revenues	20	17	3
Total revenues	709	751	(42)
Benefits and expenses:
Claims and other policy benefits	583	564	19
Interest credited	20	15	5
Policy acquisition costs and other insurance expenses	59	54	5
Other operating expenses	52	49	3
Total benefits and expenses	714	682	32
Income (loss) before income taxes	$(5)	$69	$(74)
•The decrease in income before taxes as compared to the same period in 2021 was primarily due to unfavorable fluctuations in the fair value of derivatives within the Financial Solutions business, partially offset by favorable claims experience in Asia and Australia.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in an $8 million increase in income before income taxes during the three months ended March 31, 2022. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2022	2021	2022 vs 2021
Revenues:
Net premiums	$650	$609	$41
Net investment income	33	33	—
Investment related gains (losses), net	—	(1)	1
Other revenues	5	6	(1)
Total revenues	688	647	41
Benefits and expenses:
Claims and other policy benefits	542	518	24
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	47	43	4
Other operating expenses	48	45	3
Total benefits and expenses	637	606	31
Income (loss) before income taxes	$51	$41	$10
Key metrics:
Life reinsurance in force	$508.4 billion	$521.0 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	83.4%	85.1%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	7.2%	7.1%
Other operating expenses as a percentage of net premiums	7.4%	7.4%
The increase in income before income taxes is primarily the result of an increase in net premiums, partially offset by increases in benefits and expenses across the segment.
Revenues
•The increase in net premiums was primarily due to continued business growth in the segment.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $16.6 billion and $7.6 billion during the three months ended March 31, 2022 and 2021, respectively, due to new business production.

Benefits and expenses
•The decrease in the loss ratio for the three months ended March 31, 2022, as compared to the same period in 2021 was primarily due to increases in net premiums in excess of unfavorable claims experience across the segment. While the cause of death is not yet available for all claims, the Company estimates that approximately $14 million of claims for the three months ended March 31, 2022, were attributable to COVID-19 related factors.
Financial Solutions

For the three months ended March 31,
(dollars in millions)	2022	2021	2022 vs 2021
Revenues:
Net premiums	$43	$53	$(10)
Net investment income	44	28	16
Investment related gains (losses), net	(81)	12	(93)
Other revenues	15	11	4
Total revenues	21	104	(83)
Benefits and expenses:
Claims and other policy benefits	41	46	(5)
Interest credited	20	15	5
Policy acquisition costs and other insurance expenses	12	11	1
Other operating expenses	4	4	—
Total benefits and expenses	77	76	1
Income (loss) before income taxes	$(56)	$28	$(84)
The decrease in income before income taxes is primarily due to unfavorable fluctuations in the fair value of derivatives. The invested asset base supporting asset-intensive transactions increased to $10.3 billion as of March 31, 2022 from $6.6 billion as of March 31, 2021. The increase in the asset base compared to March 31, 2021, was primarily due to $3.3 billion from recently executed transactions and net organic growth of $0.4 billion from existing inforce blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.3 billion and $1.6 billion for the three months ended March 31, 2022 and 2021, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Revenues
•The decrease in net premiums is attributable to a lower contribution from single premium asset-intensive transactions of $8 million for the three months ended March 31, 2022, as compared to the same period in 2021.
•The increase in net investment income is due to the increase in the asset base.
•The decrease in investment related gains (losses), net is primarily due to unfavorable fluctuations in the fair value of credit derivatives of $(78) million due to widening credit spreads.
Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions and service business expenses. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries, such as RGAX, and joint ventures that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. The Company continues to invest in this area in an effort to both support its clients and accelerate the development of new solutions and services to increase consumer engagement within the life insurance industry and hence generate new future revenue streams.

For the three months ended March 31,
(dollars in millions)	2022	2021	2022 vs 2021
Revenues:
Net premiums	$—	$—	$—
Net investment income	53	158	(105)
Investment related gains (losses), net	3	273	(270)
Other revenues	1	10	(9)
Total revenues	57	441	(384)
Benefits and expenses:
Claims and other policy benefits	—	—	—
Interest credited	6	1	5
Policy acquisition costs and other insurance income	(26)	(28)	2
Other operating expenses	65	70	(5)
Interest expense	42	45	(3)
Collateral finance and securitization expense	1	3	(2)
Total benefits and expenses	88	91	(3)
Loss before income taxes	$(31)	$350	$(381)
The decrease in income before income taxes is primarily due to a decrease in total revenues attributable to the following:
•The decrease in net investment income is primarily due to a one-time adjustment recorded in the prior period of $92 million of pre-tax unrealized gains on certain limited partnerships, for which the Company uses the equity method of accounting, from AOCI to net investment income. The unrealized gains should have been recognized directly in net investment income in the same prior periods they were reported as earnings by the investees. The remaining decrease is attributable to lower investment income on Corporate invested assets primarily due to a lower yield.
•The decrease in investment related gains (losses), net is attributable to losses on sales of fixed maturity securities in the first three months of 2022 of $18 million compared to gains of $144 million for the prior year, lower unrealized gains on limited partnerships and changes in allowances and impairments on mortgage loans and available for sale securities. In addition, investment related gains (losses), net, for the first three months of 2021 includes an adjustment to investments in limited partnerships considered to be investment companies, which should have been recognized in prior periods, of $70 million to adjust the carrying value from cost less impairments to the fair value approach, using the net asset value (“NAV”) per share or its equivalent.
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
Current Market Environment
The Company’s average investment yield, excluding spread related business, for the three months ended March 31, 2022, was 5.29%, 38 basis points below the same period in 2021 due to lower variable investment income. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity securities available-for-sale decreased from $5.3 billion at December 31, 2021, to $2.2 billion at March 31, 2022, due to tightening credit spreads. Additionally, gross unrealized losses increased from $0.3 billion at December 31, 2021, to $2.1 billion at March 31, 2022.

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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. The primary sources of RGA’s liquidity include proceeds from its capital-raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance Company (“RGA Reinsurance”), Reinsurance Company of Missouri, Incorporated (“RCM”) and Rockwood Reinsurance Company (“Rockwood Re”) and dividends from operating subsidiaries. As the Company continues its growth efforts, RGA will continue to be dependent upon these sources of liquidity. The following tables provide comparative information for RGA (dollars in millions):

	Three months ended March 31,
	2022	2021
Interest expense	$41	$52
Capital contributions to subsidiaries	7	4
Dividends to shareholders	49	48
Purchase of common stock	25	—
Interest and dividend income	108	32

	March 31, 2022	December 31, 2021
Cash and invested assets	$511	$621
See Item 15, Schedule II – “Condensed Financial Information of the Registrant” in the 2021 Annual Report for additional financial information related to RGA.
The undistributed earnings of substantially all of the Company’s foreign subsidiaries have been reinvested indefinitely in those non-U.S. operations, as described in Note 9 – “Income Tax” in the Notes to Consolidated Financial Statements in the 2021 Annual Report. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds are repatriated.
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
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the three months ended March 31, 2022, RGA repurchased 219,116 shares of common stock under this program for $25 million.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the three months ended March 31, 2022, RGA did not repurchase any shares of common stock under this program.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.

Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Three months ended March 31,
	2022	2021
Dividends to shareholders	$49	$48
Purchase of common stock (1)	25	—
Total amount paid to shareholders	$74	$48

Number of common shares purchased (1)	219,116	—
Average price per share	$114.09	$—
(1)Excludes shares utilized to execute and settle certain stock incentive awards.
In April 2022, RGA’s board of directors declared a quarterly dividend of $0.73 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $5.3 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted RGA Inc’s stockholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-acceleration covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness.
As of March 31, 2022 and December 31, 2021, the Company had $3.7 billion, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of March 31, 2022 and December 31, 2021, the average interest rate on long-term debt outstanding was 4.42%. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in August 2023. As of March 31, 2022, the Company had no cash borrowings outstanding and $21 million in issued, but undrawn, letters of credit under this facility.
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
Credit and Committed Facilities
At March 31, 2022, the Company maintained an $850 million syndicated revolving credit facility in addition to committed letter of credit facilities aggregating $929 million. See Note 13 – “Debt” in the Notes to Consolidated Financial Statements in the 2021 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At March 31, 2022, there were approximately $53 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2022, $1.7 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
Cash Flows
The Company’s principal cash inflows from its reinsurance operations include premiums and deposit funds received from ceding companies. The primary liquidity concerns with respect to these cash flows are early recapture of the reinsurance contract by the ceding company and lapses of annuity products reinsured by the Company. The Company’s principal cash inflows from its invested assets result from investment income and the maturity and sales of invested assets. The primary liquidity concerns with respect to these cash inflows relates to the risk of default by debtors and interest rate volatility. The Company manages these risks very closely. See “Investments” below.
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a revolving credit facility, under which the Company had availability of $829 million as of March 31, 2022. The Company also has $742 million of funds available through collateralized borrowings from the FHLB as of March 31, 2022. As of March 31, 2022, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements in the 2021 Annual Report). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its cash and cash equivalents along with its current sources of liquidity are adequate to meet its cash requirements for the next 12 months, despite the uncertainty associated with the pandemic.
Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are summarized as follows:

	For the three months ended March 31,
	2022	2021
	(Dollars in millions)
Sources:
Net cash provided by operating activities	$163	$2,366
Net deposits to investment-type policies and contracts	1,864	—
Issuance of preferred interests by subsidiary	90	—
Total sources	2,117	2,366

Uses:
Net cash used in investing activities	2,235	2,492
Dividends to stockholders	49	48
Repayment of collateral finance and securitization notes	14	42
Principal payments of long-term debt	1	1
Purchases of treasury stock	27	1
Change in cash collateral for derivative positions and other arrangements	6	25
Change in deposit asset on reinsurance	3	—
Net withdrawals from investment-type policies and contracts	—	26
Effect of exchange rate changes on cash	21	17
Total uses	2,356	2,652
Net change in cash and cash equivalents	$(239)	$(286)
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2021 Annual Report.
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
The Company’s liquidity position (cash and cash equivalents and short term investments) was $3.0 billion at March 31, 2022 and December 31, 2021, respectively. Given the uncertainty associated with the COVID-19 pandemic and the related volatility in the financial markets, the Company has increased its liquidity position. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $58 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.1 billion and $1.4 billion at March 31, 2022 and December 31, 2021, respectively, which is included in interest sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
Investments
Management of Investments
The Company’s investment and derivative strategies involve matching the characteristics of its reinsurance products and other obligations. The Company seeks to closely approximate the interest rate sensitivity of the assets with estimated interest rate sensitivity of the reinsurance liabilities. The Company achieves its income objectives through strategic and tactical asset allocations, applying security and derivative strategies within asset/liability and disciplined risk management frameworks. Derivative strategies are employed within the Company’s risk management framework to help manage duration, currency, and other risks in assets and/or liabilities and to replicate the credit characteristics of certain assets.
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
Portfolio Composition
The Company had total cash and invested assets of $78.6 billion and $81.5 billion as of March 31, 2022 and December 31, 2021, respectively, as illustrated below (dollars in millions):

	March 31, 2022	% of Total	December 31, 2021	% of Total
Fixed maturity securities, available-for-sale	$57,922	73.6%	$60,749	74.6%
Equity securities	139	0.2	151	0.2
Mortgage loans on real estate	6,535	8.3	6,283	7.7
Policy loans	1,221	1.6	1,234	1.5
Funds withheld at interest	6,737	8.6	6,954	8.5
Short-term investments	315	0.4	87	0.1
Other invested assets	3,033	3.9	3,070	3.8
Cash and cash equivalents	2,709	3.4	2,948	3.6
Total cash and invested assets	$78,611	100.0%	$81,476	100.0%
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

	Three months ended March 31,
	2022	2021	Increase/ (Decrease)
Average invested assets at amortized cost	$35,271	$33,367	$1,904
Net investment income	$457	$463	$(6)
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	5.29%	5.67%	(38) bps
VII (included in net investment income)	$141	$162	$(21)
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	3.80%	3.79%	1 bp
Investment yield decreased for the three months ended March 31, 2022, in comparison to the same period in the prior year, primarily due to decreased variable income from limited partnerships partially offset by increased variable income from real estate joint ventures, which are included in other invested assets on the condensed consolidated balance sheets.

Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of March 31, 2022 and December 31, 2021.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). RMBS, ABS, and CMBS are collectively “structured securities.” As of March 31, 2022 and December 31, 2021, approximately 93.8% and 94.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The Company owns floating rate securities that represent approximately 6.3% and 5.3% of the total fixed maturity securities as of March 31, 2022 and December 31, 2021, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 62.8% of total fixed maturity securities as of March 31, 2022 and December 31, 2021. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of March 31, 2022 and December 31, 2021.
As of March 31, 2022 and December 31, 2021, the Company’s investments in Canadian government securities represented 7.6% and 8.1%, respectively, of the fair value of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
The Company references rating agency designations in some of its investments disclosures. These designations are based on the ratings from nationally recognized statistical rating organizations, primarily Moody’s, S&P and Fitch. Structured securities held by the Company’s insurance subsidiaries that maintain the NAIC statutory basis of accounting utilize the NAIC rating methodology. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade (BBB or higher rating agency designation). NAIC designations in classes 3 through 6 are generally considered below investment grade (BB or lower rating agency designation). If no rating is available from a rating agency or the NAIC, then an internally developed rating is used.
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of March 31, 2022 and December 31, 2021 was as follows (dollars in millions):

		March 31, 2022			December 31, 2021
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$34,434	$34,741	60.0%	$33,540	$36,725	60.5%
2	BBB	19,691	19,574	33.8	18,684	20,379	33.5
3	BB	2,821	2,769	4.8	2,620	2,668	4.4
4	B	730	720	1.2	876	863	1.4
5	CCC and lower	127	92	0.2	96	79	0.1
6	In or near default	46	26	—	57	35	0.1
	Total	$57,849	$57,922	100.0%	$55,873	$60,749	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022			December 31, 2021
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
RMBS:
Agency	$538	$537	8.3%	$551	$582	8.4%
Non-agency	445	429	6.6	469	468	6.8
Total RMBS	983	966	14.9	1,020	1,050	15.2
ABS:
Collateralized loan obligations (“CLOs”)	1,659	1,630	25.1	1,761	1,752	25.4
ABS, excluding CLOs	2,256	2,116	32.5	2,263	2,253	32.6
Total ABS	3,915	3,746	57.6	4,024	4,005	58.0
CMBS	1,829	1,786	27.5	1,790	1,849	26.8
Total	$6,727	$6,498	100.0%	$6,834	$6,904	100.0%
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
The Company’s ABS portfolio primarily consists of CLOs, aircraft, and single-family rentals. The principal risks in holding ABS are structural, credit, capital market and interest rate risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements that include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
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
As of March 31, 2022 and December 31, 2021, the Company had $2,066 million and $349 million, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans on Real Estate
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Most of the mortgage loans in the Company’s portfolio range in size up to $30 million, with the average mortgage loan investment as of March 31, 2022, totaling approximately $9 million.

As of March 31, 2022 and December 31, 2021, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	March 31, 2022		December 31, 2021
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,302	35.1%	$2,270	36.0%
South	2,238	34.0	2,135	33.7
Midwest	1,187	18.0	1,166	18.4
Northeast	475	7.2	419	6.6
Subtotal - U.S.	6,202	94.3	5,990	94.7
Canada	213	3.2	193	3.0
United Kingdom	167	2.5	144	2.3
Other	1	—	2	—
Total	$6,583	100.0%	$6,329	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2021 Annual Report and “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.
Allowance for Credit Losses and Impairments
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2021 Annual Report for additional information. The table below summarizes investment related gains (losses), net related to allowances for credit losses and impairments for the three months ended March 31, 2022 and 2021 (dollars in millions).

	Three months ended March 31,
	2022	2021
Change in allowance for credit losses on fixed maturity securities	$11	$2
Impairments on fixed maturity securities	1	—
Other impairment losses and changes in provision	—	(1)
Change in mortgage loan allowance for credit losses	2	(17)
Total	$14	$(16)
The change in allowance for credit losses and impairments on fixed maturity securities for the three months ended March 31, 2022 and 2021, was primarily related to high-yield securities. The decrease in mortgage loan allowance for credit losses for the three months ended, March 31, 2021 reflects the improved outlook from the COVID-19 pandemic.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of March 31, 2022 and December 31, 2021.
As of March 31, 2022 and December 31, 2021, the Company classified approximately 9.0% and 8.5%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Borrowing, Lending and Repurchase Agreements” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase programs.

Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of March 31, 2022 and December 31, 2021. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts, FHLB common stock and unit-linked investments. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of March 31, 2022 and December 31, 2021.
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
See Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of March 31, 2022 and December 31, 2021.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of March 31, 2022, the Company had credit exposure of $16 million.
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
The Company holds $823 million and $758 million of beneficial interest in lifetime mortgages in the UK, net of allowance for credit losses, as of March 31, 2022 and December 31, 2021, respectively. Investment income includes $10 million and $13 million in interest income earned on lifetime mortgages for the three months ended March 31, 2022 and 2021, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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
•Established preliminary key accounting policies;
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
See Note 13 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements for additional information on new accounting pronouncements and their impact, if any, on the Company’s results of operations and financial position.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product.  As of March 31, 2022, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2021, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2021, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.  Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 2021 Annual Report.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended March 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2022 – January 31, 2022	10,998	$115.70	—	$71,573,495
February 1, 2022 – February 28, 2022	225,234	$114.11	219,116	$46,573,506
March 1, 2022 – March 31, 2022	212	$111.56	—	$400,000,000
(1)RGA repurchased 0, 219,116, and 0 shares of common stock under its share 2019 repurchase program during January, February and March 2022. The Company net settled – issuing 30,189, 23,150, and 628 shares from treasury and repurchasing from recipients 10,998, 6,118 and 212 shares in January, February and March 2022, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the three months ended March 31, 2022, RGA repurchased 219,116 shares of common stock under this program for $25 million.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the three months ended March 31, 2022, RGA did not repurchase any shares of common stock under this program.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
ITEM 6.  Exhibits
See index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Amended and Restated Articles of Incorporation, effective as of May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed on May 22, 2020 (File No. 1-11848)

3.2	Amended and Restated Bylaws, effective as of May 23, 2018, incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 24, 2018 (File No. 1-11848)

10.1	Form of Performance Contingent Share Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017 and as further amended effective May 19, 2021*

10.2	Form of Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017 and as further amended effective May 19, 2021*

10.3	Form of Non-Qualified Stock Option Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017 and as further amended effective May 19, 2021*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: May 6, 2022	By:	/s/ Anna Manning
Anna Manning
President & Chief Executive Officer
(Principal Executive Officer)
Date: May 6, 2022	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)