Form 10-Q
period 2022-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2022-08-05
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
 OR
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
As of July 31, 2022, 67,007,268 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(Dollars in millions, except share data)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $57,608 and $55,873; allowance for credit losses of $55 and $31)	$53,294	$60,749
Equity securities, at fair value	127	151
Mortgage loans (net of allowance for credit losses of $38 and $35)	6,544	6,283
Policy loans	1,218	1,234
Funds withheld at interest	6,393	6,954
Short-term investments	272	87
Other invested assets	3,110	3,070
Total investments	70,958	78,528
Cash and cash equivalents	2,556	2,948
Accrued investment income	572	533
Premiums receivable and other reinsurance balances	2,884	2,888
Reinsurance ceded receivables and other	2,558	2,580
Deferred policy acquisition costs	3,856	3,690
Other assets	1,225	1,008
Total assets	$84,609	$92,175
Liabilities and Equity
Future policy benefits	$34,833	$35,782
Interest-sensitive contract liabilities	29,023	26,377
Other policy claims and benefits	6,464	6,993
Other reinsurance balances	582	613
Deferred income taxes	1,060	2,886
Other liabilities	2,899	2,663
Long-term debt	3,667	3,667
Collateral finance and securitization notes	152	180
Total liabilities	78,680	79,161
Commitments and contingent liabilities (See Note 8)
Equity:
Preferred stock – par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at June 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	2,478	2,461
Retained earnings	8,592	8,563
Treasury stock, at cost – 18,303,330 and 18,139,868 shares	(1,673)	(1,653)
Accumulated other comprehensive income (loss)	(3,559)	3,642
Total Reinsurance Group of America, Inc. stockholders’ equity	5,839	13,014
Noncontrolling interest	90	—
Total equity	5,929	13,014
Total liabilities and stockholders’ equity	$84,609	$92,175
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:	(Dollars in millions, except per share data)
Net premiums	$3,230	$3,098	$6,385	$6,012
Net investment income	754	759	1,564	1,571
Investment related gains (losses), net	(254)	112	(380)	414
Other revenues	157	168	248	259
Total revenues	3,887	4,137	7,817	8,256
Benefits and Expenses:
Claims and other policy benefits	2,815	2,813	6,040	6,005
Interest credited	138	218	279	364
Policy acquisition costs and other insurance expenses	393	339	748	672
Other operating expenses	243	240	469	454
Interest expense	42	43	84	88
Collateral finance and securitization expense	2	2	3	5
Total benefits and expenses	3,633	3,655	7,623	7,588
Income before income taxes	254	482	194	668
Provision for income taxes	55	138	58	185
Net income	$199	$344	$136	$483
Net income attributable to noncontrolling interest	1	—	1	—
Net income available to RGA, Inc. shareholders	$198	$344	$135	$483
Earnings per share:
Basic earnings per share	$2.95	$5.06	$2.01	$7.11
Diluted earnings per share	$2.92	$5.02	$2.00	$7.06
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Comprehensive income (loss)	(Dollars in millions)
Net income	$199	$344	$136	$483
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(43)	19	(30)	49
Net unrealized investment gains (losses)	(3,460)	1,020	(7,170)	(1,367)
Defined benefit pension and postretirement plan adjustments	(1)	—	(1)	—
Total other comprehensive income (loss), net of tax	(3,504)	1,039	(7,201)	(1,318)
Total comprehensive income (loss)	(3,305)	1,383	(7,065)	(835)
Comprehensive income attributable to noncontrolling interest	1	—	1	—
Total comprehensive income (loss) available to RGA, Inc. shareholders	$(3,306)	$1,383	$(7,066)	$(835)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)
(Unaudited)

	Three months ended June 30, 2022 and 2021
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, March 31, 2022	$1	$2,465	$8,446	$(1,675)	$(55)	$9,182	$90	$9,272
Distributions to noncontrolling interest							(1)	(1)
Net income			198			198	1	199
Total other comprehensive income (loss)					(3,504)	(3,504)		(3,504)
Dividends to stockholders, $0.73 per share			(49)			(49)		(49)
Purchase of treasury stock						—		—
Reissuance of treasury stock		13	(3)	2		12		12
Balance, June 30, 2022	$1	$2,478	$8,592	$(1,673)	$(3,559)	$5,839	$90	$5,929

Balance, March 31, 2021	$1	$2,411	$8,235	$(1,559)	$3,002	$12,090	$—	$12,090
Net income			344			344	—	344
Total other comprehensive income (loss)					1,039	1,039		1,039
Dividends to stockholders, $0.70 per share			(47)			(47)		(47)
Purchase of treasury stock				(1)		(1)		(1)
Reissuance of treasury stock		19	(1)	1		19		19
Balance, June 30, 2021	$1	$2,430	$8,531	$(1,559)	$4,041	$13,444	$—	$13,444

	Six months ended June 30, 2022 and 2021
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	$1	$2,461	$8,563	$(1,653)	$3,642	$13,014	$—	$13,014
Issuance of preferred interests by subsidiary							90	90
Distributions to noncontrolling interest							(1)	(1)
Net income			135			135	1	136
Total other comprehensive income (loss)					(7,201)	(7,201)		(7,201)
Dividends to stockholders, $1.46 per share			(98)			(98)		(98)
Issuance of common stock, net of expenses						—		—
Purchase of treasury stock				(27)		(27)		(27)
Reissuance of treasury stock		17	(8)	7		16		16
Balance, June 30, 2022	$1	$2,478	$8,592	$(1,673)	$(3,559)	$5,839	$90	$5,929

Balance, December 31, 2020	$1	$2,406	$8,148	$(1,562)	$5,359	$14,352	$—	$14,352
Net income			483			483	—	483
Total other comprehensive income (loss)					(1,318)	(1,318)		(1,318)
Dividends to stockholders, $1.40 per share			(95)			(95)		(95)
Issuance of common stock, net of expenses						—		—
Purchase of treasury stock				(2)		(2)		(2)
Reissuance of treasury stock		24	(5)	5		24		24
Balance, June 30, 2021	$1	$2,430	$8,531	$(1,559)	$4,041	$13,444	$—	$13,444
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2022	2021
	(Dollars in millions)
Net cash provided by (used in) operating activities	$242	$2,330
Cash flows from investing activities:
Sales of fixed maturity securities available-for-sale	6,018	7,235
Maturities of fixed maturity securities available-for-sale	419	545
Sales of equity securities	4	3
Principal payments and sales of mortgage loans	552	417
Principal payments on policy loans	21	12
Purchases of fixed maturity securities available-for-sale	(9,278)	(9,885)
Purchases of equity securities	(5)	(1)
Cash invested in mortgage loans	(834)	(783)
Cash invested in policy loans	(5)	(8)
Cash invested in funds withheld at interest	(4)	(52)
Proceeds from sale of businesses, net of cash transferred of $1 and $43	7	19
Purchases of property and equipment	(12)	(10)
Change in short-term investments	(200)	223
Change in other invested assets	106	112
Net cash provided by (used in) investing activities	(3,211)	(2,173)
Cash flows from financing activities:
Dividends to stockholders	(98)	(95)
Repayment of collateral finance and securitization notes	(29)	(65)
Principal payments of long-term debt	(2)	(401)
Purchases of treasury stock	(27)	(2)
Change in cash collateral for derivative positions and other arrangements	143	184
Change in deposit asset on reinsurance	(32)	—
Deposits on investment-type policies and contracts	3,424	599
Withdrawals on investment-type policies and contracts	(783)	(520)
Distributions to noncontrolling interest	(1)	—
Issuance of preferred interests by subsidiary	90	—
Net cash provided by (used in) financing activities	2,685	(300)
Effect of exchange rate changes on cash	(108)	(11)
Change in cash and cash equivalents	(392)	(154)
Cash and cash equivalents, beginning of period	2,948	3,408
Cash and cash equivalents, end of period	$2,556	$3,254
Supplemental disclosures of cash flow information:
Interest paid	$72	$85
Income taxes paid (received), net of refunds	$119	$185
Non-cash investing activities:
Transfer of invested assets	$494	$1,557
Sale of businesses:
Assets disposed, net of cash transferred	$(6)	$(512)
Liabilities disposed	$1	$504
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
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Earnings:
Net income	$199	$344	$136	$483
Less: Net income attributable to noncontrolling interest	1	—	1	—
Net income available to RGA, Inc. shareholders	$198	$344	$135	$483
Shares:
Weighted average outstanding shares	67	68	67	68
Equivalent shares from outstanding stock awards	1	1	1	1
Denominator for diluted calculation	68	69	68	69
Earnings per share:
Basic	$2.95	$5.06	$2.01	$7.11
Diluted	$2.92	$5.02	$2.00	$7.06
The calculation of common equivalent shares does not include the impact of stock awards with a conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 1.4 million and 1.6 million stock awards and approximately 0.2 million performance contingent shares were excluded from the calculation of common equivalent shares during the three and six month periods ended June 30, 2022, respectively.

3.    Equity
Common Stock
The changes in the number of common stock issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2021	85,310,598	18,139,868	67,170,730
Issuance of common stock	—	—	—
Common stock acquired	—	219,116	(219,116)
Stock-based compensation (1)	—	(55,654)	55,654
Balance, June 30, 2022	85,310,598	18,303,330	67,007,268

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2020	85,310,598	17,353,697	67,956,901
Issuance of common stock	—	—	—
Common stock acquired	—	—	—
Stock-based compensation (1)	—	(40,036)	40,036
Balance, June 30, 2021	85,310,598	17,313,661	67,996,937
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
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the six months ended June 30, 2022, RGA repurchased 219,116 shares of common stock under this program for $25 million.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the six months ended June 30, 2022, RGA did not repurchase any shares of common stock under this program.
Noncontrolling Interest
In 2022, Papara Financing LLC (“Papara”), a subsidiary of RGA Reinsurance Company, issued nonconvertible preferred interests to an unaffiliated third party. Papara holds investments in mortgage loans.
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
The holders of the Papara preferred interests have the option to require redemption upon the occurrence of certain contingent events, such as the failure of Papara to pay the preferred distribution for two or more periods or to meet certain other requirements, including a minimum credit rating. If notice is given upon such an event, all other holders of equal or more subordinate classes of membership interests in Papara are entitled to receive the same form of consideration payable to the holders of the preferred interests, resulting in a deemed liquidation for accounting purposes. The preferred interests are included in noncontrolling interest, and net income attributable to noncontrolling interest was $1 million for the six months ended June 30, 2022.

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2022 and 2021 are as follows (dollars in millions):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2021	$(9)	$3,701	$(50)	$3,642
Other comprehensive income (loss) before reclassifications	(4)	(9,459)	(3)	(9,466)
Amounts reclassified to (from) AOCI	—	308	2	310
Deferred income tax benefit (expense)	(26)	1,981	—	1,955
Balance, June 30, 2022	$(39)	$(3,469)	$(51)	$(3,559)

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2020	$(69)	$5,500	$(72)	$5,359
Other comprehensive income (loss) before reclassifications	55	(1,607)	(3)	(1,555)
Amounts reclassified to (from) AOCI	—	(154)	3	(151)
Deferred income tax benefit (expense)	(6)	394	—	388
Balance, June 30, 2021	$(20)	$4,133	$(72)	$4,041
(1)Includes cash flow hedges of $(206) and $(22) as of June 30, 2022 and December 31, 2021, respectively, and $(40) and $(49) as of June 30, 2021 and December 31, 2020, respectively. See Note 5 – “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the three and six months ended June 30, 2022 and 2021 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,
Details about AOCI Components	2022	2021	2022	2021	Affected Line Item in Statements of Income
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(68)	$26	$(103)	$183	Investment related gains (losses), net
Cash flow hedges – Interest rate	(2)	—	(2)	(2)	(1)
Cash flow hedges – Currency/Interest rate	(1)	(4)	(2)	(4)	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	(99)	19	(201)	(23)	(2)
Total	(170)	41	(308)	154
Provision for income taxes	35	(9)	64	(33)
Net unrealized gains (losses), net of tax	$(135)	$32	$(244)	$121
Amortization of defined benefit plan items:
Prior service cost (credit)	$1	$1	$1	$1	(3)
Actuarial gains (losses)	(2)	(3)	(3)	(4)	(3)
Total	(1)	(2)	(2)	(3)
Provision for income taxes	—	1	—	1
Amortization of defined benefit plans, net of tax	$(1)	$(1)	$(2)	$(2)

Total reclassifications for the period	$(136)	$31	$(246)	$119
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

Equity Based Compensation
Equity compensation expense was $17 million and $24 million in the first six months of 2022 and 2021, respectively. In the first quarter of 2022, the Company granted 258,327 stock appreciation rights at $106.53 weighted average exercise price per share, 78,687 performance contingent shares and 219,553 restricted stock units to employees. Additionally, non-employee directors were granted a total of 17,937 shares of common stock. As of June 30, 2022, 1,705,128 share awards at a weighted average strike price per share of $105.83 were vested and exercisable, with a remaining weighted average exercise period of 4.3 years. As of June 30, 2022, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $42 million. It is estimated that these costs will vest over a weighted average period of 0.8 years.
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
The following tables provide information relating to investments in fixed maturity securities by type as of June 30, 2022 and December 31, 2021 (dollars in millions):

June 30, 2022:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$37,819	$43	$257	$3,659	$34,374	64.5%
Canadian government	3,308	—	536	35	3,809	7.1
RMBS	1,004	—	8	62	950	1.8
ABS	4,091	5	3	307	3,782	7.1
CMBS	1,856	1	2	122	1,735	3.3
U.S. government	1,101	—	7	146	962	1.8
State and political subdivisions	1,202	—	21	107	1,116	2.1
Other foreign government	7,227	6	36	691	6,566	12.3
Total fixed maturity securities	$57,608	$55	$870	$5,129	$53,294	100.0%

December 31, 2021:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$35,239	$26	$3,084	$194	$38,103	62.8%
Canadian government	3,339	—	1,606	1	4,944	8.1
RMBS	1,020	—	37	7	1,050	1.7
ABS	4,024	—	22	41	4,005	6.6
CMBS	1,790	1	66	6	1,849	3.0
U.S. government	2,082	—	31	8	2,105	3.5
State and political subdivisions	1,191	—	137	5	1,323	2.2
Other foreign government	7,188	4	273	87	7,370	12.1
Total fixed maturity securities	$55,873	$31	$5,256	$349	$60,749	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of June 30, 2022 and December 31, 2021, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$373	$335	$100	$103
Fixed maturity securities received as collateral	n/a	1,591	n/a	1,922
Assets in trust held to satisfy collateral requirements	30,476	28,080	28,671	31,173
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s equity included securities of the U.S. government and its agencies as well as the securities disclosed below, as of June 30, 2022 and December 31, 2021 (dollars in millions).

	June 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Government of Japan	$3,031	$2,755	$3,080	$3,063
Canadian province of Quebec	1,390	1,747	1,377	2,347
Canadian province of Ontario	1,047	1,155	1,092	1,451
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of June 30, 2022, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,408	$1,407
Due after one year through five years	9,847	9,730
Due after five years through ten years	11,466	10,701
Due after ten years	27,936	24,989
Structured securities	6,951	6,467
Total	$57,608	$53,294
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of June 30, 2022 and December 31, 2021 (dollars in millions):

June 30, 2022:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$14,008	$12,703	37.0%
Industrial	19,152	17,526	51.0
Utility	4,659	4,145	12.0
Total	$37,819	$34,374	100.0%

December 31, 2021:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$13,101	$14,045	36.9%
Industrial	17,857	19,375	50.8
Utility	4,281	4,683	12.3
Total	$35,239	$38,103	100.0%

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
The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the six months ended June 30, 2022 and 2021 (dollars in millions):

	Six months ended June 30, 2022
	Corporate	ABS	CMBS	Other Foreign Government	Total
Balance, beginning of period	$26	$—	$1	$4	$31
Credit losses recognized on securities for which credit losses were not previously recorded	18	5	—	1	24
Reductions for securities sold during the period	(6)	—	—	(1)	(7)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	5	—	—	2	7
Balance, end of period	$43	$5	$1	$6	$55

	Six months ended June 30, 2021
	Corporate	ABS	CMBS	Other Foreign Government	Total
Balance, beginning of period	$17	$—	$3	$—	$20
Credit losses recognized on securities for which credit losses were not previously recorded	2	—	1	4	7
Reductions for securities sold during the period	(8)	—	(2)	—	(10)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	—	—	(1)	—	(1)
Balance, end of period	$11	$—	$1	$4	$16
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
The following tables present the estimated fair value and gross unrealized losses for the 6,103 and 1,862 fixed maturity securities for which an allowance for credit loss has not been recorded as of June 30, 2022 and December 31, 2021, and the estimated fair value had declined and remained below amortized cost (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
June 30, 2022:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$25,035	$3,170	$1,124	$327	$26,159	$3,497
Canadian government	359	29	13	6	372	35
RMBS	631	39	122	23	753	62
ABS	2,850	244	640	45	3,490	289
CMBS	1,523	111	39	4	1,562	115
U.S. government	839	137	24	9	863	146
State and political subdivisions	789	100	27	7	816	107
Other foreign government	4,348	469	795	145	5,143	614
Total investment grade securities	36,374	4,299	2,784	566	39,158	4,865
Below investment grade securities:
Corporate	1,234	137	103	25	1,337	162
ABS	61	9	8	2	69	11
CMBS	29	3	11	1	40	4
Other foreign government	170	28	115	49	285	77
Total below investment grade securities	1,494	177	237	77	1,731	254
Total fixed maturity securities	$37,868	$4,476	$3,021	$643	$40,889	$5,119

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2021:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$4,135	$86	$946	$51	$5,081	$137
Canadian government	20	1	—	—	20	1
RMBS	132	3	102	4	234	7
ABS	1,747	22	589	6	2,336	28
CMBS	152	2	35	2	187	4
U.S. government	1,513	6	31	2	1,544	8
State and political subdivisions	109	3	28	2	137	5
Other foreign government	2,237	33	724	37	2,961	70
Total investment grade securities	10,045	156	2,455	104	12,500	260
Below investment grade securities:
Corporate	463	13	97	44	560	57
ABS	—	—	13	13	13	13
CMBS	—	—	—	—	—	—
Other foreign government	136	7	75	10	211	17
Total below investment grade securities	599	20	185	67	784	87
Total fixed maturity securities	$10,644	$176	$2,640	$171	$13,284	$347
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

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Fixed maturity securities available-for-sale	$559	$516	$1,092	$1,011
Equity securities	1	1	3	3
Mortgage loans	76	73	149	139
Policy loans	14	13	27	27
Funds withheld at interest	57	95	108	179
Short-term investments and cash and cash equivalents	2	—	4	1
Other invested assets – limited partnerships and real estate joint ventures	77	70	238	231
Other invested assets – all other	—	17	2	30
Investment income	786	785	1,623	1,621
Investment expense	(32)	(26)	(59)	(50)
Net investment income	$754	$759	$1,564	$1,571
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Fixed maturity securities available-for-sale:
Change in allowance for credit losses and impairments	$(15)	$5	$(27)	$3
Realized gains on investment activity	34	53	45	220
Realized losses on investment activity	(94)	(30)	(130)	(43)
Net gains (losses) on equity securities	(15)	20	(23)	23
Other impairment losses and change in mortgage loan allowance for credit losses	(1)	3	(3)	21
Change in fair value of certain limited partnership investments and other, net	19	32	45	143
Net gains (losses) on derivatives	(182)	29	(287)	47
Total investment related gains (losses), net	$(254)	$112	$(380)	$414
Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements
The following table provides information relating to securities borrowing, lending and repurchase/reverse repurchase agreements as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities borrowing agreements:
Securities borrowed (1)	n/a	$676	n/a	$420
Securities pledged as collateral (2)	529	466	279	290
Securities lending agreements:
Securities loaned (2)	82	81	94	102
Securities received as collateral (3)	n/a	92	n/a	102
Repurchase/reverse repurchase agreements:
Securities pledged (2)	643	593	704	736
Cash (4)	—	—	10	10
Securities received (3)	n/a	565	n/a	728
Cash received (5)	162	162	—	—
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

The following tables present information on the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending agreements:
Corporate	$—	$—	$—	$68	$68
State and political subdivisions	—	—	—	3	3
Other foreign government	—	—	—	10	10
Total	—	—	—	81	81
Repurchase agreements:
Corporate	—	—	51	289	340
Other foreign government	—	—	7	246	253
Total	—	—	58	535	593
Total agreements	$—	$—	$58	$616	$674

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending agreements:
Corporate	$—	$—	$—	$94	$94
State and political subdivisions	—	—	—	3	3
Other foreign government	—	—	—	5	5
Total	—	—	—	102	102
Repurchase agreements:
Corporate	—	—	—	366	366
Other foreign government	—	—	—	370	370
Total	—	—	—	736	736
Total agreements	$—	$—	$—	$838	$838
Mortgage Loans
As of June 30, 2022, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (12.9%), Texas (11.4%) and Washington (8.2%), in addition to loans secured by properties in Canada (3.3%) and United Kingdom (2.4%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022		December 31, 2021
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office	$1,729	26.2%	$1,683	26.6%
Retail	2,319	35.1	2,090	33.0
Industrial	1,415	21.5	1,249	19.7
Apartment	776	11.8	801	12.7
Other commercial	355	5.4	506	8.0
Recorded investment	6,594	100.0%	6,329	100.0%
Unamortized balance of loan origination fees and expenses	(12)		(11)
Allowance for credit losses	(38)		(35)
Total mortgage loans	$6,544		$6,283

The following table presents the maturities of the Company’s recorded investment in mortgage loans as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022		December 31, 2021
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$2,578	39.1%	$2,660	42.0%
Due after five years through ten years	2,759	41.8	2,593	41.0
Due after ten years	1,257	19.1	1,076	17.0
Total	$6,594	100.0%	$6,329	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of June 30, 2022 and December 31, 2021 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction Loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
June 30, 2022:
Loan-to-Value Ratio
0% – 59.99%	$3,350	$222	$67	$10	$3,649	55.3%
60% – 69.99%	1,909	196	96	—	2,201	33.4
70% – 79.99%	455	34	40	—	529	8.0
80% or greater	89	—	126	—	215	3.3
Total	$5,803	$452	$329	$10	$6,594	100.0%

	Recorded Investment
	Debt Service Ratios			Construction Loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2021:
Loan-to-Value Ratio
0% – 59.99%	$3,111	$238	$51	$6	$3,406	53.8%
60% – 69.99%	1,906	190	46	—	2,142	33.8
70% – 79.99%	520	41	12	—	573	9.1
80% or greater	148	—	60	—	208	3.3
Total	$5,685	$469	$169	$6	$6,329	100.0%
The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of June 30, 2022 and December 31, 2021 (dollars in millions):

	Recorded Investment
	Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
June 30, 2022:
Internal credit quality grade:
High investment grade	$451	$705	$373	$586	$431	$1,651	$4,197
Investment grade	368	313	246	312	271	645	2,155
Average	—	6	—	26	76	98	206
Watch list	—	—	—	—	—	—	—
In or near default	—	—	—	—	—	36	36
Total	$819	$1,024	$619	$924	$778	$2,430	$6,594

	Recorded Investment
	Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
December 31, 2021:
Internal credit quality grade:
High investment grade	$725	$402	$645	$461	$344	$1,534	$4,111
Investment grade	367	272	331	301	296	502	2,069
Average	6	—	27	39	5	32	109
Watch list	—	—	—	—	—	4	4
In or near default	—	—	—	—	—	36	36
Total	$1,098	$674	$1,003	$801	$645	$2,108	$6,329
The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022	December 31, 2021
Current	$6,575	$6,329
Greater than 90 days	19	—
Total	$6,594	$6,329
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans for the six months ended June 30, 2022 and 2021 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$37	$47	$35	$64
Change in allowance for credit losses	1	(2)	3	(19)
Balance, end of period	$38	$45	$38	$45
For the six months ended June 30, 2022, the Company restructured three mortgage loans to interest only payments as a result of lower occupancy levels. The total recorded investment before allowance for credit losses for mortgage loans, which were modified and met the criteria of Troubled Debt Restructuring (“TDR”), is $77 million as of June 30, 2022. For the six months ended June 30, 2021, the Company did not have any significant loans that were modified and met the criteria of a TDR. The Company had no mortgage loans that were on a nonaccrual status as of June 30, 2022 and 2021. The Company did not acquire any impaired mortgage loans during six months ended June 30, 2022 and 2021.
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
Funds Withheld at Interest
As of June 30, 2022, $4.1 billion of the funds withheld at interest balance is primarily associated with two clients. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.

Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, and derivative contracts. Other invested assets also includes FHLB common stock and unit-linked investments, which are included in Other in the table below. As of June 30, 2022 and December 31, 2021, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of June 30, 2022 and December 31, 2021 are as follows (dollars in millions):

	June 30, 2022	December 31, 2021
Limited partnership interests and real estate joint ventures	$2,074	$1,996
Lifetime mortgages	812	758
Derivatives	115	175
Other	109	141
Total other invested assets	$3,110	$3,070
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
Types of Derivatives Used by the Company
Commonly used derivative instruments include, but are not necessarily limited to: credit default swaps, financial futures, equity options, foreign currency swaps, foreign currency forwards, interest rate swaps, interest rate options, synthetic guaranteed investment contracts (“GICs”), consumer price index (“CPI”) swaps, forward bond purchase commitments, other derivatives and embedded derivatives.
For detailed information on these derivative instruments and the related strategies, see Note 5 – “Derivative Instruments” of the Company’s 2021 Annual Report.
Summary of Derivative Positions
Derivatives, except for embedded derivatives, are included in other invested assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest or other liabilities, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of June 30, 2022 and December 31, 2021 (dollars in millions):

		June 30, 2022			December 31, 2021
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,143	$23	$1	$1,273	$66	$1
Interest rate options	Interest rate	2,893	9	—	—	—	—
Financial futures	Equity	227	—	—	240	—	—
Foreign currency swaps	Foreign currency	150	18	—	150	1	—
Foreign currency forwards	Foreign currency	755	—	21	395	2	4
CPI swaps	CPI	524	26	5	563	34	7
Credit default swaps	Credit	1,675	13	39	1,321	29	1
Equity options	Equity	298	43	—	472	29	—
Synthetic GICs	Interest rate	17,317	—	—	16,143	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	326	250	—	227	62
Indexed annuity products		—	—	584	—	—	693
Variable annuity products		—	—	160	—	—	162
Total non-hedging derivatives		24,982	458	1,060	20,557	388	930
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	1,338	2	128	941	4	33
Foreign currency swaps	Foreign currency	114	—	—	153	1	—
Foreign currency forwards	Foreign currency	1,170	14	5	1,320	14	11
Forward bond purchase commitments	Interest rate	453	—	100	545	14	1
Total hedging derivatives		3,075	16	233	2,959	33	45
Total derivatives		$28,057	$474	$1,293	$23,516	$421	$975
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of June 30, 2022 and 2021 were (dollars in millions):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items
		Investment Related Gains (Losses)
For the three months ended June 30, 2022:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(8)	$8
For the three months ended June 30, 2021:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(2)	$2
For the six months ended June 30, 2022:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(1)	$5
For the six months ended June 30, 2021:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(2)	$3
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

The following tables present the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and six months ended June 30, 2022 and 2021 (dollars in millions):

	Three months ended June 30,
	2022	2021
Balance, beginning of period	$(81)	$(71)
Gains (losses), net deferred in other comprehensive income (loss)	(128)	29
Amounts reclassified to investment income	2	—
Amounts reclassified to interest expense	1	2
Balance, end of period	$(206)	$(40)

	Six months ended June 30,
	2022	2021
Balance, beginning of period	$(22)	$(49)
Gains (losses), net deferred in other comprehensive income (loss)	(188)	5
Amounts reclassified to investment income	2	—
Amounts reclassified to interest expense	2	4
Balance, end of period	$(206)	$(40)
As of June 30, 2022, approximately $4 million of before-tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months. For the same time period, there was an immaterial amount of before-tax deferred net gains recorded in AOCI expected to be reclassified to investment income during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2022 and 2021 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
		Investment Income	Interest Expense
For the three months ended June 30, 2022:
Interest rate	$(106)	$—	$(1)
Foreign currency/interest rate	(22)	(2)	—
Total	$(128)	$(2)	$(1)
For the three months ended June 30, 2021:
Interest rate	$29	$—	$(2)
Foreign currency/interest rate	—	—	—
Total	$29	$—	$(2)

For the six months ended June 30, 2022:
Interest rate	$(170)	$—	$(2)
Foreign currency/interest rate	(18)	(2)	—
Total	$(188)	$(2)	$(2)
For the six months ended June 30, 2021:
Interest rate	$6	$—	$(4)
Foreign currency/interest rate	(1)	—	—
Total	$5	$—	$(4)

For the three and six months ended June 30, 2022 and 2021, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the three and six months ended June 30, 2022 and 2021 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	Three months ended June 30,		Six months ended June 30,
Type of NIFO Hedge	2022	2021	2022	2021
Foreign currency swaps	$1	$(2)	$1	$(3)
Foreign currency forwards	38	(10)	22	(24)
Total	$39	$(12)	$23	$(27)
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $160 million and $137 million at June 30, 2022 and December 31, 2021, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021 is as follows (dollars in millions):

		Three months ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2022	2021
Interest rate swaps	Investment related gains (losses), net	$(44)	$33
Interest rate options	Investment related gains (losses), net	(6)	—
Financial futures	Investment related gains (losses), net	24	(9)
Foreign currency swaps	Investment related gains (losses), net	11	3
Foreign currency forwards	Investment related gains (losses), net	(76)	(1)
CPI swaps	Investment related gains (losses), net	(11)	3
Credit default swaps	Investment related gains (losses), net	(33)	12
Equity options	Investment related gains (losses), net	21	(11)
Subtotal		(114)	30
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(56)	16
Indexed annuity products	Interest credited	44	(13)
Variable annuity products	Investment related gains (losses), net	(12)	(17)
Total non-hedging derivatives		$(138)	$16

		Six months ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2022	2021
Interest rate swaps	Investment related gains (losses), net	$(96)	$(37)
Interest rate options	Investment related gains (losses), net	(6)	—
Financial futures	Investment related gains (losses), net	31	(19)
Foreign currency swaps	Investment related gains (losses), net	18	12
Foreign currency forwards	Investment related gains (losses), net	(99)	(9)
CPI swaps	Investment related gains (losses), net	18	21
Credit default swaps	Investment related gains (losses), net	(91)	32
Equity options	Investment related gains (losses), net	21	(21)
Subtotal		(204)	(21)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(89)	66
Indexed annuity products	Interest credited	80	1
Variable annuity products	Investment related gains (losses), net	2	1
Total non-hedging derivatives		$(211)	$47

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$(23)	$477	17.2	$28	$600	14.2
Subtotal	(23)	477	17.2	28	600	14.2
BBB+/BBB/BBB-
Single name credit default swaps	—	158	3.7	1	141	2.4
Credit default swaps referencing indices	(1)	1,015	6.6	—	565	5.1
Subtotal	(1)	1,173	6.2	1	706	4.6
BB+/BB/BB-
Single name credit default swaps	(2)	25	3.7	(1)	15	3.5
Subtotal	(2)	25	3.7	(1)	15	3.5
Total	$(26)	$1,675	9.3	$28	$1,321	9.0
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
The following table provides information relating to the netting of the Company’s derivative instruments as of June 30, 2022 and December 31, 2021 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments/ Collateral (1)	Net Amount
June 30, 2022:
Derivative assets	$148	$(33)	$115	$(115)	$—
Derivative liabilities	299	(33)	266	(266)	—
December 31, 2021:
Derivative assets	$194	$(19)	$175	$(175)	$—
Derivative liabilities	58	(19)	39	(39)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of June 30, 2022, the Company had credit exposure of $15 million.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are summarized below (dollars in millions):

June 30, 2022:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$34,374	$—	$30,136	$4,238
Canadian government	3,809	—	3,809	—
RMBS	950	—	944	6
ABS	3,782	—	2,624	1,158
CMBS	1,735	—	1,652	83
U.S. government	962	862	90	10
State and political subdivisions	1,116	—	1,083	33
Other foreign government	6,566	—	6,530	36
Total fixed maturity securities – available-for-sale	53,294	862	46,868	5,564
Equity securities	127	80	—	47
Funds withheld at interest – embedded derivatives	(174)	—	—	(174)
Funds withheld at interest	62	—	—	62
Cash equivalents	1,156	1,156	—	—
Short-term investments	234	171	42	21
Other invested assets:
Derivatives	115	—	115	—
Other	33	—	33	—
Total other invested assets (1)	148	—	148	—
Total	$54,847	$2,269	$47,058	$5,520
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$744	$—	$—	$744
Other liabilities:
Funds withheld at interest – embedded derivatives	(250)	—	—	(250)
Derivatives	266	—	266	—
Total	$760	$—	$266	$494
(1)Other invested assets included in the fair value hierarchy exclude limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of June 30, 2022, the fair value of such investments was $620 million.

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

Quantitative Information Regarding Internally Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of June 30, 2022 and December 31, 2021 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	June 30, 2022	December 31, 2021			June 30, 2022	December 31, 2021
Assets:
Corporate	$35	$49	Market comparable securities	Liquidity premium	1%	0-1% (1%)
				EBITDA Multiple	5.0x-7.0x (6.5x)	5.2x-7.0x (6.4x)
ABS	233	205	Market comparable securities	Liquidity premium	0-18% (3%)	2-18% (4%)
U.S. government	10	12	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	6	5	Market comparable securities	EBITDA Multiple	6.9x-11.2x (8.5x)	6.9x-10.6x (8.0x)
Funds withheld at interest – embedded derivatives	61	182	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (12%)	0-35% (18%)
				Withdrawal	0-5% (4%)	0-5% (4%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-4% (2%)	1-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	584	693	Discounted cash flow	Mortality	0-100% (3%)	0-100% (2%)
				Lapse	0-35% (11%)	0-35% (16%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	1-4% (2%)	1-4% (2%)
Interest-sensitive contract liabilities – embedded derivatives – variable annuities	160	162	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25% (4%)	0-25% (4%)
				Withdrawal	0-7% (6%)	0-7% (5%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (14%)	0-27% (14%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended June 30, 2022:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives, net(1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$4,046	$29	$1,121	$44	$48	$48	$132	$75	$(793)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	2	—	—	—	—	—	—	(5)	—
Investment related gains (losses), net	(6)	—	—	—	(5)	1	(56)	—	(12)
Interest credited	—	—	—	—	—	—	—	—	44
Included in other comprehensive income (loss)	(157)	(6)	(73)	(3)	—	(1)	—	(5)	—
Purchases(2)	571	—	207	—	4	1	—	2	—
Sales(2)	(108)	—	—	(1)	—	—	—	—	—
Settlements(2)	(153)	—	(21)	(1)	—	(28)	—	(5)	17
Transfers into Level 3	57	13	32	4	—	—	—	—	—
Transfers out of Level 3	(14)	—	(19)	—	—	—	—	—	—
Fair value, end of period	$4,238	$36	$1,247	$43	$47	$21	$76	$62	$(744)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$1	$—	$—	$—	$—	$—	$—	$(5)	$—
Investment related gains (losses), net	(8)	—	—	—	(5)	—	(56)	—	(13)
Interest credited	—	—	—	—	—	—	—	—	27
Included in other comprehensive income (loss)	(157)	(6)	(73)	(3)	—	—	—	(5)	—
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

For the six months ended June 30, 2022:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives, net(1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$3,888	$33	$1,179	$45	$50	$28	$165	$83	$(855)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	3	—	—	—	—	—	—	(10)	—
Investment related gains (losses), net	(6)	—	(5)	—	(6)	1	(89)	—	2
Interest credited	—	—	—	—	—	—	—	—	80
Included in other comprehensive income (loss)	(301)	(10)	(145)	(4)	—	(1)	—	(7)	—
Purchases(2)	936	—	302	—	4	21	—	3	(5)
Sales(2)	(124)	—	(51)	(1)	(1)	—	—	—	—
Settlements(2)	(179)	—	(59)	(3)	—	(28)	—	(7)	34
Transfers into Level 3	57	13	45	10	—	—	—	—	—
Transfers out of Level 3	(36)	—	(19)	(4)	—	—	—	—	—
Fair value, end of period	$4,238	$36	$1,247	$43	$47	$21	$76	$62	$(744)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$2	$—	$—	$—	$—	$—	$—	$(10)	$—
Investment related gains (losses), net	(8)	—	(5)	—	(6)	—	(89)		(1)
Interest credited	—	—	—	—	—	—	—	—	45
Included in other comprehensive income (loss)	(301)	(10)	(144)	(4)	—	—	—	(7)	—
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

For the three months ended June 30, 2021:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$3,101	$16	$388	$22	$54	$11	$109	$67	$(857)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	2	—	—	—	—	—	—	(1)	—
Investment related gains (losses), net	2	—	—	—	10	—	16	—	(17)
Interest credited	—	—	—	—	—	—	—	—	(13)
Included in other comprehensive income (loss)	49	—	5	—	—	—	—	—	—
Purchases(1)	317	25	262	—	—	—	—	16	(13)
Sales(1)	(19)	—	(2)	—	(1)	—	—	—	—
Settlements(1)	(269)	—	(24)	(1)	—	(10)	—	(1)	20
Transfers into Level 3	25	—	24	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	(1)	—	—	—
Fair value, end of period	$3,208	$41	$653	$21	$63	$—	$125	$81	$(880)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$1	$—	$—	$—	$—	$—	$—	$(1)	$—
Investment related gains (losses), net	—	—	—	—	9	—	16	—	(19)
Interest credited	—	—	—	—	—	—	—	—	(33)
Included in other comprehensive income (loss)	51	—	5	—	—	—	—	—	—
(1)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

For the six months ended June 30, 2021:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$3,029	$17	$254	$23	$53	$15	$58	$56	$(907)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	3	—	—	—	—	—	—	(6)	—
Investment related gains (losses), net	1	—	—	—	11	—	66	—	1
Interest credited	—	—	—	—	—	—	—	—	1
Included in other comprehensive income (loss)	(33)	(1)	4	—	—	—	1	—	—
Purchases(1)	540	25	428	—	—	—	—	32	(17)
Sales(1)	(20)	—	(2)	—	(1)	—	—	—	—
Settlements(1)	(341)	—	(85)	(2)	—	(10)	—	(1)	42
Transfers into Level 3	29	—	54	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	(5)	—	—	—
Fair value, end of period	$3,208	$41	$653	$21	$63	$—	$125	$81	$(880)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$2	$—	$—	$—	$—	$—	$—	$(6)	$—
Investment related gains (losses), net	(1)	—	—	—	10	—	66	—	(3)
Interest credited	—	—	—	—	—	—	—	—	(41)
Included in other comprehensive income (loss)	(31)	(1)	4	—	—	—	1	—	—

(1)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. During the six months ended June 30, 2022 and 2021, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of June 30, 2022 and December 31, 2021 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2021 Annual Report. This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

June 30, 2022:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$6,544	$6,051	$—	$—	$6,051
Policy loans	1,218	1,218	—	1,218	—
Funds withheld at interest	6,519	6,335	—	—	6,335
Cash and cash equivalents	1,400	1,400	1,400	—	—
Short-term investments	38	38	38	—	—
Other invested assets	924	805	5	60	740
Accrued investment income	572	572	—	572	—
Liabilities:
Interest-sensitive contract liabilities	$21,836	$21,399	$—	$—	$21,399
Other liabilities – funds withheld at interest	1,610	1,417			1,417
Long-term debt	3,667	3,463	—	—	3,463
Collateral finance and securitization notes	152	129	—	—	129

December 31, 2021:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$6,283	$6,580	$—	$—	$6,580
Policy loans	1,234	1,234	—	1,234	—
Funds withheld at interest	6,747	7,075	—	—	7,075
Cash and cash equivalents	1,810	1,810	1,810	—	—
Short-term investments	23	23	23	—	—
Other invested assets	910	907	6	70	831
Accrued investment income	533	533	—	533	—
Liabilities:
Interest-sensitive contract liabilities	$18,625	$19,540	$—	$—	$19,540
Other liabilities – funds withheld at interest	1,658	1,657	—	—	1,657
Long-term debt	3,667	3,886	—	—	3,886
Collateral finance and securitization notes	180	153	—	—	153
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

	Three months ended June 30,		Six months ended June 30,
Revenues:	2022	2021	2022	2021
U.S. and Latin America:
Traditional	$1,868	$1,816	$3,735	$3,453
Financial Solutions	278	433	530	751
Total	2,146	2,249	4,265	4,204
Canada:
Traditional	367	366	729	709
Financial Solutions	27	26	52	52
Total	394	392	781	761
Europe, Middle East and Africa:
Traditional	447	459	923	916
Financial Solutions	134	139	316	285
Total	581	598	1,239	1,201
Asia Pacific:
Traditional	686	653	1,374	1,300
Financial Solutions	43	104	64	208
Total	729	757	1,438	1,508
Corporate and Other	37	141	94	582
Total	$3,887	$4,137	$7,817	$8,256

	Three months ended June 30,		Six months ended June 30,
Income (loss) before income taxes:	2022	2021	2022	2021
U.S. and Latin America:
Traditional	$209	$135	$43	$(203)
Financial Solutions	61	186	105	269
Total	270	321	148	66
Canada:
Traditional	16	32	22	56
Financial Solutions	4	4	17	10
Total	20	36	39	66
Europe, Middle East and Africa:
Traditional	2	(12)	(4)	(80)
Financial Solutions	33	83	118	143
Total	35	71	114	63
Asia Pacific:
Traditional	58	(12)	109	29
Financial Solutions	(66)	31	(122)	59
Total	(8)	19	(13)	88
Corporate and Other	(63)	35	(94)	385
Total	$254	$482	$194	$668

Assets:	June 30, 2022	December 31, 2021
U.S. and Latin America:
Traditional	$21,508	$20,572
Financial Solutions	26,201	29,028
Total	47,709	49,600
Canada:
Traditional	5,026	5,091
Financial Solutions	34	18
Total	5,060	5,109
Europe, Middle East and Africa:
Traditional	4,506	4,670
Financial Solutions	5,313	7,165
Total	9,819	11,835
Asia Pacific:
Traditional	9,196	10,048
Financial Solutions	9,494	7,678
Total	18,690	17,726
Corporate and Other	3,331	7,905
Total	$84,609	$92,175
8.    Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company’s commitments to fund investments as of June 30, 2022 and December 31, 2021 are presented in the following table (dollars in millions):

	June 30, 2022	December 31, 2021
Limited partnership interests and joint ventures	$1,030	$1,031
Mortgage loans	102	152
Bank loans and private placements	786	768
Lifetime mortgages	96	41
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for expected credit losses associated with unfunded commitments as of June 30, 2022 and December 31, 2021.
Funding Agreements
Federal Home Loan Bank (“FHLB”) of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2022 and December 31, 2021, the Company had $1.2 billion and $1.4 billion, respectively, of FHLB funding agreements outstanding. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s Funding Agreement Backed Notes (“FABN”) program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of June 30, 2022 and December 31, 2021, the Company had $900 million and $500 million, respectively, of FABN agreements outstanding and are included within interest-sensitive contract liabilities.
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
As of June 30, 2022, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of June 30, 2022 (dollars in millions):

Commitment Period:	Maximum Potential Obligation
2034	$1,243
2035	2,660
2036	3,599
2037	6,850
2038	2,300
2039	7,350
2046	3,000
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration of any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of June 30, 2022 and December 31, 2021, are reflected in the following table (dollars in millions):

	June 30, 2022	December 31, 2021
Treaty guarantees	$1,946	$2,208
Treaty guarantees, net of assets in trust	1,139	1,281
Securities borrowing and repurchase arrangements	170	134
9.    Income Tax
For the three and six months ended June 30, 2022, the effective tax rate on pre-tax income was 22.1% and 30.1%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022, differed from the U.S. statutory rate of 21% primarily due to income earned in jurisdictions with tax rates higher than the U.S., tax bases adjustments, and adjustments to the valuation allowance.
For the three and six months ended June 30, 2021, the effective tax rate on pre-tax income was 28.5% and 27.6%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2021, differed from the U.S. statutory rate of 21% primarily due to income earned in jurisdictions with tax rates higher than the U.S., state income taxes, and the effect of the enacted UK corporate tax rate increase on the remeasurement of deferred taxes.

10.    Employee Benefit Plans
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
Service cost	$4	$5	$—	$1
Interest cost	2	1	1	1
Expected return on plan assets	(3)	(3)	—	—
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of prior actuarial losses	1	2	1	1
Net periodic benefit cost	$4	$5	$1	$2

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service cost	$8	$9	$1	$2
Interest cost	3	2	1	1
Expected return on plan assets	(6)	(5)	—	—
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of prior actuarial losses	2	3	1	1
Net periodic benefit cost	$7	$9	$2	$3
11.    Reinsurance Ceded Receivables and Other
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At June 30, 2022 and December 31, 2021, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of June 30, 2022 and December 31, 2021, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
The following table presents information for the Company’s reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of June 30, 2022 or December 31, 2021 (dollars in millions):

		June 30, 2022		December 31, 2021
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A-	$1,611	63.0%	$1,626	63.0%
Reinsurer B	A+	431	16.8	423	16.4
Reinsurer C	A+	208	8.1	212	8.2
Reinsurer D	A	59	2.3	59	2.3
Reinsurer E	A++	47	1.8	42	1.6
Reinsurer F	A+	44	1.7	44	1.7
Other reinsurers		158	6.3	174	6.8
Total		$2,558	100.0%	$2,580	100.0%
Included in the total reinsurance ceded receivables and other balance were $215 million and $203 million of claims recoverable, of which $10 million and $10 million were in excess of 90 days past due, as of June 30, 2022 and December 31, 2021, respectively. Also included in the total reinsurance ceded receivable and other is a deposit asset on reinsurance of $1,611 million and $1,626 million as of June 30, 2022 and December 31, 2021, respectively.

12.    Policy Claims and Benefits
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in future policy benefits and other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Six Months Ended June 30,
	2022	2021
Balance, beginning of period	$8,053	$7,556
Less: reinsurance recoverable	(556)	(641)
Net balance, beginning of period	7,497	6,915
Incurred:
Current year	6,813	7,631
Prior years	(114)	(122)
Total incurred	6,699	7,509
Payments:
Current year	(2,009)	(2,747)
Prior years	(4,975)	(4,358)
Total payments	(6,984)	(7,105)
Other changes:
Interest accretion	15	20
Foreign exchange adjustments	(233)	(38)
Total other changes	(218)	(18)

Net balance, end of period	6,994	7,302
Plus: reinsurance recoverable	573	674
Balance, end of period	$7,567	$7,976
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
Standards Adopted
For information on the adoption of recent accounting guidance and their impact, if any, on the Company’s results of operations and financial position, see Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2021 Annual Report.
Standards Not Yet Adopted
In the first quarter of 2023, the Company will adopt Accounting Standards Update (“ASU”): ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). ASU 2018-12 updates certain requirements for the accounting for long-duration insurance contracts.
•Cash flow assumptions and measuring liability for future policy benefits – ASU 2018-12 requires the Company to review its cash flow assumptions at least annually and update, when necessary, with the impact recognized in net income in the period of the change.
Upon adoption, there will be an adjustment to retained earnings as a result of capping the net premium ratio at 100% and eliminating negative reserves on certain issue year cohorts.
•Discount rate – The discount rate assumption is prescribed by ASU 2018-12 as an upper-medium (low credit risk) fixed-income yield and is required to be updated every quarter. The change in the liability as a result of updating the discount rate assumption is recognized in other comprehensive income (loss) (“OCI”).

Upon adoption, there will be an adjustment to accumulated other comprehensive income (loss) as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition.
•Deferred policy acquisition costs and similar balances – Deferred policy acquisition costs (“DAC”) and other capitalized costs such as unearned revenue are amortized on a constant level or straight-line basis over the expected term of the contracts.
Upon adoption, the Company expects an adjustment to accumulated other comprehensive income (loss) for the removal of cumulative adjustments to DAC associated with unrealized gains and losses previously recorded in accumulated other comprehensive income (loss).
•Market risk benefits – Market risk benefits, which are contracts or contract features that provide protection to the policyholder from capital market risk and expose the Company to other-than-nominal capital market risk, are measured at fair value. The periodic change in fair value is recognized in net income with the exception of the periodic change in fair value related to the instrument-specific credit risk, which is recognized in OCI.
Upon adoption, the Company expects an impact to (1) accumulated other comprehensive income (loss) for the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date and (2) retained earnings for the difference between fair value and carrying value at the transition date, excluding the changes in the instrument-specific credit risk.
The updated guidance for the cash flow assumptions, discount rate and deferred policy acquisition costs will be applied on a modified retrospective method as of the earliest period included in the financial statements; that is, to contracts in force as of January 1, 2021. The guidance for market risk benefits will be applied retrospectively as of January 1, 2021.
The Company estimates the adoption of the new guidance will decrease previously reported retained earnings by approximately $1.0 billion to $1.3 billion, net of tax, and accumulated other comprehensive income (loss) by approximately $5.1 billion to $7.1 billion, net of tax, as of the transition date of January 1, 2021. In addition, the Company estimates the adoption of the new guidance will decrease previously reported retained earnings by approximately $0.5 billion to $0.8 billion, net of tax, and accumulated other comprehensive income (loss) by approximately $3.2 billion to $5.2 billion, net of tax, as of December 31, 2021. All amounts assume a tax rate of 24 percent. While the Company has substantially completed the necessary updates to its valuation models and other systems to implement the standard, the Company’s implementation of the new guidance is ongoing. The actual impact of adoption, including the actual tax rate, will be updated as the model validation, system testing and parallel runs continue through the remainder of 2022; therefore, the Company’s estimates are subject to change.

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

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.4 trillion of life reinsurance in force and assets of $84.6 billion as of June 30, 2022. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance, and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
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
Consolidated Results of Operations
Impacts of the COVID-19 Pandemic
Although global COVID-19 related deaths have begun to decline, the Company continues to experience increased claim costs, primarily in the first quarter of 2022, as a result of the COVID-19 global pandemic. However, the Company cannot reliably predict the future impact the ongoing pandemic will have on its business, results of operations and financial condition as the impact will depend on, among other factors, the severity of new variants of the virus, vaccination effectiveness, country-specific circumstances, and COVID-19’s indirect impact on mortality and morbidity.
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
The Company’s COVID-19 projection and financial impact models continue to be updated and refined based on latest external data and the Company’s claim experience to date and are subject to the many variables and uncertainties noted above. The U.S. continues to be the key driver of mortality claim costs followed by Canada and the UK. For the six months ended June 30, 2022, the Company estimates it has incurred approximately $316 million of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $258 million of that amount being associated with the U.S. and Latin America Traditional segment. The Company has maintained the range of COVID-19 mortality claim cost estimates relative to the level of general population deaths for the U.S., UK and Canada. The Company estimates that every additional 10,000 population deaths in the U.S., UK or Canada as a result of COVID-19 would result in the following corresponding excess mortality claims of approximately
•$10 million to $20 million in the U.S.;
•$4 million to $8 million in the UK; and
•$10 million to $20 million in Canada.

Results from Operations – 2022 compared to 2021
The following table summarizes net income for the periods presented.

	Three months ended June 30,			Six months ended June 30,
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:	(Dollars in millions, except per share data)
Net premiums	$3,230	$3,098	$132	$6,385	$6,012	$373
Investment income, net of related expenses	754	759	(5)	1,564	1,571	(7)
Investment related gains (losses), net	(254)	112	(366)	(380)	414	(794)
Other revenues	157	168	(11)	248	259	(11)
Total revenues	3,887	4,137	(250)	7,817	8,256	(439)
Benefits and Expenses:
Claims and other policy benefits	2,815	2,813	2	6,040	6,005	35
Interest credited	138	218	(80)	279	364	(85)
Policy acquisition costs and other insurance expenses	393	339	54	748	672	76
Other operating expenses	243	240	3	469	454	15
Interest expense	42	43	(1)	84	88	(4)
Collateral finance and securitization expense	2	2	—	3	5	(2)
Total benefits and expenses	3,633	3,655	(22)	7,623	7,588	35
Income before income taxes	254	482	(228)	194	668	(474)
Provision for income taxes	55	138	(83)	58	185	(127)
Net income	199	344	(145)	136	483	(347)
Net income attributable to noncontrolling interest	$1	$—	1	$1	$—	1
Net income available to RGA, Inc. shareholders	$198	$344	$(146)	$135	$483	$(348)
Earnings per share:
Basic earnings per share	$2.95	$5.06	$(2.11)	$2.01	$7.11	$(5.10)
Diluted earnings per share	$2.92	$5.02	$(2.10)	$2.00	$7.06	$(5.06)
Three months ended June 30, 2022 compared to three months ended June 30, 2021
The decrease in income for the three months ended June 30, 2022, was primarily the result of:
•Changes in the fair value of derivative instruments included in investment related gains (losses), net. During the three and six month periods ended June 30, 2022, the fair value of these instruments decreased by $114 million and $204 million, compared to an increase (decrease) of $30 million and $(21) million during the three and six months ended June 30, 2021, respectively.
•Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, decreased investment related gains by $56 million for the three months ended June 30, 2022, compared to an increase of $16 million for the three month period June 30, 2021.
•$60 million, pre-tax, of net realized losses, included in investment related gains (losses), net associated with portfolio repositioning compared to $23 million of net realized gains recognized in the prior year.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
The decrease in income for the six months ended June 30, 2022, was primarily the result of:
•Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, decreased investment related gains by $89 million for the six months ended June 30, 2022, compared to an increase of $66 million for the six months ended June 30, 2021.
•$85 million, pre-tax, of net realized losses, included in investment related gains (losses), net associated with portfolio repositioning compared to $177 million of net realized gains recognized in the prior year.
•The prior year benefited from a one-time adjustment of $162 million, pretax, associated with prior periods that includes $92 million, pretax, to correct the accounting for equity method limited partnerships to reflect unrealized gains in investment income, net of related expenses that were previously included in accumulated other comprehensive income, and a $70 million, pretax, correction reflected in other investment related gains (losses), net to adjust the carrying value of certain limited partnerships from cost less impairments to a fair value approach, using the net asset value (“NAV”) per share or its equivalent.

Foreign currency fluctuations can result in variances in financial statement line items. Foreign currency increased income before taxes for the three and six month periods ended June 30, 2022, by $7 million and $13 million, respectively, primarily due to the weakening of the Japanese Yen compared to the U.S. Dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums during the three and six month period ended June 30, 2022, is primarily due to new business production. Consolidated assumed life reinsurance in force decreased from $3,471.7 billion as of June 30, 2021, to $3,380.9 billion as of June 30, 2022, due to changes in foreign exchange rates partially offset by new business production. The Company added new business production, measured by face amount of reinsurance in force, of $215.7 billion and $220.9 billion during the six months ended June 30, 2022 and 2021, respectively.
Investment income, net of related expenses and investment related gains (losses), net
The decrease in investment income, net of related expenses is primarily attributable to the aforementioned accounting correction associated with equity method limited partnerships recorded in the first quarter of 2021, partially offset by an increase in the average invested asset base and yield:
•The average invested assets at amortized cost, excluding spread business, was $34.9 billion for the six months ended June 30, 2022, compared to $33.3 billion for the six months ended June 30, 2021.
•The average yield earned on investments, excluding spread related business, was 4.63% and 4.64% for the three month periods ended June 30, 2022 and 2021, respectively, and 4.96% and 5.15% for the six months ended June 30, 2022 and 2021, respectively.
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
The decrease in investment related gains (losses), net is primarily attributable to the following:
•During the three and six months ended June 30, 2022, the Company repositioned its portfolio generating capital losses of $60 million and $85 million, respectively, compared to net capital gains of $23 million and $177 million during the three and six months ended June 30, 2021, respectively.
•The Company uses various derivative instruments such as interest rate swaps, credit default swaps and foreign exchange forwards for risk management purposes that either do not qualify or have not been elected for hedge accounting treatment. Changes in the fair value of these instruments are included in investment related gains (losses), net. During the three and six months periods ended June 30, 2022, the fair value of these instruments decreased by $114 million and $204 million, compared to an increase (decrease) of $30 million and $(21) million during the three and six months ended June 30, 2021, respectively. See Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information.
•Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, decreased investment related gains (losses), net by $56 million and $89 million for the three and six month periods ended June 30, 2022, respectively, compared to an increase of $16 million and $66 million for the three and six month periods ended June 30, 2021.
•The Company incurred $15 million and $27 million of impairments and change in allowance for credit losses on fixed maturity securities during the three and six month periods ended June 30, 2022, respectively, compared to a decrease of $5 million and $3 of impairments and change in allowance for credit losses during the three and six month periods ended June 30, 2021, respectively.
•Investment related gains (losses), net, for the first six months of 2021 included the adjustment previously discussed to investments in limited partnerships considered to be investment companies, which should have been recognized in prior periods, of $70 million pre-tax to adjust the carrying value from cost less impairments to the fair value approach, using the net asset value (“NAV”) per share or its equivalent.
The effective tax rate on a consolidated basis was 22.1% and 28.5% for the three months ended June 30, 2022 and 2021, respectively, and 30.1% and 27.6% for the six months ended June 30, 2022 and 2021, respectively. See Note 9 – “Income Tax”

in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rates.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Modco/Funds withheld:
Unrealized gains (losses)	$(56)	$16	$(72)	$(89)	$66	$(155)
Deferred acquisition costs/retrocession	31	(7)	38	51	(23)	74
Net effect	(25)	9	(34)	(38)	43	(81)
EIAs:
Unrealized gains (losses)	27	3	24	44	33	11
Deferred acquisition costs/retrocession	(12)	(1)	(11)	(20)	(17)	(3)
Net effect	15	2	13	24	16	8
Guaranteed minimum benefit riders:
Unrealized gains (losses)	(11)	(16)	5	2	1	1
Related freestanding derivatives, net of deferred acquisition costs/retrocession	1	20	(19)	(27)	(33)	6
Net effect	(10)	4	(14)	(25)	(32)	7
Total net effect after freestanding derivatives	$(20)	$15	$(35)	$(39)	$27	$(66)

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
The following table summarizes income before income taxes for the Company’s U.S. and Latin America operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$1,645	$1,593	$52	$3,201	$3,025	$176
Investment income, net of related expenses	461	509	(48)	1,028	974	54
Investment related gains (losses), net	(74)	31	(105)	(139)	31	(170)
Other revenues	114	116	(2)	175	174	1
Total revenues	2,146	2,249	(103)	4,265	4,204	61
Benefits and expenses:
Claims and other policy benefits	1,431	1,439	(8)	3,244	3,239	5
Interest credited	118	200	(82)	242	331	(89)
Policy acquisition costs and other insurance expenses	268	238	30	517	469	48
Other operating expenses	59	51	8	114	99	15
Total benefits and expenses	1,876	1,928	(52)	4,117	4,138	(21)
Income before income taxes	$270	$321	$(51)	$148	$66	$82
The decrease in income before income taxes in the second quarter of 2022 was primarily driven by a decrease in investment related gains (losses) in the Financial Solutions segment, as well as a decrease in the fair value of the embedded derivative associated with modco/funds withheld treaties. The decrease was partially offset by favorable claims experience within the Individual Mortality line of business. The increase in income before income taxes for the first six months of 2022 is attributable primarily to higher investment income related to strong variable investment income in the first quarter combined with increases in net premiums, and favorable claims experience within the Individual Mortality line of business. Partially offsetting the six month increases were decreases in investment related gains (losses) and a decrease in the fair value of the embedded derivative associated with modco/funds withheld treaties.

Traditional Reinsurance

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$1,631	$1,578	$53	$3,172	$2,997	$175
Investment income, net of related expenses	209	233	(24)	513	440	73
Investment related gains (losses), net	19	1	18	34	7	27
Other revenues	9	4	5	16	9	7
Total revenues	1,868	1,816	52	3,735	3,453	282
Benefits and expenses:
Claims and other policy benefits	1,389	1,418	(29)	3,154	3,158	(4)
Interest credited	17	18	(1)	34	35	(1)
Policy acquisition costs and other insurance expenses	208	206	2	416	388	28
Other operating expenses	45	39	6	88	75	13
Total benefits and expenses	1,659	1,681	(22)	3,692	3,656	36
Income (loss) before income taxes	$209	$135	$74	$43	$(203)	$246
Key metrics:
Life reinsurance in force				$1,650.5 billion	$1,619.4 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	85.2%	89.9%		99.4%	105.4%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	12.8%	13.1%		13.1%	12.9%
Other operating expenses as a percentage of net premiums	2.8%	2.5%		2.8%	2.5%
The increase in income before income taxes in the second quarter for the U.S. and Latin America Traditional segment was primarily the result of favorable claims experience within the Individual Mortality business, partially offset by less favorable claims experience within the U.S. Group and Latin American markets. The increase in income before taxes for the first six months was primarily the result of higher investment income related to variable investment income, increased premium, and favorable claims experience within the Individual Mortality business, partially offset by less favorable claims experience within the U.S. Group and Latin American markets.
Revenues
•The increase in net premiums of $53 million for the second quarter was primarily due to organic growth as well as new sales. The increase in net premiums for the six month period was primarily due to organic growth and new sales of $95 million, as well as $47 million in restructuring of a transaction that was previously recognized as a low risk or deposit transaction in Latin America and $33 million related to the partial recapture of a large reinsurance transaction in the second quarter of 2021. The segment added new life business production, measured by face amount of reinsurance in force, of $32.7 billion and $35.7 billion during the second quarter of 2022 and 2021, respectively, and $72.2 billion and $64.2 billion during the first six months of 2022 and 2021, respectively.
•The decrease in net investment income for the three month period ended June 30, 2022, was primarily due to lower variable investment income. The increase in net investment income for the six month period was primarily the result of higher variable investment income associated with investments in real estate joint ventures, limited partnerships, and private equity funds.
Benefits and expenses
•The decreases in the loss ratio for the three and six months ended June 30, 2022, as compared to the same periods in 2021, were primarily due to favorable COVID-19 and non-COVID-19 experience, mainly within the Individual Mortality line of business. While the cause of death is not yet available for all claims, the Company estimates that approximately $258 million of claims for the six months ended June 30, 2022, were attributable to COVID-19.
•The increase in policy acquisition costs and other insurance expenses as a percentage of net premiums for the six months ended June 30, 2022, was primarily attributable to the restructure of a transaction in Latin America.

Financial Solutions

For the three months ended June 30,	2022			2021			2022 vs 2021
	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
(dollars in millions)
Revenues:
Net premiums	$14	$—	$14	$15	$—	$15	$(1)	$—	$(1)
Investment income, net of related expenses	251	1	252	276	—	276	(25)	1	(24)
Investment related gains (losses), net	(93)	—	(93)	30	—	30	(123)	—	(123)
Other revenues	31	74	105	85	27	112	(54)	47	(7)
Total revenues	203	75	278	406	27	433	(203)	48	(155)
Benefits and expenses:
Claims and other policy benefits	42	—	42	21	—	21	21	—	21
Interest credited	101	—	101	182	—	182	(81)	—	(81)
Policy acquisition costs and other insurance expenses	59	1	60	32	—	32	27	1	28
Other operating expenses	12	2	14	8	4	12	4	(2)	2
Total benefits and expenses	214	3	217	243	4	247	(29)	(1)	(30)
Income before income taxes	$(11)	$72	$61	$163	$23	$186	$(174)	$49	$(125)

For the six months ended June 30,	2022			2021			2022 vs 2021
	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
(dollars in millions)
Revenues:
Net premiums	$29	$—	$29	$28	$—	$28	$1	$—	$1
Investment income, net of related expenses	513	2	515	533	1	534	(20)	1	(19)
Investment related gains (losses), net	(173)	—	(173)	24	—	24	(197)	—	(197)
Other revenues	58	101	159	111	54	165	(53)	47	(6)
Total revenues	427	103	530	696	55	751	(269)	48	(221)
Benefits and expenses:
Claims and other policy benefits	90	—	90	81	—	81	9	—	9
Interest credited	208	—	208	296	—	296	(88)	—	(88)
Policy acquisition costs and other insurance expenses	99	2	101	79	2	81	20	—	20
Other operating expenses	21	5	26	17	7	24	4	(2)	2
Total benefits and expenses	418	7	425	473	9	482	(55)	(2)	(57)
Income before income taxes	$9	$96	$105	$223	$46	$269	$(214)	$50	$(164)
Asset-Intensive Reinsurance
The decreases in income before income taxes for U.S. and Latin America Financial Solutions’ Asset-intensive segment for the three and six months ended June 30, 2022, were primarily due to higher investment related losses, net in coinsurance portfolios and the decrease in fair value of the embedded derivatives related to modco/funds withheld treaties.
The invested asset base, at amortized cost, supporting this segment decreased to $23.8 billion as of June 30, 2022, from $26.7 billion as of June 30, 2021.
•The decrease in the asset base was primarily due to $1.6 billion of retrocessions completed in the second half of 2021 and net run off in existing in force transactions.
•As of June 30, 2022 and 2021, $4.3 billion and $4.8 billion, respectively, of the invested assets were funds withheld at interest of which greater than 90% was associated with two clients.

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

(dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Total revenues	$203	$406	$427	$696
Less:
Embedded derivatives – modco/funds withheld treaties	(75)	14	(123)	59
Guaranteed minimum benefit riders and related free standing derivatives	(5)	—	(28)	(65)
Revenues before certain derivatives	283	392	578	702
Benefits and expenses:
Total benefits and expenses	214	243	418	473
Less:
Embedded derivatives – modco/funds withheld treaties	(31)	6	(51)	23
Guaranteed minimum benefit riders and related free standing derivatives	5	(4)	(3)	(33)
Equity-indexed annuities	(15)	(2)	(24)	(16)
Benefits and expenses before certain derivatives	255	243	496	499
Income before income taxes:
Income before income taxes	(11)	163	9	223
Less:
Embedded derivatives – modco/funds withheld treaties	(44)	8	(72)	36
Guaranteed minimum benefit riders and related free standing derivatives	(10)	4	(25)	(32)
Equity-indexed annuities	15	2	24	16
Income before income taxes and certain derivatives	$28	$149	$82	$203
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three and six months ended June 30, 2022 and 2021.
The change in fair value of the embedded derivatives related to modco/funds withheld treaties, net of deferred acquisition costs increased (decreased) income before income taxes by $(44) million and $8 million for the second quarter and $(72) million and $36 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in revenue for the second quarter and six months ended June 30, 2022, was primarily driven by the impact of higher interest rates of $(56) million and $(87) million and the impact of widening credit spreads of $(30) million and $(56) million, respectively, on the fair value calculation. The revenue for the second quarter ended June 30, 2021, was primarily due to natural run-off of the funds withheld. The revenue for the six months ended June 30, 2021, was primarily driven by tightening credit spreads of $71 million.

Guaranteed Minimum Benefit Riders – Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of the embedded derivatives on guaranteed minimum benefits are net of an increase (decrease) in investment related gains (losses), net of $2 million and $(8) million for the second quarters of 2022 and 2021, respectively, and $(11) million and $(63) million for the six months ended June 30, 2022 and 2021, respectively, associated with the Company’s utilization of a credit valuation adjustment.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased (decreased) income before income taxes by $(10) million and $4 million for the second quarter and $(25) million and $(32) million for the six months ended June 30, 2022 and 2021, respectively. The revenue for the three months ended June 30, 2022, was primarily driven by higher interest rates of $(8) million, net of hedging. The decrease in income for the six months ended June 30, 2022, was primarily due to higher interest rates of $(9) million, net of hedging and an $(11) million decrease in the credit valuation adjustment which has the impact of increasing the fair value of the guaranteed minimum benefit liability, net of related impact on deferred acquisition expenses. The revenue for the six months ended June 30, 2021, was primarily driven by a $(63) million decrease in the credit valuation adjustment which has the impact of increasing the fair value of the guaranteed minimum benefit liability, net of related impact on deferred acquisition expenses.
Equity-Indexed Annuities – Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased income before income taxes by $15 million and $2 million for the second quarters of 2022 and 2021, respectively, and $24 million and $16 million for the six months ended June 30, 2022 and 2021, respectively.  The increase in income for the second quarter and first six months of 2022 was primarily due to an increase in risk free interest rates which has the impact of lowering the fair value of the liability.
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
Discussion and analysis before certain derivatives:
•Income before income taxes and certain derivatives decreased by $121 million for both the three and six months ended June 30, 2022, as compared to the same periods in 2021. The decrease for the three months ended June 30, 2022, was primarily due to a $(61) million decrease in investment related gains (losses), net in coinsurance and funds withheld portfolios. Additionally, the prior period included a one-time fee of $34 million associated with a new transaction and favorable prior year policyholder experience including impacts from COVID-19 of $13 million. The decrease for the six months ended June 30, 2022, was primarily due to $(88) million lower investment related gains (losses), net in coinsurance and funds withheld portfolios, partially offset by $22 million of higher variable investment income. Additionally, the prior period included a one-time fee of $34 million associated with a new transaction and favorable prior year policyholder experience including impacts from COVID-19 of $13 million.
•Revenue before certain derivatives decreased by $109 million and by $124 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The decrease for the three months ended June 30, 2022, was primarily due to a $(39) million change in the fair value of equity options associated with the reinsurance of EIAs and $(33) million decrease in investment related gains (losses), net in coinsurance and funds withheld portfolios. Additionally, the prior period included a one-time fee of $34 million associated with a new transaction. The decrease for the six months ended June 30, 2022, was primarily due to $(72) million change in fair value of equity options associated with the reinsurance of EIAs and $(58) million decrease in investment related gains (losses), net in coinsurance and funds withheld portfolios, partially offset by $28 million of higher variable investment income. Additionally, the prior period included a one-time fee of $34 million associated with a new transaction. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.

•Benefits and expenses before certain derivatives increased (decreased) by $12 million and $(3) million for the three and six months ended June 30, 2022, as compared to the same period in 2021. The increase in the second quarter of 2022 was primarily due to $23 million higher amortization of deferred acquisition costs associated with investment related gains (losses), net in coinsurance and funds withheld portfolios and a $14 million increase in other insurance expenses related to a funds withheld transaction which is retroceded to a third party. These expense increases were partially offset by $38 million lower interest credited associated with reinsurance of EIAs. Additionally, the prior period included favorable policyholder experience including impacts from COVID-19 of $13 million. The decrease in the first six months of 2022 was due to $70 million lower interest credited associated with the reinsurance of EIAs, and favorable policyholder experience of $13 million in the prior year. The effect on interest credited related to equity options is substantially offset by a corresponding increase in investment income. The decreases in interest credited and policyholder benefits was partially offset by $24 million higher amortization of deferred acquisition costs associated with investment related gains (losses), net in coinsurance and funds withheld portfolios and a $24 million in other insurance expenses related to a funds withheld transactions which is retroceded to a third party.
Capital Solutions
Income before income taxes for the U.S. and Latin America Capital Solutions’ business increased $49 million, or 213.0%, and $50 million, or 108.7%, for the three and six months ended June 30, 2022, as compared to the same periods in 2021. The increase was primarily due to a recapture fee earned on a terminated transaction. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
•At June 30, 2022 and 2021, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $24.1 billion and $22.3 billion, respectively.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$339	$324	$15	$666	$627	$39
Investment income, net of related expenses	57	63	(6)	113	123	(10)
Investment related gains (losses), net	(6)	—	(6)	(5)	2	(7)
Other revenues	4	5	(1)	7	9	(2)
Total revenues	394	392	2	781	761	20
Benefits and expenses:
Claims and other policy benefits	317	298	19	628	582	46
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	46	47	(1)	93	92	1
Other operating expenses	11	11	—	21	21	—
Total benefits and expenses	374	356	18	742	695	47
Income before income taxes	$20	$36	$(16)	$39	$66	$(27)
•The decreases in income before income taxes for the three and six months ended June 30, 2022, as compared to the same periods in 2021, were primarily due to unfavorable claims experience in the individual mortality line of business and lower investment income, partially offset by favorable claims experience in the creditor line of business and favorable longevity experience.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a decrease in income before incomes taxes of $1 million for both the three and six months ended June 30, 2022. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$314	$301	$13	$618	$581	$37
Investment income, net of related expenses	58	63	(5)	113	123	(10)
Investment related gains (losses), net	(6)	—	(6)	(5)	2	(7)
Other revenues	1	2	(1)	3	3	—
Total revenues	367	366	1	729	709	20
Benefits and expenses:
Claims and other policy benefits	295	277	18	595	543	52
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	46	46	—	92	91	1
Other operating expenses	10	11	(1)	20	19	1
Total benefits and expenses	351	334	17	707	653	54
Income (loss) before income taxes	$16	$32	$(16)	$22	$56	$(34)
Key metrics:
Life reinsurance in force				$477.2 billion	$468.3 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	93.9%	92.0%		96.3%	93.5%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	14.6%	15.3%		14.9%	15.7%
Other operating expenses as a percentage of net premiums	3.2%	3.7%		3.2%	3.3%
The decreases in income before income taxes for the three and six months ended June 30, 2022, were primarily due to unfavorable claims experience in the individual mortality line of business and lower investment income, partially offset by favorable claims experience in the creditor line of business.
Revenues
•The segment added new life business production, measured by face amount of reinsurance in force, of $12.8 billion and $8.5 billion for the second quarter of 2022 and 2021, respectively, and $25.5 billion, and $22.7 billion during the first six months of 2022 and 2021, respectively.
•The decreases in net investment income for the three and six months ended June 30, 2022, were primarily due to decreased variable investment income, partially offset by an increase in the invested asset base.
Benefits and expenses
•The increases in the loss ratio for the three and six months ended June 30, 2022, as compared to the same periods in 2021, were primarily due to unfavorable claims experience in the individual mortality line of business. While the cause of death is not yet available for all claims, the Company estimates that approximately $22 million of claims for the six months ended June 30, 2022, were attributable to COVID-19.
Financial Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$25	$23	$2	$48	$46	$2
Investment income, net of related expenses	(1)	—	(1)	—	—	—
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	3	3	—	4	6	(2)
Total revenues	27	26	1	52	52	—
Benefits and expenses:
Claims and other policy benefits	22	21	1	33	39	(6)
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	1	(1)	1	1	—
Other operating expenses	1	—	1	1	2	(1)
Total benefits and expenses	23	22	1	35	42	(7)
Income (loss) before income taxes	$4	$4	$—	$17	$10	$7

The increase in income before income taxes for the six months ended June 30, 2022, was primarily a result of more favorable mortality experience on longevity business as compared to the same period in 2021.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$546	$517	$29	$1,125	$1,034	$91
Investment income, net of related expenses	55	74	(19)	112	142	(30)
Investment related gains (losses), net	(22)	2	(24)	(6)	18	(24)
Other revenues	2	5	(3)	8	7	1
Total revenues	581	598	(17)	1,239	1,201	38
Benefits and expenses:
Claims and other policy benefits	471	456	15	989	1,000	(11)
Interest credited	(8)	2	(10)	(17)	1	(18)
Policy acquisition costs and other insurance expenses	39	28	11	65	59	6
Other operating expenses	44	41	3	88	78	10
Total benefits and expenses	546	527	19	1,125	1,138	(13)
Income before income taxes	$35	$71	$(36)	$114	$63	$51
•The decrease in income before income taxes for the three months ended June 30, 2022, was primarily the result of decreases in net investment income and investment related gains (losses), net. The increase in income before income taxes for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to increased net premiums, as well as improved mortality experience.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations resulted in decreases in income before income taxes of $5 million and $7 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$427	$433	$(6)	$878	$871	$7
Investment income, net of related expenses	22	24	(2)	44	44	—
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	(2)	2	(4)	1	1	—
Total revenues	447	459	(12)	923	916	7
Benefits and expenses:
Claims and other policy benefits	377	414	(37)	804	883	(79)
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	37	27	10	62	56	6
Other operating expenses	31	30	1	61	57	4
Total benefits and expenses	445	471	(26)	927	996	(69)
Income (loss) before income taxes	$2	$(12)	$14	$(4)	$(80)	$76
Key metrics:
Life reinsurance in force				$756.4 billion	$861.4 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	88.3%	95.6%		91.6%	101.4%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	8.7%	6.2%		7.1%	6.4%
Other operating expenses as a percentage of net premiums	7.3%	6.9%		6.9%	6.5%
The increase in income before income taxes for the three and six months ended June 30, 2022, as compared to the same periods in 2021 were primarily due to an improvement in individual life mortality experience and increased net premiums in the first six months of 2022.
Revenues
•The increases in net premiums for the three and six months ended June 30, 2022, as compared to the same periods in 2021, were due to an in increase in business volume on new and existing treaties.
•The segment added new life business production, measured by face amount of reinsurance in force, of $45.1 billion and $87.8 billion during the second quarter of 2022 and 2022, respectively, and $95.6 billion and $115.4 billion during the six months ended June 30, 2022 and 2021, respectively.
Benefits and expenses
•The decreases in the loss ratio for the second quarter and first six months of 2022 were due to improved mortality experience. While the cause of death is not available for all claims, the Company estimates for the six months ended June 30, 2022, that approximately $12 million of claims were primarily attributable to COVID-19.
Financial Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$119	$84	$35	$247	$163	$84
Investment income, net of related expenses	33	50	(17)	68	98	(30)
Investment related gains (losses), net	(22)	2	(24)	(6)	18	(24)
Other revenues	4	3	1	7	6	1
Total revenues	134	139	(5)	316	285	31
Benefits and expenses:
Claims and other policy benefits	94	42	52	185	117	68
Interest credited	(8)	2	(10)	(17)	1	(18)
Policy acquisition costs and other insurance expenses	2	1	1	3	3	—
Other operating expenses	13	11	2	27	21	6
Total benefits and expenses	101	56	45	198	142	56
Income (loss) before income taxes	$33	$83	$(50)	$118	$143	$(25)

The decreases in income before income taxes for the three and six months ended June 30, 2022, compared to the same periods in 2021, were primarily due to decreases in investment income, net of related expenses, investment related gains (losses), net and unfavorable claims experience, partially offset by increases in net premiums.
Revenues
•The increases in net premiums for the three and six months ended June 30, 2022, as compared to the same periods in 2021, were primarily due to increased volumes of closed longevity block business.
•The decreases in net investment income for the three and six months ended June 30, 2022, as compared to the same periods in 2021, were primarily related lower yield and lower income associated with unit-linked policies which fluctuate with market performance and is offset by a decrease in interest credited related to the unit-linked liabilities.
•The decreases in investment related gains (losses), net for the three and six month periods were primarily due to fluctuations in the fair market value of CPI swap derivatives due to changes in future inflation expectations and lower investment related gains on fixed-income securities, respectively.
Benefits and expenses
•The increases in claims and other policy benefits for the three and six months ended June 30, 2022, as compared to the same periods in 2021, were the result of increased volumes of closed longevity block business.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$700	$664	$36	$1,393	$1,326	$67
Investment income, net of related expenses	89	65	24	166	126	40
Investment related gains (losses), net	(108)	15	(123)	(189)	26	(215)
Other revenues	48	13	35	68	30	38
Total revenues	729	757	(28)	1,438	1,508	(70)
Benefits and expenses:
Claims and other policy benefits	596	620	(24)	1,179	1,184	(5)
Interest credited	22	15	7	42	30	12
Policy acquisition costs and other insurance expenses	64	52	12	123	106	17
Other operating expenses	55	51	4	107	100	7
Total benefits and expenses	737	738	(1)	1,451	1,420	31
Income before income taxes	$(8)	$19	$(27)	$(13)	$88	$(101)
•The decreases in income before income taxes for the three and six months ended June 30, 2022, were primarily due to unfavorable fluctuations in the fair value of derivatives within the Financial Solutions business, partially offset by increases in net premiums and investment income, net.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in an increase in income before income taxes of $11 million and $19 million for the three and six months ended June 30, 2022, as compared to the same periods in 2021. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$640	$616	$24	$1,290	$1,225	$65
Investment income, net of related expenses	33	34	(1)	66	67	(1)
Investment related gains (losses), net	5	—	5	5	(1)	6
Other revenues	8	3	5	13	9	4
Total revenues	686	653	33	1,374	1,300	74
Benefits and expenses:
Claims and other policy benefits	537	578	(41)	1,079	1,096	(17)
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	42	41	1	89	84	5
Other operating expenses	49	46	3	97	91	6
Total benefits and expenses	628	665	(37)	1,265	1,271	(6)
Income (loss) before income taxes	$58	$(12)	$70	$109	$29	$80
Key metrics:
Life reinsurance in force				$486.1 billion	$516.1 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	83.9%	93.8%		83.6%	89.5%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	6.6%	6.7%		6.9%	6.9%
Other operating expenses as a percentage of net premiums	7.7%	7.5%		7.5%	7.4%
The increases in income before income taxes for the three and six months ended June 30, 2022, as compared to the same periods in 2021 were primarily the result of an increase in net premiums and favorable claims experience, partially offset by increases in expenses across the segment.
Revenues
•The increases in net premiums for the three and six months ended June 30, 2022, as compared to the same periods in 2021 were primarily due to continued business growth in the segment related to continued growth in the segment.
•The segment added new life business production, measured by face amount of reinsurance in force, of $5.7 billion and $10.9 billion during the second quarter of 2022 and 2021, respectively, and $22.3 billion and $18.5 billion during the six months ended June 30, 2022 and 2021, respectively, due to new business production.
Benefits and expenses
•The decreases in the loss ratio for the three and six months ended June 30, 2022, as compared to the same periods in 2021 were primarily due to favorable claims experience across the segment due to improved COVID-19 experience, primarily in India, and favorable claims experience, primarily in Hong Kong. While the cause of death is not yet available for all claims, the Company estimates for the six months ended June 30, 2022, that approximately $20 million of claims were attributable to COVID-19.
Financial Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$60	$48	$12	$103	$101	$2
Investment income, net of related expenses	56	31	25	100	59	41
Investment related gains (losses), net	(113)	15	(128)	(194)	27	(221)
Other revenues	40	10	30	55	21	34
Total revenues	43	104	(61)	64	208	(144)
Benefits and expenses:
Claims and other policy benefits	59	42	17	100	88	12
Interest credited	22	15	7	42	30	12
Policy acquisition costs and other insurance expenses	22	11	11	34	22	12
Other operating expenses	6	5	1	10	9	1
Total benefits and expenses	109	73	36	186	149	37
Income (loss) before income taxes	$(66)	$31	$(97)	$(122)	$59	$(181)

The decreases in income before income taxes for the second quarter and first six months of 2022 were primarily due to unfavorable fluctuations in the fair value of derivatives. The invested asset base supporting asset-intensive transactions increased to $10.7 billion as of June 30, 2022, from $6.9 billion as of June 30, 2021. The increase in the asset base compared to 2021 was primarily due to $3.7 billion from recently executed transactions and net organic growth of $1.0 billion from existing inforce blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $0.9 billion and $1.6 billion for the period ended June 30, 2022 and 2021, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
•The increase in net premium and claims and other policy benefits for the three months ended June 30, 2022, as compared to the same period in 2021 is attributable to the impact of recently executed asset-intensive transactions. The increase in net premiums for the six months ended June 30, 2022, as compared to 2021 is attributable to new asset-intensive business, partially offset by lower contributions from single premium asset-intensive transactions.
•The Company estimates for the six months ended June 30, 2022, that approximately $4 million of claims were attributable to COVID-19.
•The increases in investment income for the three and six months ended June 30, 2022, as compared to the same periods in 2021 were primarily due to the increase in the asset base.
•The decreases in investment related gains (losses), net for the second quarter and six months ended June 30, 2022, were primarily due to the decrease in fair value of derivatives of $(106) million and $(196) million, respectively, due to the weakening of the Japanese yen, higher interest rates and widening credit spreads.
•The increases in other revenues for the second quarter and six months ended June 30, 2022, were primarily attributable to surrender and market value adjustment charges of $21 million due to higher lapses.
Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s Funding Agreement Backed Notes (“FABN”) program, collateral finance and securitization transactions and service business expenses. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries, such as RGAX, and joint ventures that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. The Company continues to invest in this area in an effort to both support its clients and accelerate the development of new solutions and services to increase consumer engagement within the life insurance industry and hence generate new future revenue streams.

(dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$—	$—	$—	$—	$—	$—
Investment income, net of related expenses	92	48	44	145	206	(61)
Investment related gains (losses), net	(44)	64	(108)	(41)	337	(378)
Other revenues	(11)	29	(40)	(10)	39	(49)
Total revenues	37	141	(104)	94	582	(488)
Benefits and expenses:
Claims and other policy benefits	—	—	—	—	—	—
Interest credited	6	1	5	12	2	10
Policy acquisition costs and other insurance income	(24)	(26)	2	(50)	(54)	4
Other operating expenses	74	86	(12)	139	156	(17)
Interest expense	42	43	(1)	84	88	(4)
Collateral finance and securitization expense	2	2	—	3	5	(2)
Total benefits and expenses	100	106	(6)	188	197	(9)
Income (loss) before income taxes	$(63)	$35	$(98)	$(94)	$385	$(479)
The decreases in income before income taxes for the three and six month periods ended June 30, 2022, were primarily due to a decrease in total revenues, partially offset by a decrease in other operating expenses, attributable to the following:

•Net investment income for the six months ended June 30, 2021, includes a one-time adjustment of $92 million of pre-tax unrealized gains on certain limited partnerships, for which the Company uses the equity method of accounting, from AOCI to net investment income. The unrealized gains should have been recognized directly in net investment income in the same prior periods they were reported as earnings by the investees. Excluding this adjustment, the increase in net investment income for the three and six month periods ended June 30, 2022, is attributable to higher investment income on Corporate invested assets due to a higher asset base and higher yield. Higher investment income includes income earned on assets associated with the Company’s FABN program, which is partially offset by interest credited related to the program.
•Investment related gains (losses), net, for the first six months of 2021 includes an adjustment to investments in limited partnerships considered to be investment companies, which should have been recognized in prior periods, of $70 million to adjust the carrying value from cost less impairments to the fair value approach, using the net asset value (“NAV”) per share or its equivalent. The remaining decrease in investment related gains (losses), net for the second quarter and first six months of 2022 as compared to the prior year is attributable to losses on sales of fixed maturity securities in the current period compared to gains in the prior period, lower unrealized gains on limited partnerships, changes in allowances and impairments on mortgage loans and available for sale securities and a decline in the fair value of equity securities. In addition, changes in the fair value of derivatives as a result of fluctuations in foreign exchange rates, interest rates and equity markets decreased investment related gains (losses), net.
•The decrease in other revenues was primarily due to a decline in the cash surrender value on corporate-owned life insurance of $7 million and $10 million for the three and six month periods ended June 30, 2022, respectively, and gains on the sales of subsidiaries in the prior period of $11 million.
•The decreases in other operating expenses for the three and six month periods ended June 30, 2022, were attributable to a decrease in incentive compensation expense.
Liquidity and Capital Resources
Overview
The Company believes that cash flows from the source of funds available to it will provide sufficient cash flows for the next twelve months to satisfy the current liquidity requirements of the Company under various scenarios that include the potential risk of early recapture of reinsurance treaties, market, and economic uncertainties, including interest rates and inflation, and higher than expected claims associated with COVID-19 primarily during the first quarter of 2022. The Company performs periodic liquidity stress testing to ensure its asset portfolio includes sufficient high quality liquid assets that could be utilized to bolster its liquidity position under stress scenarios. These assets could be utilized as collateral for secured borrowing transactions with various third parties or by selling the securities in the open market if needed. The Company’s liquidity requirements have been and will continue to be funded through net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity needs, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These alternatives include the sale of invested assets subject to market conditions, borrowings under committed credit facilities, secured borrowings, and if necessary issuing long-term debt, preferred securities or common equity.
Current Market Environment
The Company’s average investment yield, excluding spread related business and variable investment income, for the six months ended June 30, 2022, was 3.88% or 6 basis points above the same period in 2021 due to the rising interest rate environment. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity securities available-for-sale decreased from $5.3 billion at December 31, 2021, to $0.9 billion at June 30, 2022, due to increased interest rates. Similarly, gross unrealized losses increased from $0.3 billion at December 31, 2021, to $5.1 billion at June 30, 2022.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
The Company projects its reserves to be sufficient, and it would not expect to write down deferred acquisition costs or be required to take any actions to augment capital, even if interest rates remain at current levels for the next five years, assuming all other factors remain constant. While interest rates have recently increased, the Company continues to feel the pressures of sustained low interest and volatile equity markets and may continue to do so; however, its underlying business is not overly sensitive to these risks. Mortality and morbidity risks continue to be the most significant risk for the Company. Although management believes the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. The primary sources of RGA’s liquidity include proceeds from its capital-raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance Company (“RGA Reinsurance”), RGA Life and Annuity Insurance Company (formerly Reinsurance Company of Missouri, Incorporated) and Rockwood Reinsurance Company (“Rockwood Re”) and dividends from operating subsidiaries. The following tables provide comparative information for RGA (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest and dividend income	$44	$32	$152	$64
Interest expense	42	51	83	103
Capital contributions to subsidiaries	5	3	12	7
Dividends to shareholders	49	47	98	95
Purchase of treasury stock	—	2	25	2

	June 30, 2022	December 31, 2021
Cash and invested assets	$464	$621
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
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the six months ended June 30, 2022, RGA repurchased 219,116 shares of common stock under this program for $25 million.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the six months ended June 30, 2022, RGA did not repurchase any shares of common stock under this program.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
Details underlying dividend and share repurchase program activity were as follows (dollars in millions, except share data):

	Six months ended June 30,
	2022	2021
Dividends to shareholders	$98	$95
Purchase of treasury stock (1)	25	—
Total amount paid to shareholders	$123	$95

Number of treasury shares purchased (1)	219,116	—
Average price per share	$114.09	$—
(1)Excludes shares utilized to execute and settle certain stock incentive awards.

In August 2022, RGA’s board of directors declared a quarterly dividend of $0.80 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
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
As of June 30, 2022 and December 31, 2021, the Company had $3.7 billion in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of June 30, 2022 and December 31, 2021, the average net interest rate on long-term debt outstanding was 4.42%. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in August 2023. As of June 30, 2022, the Company had no cash borrowings outstanding and $7 million in issued, but undrawn, letters of credit under this facility.
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
Credit and Committed Facilities
At June 30, 2022, the Company maintained an $850 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating to $928 million. See Note 13 – “Debt” in the Notes to Consolidated Financial Statements in the 2021 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At June 30, 2022, there were approximately $51 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2022, $1.7 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a revolving credit facility, under which the Company had availability of $843 million as of June 30, 2022. The Company also has $582 million of funds available through collateralized borrowings from the FHLB as of June 30, 2022. As of June 30, 2022, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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

	For the six months ended June 30,
	2022	2021
	(Dollars in millions)
Sources:
Net cash provided by operating activities	$242	$2,330
Change in cash collateral for derivative positions and other arrangements	143	184
Net deposits from investment-type policies and contracts	2,641	79
Issuance of preferred interests by subsidiary	90	—
Total sources	3,116	2,593

Uses:
Net cash used in investing activities	3,211	2,173
Dividends to stockholders	98	95
Repayment of collateral finance and securitization notes	29	65
Principal payments of long-term debt	2	401
Purchases of treasury stock	27	2
Change in deposit asset on reinsurance	32	—
Distributions to noncontrolling interest	1	—
Effect of exchange rate changes on cash	108	11
Total uses	3,508	2,747
Net change in cash and cash equivalents	$(392)	$(154)

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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $2.8 billion and $3.0 billion at June 30, 2022 and December 31, 2021, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
See “Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase agreements. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
The Company is a member of the FHLB and holds $60 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets.
The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.2 billion and $1.4 billion at June 30, 2022 and December 31, 2021, respectively, which is included in interest-sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

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
Portfolio Composition
The Company had total cash and invested assets of $73.5 billion and $81.5 billion as of June 30, 2022 and December 31, 2021, respectively, as illustrated below (dollars in millions):

	June 30, 2022	% of Total	December 31, 2021	% of Total
Fixed maturity securities available-for-sale	$53,294	72.4%	$60,749	74.6%
Equity securities	127	0.2	151	0.2
Mortgage loans	6,544	8.9	6,283	7.7
Policy loans	1,218	1.7	1,234	1.5
Funds withheld at interest	6,393	8.7	6,954	8.5
Short-term investments	272	0.4	87	0.1
Other invested assets	3,110	4.2	3,070	3.8
Cash and cash equivalents	2,556	3.5	2,948	3.6
Total cash and invested assets	$73,514	100.0%	$81,476	100.0%
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

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Increase/ (Decrease)	2022	2021	Increase/ (Decrease)
Average invested assets at amortized cost	$34,859	$33,587	$1,272	$34,852	$33,266	$1,586
Net investment income	$397	$383	$14	$854	$846	$8
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.63%	4.64%	(1) bp	4.96%	5.15%	(19) bps
VII (included in net investment income)	$70	$78	$(8)	$211	$240	$(29)
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	3.96%	3.84%	12 bps	3.88%	3.82%	6 bps

Investment yield stayed relatively flat for the three months ended June 30, 2022, in comparison to the same period in the prior year. Investment yield decreased for the six months ended June 30, 2022, in comparison to the same period in the prior year, primarily due to decreased variable income from limited partnerships, which are included in other invested assets on the condensed consolidated balance sheets. Investment yield excluding variable investment income increased for the three and six months ended June 30, 2022, in comparison to the same periods in the prior year, primarily due to the rising interest rate environment.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of June 30, 2022 and December 31, 2021.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). RMBS, ABS, and CMBS are collectively “structured securities.” As of June 30, 2022 and December 31, 2021, approximately 93.4% and 94.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The Company owns floating rate securities that represent approximately 7.0% and 5.3% of the total fixed maturity securities as of June 30, 2022 and December 31, 2021, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 64.5% and 62.8% of total fixed maturity securities as of June 30, 2022 and December 31, 2021. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of June 30, 2022 and December 31, 2021.
As of June 30, 2022 and December 31, 2021, the Company’s investments in Canadian government securities represented 7.1% and 8.1%, respectively, of the fair value of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
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

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of June 30, 2022 and December 31, 2021 was as follows (dollars in millions):

		June 30, 2022			December 31, 2021
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$33,989	$31,782	59.6%	$33,540	$36,725	60.5%
2	BBB	19,851	18,011	33.8	18,684	20,379	33.5
3	BB	2,940	2,774	5.2	2,620	2,668	4.4
4	B	658	619	1.2	876	863	1.4
5	CCC and lower	124	84	0.2	96	79	0.1
6	In or near default	46	24	—	57	35	0.1
	Total	$57,608	$53,294	100.0%	$55,873	$60,749	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022			December 31, 2021
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
RMBS:
Agency	$519	$498	7.7%	$551	$582	8.4%
Non-agency	485	452	7.0	469	468	6.8
Total RMBS	1,004	950	14.7	1,020	1,050	15.2
ABS:
Collateralized loan obligations (“CLOs”)	1,714	1,622	25.1	1,761	1,752	25.4
ABS, excluding CLOs	2,377	2,160	33.4	2,263	2,253	32.6
Total ABS	4,091	3,782	58.5	4,024	4,005	58.0
CMBS	1,856	1,735	26.8	1,790	1,849	26.8
Total	$6,951	$6,467	100.0%	$6,834	$6,904	100.0%
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
The Company’s ABS portfolio primarily consists of CLOs, aircraft and single-family rentals. The principal risks in holding ABS are structural, credit, capital market and interest rate risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements that include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
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

As of June 30, 2022 and December 31, 2021, the Company had $5,129 million and $349 million, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Most of the mortgage loans in the Company’s portfolio range in size up to $30 million, with the average mortgage loan investment as of June 30, 2022, totaling approximately $9 million.
As of June 30, 2022 and December 31, 2021, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	June 30, 2022		December 31, 2021
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,330	35.3%	$2,270	36.0%
South	2,250	34.1	2,135	33.7
Midwest	1,158	17.6	1,166	18.4
Northeast	483	7.3	419	6.6
Subtotal - U.S.	6,221	94.3	5,990	94.7
Canada	217	3.3	193	3.0
United Kingdom	156	2.4	144	2.3
Other	—	—	2	—
Total	$6,594	100.0%	$6,329	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2021 Annual Report and “Mortgage Loans” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.
Allowance for Credit Losses and Impairments
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2021 Annual Report for additional information. The table below summarizes investment related gains (losses), net related to allowances for credit losses and impairments for the three and six months ended June 30, 2022 and 2021 (dollars in millions).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Change in allowance for credit losses on fixed maturity securities	$13	$(5)	$24	$(3)
Impairments on fixed maturity securities	2	—	3	—
Other impairment losses and changes in provision	—	(1)	—	(2)
Change in mortgage loan allowance for credit losses	1	(2)	3	(19)
Total	$16	$(8)	$30	$(24)
The increase in allowance for credit losses and impairments on fixed maturity securities for the three and six months ended June 30, 2022, was primarily related to high-yield securities.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost, by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, the Company classified approximately 10.4% and 8.5%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase agreements.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of June 30, 2022 and December 31, 2021. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts, FHLB common stock and unit-linked investments. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of June 30, 2022 and December 31, 2021.
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
See Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of June 30, 2022 and December 31, 2021.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of June 30, 2022, the Company had credit exposure of $15 million.
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
The Company holds $812 million and $758 million of beneficial interest in lifetime mortgages in the UK, net of allowance for credit losses as of June 30, 2022 and December 31, 2021, respectively. Investment income includes $9 million and $13 million in interest income earned on lifetime mortgages for the three months ended June 30, 2022 and 2021, respectively, and $19 million and $26 million in interest income earned on lifetime mortgages for the six months ended June 30, 2022 and 2021, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product.  As of June 30, 2022, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2021, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2021, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended June 30, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2022 – April 30, 2022	761	$114.19	—	$400,000,000
May 1, 2022 – May 31, 2022	2,011	$121.15	—	$400,000,000
June 1, 2022 – June 30, 2022	2,168	$125.04	—	$400,000,000
(1)RGA had no repurchases of common stock under its share repurchase program in April, May, and June 2022. The Company net settled – issuing 2,371, 6,801 and 6,282 shares from treasury and repurchased from recipients 761, 2,011 and 2,168 shares in April, May, and June 2022, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the six months ended June 30, 2022, RGA repurchased 219,116 shares of common stock under this program for $25 million.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the six months ended June 30, 2022, RGA did not repurchase any shares of common stock under this program.
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

10.1
Second Amendment to Letter Agreement of Credit Reimbursement Agreement, dated May 13, 2022, by and between Reinsurance Group of America, Incorporated and Credit Agricole Corporate and Investment Bank, Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 16, 2022.

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

Reinsurance Group of America, Incorporated
Date: August 5, 2022	By:	/s/ Anna Manning
Anna Manning
President & Chief Executive Officer
(Principal Executive Officer)
Date: August 5, 2022	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)