Form 10-Q
period 2022-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2022-11-04
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
 OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	RGA	New York Stock Exchange
6.20% Fixed-To-Floating Rate Subordinated Debentures due 2042	RZA	New York Stock Exchange
5.75% Fixed-To-Floating Rate Subordinated Debentures due 2056	RZB	New York Stock Exchange
7.125% Fixed Rate Reset Subordinated Debentures due 2052	RZC	New York Stock Exchange
As of October 31, 2022, 66,835,999 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(Dollars in millions, except share data)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $57,630 and $55,873; allowance for credit losses of $52 and $31)	$50,495	$60,749
Equity securities, at fair value	137	151
Mortgage loans (net of allowance for credit losses of $43 and $35)	6,558	6,283
Policy loans	1,202	1,234
Funds withheld at interest	6,177	6,954
Short-term investments	225	87
Other invested assets	3,246	3,070
Total investments	68,040	78,528
Cash and cash equivalents	3,512	2,948
Accrued investment income	628	533
Premiums receivable and other reinsurance balances	2,820	2,888
Reinsurance ceded receivables and other	2,456	2,580
Deferred policy acquisition costs	3,887	3,690
Other assets	1,362	1,008
Total assets	$82,705	$92,175
Liabilities and Equity
Future policy benefits	$33,715	$35,782
Interest-sensitive contract liabilities	30,286	26,377
Other policy claims and benefits	6,249	6,993
Other reinsurance balances	909	613
Deferred income taxes	686	2,886
Other liabilities	2,910	2,663
Long-term debt	4,207	3,667
Collateral finance and securitization notes	—	180
Total liabilities	78,962	79,161
Commitments and contingent liabilities (See Note 8)
Equity:
Preferred stock – par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at September 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	2,493	2,461
Retained earnings	8,820	8,563
Treasury stock, at cost – 18,483,720 and 18,139,868 shares	(1,697)	(1,653)
Accumulated other comprehensive income (loss)	(5,964)	3,642
Total Reinsurance Group of America, Inc. stockholders’ equity	3,653	13,014
Noncontrolling interest	90	—
Total equity	3,743	13,014
Total liabilities and stockholders’ equity	$82,705	$92,175
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:	(Dollars in millions, except per share data)
Net premiums	$3,247	$3,094	$9,632	$9,106
Net investment income	769	796	2,333	2,367
Investment related gains (losses), net	(134)	58	(514)	472
Other revenues	184	95	432	354
Total revenues	4,066	4,043	11,883	12,299
Benefits and Expenses:
Claims and other policy benefits	2,815	3,289	8,855	9,294
Interest credited	189	177	468	541
Policy acquisition costs and other insurance expenses	396	338	1,144	1,010
Other operating expenses	251	229	720	683
Interest expense	46	41	130	129
Collateral finance and securitization expense	3	3	6	8
Total benefits and expenses	3,700	4,077	11,323	11,665
Income before income taxes	366	(34)	560	634
Provision for income taxes	81	(12)	139	173
Net income (loss)	$285	$(22)	$421	$461
Net income attributable to noncontrolling interest	1	—	2	—
Net income (loss) available to RGA, Inc. shareholders	$284	$(22)	$419	$461
Earnings per share:
Basic earnings per share	$4.24	$(0.32)	$6.25	$6.78
Diluted earnings per share	$4.19	$(0.32)	$6.19	$6.74
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Comprehensive income (loss)	(Dollars in millions)
Net income (loss)	$285	$(22)	$421	$461
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(177)	(30)	(207)	19
Net unrealized investment gains (losses)	(2,228)	(429)	(9,398)	(1,796)
Defined benefit pension and postretirement plan adjustments	—	1	(1)	1
Total other comprehensive income (loss), net of tax	(2,405)	(458)	(9,606)	(1,776)
Total comprehensive income (loss)	(2,120)	(480)	(9,185)	(1,315)
Comprehensive income attributable to noncontrolling interest	1	—	2	—
Total comprehensive income (loss) available to RGA, Inc. shareholders	$(2,121)	$(480)	$(9,187)	$(1,315)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)
(Unaudited)

	Three months ended September 30, 2022 and 2021
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2022	$1	$2,478	$8,592	$(1,673)	$(3,559)	$5,839	$90	$5,929
Distributions to noncontrolling interest							(1)	(1)
Net income			284			284	1	285
Total other comprehensive income (loss)					(2,405)	(2,405)		(2,405)
Dividends to stockholders, $0.80 per share			(54)			(54)		(54)
Purchase of treasury stock				(27)		(27)		(27)
Reissuance of treasury stock		15	(2)	3		16		16
Balance, September 30, 2022	$1	$2,493	$8,820	$(1,697)	$(5,964)	$3,653	$90	$3,743

Balance, June 30, 2021	$1	$2,430	$8,531	$(1,559)	$4,041	$13,444	$—	$13,444
Net income (loss)			(22)			(22)		(22)
Total other comprehensive income (loss)					(458)	(458)		(458)
Dividends to stockholders, $0.73 per share			(50)			(50)		(50)
Purchase of treasury stock				(46)		(46)		(46)
Reissuance of treasury stock		17	(1)	1		17		17
Balance, September 30, 2021	$1	$2,447	$8,458	$(1,604)	$3,583	$12,885	$—	$12,885

	Nine months ended September 30, 2022 and 2021
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	$1	$2,461	$8,563	$(1,653)	$3,642	$13,014	$—	$13,014
Issuance of preferred interests by subsidiary							90	90
Distributions to noncontrolling interest							(2)	(2)
Net income			419			419	2	421
Total other comprehensive income (loss)					(9,606)	(9,606)		(9,606)
Dividends to stockholders, $2.26 per share			(152)			(152)		(152)
Purchase of treasury stock				(54)		(54)		(54)
Reissuance of treasury stock		32	(10)	10		32		32
Balance, September 30, 2022	$1	$2,493	$8,820	$(1,697)	$(5,964)	$3,653	$90	$3,743

Balance, December 31, 2020	$1	$2,406	$8,148	$(1,562)	$5,359	$14,352	$—	$14,352
Net income			461			461		461
Total other comprehensive income (loss)					(1,776)	(1,776)		(1,776)
Dividends to stockholders, $2.13 per share			(145)			(145)		(145)
Purchase of treasury stock				(48)		(48)		(48)
Reissuance of treasury stock		41	(6)	6		41		41
Balance, September 30, 2021	$1	$2,447	$8,458	$(1,604)	$3,583	$12,885	$—	$12,885
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2022	2021
	(Dollars in millions)
Net cash provided by (used in) operating activities	$1,077	$3,821
Cash flows from investing activities:
Sales of fixed maturity securities available-for-sale	8,072	9,673
Maturities of fixed maturity securities available-for-sale	669	682
Sales of equity securities	7	26
Principal payments and sales of mortgage loans	784	728
Principal payments on policy loans	36	32
Purchases of fixed maturity securities available-for-sale	(13,035)	(13,698)
Purchases of equity securities	(14)	(21)
Cash invested in mortgage loans	(1,113)	(980)
Cash invested in policy loans	(5)	(8)
Cash invested in funds withheld at interest	(8)	(60)
Purchase of business, net of cash acquired of $53	—	(156)
Proceeds from sale of businesses, net of cash transferred of $1 and $43	7	19
Purchases of property and equipment	(19)	(15)
Change in short-term investments	(161)	379
Change in other invested assets	(15)	(93)
Net cash provided by (used in) investing activities	(4,795)	(3,492)
Cash flows from financing activities:
Dividends to stockholders	(152)	(145)
Repayment of collateral finance and securitization notes	(181)	(74)
Proceeds from long-term debt issuance	700	—
Debt issuance costs	(10)	—
Principal payments of long-term debt	(153)	(402)
Purchases of treasury stock	(54)	(48)
Change in cash collateral for derivative positions and other arrangements	99	29
Change in deposit asset on reinsurance	(32)	14
Deposits on investment-type policies and contracts	5,232	857
Withdrawals on investment-type policies and contracts	(1,076)	(908)
Distributions to noncontrolling interest	(2)	—
Issuance of preferred interests by subsidiary	90	—
Net cash used in financing activities	4,461	(677)
Effect of exchange rate changes on cash	(179)	(33)
Change in cash and cash equivalents	564	(381)
Cash and cash equivalents, beginning of period	2,948	3,408
Cash and cash equivalents, end of period	$3,512	$3,027
Supplemental disclosures of cash flow information:
Interest paid	$106	$121
Income taxes paid (received), net of refunds	$108	$313
Non-cash investing activities:
Transfer of invested assets	$494	$1,798
Non-cash financing activities:
Non-cash deposits on reinsurance	$—	$1,581
Purchase of a business:
Assets acquired, excluding cash acquired	$—	$847
Liabilities assumed	$—	$(691)
Sale of businesses:
Assets disposed, net of cash transferred	$(6)	$(512)
Liabilities disposed	$1	$504
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
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Earnings:
Net income	$285	$(22)	$421	$461
Less: Net income attributable to noncontrolling interest	1	—	2	—
Net income available to RGA, Inc. shareholders	$284	$(22)	$419	$461
Shares:
Weighted average outstanding shares	67	68	67	68
Equivalent shares from outstanding stock awards	1	—	1	—
Denominator for diluted calculation	68	68	68	68
Earnings per share:
Basic	$4.24	$(0.32)	$6.25	$6.78
Diluted	$4.19	$(0.32)	$6.19	$6.74
As a result of the net loss for the three months ended September 30, 2021, the Company is required to use basic weighted average common shares outstanding of 68 million in the calculation of diluted loss per share since the inclusion of shares for outstanding stock awards would have been anti-dilutive to the loss per share calculations.
The calculation of common equivalent shares does not include the impact of stock awards with a conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. Approximately 0.9 million and 1.5 million stock awards were excluded from the calculation of common equivalent shares during the three and nine month periods ended September 30, 2022, respectively. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 0.2 million performance contingent shares were excluded from the calculation of common equivalent shares during both the three and nine month periods ended September 30, 2022, respectively.

3.    Equity
Common Stock
The changes in the number of common stock issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2021	85,310,598	18,139,868	67,170,730
Issuance of common stock	—	—	—
Common stock acquired	—	414,350	(414,350)
Stock-based compensation (1)	—	(70,498)	70,498
Balance, September 30, 2022	85,310,598	18,483,720	66,826,878

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2020	85,310,598	17,353,697	67,956,901
Issuance of common stock	—	—	—
Common stock acquired	—	405,644	(405,644)
Stock-based compensation (1)	—	(48,566)	48,566
Balance, September 30, 2021	85,310,598	17,710,775	67,599,823
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
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the nine months ended September 30, 2022, RGA repurchased 219,116 shares of common stock under this program for $25 million.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the nine months ended September 30, 2022, RGA repurchased 195,234 shares of common stock under this program for $25 million.
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
The holders of the Papara preferred interests have the option to require redemption upon the occurrence of certain contingent events, such as the failure of Papara to pay the preferred distribution for two or more periods or to meet certain other requirements, including a minimum credit rating. If notice is given upon such an event, all other holders of equal or more subordinate classes of membership interests in Papara are entitled to receive the same form of consideration payable to the holders of the preferred interests, resulting in a deemed liquidation for accounting purposes. The preferred interests are included in noncontrolling interest, and net income attributable to noncontrolling interest was $2 million for the nine months ended September 30, 2022.

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2022 and 2021 are as follows (dollars in millions):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2021	$(9)	$3,701	$(50)	$3,642
Other comprehensive income (loss) before reclassifications	(173)	(12,398)	(3)	(12,574)
Amounts reclassified to (from) AOCI	—	418	2	420
Deferred income tax benefit (expense)	(34)	2,582	—	2,548
Balance, September 30, 2022	$(216)	$(5,697)	$(51)	$(5,964)

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2020	$(69)	$5,500	$(72)	$5,359
Other comprehensive income (loss) before reclassifications	33	(2,136)	(5)	(2,108)
Amounts reclassified to (from) AOCI	—	(181)	6	(175)
Deferred income tax benefit (expense)	(14)	521	—	507
Balance, September 30, 2021	$(50)	$3,704	$(71)	$3,583
(1)Includes cash flow hedges of $(230) and $(22) as of September 30, 2022 and December 31, 2021, respectively, and $(55) and $(49) as of September 30, 2021 and December 31, 2020, respectively. See Note 5 – “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts reclassified from AOCI to the Statements of Income for the three and nine months ended September 30, 2022 and 2021 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,
Details about AOCI Components	2022	2021	2022	2021	Affected Line Item in Statements of Income
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(92)	$35	$(195)	$218	Investment related gains (losses), net
Cash flow hedges – Interest rate	—	(2)	(2)	(6)	(1)
Cash flow hedges – Currency/Interest rate	(3)	—	(5)	—	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	(15)	(8)	(216)	(31)	(2)
Total	(110)	25	(418)	181
Provision for income taxes	24	(5)	88	(38)
Net unrealized gains (losses), net of tax	$(86)	$20	$(330)	$143
Amortization of defined benefit plan items:
Prior service cost (credit)	$—	$—	$1	$1	(3)
Actuarial gains (losses)	—	(3)	(3)	(7)	(3)
Total	—	(3)	(2)	(6)
Provision for income taxes	—	—	—	1
Amortization of defined benefit plans, net of tax	$—	$(3)	$(2)	$(5)

Total reclassifications for the period	$(86)	$17	$(332)	$138
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

Equity Based Compensation
Equity compensation expense was $31 million and $40 million in the first nine months of 2022 and 2021, respectively. In the first quarter of 2022, the Company granted 258,327 stock appreciation rights at $106.53 weighted average exercise price per share, 78,687 performance contingent shares and 219,553 restricted stock units to employees. Additionally, non-employee directors were granted a total of 17,937 shares of common stock. As of September 30, 2022, 1,652,736 share awards at a weighted average strike price per share of $107.03 were vested and exercisable, with a remaining weighted average exercise period of 4.2 years. As of September 30, 2022, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $31 million. It is estimated that these costs will vest over a weighted average period of 0.7 years.
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
The following tables provide information relating to investments in fixed maturity securities by type as of September 30, 2022 and December 31, 2021 (dollars in millions):

September 30, 2022:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$38,293	$43	$163	$5,758	$32,655	64.6%
Canadian government	3,124	—	503	41	3,586	7.1
RMBS	1,054	—	4	105	953	1.9
ABS	4,165	4	6	444	3,723	7.4
CMBS	1,843	1	3	175	1,670	3.3
U.S. government	1,064	—	3	204	863	1.7
State and political subdivisions	1,254	—	9	177	1,086	2.2
Other foreign government	6,833	4	21	891	5,959	11.8
Total fixed maturity securities	$57,630	$52	$712	$7,795	$50,495	100.0%

December 31, 2021:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$35,239	$26	$3,084	$194	$38,103	62.8%
Canadian government	3,339	—	1,606	1	4,944	8.1
RMBS	1,020	—	37	7	1,050	1.7
ABS	4,024	—	22	41	4,005	6.6
CMBS	1,790	1	66	6	1,849	3.0
U.S. government	2,082	—	31	8	2,105	3.5
State and political subdivisions	1,191	—	137	5	1,323	2.2
Other foreign government	7,188	4	273	87	7,370	12.1
Total fixed maturity securities	$55,873	$31	$5,256	$349	$60,749	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of September 30, 2022 and December 31, 2021, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$414	$362	$100	$103
Fixed maturity securities received as collateral	n/a	1,273	n/a	1,922
Assets in trust held to satisfy collateral requirements	31,060	26,993	28,671	31,173
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s equity included securities of the U.S. government and its agencies as well as the securities disclosed below, as of September 30, 2022 and December 31, 2021 (dollars in millions).

	September 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Government of Japan	$2,761	$2,440	$3,080	$3,063
Canadian province of Quebec	1,304	1,646	1,377	2,347
Canadian province of Ontario	964	1,058	1,092	1,451
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of September 30, 2022, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,480	$1,473
Due after one year through five years	9,448	9,138
Due after five years through ten years	11,292	10,015
Due after ten years	28,348	23,523
Structured securities	7,062	6,346
Total	$57,630	$50,495
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of September 30, 2022 and December 31, 2021 (dollars in millions):

September 30, 2022:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$14,152	$12,064	36.9%
Industrial	19,434	16,736	51.3
Utility	4,707	3,855	11.8
Total	$38,293	$32,655	100.0%

December 31, 2021:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$13,101	$14,045	36.9%
Industrial	17,857	19,375	50.8
Utility	4,281	4,683	12.3
Total	$35,239	$38,103	100.0%

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
The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the nine months ended September 30, 2022 and 2021 (dollars in millions):

	Nine months ended September 30, 2022
	Corporate	ABS	CMBS	Other Foreign Government	Total
Balance, beginning of period	$26	$—	$1	$4	$31
Credit losses recognized on securities for which credit losses were not previously recorded	26	4	—	1	31
Reductions for securities sold during the period	(9)	—	—	(3)	(12)
Reductions for securities the Company intends to sell or more likely than not will be required to sell before recovery of its amortized cost	(4)	—	—	—	(4)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	4	—	—	2	6
Balance, end of period	$43	$4	$1	$4	$52

	Nine months ended September 30, 2021
	Corporate	ABS	CMBS	Other Foreign Government	Total
Balance, beginning of period	$17	$—	$3	$—	$20
Credit losses recognized on securities for which credit losses were not previously recorded	5	—	1	4	10
Reductions for securities sold during the period	(8)	—	(2)	—	(10)
Reductions for securities the Company intends to sell or more likely than not will be required to sell before recovery of its amortized cost	—	—	—	—	—
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(2)	—	(1)	—	(3)
Balance, end of period	$12	$—	$1	$4	$17
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
The following tables present the estimated fair value and gross unrealized losses for the 6,618 and 1,862 fixed maturity securities for which an allowance for credit loss has not been recorded as of September 30, 2022 and December 31, 2021, and the estimated fair value had declined and remained below amortized cost (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
September 30, 2022:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$25,451	$4,761	$2,283	$811	$27,734	$5,572
Canadian government	368	36	12	5	380	41
RMBS	678	69	128	36	806	105
ABS	2,333	296	1,054	121	3,387	417
CMBS	1,461	149	83	17	1,544	166
U.S. government	721	190	116	14	837	204
State and political subdivisions	883	161	44	16	927	177
Other foreign government	3,834	509	1,291	290	5,125	799
Total investment grade securities	35,729	6,171	5,011	1,310	40,740	7,481
Below investment grade securities:
Corporate	1,144	118	202	62	1,346	180
ABS	53	12	23	7	76	19
CMBS	22	3	18	3	40	6
Other foreign government	186	28	124	62	310	90
Total below investment grade securities	1,405	161	367	134	1,772	295
Total fixed maturity securities	$37,134	$6,332	$5,378	$1,444	$42,512	$7,776

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2021:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$4,135	$86	$946	$51	$5,081	$137
Canadian government	20	1	—	—	20	1
RMBS	132	3	102	4	234	7
ABS	1,747	22	589	6	2,336	28
CMBS	152	2	35	2	187	4
U.S. government	1,513	6	31	2	1,544	8
State and political subdivisions	109	3	28	2	137	5
Other foreign government	2,237	33	724	37	2,961	70
Total investment grade securities	10,045	156	2,455	104	12,500	260
Below investment grade securities:
Corporate	463	13	97	44	560	57
ABS	—	—	13	13	13	13
CMBS	—	—	—	—	—	—
Other foreign government	136	7	75	10	211	17
Total below investment grade securities	599	20	185	67	784	87
Total fixed maturity securities	$10,644	$176	$2,640	$171	$13,284	$347
The Company has no intention to sell, nor does it expect to be required to sell, the securities outlined in the tables above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines. Changes in unrealized losses are primarily driven by changes in risk-free interest rates and credit spreads.

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Fixed maturity securities available-for-sale	$591	$519	$1,683	$1,530
Equity securities	2	1	5	4
Mortgage loans	74	81	223	220
Policy loans	13	14	40	41
Funds withheld at interest	67	100	175	279
Short-term investments and cash and cash equivalents	7	1	11	2
Other invested assets – limited partnerships and real estate joint ventures	43	96	281	327
Other invested assets – all other	3	14	5	44
Investment income	800	826	2,423	2,447
Investment expense	(31)	(30)	(90)	(80)
Net investment income	$769	$796	$2,333	$2,367
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Fixed maturity securities available-for-sale:
Change in allowance for credit losses and impairments	$(9)	$(1)	$(36)	$2
Realized gains on investment activity	20	45	65	265
Realized losses on investment activity	(106)	(9)	(236)	(52)
Net gains (losses) on equity securities	7	8	(16)	31
Other impairment losses and change in mortgage loan allowance for credit losses	(6)	4	(9)	25
Change in fair value of certain limited partnership investments and other, net	7	27	52	170
Net gains (losses) on derivatives	(47)	(16)	(334)	31
Total investment related gains (losses), net	$(134)	$58	$(514)	$472
Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements
The following table provides information relating to securities borrowing, lending and repurchase/reverse repurchase agreements as of September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities borrowing agreements:
Securities borrowed (1)	n/a	$630	n/a	$420
Securities pledged as collateral (2)	545	459	279	290
Securities lending agreements:
Securities loaned (2)	59	55	94	102
Securities received as collateral (3)	n/a	66	n/a	102
Repurchase/reverse repurchase agreements:
Securities pledged (2)	745	629	704	736
Cash (4)	—	—	10	10
Securities received (3)	n/a	620	n/a	728
Cash received (5)	66	66	—	—
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

The following tables present information on the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending agreements:
Corporate	$—	$—	$—	$42	$42
State and political subdivisions	—	—	—	3	3
Other foreign government	—	—	—	10	10
Total	—	—	—	55	55
Repurchase agreements:
Corporate	—	—	—	278	278
Other foreign government	—	—	118	233	351
Total	—	—	118	511	629
Total agreements	$—	$—	$118	$566	$684

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending agreements:
Corporate	$—	$—	$—	$94	$94
State and political subdivisions	—	—	—	3	3
Other foreign government	—	—	—	5	5
Total	—	—	—	102	102
Repurchase agreements:
Corporate	—	—	—	366	366
Other foreign government	—	—	—	370	370
Total	—	—	—	736	736
Total agreements	$—	$—	$—	$838	$838
Mortgage Loans
As of September 30, 2022, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (13.1%), Texas (11.4%) and Washington (8.2%), in addition to loans secured by properties in Canada (3.1%) and United Kingdom (2.3%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022		December 31, 2021
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office	$1,727	26.1%	$1,683	26.6%
Retail	2,317	35.0	2,090	33.0
Industrial	1,431	21.6	1,249	19.7
Apartment	751	11.4	801	12.7
Other commercial	387	5.9	506	8.0
Recorded investment	6,613	100.0%	6,329	100.0%
Unamortized balance of loan origination fees and expenses	(12)		(11)
Allowance for credit losses	(43)		(35)
Total mortgage loans	$6,558		$6,283

The following table presents the maturities of the Company’s recorded investment in mortgage loans as of September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022		December 31, 2021
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$2,504	37.8%	$2,660	42.0%
Due after five years through ten years	3,047	46.0	2,593	41.0
Due after ten years	1,062	16.2	1,076	17.0
Total	$6,613	100.0%	$6,329	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of September 30, 2022 and December 31, 2021 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction Loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
September 30, 2022:
Loan-to-Value Ratio
0% – 59.99%	$3,334	$226	$74	$27	$3,661	55.3%
60% – 69.99%	1,946	181	113	—	2,240	33.9
70% – 79.99%	434	34	35	—	503	7.6
80% or greater	84	—	125	—	209	3.2
Total	$5,798	$441	$347	$27	$6,613	100.0%

	Recorded Investment
	Debt Service Ratios			Construction Loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2021:
Loan-to-Value Ratio
0% – 59.99%	$3,111	$238	$51	$6	$3,406	53.8%
60% – 69.99%	1,906	190	46	—	2,142	33.8
70% – 79.99%	520	41	12	—	573	9.1
80% or greater	148	—	60	—	208	3.3
Total	$5,685	$469	$169	$6	$6,329	100.0%
The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of September 30, 2022 and December 31, 2021 (dollars in millions):

	Recorded Investment
	Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
September 30, 2022:
Internal credit quality grade:
High investment grade	$619	$697	$331	$568	$417	$1,538	$4,170
Investment grade	460	284	245	323	279	629	2,220
Average	—	6	—	26	66	89	187
Watch list	—	—	—	—	—	—	—
In or near default	—	—	—	—	—	36	36
Total	$1,079	$987	$576	$917	$762	$2,292	$6,613

	Recorded Investment
	Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
December 31, 2021:
Internal credit quality grade:
High investment grade	$725	$402	$645	$461	$344	$1,534	$4,111
Investment grade	367	272	331	301	296	502	2,069
Average	6	—	27	39	5	32	109
Watch list	—	—	—	—	—	4	4
In or near default	—	—	—	—	—	36	36
Total	$1,098	$674	$1,003	$801	$645	$2,108	$6,329
The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022	December 31, 2021
Current	$6,577	$6,329
31 – 60 days past due	17	—
Greater than 90 days	19	—
Total	$6,613	$6,329
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans for the three and nine months ended September 30, 2022 and 2021 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$38	$45	$35	$64
Change in allowance for credit losses	5	(6)	8	(25)
Balance, end of period	$43	$39	$43	$39
For the nine months ended September 30, 2022, the Company restructured 3 mortgage loans to interest only payments as a result of lower occupancy levels. The total recorded investment before allowance for credit losses for mortgage loans, which were modified and met the criteria of Troubled Debt Restructuring (“TDR”), is $77 million as of September 30, 2022. For the nine months ended September 30, 2021, the Company did not have any significant loans that were modified and met the criteria of a TDR. The Company has a mortgage loan in the amount of $19 million that was on a nonaccrual status as of September 30, 2022. The Company had no mortgage loans that were on a nonaccrual status as of September 30, 2021. The Company did not acquire any impaired mortgage loans during nine months ended September 30, 2022 and 2021.
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
Funds Withheld at Interest
As of September 30, 2022, $4.0 billion of the funds withheld at interest balance is primarily associated with two clients. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.

Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages and derivative contracts. Other invested assets also includes FHLB common stock and unit-linked investments, which are included in “Other” in the table below. As of September 30, 2022 and December 31, 2021, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of September 30, 2022 and December 31, 2021 are as follows (dollars in millions):

	September 30, 2022	December 31, 2021
Limited partnership interests and real estate joint ventures	$2,196	$1,996
Lifetime mortgages	786	758
Derivatives	161	175
Other	103	141
Total other invested assets	$3,246	$3,070
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
Types of Derivatives Used by the Company
Commonly used derivative instruments include, but are not necessarily limited to: credit default swaps, financial futures, equity options, foreign currency swaps, foreign currency forwards, interest rate swaps, interest rate options, synthetic guaranteed investment contracts (“GICs”), consumer price index (“CPI”) swaps, forward bond purchase commitments, total return swaps, other derivatives and embedded derivatives.
For detailed information on these derivative instruments and the related strategies, see Note 5 – “Derivative Instruments” of the Company’s 2021 Annual Report.
Summary of Derivative Positions
Derivatives, except for embedded derivatives, are included in other invested assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest or other liabilities, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of September 30, 2022 and December 31, 2021 (dollars in millions):

		September 30, 2022			December 31, 2021
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,048	$2	$7	$1,273	$66	$1
Interest rate options	Interest rate	5,312	40	—	—	—	—
Total return swaps	Interest rate	500	—	2	—	—	—
Financial futures	Equity	215	—	—	240	—	—
Foreign currency swaps	Foreign currency	150	27	—	150	1	—
Foreign currency forwards	Foreign currency	776	—	34	395	2	4
CPI swaps	CPI	462	25	8	563	34	7
Credit default swaps	Credit	1,723	6	50	1,321	29	1
Equity options	Equity	296	49	—	472	29	—
Synthetic GICs	Interest rate	17,485	—	—	16,143	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	316	256	—	227	62
Indexed annuity products		—	—	550	—	—	693
Variable annuity products		—	—	139	—	—	162
Total non-hedging derivatives		27,967	465	1,046	20,557	388	930
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	1,335	4	140	941	4	33
Foreign currency swaps	Foreign currency	114	—	7	153	1	—
Foreign currency forwards	Foreign currency	1,028	67	—	1,320	14	11
Forward bond purchase commitments	Interest rate	407	—	109	545	14	1
Total hedging derivatives		2,884	71	256	2,959	33	45
Total derivatives		$30,851	$536	$1,302	$23,516	$421	$975
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of September 30, 2022 and 2021 were as follows (dollars in millions):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items
		Investment Related Gains (Losses)
For the three months ended September 30, 2022:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(7)	$8
For the three months ended September 30, 2021:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(4)	$4
For the nine months ended September 30, 2022:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(8)	$13
For the nine months ended September 30, 2021:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(6)	$7
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

The following tables present the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and nine months ended September 30, 2022 and 2021 (dollars in millions):

	Three months ended September 30,
	2022	2021
Balance, beginning of period	$(206)	$(40)
Gains (losses), net deferred in other comprehensive income (loss)	(27)	(17)
Amounts reclassified to investment income	3	—
Amounts reclassified to interest expense	—	2
Balance, end of period	$(230)	$(55)

	Nine months ended September 30,
	2022	2021
Balance, beginning of period	$(22)	$(49)
Gains (losses), net deferred in other comprehensive income (loss)	(215)	(12)
Amounts reclassified to investment income	5	—
Amounts reclassified to interest expense	2	6
Balance, end of period	$(230)	$(55)
As of September 30, 2022, approximately $8 million of before-tax deferred net gains recorded in AOCI are expected to be reclassified to investment income during the next twelve months. As of September 30, 2022, approximately $1 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
		Investment Income	Interest Expense
For the three months ended September 30, 2022:
Interest rate	$(20)	$—	$—
Foreign currency/interest rate	(7)	(3)	—
Total	$(27)	$(3)	$—
For the three months ended September 30, 2021:
Interest rate	$(12)	$—	$(2)
Foreign currency/interest rate	(5)	—	—
Total	$(17)	$—	$(2)

For the nine months ended September 30, 2022:
Interest rate	$(190)	$—	$(2)
Foreign currency/interest rate	(25)	(5)	—
Total	$(215)	$(5)	$(2)
For the nine months ended September 30, 2021:
Interest rate	$(6)	$—	$(6)
Foreign currency/interest rate	(6)	—	—
Total	$(12)	$—	$(6)

For the three and nine months ended September 30, 2022 and 2021, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the three and nine months ended September 30, 2022 and 2021 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	Three months ended September 30,		Nine months ended September 30,
Type of NIFO Hedge	2022	2021	2022	2021
Foreign currency swaps	$—	$2	$1	$(1)
Foreign currency forwards	66	28	88	4
Total	$66	$30	$89	$3
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $226 million and $137 million at September 30, 2022 and December 31, 2021, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 is as follows (dollars in millions):

		Three months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2022	2021
Interest rate swaps	Investment related gains (losses), net	$(33)	$(4)
Interest rate options	Investment related gains (losses), net	18	—
Total return swaps	Investment related gains (losses), net	(1)	—
Financial futures	Investment related gains (losses), net	7	—
Foreign currency swaps	Investment related gains (losses), net	9	3
Foreign currency forwards	Investment related gains (losses), net	(55)	(2)
CPI swaps	Investment related gains (losses), net	7	12
Credit default swaps	Investment related gains (losses), net	(12)	(12)
Equity options	Investment related gains (losses), net	8	3
Subtotal		(52)	—
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(17)	21
Indexed annuity products	Interest credited	18	(15)
Variable annuity products	Investment related gains (losses), net	21	(37)
Total non-hedging derivatives		$(30)	$(31)

		Nine months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2022	2021
Interest rate swaps	Investment related gains (losses), net	$(129)	$(41)
Interest rate options	Investment related gains (losses), net	12	—
Total return swaps	Investment related gains (losses), net	(1)	—
Financial futures	Investment related gains (losses), net	38	(19)
Foreign currency swaps	Investment related gains (losses), net	27	15
Foreign currency forwards	Investment related gains (losses), net	(154)	(11)
CPI swaps	Investment related gains (losses), net	25	33
Credit default swaps	Investment related gains (losses), net	(103)	20
Equity options	Investment related gains (losses), net	29	(18)
Subtotal		(256)	(21)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(106)	87
Indexed annuity products	Interest credited	98	(14)
Variable annuity products	Investment related gains (losses), net	23	(36)
Total non-hedging derivatives		$(241)	$16

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$(40)	$433	18.8	$28	$600	14.2
Subtotal	(40)	433	18.8	28	600	14.2
BBB+/BBB/BBB-
Single name credit default swaps	—	150	3.6	1	141	2.4
Credit default swaps referencing indices	(1)	1,115	6.7	—	565	5.1
Subtotal	(1)	1,265	6.3	1	706	4.6
BB+/BB/BB-
Single name credit default swaps	(3)	25	3.4	(1)	15	3.5
Subtotal	(3)	25	3.4	(1)	15	3.5
Total	$(44)	$1,723	9.4	$28	$1,321	9.0
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
The following table provides information relating to the netting of the Company’s derivative instruments as of September 30, 2022 and December 31, 2021 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments/ Collateral (1)	Net Amount
September 30, 2022:
Derivative assets	$220	$(59)	$161	$(161)	$—
Derivative liabilities	357	(59)	298	(298)	—
December 31, 2021:
Derivative assets	$194	$(19)	$175	$(175)	$—
Derivative liabilities	58	(19)	39	(39)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of September 30, 2022, the Company had credit exposure of $14 million.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are summarized below (dollars in millions):

September 30, 2022:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$32,655	$—	$28,369	$4,286
Canadian government	3,586	—	3,586	—
RMBS	953	—	952	1
ABS	3,723	—	2,599	1,124
CMBS	1,670	—	1,607	63
U.S. government	863	767	87	9
State and political subdivisions	1,086	—	1,058	28
Other foreign government	5,959	—	5,926	33
Total fixed maturity securities – available-for-sale	50,495	767	44,184	5,544
Equity securities	137	73	—	64
Funds withheld at interest – embedded derivatives	(197)	—	—	(197)
Funds withheld at interest	52	—	—	52
Cash equivalents	2,114	2,114	—	—
Short-term investments	196	141	48	7
Other invested assets:
Derivatives	161	—	161	—
Other	23	—	23	—
Total other invested assets (1)	184	—	184	—
Total	$52,981	$3,095	$44,416	$5,470
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$689	$—	$—	$689
Other liabilities:
Funds withheld at interest – embedded derivatives	(256)	—	—	(256)
Derivatives	298	—	298	—
Total	$731	$—	$298	$433
(1)Other invested assets included in the fair value hierarchy exclude limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of September 30, 2022, the fair value of such investments was $656 million.

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

Quantitative Information Regarding Internally Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of September 30, 2022 and December 31, 2021 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	September 30, 2022	December 31, 2021			September 30, 2022	December 31, 2021
Assets:
Corporate	$26	$49	Market comparable securities	Liquidity premium	1%	0-1% (1%)
				EBITDA Multiple	5.0x-5.3x (5.2x)	5.2x-7.0x (6.4x)
ABS	196	205	Market comparable securities	Liquidity premium	0-18% (2%)	2-18% (4%)
U.S. government	9	12	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	8	5	Market comparable securities	EBITDA Multiple	6.9x-11.2x (9.1x)	6.9x-10.6x (8.0x)
Funds withheld at interest – embedded derivatives	39	182	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (12%)	0-35% (18%)
				Withdrawal	0-5% (4%)	0-5% (4%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-4% (2%)	1-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	550	693	Discounted cash flow	Mortality	0-100% (3%)	0-100% (2%)
				Lapse	0-35% (11%)	0-35% (16%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	1-4% (2%)	1-4% (2%)
Interest-sensitive contract liabilities – embedded derivatives – variable annuities	139	162	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25% (4%)	0-25% (4%)
				Withdrawal	0-7% (6%)	0-7% (5%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (13%)	0-27% (14%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended September 30, 2022:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives, net(1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$4,238	$36	$1,247	$43	$47	$21	$76	$62	$(744)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	1	—	—	—	—	—	—	(3)	—
Investment related gains (losses), net	—	—	—	(1)	10	—	(17)	—	20
Interest credited	—	—	—	—	—	—	—	—	18
Included in other comprehensive income (loss)	(164)	(3)	(81)	(1)	—	—	—	(5)	—
Purchases(2)	445	—	60	—	10	6	—	—	1
Sales(2)	(29)	—	(7)	(3)	(3)	—	—	—	—
Settlements(2)	(150)	—	(52)	(1)	—	—	—	(2)	16
Transfers into Level 3	20	—	67	—	—	—	—	—	—
Transfers out of Level 3	(75)	—	(46)	—	—	(20)	—	—	—
Fair value, end of period	$4,286	$33	$1,188	$37	$64	$7	$59	$52	$(689)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$1	$—	$—	$—	$—	$—	$—	$(3)	$—
Investment related gains (losses), net	(4)	—	1	—	8	—	(17)	—	19
Interest credited	—	—	—	—	—	—	—	—	2
Included in other comprehensive income (loss)	(158)	(3)	(83)	(1)	—	—	—	(5)	—
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

For the nine months ended September 30, 2022:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives, net(1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$3,888	$33	$1,179	$45	$50	$28	$165	$83	$(855)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	4	—	—	—	—	—	—	(13)	—
Investment related gains (losses), net	(6)	—	(5)	(1)	4	1	(106)	—	22
Interest credited	—	—	—	—	—	—	—	—	98
Included in other comprehensive income (loss)	(465)	(13)	(226)	(5)	—	(1)	—	(12)	—
Purchases(2)	1,381	—	362	—	14	27	—	3	(4)
Sales(2)	(153)	—	(58)	(4)	(4)	—	—	—	—
Settlements(2)	(329)	—	(111)	(4)	—	(28)	—	(9)	50
Transfers into Level 3	77	13	112	10	—	—	—	—	—
Transfers out of Level 3	(111)	—	(65)	(4)	—	(20)	—	—	—
Fair value, end of period	$4,286	$33	$1,188	$37	$64	$7	$59	$52	$(689)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$—	$—	$—	$—	$—	$(13)	$—
Investment related gains (losses), net	(12)	—	(4)	—	2	—	(106)		19
Interest credited	—	—	—	—	—	—	—	—	47
Included in other comprehensive income (loss)	(459)	(13)	(227)	(5)	—	—	—	(12)	—
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

For the three months ended September 30, 2021:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives	Funds withheld at interest and other	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$3,208	$41	$653	$21	$63	$—	$125	$81	$(880)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	1	—	—	—	—	—	—	2	—
Investment related gains (losses), net	1	—	—	—	8	—	20	—	(37)
Interest credited	—	—	—	—	—	—	—	—	(14)
Included in other comprehensive income (loss)	(1)	(2)	1	—	—	—	—	(2)	—
Purchases(1)	436	—	245	—	8	26	(2)	5	(8)
Sales(1)	(5)	—	(3)	—	(22)	—	—	—	—
Settlements(1)	(75)	—	(51)	—	—	—	—	(1)	21
Transfers into Level 3	—	—	21	—	—	—	—	—	—
Transfers out of Level 3	(8)	—	—	—	—	—	—	—	—
Fair value, end of period	$3,557	$39	$866	$21	$57	$26	$143	$85	$(918)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$1	$—	$—	$—	$—	$—	$—	$2	$—
Investment related gains (losses), net	1	—	—	—	4	—	21	—	(39)
Interest credited	—	—	—	—	—	—	—	—	(35)
Included in other comprehensive income (loss)	(1)	(2)	1	—	—	—	—	(2)	—
(1)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

For the nine months ended September 30, 2021:	Fixed maturity securities – available-for-sale						Funds withheld at interest – embedded derivatives	Funds withheld at interest and other	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$3,029	$17	$254	$23	$53	$15	$58	$56	$(907)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	4	—	—	—	—	—	—	(4)	—
Investment related gains (losses), net	2	—	—	—	19	—	87	—	(36)
Interest credited	—	—	—	—	—	—	—	—	(13)
Included in other comprehensive income (loss)	(34)	(3)	5	—	—	—	1	(2)	—
Purchases(1)	976	25	673	—	8	26	(2)	37	(25)
Sales(1)	(25)	—	(5)	—	(23)	—	—	—	—
Settlements(1)	(416)	—	(136)	(2)	—	(10)	(1)	(2)	63
Transfers into Level 3	29	—	75	—	—	—	—	—	—
Transfers out of Level 3	(8)	—	—	—	—	(5)	—	—	—
Fair value, end of period	$3,557	$39	$866	$21	$57	$26	$143	$85	$(918)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$—	$—	$—	$—	$—	$(4)	$—
Investment related gains (losses), net	—	—	—	—	14	—	87	—	(42)
Interest credited	—	—	—	—	—	—	—	—	(76)
Included in other comprehensive income (loss)	(32)	(3)	5	—	—	—	1	(2)	—

(1)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. During the nine months ended September 30, 2022 and 2021, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of September 30, 2022 and December 31, 2021 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2021 Annual Report. This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

September 30, 2022:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$6,558	$5,902	$—	$—	$5,902
Policy loans	1,202	1,202	—	1,202	—
Funds withheld at interest	6,343	6,051	—	—	6,051
Cash and cash equivalents	1,398	1,398	1,398	—	—
Short-term investments	29	29	29	—	—
Other invested assets	904	671	4	66	601
Accrued investment income	628	628	—	628	—
Liabilities:
Interest-sensitive contract liabilities	$23,141	$22,450	$—	$—	$22,450
Other liabilities – funds withheld at interest	1,610	1,383	—	—	1,383
Long-term debt	4,207	3,955	—	—	3,955
Collateral finance and securitization notes	—	—	—	—	—

December 31, 2021:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$6,283	$6,580	$—	$—	$6,580
Policy loans	1,234	1,234	—	1,234	—
Funds withheld at interest	6,747	7,075	—	—	7,075
Cash and cash equivalents	1,810	1,810	1,810	—	—
Short-term investments	23	23	23	—	—
Other invested assets	910	907	6	70	831
Accrued investment income	533	533	—	533	—
Liabilities:
Interest-sensitive contract liabilities	$18,625	$19,540	$—	$—	$19,540
Other liabilities – funds withheld at interest	1,658	1,657	—	—	1,657
Long-term debt	3,667	3,886	—	—	3,886
Collateral finance and securitization notes	180	153	—	—	153
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

	Three months ended September 30,		Nine months ended September 30,
Revenues:	2022	2021	2022	2021
U.S. and Latin America:
Traditional	$1,867	$1,795	$5,602	$5,248
Financial Solutions	315	374	845	1,125
Total	2,182	2,169	6,447	6,373
Canada:
Traditional	358	354	1,087	1,063
Financial Solutions	27	25	79	77
Total	385	379	1,166	1,140
Europe, Middle East and Africa:
Traditional	457	454	1,380	1,370
Financial Solutions	142	174	458	459
Total	599	628	1,838	1,829
Asia Pacific:
Traditional	705	663	2,079	1,963
Financial Solutions	171	95	235	303
Total	876	758	2,314	2,266
Corporate and Other	24	109	118	691
Total	$4,066	$4,043	$11,883	$12,299

	Three months ended September 30,		Nine months ended September 30,
Income (loss) before income taxes:	2022	2021	2022	2021
U.S. and Latin America:
Traditional	$204	$(126)	$247	$(329)
Financial Solutions	70	128	175	397
Total	274	2	422	68
Canada:
Traditional	32	44	54	100
Financial Solutions	4	—	21	10
Total	36	44	75	110
Europe, Middle East and Africa:
Traditional	1	(91)	(3)	(171)
Financial Solutions	31	85	149	228
Total	32	(6)	146	57
Asia Pacific:
Traditional	118	(96)	227	(67)
Financial Solutions	(2)	6	(124)	65
Total	116	(90)	103	(2)
Corporate and Other	(92)	16	(186)	401
Total	$366	$(34)	$560	$634

Assets:	September 30, 2022	December 31, 2021
U.S. and Latin America:
Traditional	$20,640	$20,572
Financial Solutions	25,598	29,028
Total	46,238	49,600
Canada:
Traditional	4,994	5,091
Financial Solutions	42	18
Total	5,036	5,109
Europe, Middle East and Africa:
Traditional	4,341	4,670
Financial Solutions	4,375	7,165
Total	8,716	11,835
Asia Pacific:
Traditional	9,072	10,048
Financial Solutions	10,023	7,678
Total	19,095	17,726
Corporate and Other	3,620	7,905
Total	$82,705	$92,175
8.    Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company’s commitments to fund investments as of September 30, 2022 and December 31, 2021 are presented in the following table (dollars in millions):

	September 30, 2022	December 31, 2021
Limited partnership interests and joint ventures	$1,052	$1,031
Mortgage loans	118	152
Bank loans and private placements	744	768
Lifetime mortgages	76	41
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for expected credit losses associated with unfunded commitments as of September 30, 2022 and December 31, 2021.
Funding Agreements
Federal Home Loan Bank (“FHLB”) of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2022 and December 31, 2021, the Company had $1.3 billion and $1.4 billion, respectively, of FHLB funding agreements outstanding. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s Funding Agreement Backed Notes (“FABN”) program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of September 30, 2022 and December 31, 2021, the Company had $900 million and $500 million, respectively, of FABN agreements outstanding and are included within interest-sensitive contract liabilities.
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
As of September 30, 2022, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of September 30, 2022 (dollars in millions):

Commitment Period:	Maximum Potential Obligation
2034	$1,243
2035	2,616
2036	3,599
2037	6,850
2038	2,300
2039	7,350
2046	3,000
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration of any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of September 30, 2022 and December 31, 2021, are reflected in the following table (dollars in millions):

	September 30, 2022	December 31, 2021
Treaty guarantees	$1,732	$2,208
Treaty guarantees, net of assets in trust	1,003	1,281
Securities borrowing and repurchase arrangements	161	134
9.    Income Tax
For the three and nine months ended September 30, 2022, the effective tax rate on pre-tax income was 22.3% and 25.0%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2022, differed from the U.S. statutory rate of 21% primarily due to U.S. Subpart F income on foreign earnings, U.S. Global Intangible low-taxed income (“GILTI”), and income earned in jurisdictions with tax rates greater than the U.S. statutory rate, which were partially offset with adjustments related to tax returns filed during the quarter.
For the three and nine months ended September 30, 2021, the effective tax rate on pre-tax income was 34.3% and 27.3%, respectively. The Company’s effective tax rate for both tax periods was higher than the U.S. statutory rate of 21% primarily as a result of corporate rate changes and income earned in jurisdictions with tax rates higher than the U.S., losses in jurisdictions for which the Company received no benefits and adjustments from tax returns filed.
10.    Employee Benefit Plans
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Service cost	$5	$4	$1	$—
Interest cost	1	1	—	—
Expected return on plan assets	(3)	(3)	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of prior actuarial losses	—	2	—	1
Net periodic benefit cost	$3	$4	$1	$1

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service cost	$13	$13	$2	$2
Interest cost	4	3	1	1
Expected return on plan assets	(9)	(8)	—	—
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of prior actuarial losses	2	5	1	2
Net periodic benefit cost	$10	$13	$3	$4
11.    Reinsurance Ceded Receivables and Other
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At September 30, 2022 and December 31, 2021, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2022 and December 31, 2021, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
The following table presents information for the Company’s reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of September 30, 2022 or December 31, 2021 (dollars in millions):

		September 30, 2022		December 31, 2021
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A-	$1,607	65.4%	$1,626	63.0%
Reinsurer B	A+	406	16.5	423	16.4
Reinsurer C	A+	194	7.9	212	8.2
Reinsurer D	A	54	2.2	59	2.3
Reinsurer E	A+	40	1.6	44	1.7
Reinsurer F	A++	33	1.3	42	1.6
Other reinsurers		122	5.1	174	6.8
Total		$2,456	100.0%	$2,580	100.0%
Included in the total reinsurance ceded receivables and other balance were $202 million and $203 million of claims recoverable, of which $15 million and $10 million were in excess of 90 days past due, as of September 30, 2022 and December 31, 2021, respectively. Also included in the total reinsurance ceded receivable and other is a deposit asset on reinsurance of $1,607 million and $1,626 million as of September 30, 2022 and December 31, 2021, respectively.

12.    Policy Claims and Benefits
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in future policy benefits and other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Nine Months Ended September 30,
	2022	2021
Balance, beginning of period	$8,053	$7,556
Less: reinsurance recoverable	(556)	(641)
Net balance, beginning of period	7,497	6,915
Incurred:
Current year	10,532	9,948
Prior years	(155)	(159)
Total incurred	10,377	9,789
Payments:
Current year	(4,545)	(3,712)
Prior years	(5,971)	(5,229)
Total payments	(10,516)	(8,941)
Other changes:
Interest accretion	23	30
Foreign exchange adjustments	(499)	(135)
Total other changes	(476)	(105)

Net balance, end of period	6,882	7,658
Plus: reinsurance recoverable	456	538
Balance, end of period	$7,338	$8,196
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
13.    Financing Activities
On September 15, 2022, RGA announced a cash tender offer for any and all of its outstanding 6.20% Fixed-to-Floating Rate Subordinated Debentures due 2042 (the “2042 Debentures”) at a price of $25.20 for each $25 principal amount of the 2042 Debentures. The tender offer expired on September 22, 2022, and a total of $151 million, or approximately 38%, of the aggregate principal amount of the 2042 Debentures were tendered. The Company intends to redeem the remaining debentures in accordance with the indenture governing the 2042 Debentures.
On September 23, 2022, RGA issued 7.125% fixed-rate reset subordinated debentures due October 15, 2052, with a face amount of $700 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $690 million and a portion was used in part to pay for the tender offer of the 2042 Debentures. The remaining proceeds will be used for future redemptions of any remaining 2042 Debentures, and general corporate purposes. Capitalized issue costs were approximately $10 million.
The remaining amount of the $850 million Series A Floating Rate Insured Notes issued by the Company’s subsidiary, Timberlake Financial, LLC, which was approximately $185 million, were redeemed on August 29, 2022, and are no longer outstanding as of September 30, 2022.

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, among others, statements relating to projections of the future operations, strategies, earnings, revenues, income or loss, ratios, financial performance and growth potential of the Company. Forward-looking statements often contain words and phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “belief,” “estimate,” “project,” “plan,” “predict,” “foresee,” “likely,” “will” and other similar expressions. Forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Forward-looking statements are not a guarantee of future performance and are subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.
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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update these forward-looking statements, even though the Company’s situation may change in the future. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the Company’s 2021 Annual Report on Form 10-K, as may be supplemented by Item 1A – “Risk Factors” in the Company’s subsequent Quarterly Reports on Form 10-Q.

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.3 trillion of life reinsurance in force and assets of $82.7 billion as of September 30, 2022. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance, and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
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
Consolidated Results of Operations
Impacts of the COVID-19 Pandemic
Although global COVID-19 related deaths have begun to decline, the Company continues to experience increased claim costs, primarily in the first quarter of 2022, as a result of the COVID-19 global pandemic. However, the Company cannot reliably predict the future impact the ongoing pandemic will have on its business, results of operations and financial condition as the ultimate amount and timing of claims the Company will experience as a result of the COVID-19 pandemic will depend on many variables and uncertainties. These variables and uncertainties will depend on, the severity of new variants of the virus, vaccination effectiveness, country-specific circumstances, and COVID-19’s indirect impact on mortality and morbidity.
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
The Company’s COVID-19 projection and financial impact models continue to be updated and refined based on latest external data and the Company’s claim experience to date and are subject to the many variables and uncertainties noted above. During the first nine months of 2022, the U.S. continues to be the key driver of mortality claim costs followed by Asia and Canada. For the nine months ended September 30, 2022, the Company estimates it has incurred approximately $388 million of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $295 million of that amount being associated with the U.S. and Latin America Traditional segment. During the three months ended September 30, 2022, mortality claims related to COVID-19 continued to decline across all segments; however, the Company experienced an increase in medical hospitalization claims for at-home sickness benefits related to COVID-19 in Japan. Changes to the definition of qualifying at-home sickness benefits at the end of September and a reduction in general population infections in Japan is expected to reduce future at-home benefit expenses in future periods.

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
•$4 million to $8 million in the UK; and
•$10 million to $20 million in Canada.

Results from Operations – 2022 compared to 2021
The following table summarizes net income for the periods presented.

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:	(Dollars in millions, except per share data)
Net premiums	$3,247	$3,094	$153	$9,632	$9,106	$526
Investment income, net of related expenses	769	796	(27)	2,333	2,367	(34)
Investment related gains (losses), net	(134)	58	(192)	(514)	472	(986)
Other revenues	184	95	89	432	354	78
Total revenues	4,066	4,043	23	11,883	12,299	(416)
Benefits and Expenses:
Claims and other policy benefits	2,815	3,289	(474)	8,855	9,294	(439)
Interest credited	189	177	12	468	541	(73)
Policy acquisition costs and other insurance expenses	396	338	58	1,144	1,010	134
Other operating expenses	251	229	22	720	683	37
Interest expense	46	41	5	130	129	1
Collateral finance and securitization expense	3	3	—	6	8	(2)
Total benefits and expenses	3,700	4,077	(377)	11,323	11,665	(342)
Income before income taxes	366	(34)	400	560	634	(74)
Provision for income taxes	81	(12)	93	139	173	(34)
Net income	285	(22)	307	421	461	(40)
Net income attributable to noncontrolling interest	$1	$—	1	$2	$—	2
Net income available to RGA, Inc. shareholders	$284	$(22)	$306	$419	$461	$(42)
Earnings per share:
Basic earnings per share	$4.24	$(0.32)	$4.56	$6.25	$6.78	$(0.53)
Diluted earnings per share	$4.19	$(0.32)	$4.51	$6.19	$6.74	$(0.55)
Three months ended September 30, 2022 compared to three months ended September 30, 2021
The increase in income for the three months ended September 30, 2022, was primarily the result of:
•Decrease in mortality claims in the U.S. and Latin America, EMEA and Asia Pacific traditional segments, due to fewer claims attributable to the COVID-19 pandemic.
•An increase in other revenues primarily attributable to surrender and market value adjustments charges of $104 million due to higher lapses on a single premium annuity block of business in Asia, which were partially offset by an increase in policy acquisition costs and other reinsurance expenses.
•The decrease in mortality claims was partially offset by:
◦Changes in the fair value of derivative instruments, excluding embedded derivatives, included in investment related gains (losses), net. During the three month period ended September 30, 2022, the fair value of these instruments decreased by $52 million, compared to a decrease of $0 million during the three months ended September 30, 2021.
◦Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, decreased investment related gains by $16 million for the three months ended September 30, 2022, compared to an increase of $21 million for the three month period ended September 30, 2021.
◦$86 million, pre-tax, of net realized losses, included in investment related gains (losses), net associated with portfolio repositioning, compared to $36 million of net realized gains recognized in the prior year.
◦The average yield earned on investments, excluding spread related business, was 4.40% and 4.95% for the three month periods ended September 30, 2022 and 2021, respectively. Investment yield decreased for the three months ended September 30, 2022, in comparison to the same period in the prior year, primarily due to decreased variable income from limited partnerships and real estate joint ventures.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
The decrease in income for the nine months ended September 30, 2022, was primarily the result of:
•Changes in the fair value of derivative instruments, excluding embedded derivatives, included in investment related gains (losses), net. During the nine months ended September 30, 2022, the fair value of these instruments decreased by $256 million, compared to a decrease of $21 million during the nine months ended September 30, 2021.
•Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, decreased investment related gains by $106 million for the nine months ended September 30, 2022, compared to an increase of $87 million for the nine months ended September 30, 2021.
•$171 million, pre-tax, of net realized losses, included in investment related gains (losses), net associated with portfolio repositioning, compared to $213 million of net realized gains recognized in the prior year.
•The prior year benefited from a one-time adjustment of $162 million, pretax, associated with prior periods that includes $92 million, pretax, to correct the accounting for equity method limited partnerships to reflect unrealized gains in investment income, net of related expenses that were previously included in accumulated other comprehensive income (loss), and a $70 million, pretax, correction reflected in other investment related gains (losses), net to adjust the carrying value of certain limited partnerships from cost less impairments to a fair value approach, using the net asset value (“NAV”) per share or its equivalent.
•The decreases in investment income and investment related gains (losses) were partially offset by a decrease in mortality claims in the U.S. and Latin America, EMEA and Asia Pacific traditional segments, as a result of fewer claims attributable to the COVID-19 pandemic.
Foreign currency fluctuations can result in variances in financial statement line items. Foreign currency increased income before taxes for the three and nine month periods ended September 30, 2022, by $11 million and $24 million, respectively, primarily due to the impact of the weakening of the Japanese Yen compared to the U.S. Dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums during the three and nine month period ended September 30, 2022, is primarily due to new business production. Consolidated assumed life reinsurance in force decreased from $3,468.6 billion as of September 30, 2021, to $3,272.6 billion as of September 30, 2022, due to changes in foreign exchange rates partially offset by new business production. The Company added new business production, measured by face amount of reinsurance in force, of $316.4 billion and $305.4 billion during the nine months ended September 30, 2022 and 2021, respectively.
Investment income, net of related expenses and investment related gains (losses), net
The decrease in investment income, net of related expenses is primarily attributable to the aforementioned accounting correction associated with equity method limited partnerships recorded in the first quarter of 2021, partially offset by an increase in the average invested asset base:
•The average invested assets at amortized cost, excluding spread business, was $34.5 billion for the nine months ended September 30, 2022, compared to $33.0 billion for the nine months ended September 30, 2021.
•The average yield earned on investments, excluding spread related business, was 4.78% and 5.08% for the nine months ended September 30, 2022 and 2021, respectively. Investment yield decreased for the nine months ended September 30, 2022, in comparison to the same periods in the prior year, primarily due to decreased variable income from limited partnerships and real estate joint ventures.

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
The decrease in investment related gains (losses), net is primarily attributable to the following:
•During the three and nine months ended September 30, 2022, the Company repositioned its portfolio generating net capital losses of $86 million and $171 million, respectively, compared to net capital gains of $36 million and $213 million during the three and nine months ended September 30, 2021, respectively.

•The Company uses various derivative instruments such as interest rate swaps, credit default swaps and foreign exchange forwards for risk management purposes that either do not qualify or have not been elected for hedge accounting treatment. Changes in the fair value of these instruments are included in investment related gains (losses), net. During the three and nine months periods ended September 30, 2022, the fair value of these instruments decreased by $52 million and $256 million, compared to an increase (decrease) of $0 million and $(21) million during the three and nine months ended September 30, 2021, respectively. See Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information.
•Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, decreased investment related gains (losses), net by $16 million and $106 million for the three and nine month periods ended September 30, 2022, respectively, compared to an increase of $21 million and $87 million for the three and nine month periods ended September 30, 2021.
•The Company incurred $15 million and $45 million of impairments and change in allowance for credit losses during the three and nine month periods ended September 30, 2022, respectively, compared to a decrease of $3 million and $27 million of impairments and change in allowance for credit losses during the three and nine month periods ended September 30, 2021, respectively.
•Investment related gains (losses), net for the first nine months of 2021, included the adjustment previously discussed to investments in limited partnerships considered to be investment companies, which should have been recognized in prior periods, of $70 million pre-tax to adjust the carrying value from cost less impairments to the fair value approach, using the net asset value (“NAV”) per share or its equivalent.
The effective tax rate on a consolidated basis was 22.3% and 34.3% for the three months ended September 30, 2022 and 2021, respectively, and 25.0% and 27.3% for the nine months ended September 30, 2022 and 2021, respectively. See Note 9 – “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rates.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Modco/Funds withheld:
Unrealized gains (losses)	$(16)	$21	$(37)	$(106)	$87	$(193)
Deferred acquisition costs/retrocession	10	(8)	18	61	(31)	92
Net effect	(6)	13	(19)	(45)	56	(101)
EIAs:
Unrealized gains (losses)	10	4	6	54	36	18
Deferred acquisition costs/retrocession	(5)	(2)	(3)	(24)	(18)	(6)
Net effect	5	2	3	30	18	12
Guaranteed minimum benefit riders:
Unrealized gains (losses)	21	(37)	58	23	(36)	59
Related freestanding derivatives, net of deferred acquisition costs/retrocession	(29)	5	(34)	(56)	(28)	(28)
Net effect	(8)	(32)	24	(33)	(64)	31
Total net effect after freestanding derivatives	$(9)	$(17)	$8	$(48)	$10	$(58)

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
The following table summarizes income before income taxes for the Company’s U.S. and Latin America operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$1,653	$1,564	$89	$4,854	$4,589	$265
Investment income, net of related expenses	484	536	(52)	1,512	1,510	2
Investment related gains (losses), net	(14)	7	(21)	(153)	38	(191)
Other revenues	59	62	(3)	234	236	(2)
Total revenues	2,182	2,169	13	6,447	6,373	74
Benefits and expenses:
Claims and other policy benefits	1,440	1,718	(278)	4,684	4,957	(273)
Interest credited	148	166	(18)	390	497	(107)
Policy acquisition costs and other insurance expenses	261	231	30	778	700	78
Other operating expenses	59	52	7	173	151	22
Total benefits and expenses	1,908	2,167	(259)	6,025	6,305	(280)
Income before income taxes	$274	$2	$272	$422	$68	$354
The increase in income before income taxes in the third quarter of 2022 was primarily driven by favorable claims experience in the individual mortality line of business, as well as an increase of $42 million due to termination and utilization assumption updates related to individual health disabled life reserves. The increase income was partially offset by lower investment income, as well as higher investment related losses and a decrease in the fair value of the embedded derivative associated with modco/funds withheld treaties within Financial Solutions. The increase in income before income taxes for the first nine months of 2022 is also attributable primarily to favorable claims experience within the individual mortality line of business as well as the aforementioned individual health disabled life reserve assumption update. Partially offsetting the nine month increases were decreases in investment related gains (losses) as well as a decrease in the fair value of the embedded derivative associated with modco/funds withheld treaties within Financial Solutions.

Traditional Reinsurance

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$1,640	$1,550	$90	$4,812	$4,547	$265
Investment income, net of related expenses	214	245	(31)	727	685	42
Investment related gains (losses), net	8	(5)	13	42	2	40
Other revenues	5	5	—	21	14	7
Total revenues	1,867	1,795	72	5,602	5,248	354
Benefits and expenses:
Claims and other policy benefits	1,398	1,670	(272)	4,552	4,828	(276)
Interest credited	18	17	1	52	52	—
Policy acquisition costs and other insurance expenses	203	195	8	619	583	36
Other operating expenses	44	39	5	132	114	18
Total benefits and expenses	1,663	1,921	(258)	5,355	5,577	(222)
Income (loss) before income taxes	$204	$(126)	$330	$247	$(329)	$576
Key metrics:
Life reinsurance in force				$1,662.7 billion	$1,619.9 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	85.2%	107.7%		94.6%	106.2%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	12.4%	12.6%		12.9%	12.8%
Other operating expenses as a percentage of net premiums	2.7%	2.5%		2.7%	2.5%
The increase in income before income taxes in the third quarter for the U.S. and Latin America Traditional segment was primarily the result of favorable claims experience within the individual mortality business, as well as the aforementioned assumption update for individual health disabled life reserves, partially offset by less favorable investment income. The increase in income before taxes for the first nine months was primarily the result of favorable claims experience within the individual mortality business, the individual health disabled life reserve adjustment and favorable investment income, partially offset by less favorable claims experience within the U.S. group and Latin American businesses. The impact of COVID-19 claims was significantly less both quarter to date and year to date as compared to the same periods in 2021.

Revenues
•The increase in net premiums for the third quarter was primarily due to organic growth as well as new sales. The increase in net premiums for the nine month period was primarily due to organic growth and new sales of $184 million, as well as $45 million in restructuring of a transaction that was previously recognized as a deposit contract in Latin America and $36 million related to the partial recapture of a large reinsurance transaction in the second quarter of 2021. The segment added new life business production, measured by face amount of reinsurance in force, of $37.3 billion and $33.9 billion during the third quarter of 2022 and 2021, respectively, and $109.5 billion and $98.1 billion during the first nine months of 2022 and 2021, respectively.
•The decrease in net investment income for the three month period ended September 30, 2022, was primarily due to lower variable investment income. The increase in net investment income for the nine month period was primarily the result of higher yields and asset bases in the current year partially offset by lower variable investment income.
Benefits and expenses
•The decreases in the loss ratio for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, were primarily due to favorable COVID-19 and non-COVID-19 experience, mainly within the Individual Mortality line of business. While the cause of death is not yet available for all claims, the Company estimates that approximately $295 million of claims for the nine months ended September 30, 2022, were attributable to COVID-19.

Financial Solutions

For the three months ended September 30,	2022			2021			2022 vs 2021
	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
(dollars in millions)
Revenues:
Net premiums	$13	$—	$13	$14	$—	$14	$(1)	$—	$(1)
Investment income, net of related expenses	270	—	270	290	1	291	(20)	(1)	(21)
Investment related gains (losses), net	(22)	—	(22)	12	—	12	(34)	—	(34)
Other revenues	29	25	54	31	26	57	(2)	(1)	(3)
Total revenues	290	25	315	347	27	374	(57)	(2)	(59)
Benefits and expenses:
Claims and other policy benefits	42	—	42	48	—	48	(6)	—	(6)
Interest credited	130	—	130	149	—	149	(19)	—	(19)
Policy acquisition costs and other insurance expenses	58	—	58	34	2	36	24	(2)	22
Other operating expenses	12	3	15	10	3	13	2	—	2
Total benefits and expenses	242	3	245	241	5	246	1	(2)	(1)
Income before income taxes	$48	$22	$70	$106	$22	$128	$(58)	$—	$(58)

For the nine months ended September 30,	2022			2021			2022 vs 2021
	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
(dollars in millions)
Revenues:
Net premiums	$42	$—	$42	$42	$—	$42	$—	$—	$—
Investment income, net of related expenses	783	2	785	823	2	825	(40)	—	(40)
Investment related gains (losses), net	(195)	—	(195)	36	—	36	(231)	—	(231)
Other revenues	87	126	213	142	80	222	(55)	46	(9)
Total revenues	717	128	845	1,043	82	1,125	(326)	46	(280)
Benefits and expenses:
Claims and other policy benefits	132	—	132	129	—	129	3	—	3
Interest credited	338	—	338	445	—	445	(107)	—	(107)
Policy acquisition costs and other insurance expenses	157	2	159	113	4	117	44	(2)	42
Other operating expenses	33	8	41	27	10	37	6	(2)	4
Total benefits and expenses	660	10	670	714	14	728	(54)	(4)	(58)
Income before income taxes	$57	$118	$175	$329	$68	$397	$(272)	$50	$(222)
Asset-Intensive Reinsurance
The decreases in income before income taxes for U.S. and Latin America Financial Solutions’ Asset-intensive segment for the three and nine months ended September 30, 2022, were primarily due to the decrease in fair value of the embedded derivatives related to modco/funds withheld treaties and higher investment related losses, net in coinsurance portfolios.
The invested asset base, at amortized cost, supporting this segment decreased to $24.2 billion as of September 30, 2022, from $24.6 billion as of September 30, 2021.
•The decrease in the asset base was primarily due to $1.1 billion of net run off in existing in force transactions, partially offset by $0.9 billion from new transactions.
•As of September 30, 2022 and 2021, $4.3 billion and $4.7 billion, respectively, of the invested assets were funds withheld at interest of which greater than 90% was associated with two clients.

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

(dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Total revenues	$290	$347	$717	$1,043
Less:
Embedded derivatives – modco/funds withheld treaties	(23)	26	(147)	85
Guaranteed minimum benefit riders and related free standing derivatives	8	(34)	(20)	(99)
Revenues before certain derivatives	305	355	884	1,057
Benefits and expenses:
Total benefits and expenses	242	241	660	714
Less:
Embedded derivatives – modco/funds withheld treaties	(10)	8	(61)	31
Guaranteed minimum benefit riders and related free standing derivatives	16	(2)	13	(35)
Equity-indexed annuities	(5)	(2)	(30)	(18)
Benefits and expenses before certain derivatives	241	237	738	736
Income before income taxes:
Income before income taxes	48	106	57	329
Less:
Embedded derivatives – modco/funds withheld treaties	(13)	18	(86)	54
Guaranteed minimum benefit riders and related free standing derivatives	(8)	(32)	(33)	(64)
Equity-indexed annuities	5	2	30	18
Income before income taxes and certain derivatives	$64	$118	$146	$321
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three and nine months ended September 30, 2022 and 2021.
The change in fair value of the embedded derivatives related to modco/funds withheld treaties, net of deferred acquisition costs increased (decreased) income before income taxes by $(13) million and $18 million for the third quarter and $(86) million and $54 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in revenue for the third quarter and nine months ended September 30, 2022, was primarily driven by the impact of higher interest rates of $(11) million and $(98) million and the impact of widening credit spreads of $(12) million and $(69) million, respectively, on the fair value calculation. The revenue for the third quarter ended September 30, 2021, was primarily due to the impact of lower interest rates of $26 million. The revenue for the nine months ended September 30, 2021, was primarily driven by tightening credit spreads of $74 million.

Guaranteed Minimum Benefit Riders – Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of the embedded derivatives on guaranteed minimum benefits are net of an increase (decrease) in investment related gains (losses), net of $27 million and $7 million for the third quarters of 2022 and 2021, respectively, and $15 million and $(56) million for the nine months ended September 30, 2022 and 2021, respectively, associated with the Company’s utilization of a credit valuation adjustment.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, (decreased) income before income taxes by $(8) million and $(32) million for the third quarter and $(33) million and $(64) million for the nine months ended September 30, 2022 and 2021, respectively.
•The increase in revenue for the three months ended September 30, 2022, was primarily driven by a $27 million increase in the credit valuation adjustment, which has the impact of decreasing the fair value of the guaranteed minimum benefit liability, partially offset by assumption updates of $(19) million, which included a change in the benchmark rate to the secured overnight financing rate. The increase in revenue was offset by the related increase in deferred acquisition expenses of $16 million.
•The decrease in revenue for the three months ended September 30, 2021, was primarily driven by a $(37) million impact from the annual update of best estimate actuarial assumptions for future mortality improvement.
•The decrease in income for the nine months ended September 30, 2022, was primarily due to higher interest rates of $(8) million, net of hedging and the $(19) million assumption update in the current quarter, partially offset by a $15 million increase in the credit valuation adjustment which has the impact of decreasing the value of the guaranteed minimum benefit liability.
•The decrease in revenue for the nine months ended September 30, 2021, was primarily driven by a $(56) million decrease in the credit valuation adjustment which has the impact of increasing the fair value of the guaranteed minimum benefit liability and a $(37) million impact from the annual update of best estimate actuarial assumptions for future mortality improvement.
Equity-Indexed Annuities – Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased income before income taxes by $5 million and $2 million for the third quarters of 2022 and 2021, respectively, and $30 million and $18 million for the nine months ended September 30, 2022 and 2021, respectively.  The increase in income for the third quarter and first nine months of 2022 was primarily due to an increase in interest rates which has the impact of lowering the fair value of the liability.
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
Discussion and analysis before certain derivatives:
•Income before income taxes and certain derivatives decreased by $54 million and $175 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The decrease for the three months ended September 30, 2022, was primarily due to a $(33) million decrease in investment related gains (losses), net in coinsurance and funds withheld portfolios. Additionally, the prior period included income from a retrocession transaction executed of $13 million. The decrease for the nine months ended September 30, 2022, was primarily due to $(121) million lower investment related gains (losses), net in coinsurance and funds withheld portfolios. Additionally, the prior period included a one-time fee of $34 million associated with a new transaction, $13 million of income from a retrocession transaction, and favorable prior year policyholder experience including impacts from COVID-19 of $13 million.

•Revenue before certain derivatives decreased by $50 million and by $173 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The decrease for the three months ended September 30, 2022, was primarily due to a $(25) million decrease in investment related gains (losses), net in coinsurance and funds withheld portfolios and a $(31) million changes in the fair value of equity options associated with the reinsurance of EIAs. The decrease for the nine months ended September 30, 2022, was primarily due to $(102) million change in fair value of equity options associated with the reinsurance of EIAs and $(84) million lower investment related gains (losses), net in coinsurance and funds withheld portfolios. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
•Benefits and expenses before certain derivatives increased by $4 million and $2 million for the three and nine months ended September 30, 2022, as compared to the same period in 2021. The increase in the third quarter of 2022 was primarily due to $8 million higher amortization of deferred acquisition costs associated with investment related gains (losses), net in coinsurance and funds withheld portfolios and a $15 million increase in other insurance expenses related to a funds withheld transaction which is retroceded to a third party. These expense increases were partially offset by $29 million lower interest credited associated with reinsurance of EIAs. The increase in the first nine months of 2022 was due to $37 million higher amortization of deferred acquisition costs associated with investment related gains (losses), net in coinsurance and funds withheld portfolios and a $52 million increase related to a funds withheld transaction which is retroceded to a third party. Additionally, the prior period included favorable policyholder experience including impacts from COVID-19 of $13 million. These increases were offset by $99 million lower interest credited associated with the reinsurance of EIAs. The effect on interest credited related to equity options is substantially offset by a corresponding increase in investment income.
Capital Solutions
Income before income taxes for the U.S. and Latin America Capital Solutions’ business increased $0 million, and $50 million, or 73.5%, for the three and nine months ended September 30, 2022, as compared to the same periods in 2021. The increase in the nine month period was primarily due to a recapture fee earned on a terminated transaction. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
•At September 30, 2022 and 2021, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $25.3 billion and $22.0 billion, respectively.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$317	$311	$6	$983	$938	$45
Investment income, net of related expenses	64	65	(1)	177	188	(11)
Investment related gains (losses), net	2	1	1	(3)	3	(6)
Other revenues	2	2	—	9	11	(2)
Total revenues	385	379	6	1,166	1,140	26
Benefits and expenses:
Claims and other policy benefits	291	278	13	919	860	59
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	47	47	—	140	139	1
Other operating expenses	11	10	1	32	31	1
Total benefits and expenses	349	335	14	1,091	1,030	61
Income before income taxes	$36	$44	$(8)	$75	$110	$(35)
•The decreases in income before income taxes for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, were primarily due to unfavorable claims experience in the individual mortality and group lines of business and lower investment income, partially offset by favorable longevity experience.

•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a decrease in income before incomes taxes of $1 million and $2 million for the three and nine months ended September 30, 2022, respectively. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$293	$289	$4	$911	$870	$41
Investment income, net of related expenses	63	65	(2)	176	188	(12)
Investment related gains (losses), net	2	1	1	(3)	3	(6)
Other revenues	—	(1)	1	3	2	1
Total revenues	358	354	4	1,087	1,063	24
Benefits and expenses:
Claims and other policy benefits	270	255	15	865	798	67
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	46	46	—	138	137	1
Other operating expenses	10	9	1	30	28	2
Total benefits and expenses	326	310	16	1,033	963	70
Income (loss) before income taxes	$32	$44	$(12)	$54	$100	$(46)
Key metrics:
Life reinsurance in force				$448.7 billion	$463.1 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	92.2%	88.2%		95.0%	91.7%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	15.7%	15.9%		15.1%	15.7%
Other operating expenses as a percentage of net premiums	3.4%	3.1%		3.3%	3.2%
The decreases in income before income taxes for the three and nine months ended September 30, 2022, were primarily due to unfavorable claims experience in the individual mortality and group lines of business and lower investment income.
Revenues
•The segment added new life business production, measured by face amount of reinsurance in force, of $10.8 billion and $11.5 billion for the third quarter of 2022 and 2021, respectively, and $36.3 billion, and $34.2 billion during the first nine months of 2022 and 2021, respectively.
•The decreases in net investment income for the three and nine months ended September 30, 2022, were primarily due to decreased variable investment income, partially offset by an increase in the invested asset base.
Benefits and expenses
•The increase in the loss ratio for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to more unfavorable claims experience in the individual mortality line of business and unfavorable claims experience in the group line of business in 2022. The increase in the loss ratio for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to more unfavorable claims experience in the individual mortality line of business in 2022. While the cause of death is not yet available for all claims, the Company estimates that approximately $26 million of claims for the nine months ended September 30, 2022, were attributable to COVID-19.

Financial Solutions

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$24	$22	$2	$72	$68	$4
Investment income, net of related expenses	1	—	1	1	—	1
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	2	3	(1)	6	9	(3)
Total revenues	27	25	2	79	77	2
Benefits and expenses:
Claims and other policy benefits	21	23	(2)	54	62	(8)
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	1	1	—	2	2	—
Other operating expenses	1	1	—	2	3	(1)
Total benefits and expenses	23	25	(2)	58	67	(9)
Income (loss) before income taxes	$4	$—	$4	$21	$10	$11
The increases in income before income taxes for the three and nine months ended September 30, 2022, were primarily a result of slightly favorable mortality experience on longevity business as compared to the same periods in 2021.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$548	$528	$20	$1,673	$1,562	$111
Investment income, net of related expenses	58	73	(15)	170	215	(45)
Investment related gains (losses), net	(9)	23	(32)	(15)	41	(56)
Other revenues	2	4	(2)	10	11	(1)
Total revenues	599	628	(29)	1,838	1,829	9
Benefits and expenses:
Claims and other policy benefits	498	559	(61)	1,487	1,559	(72)
Interest credited	(5)	(2)	(3)	(22)	(1)	(21)
Policy acquisition costs and other insurance expenses	33	37	(4)	98	96	2
Other operating expenses	41	40	1	129	118	11
Total benefits and expenses	567	634	(67)	1,692	1,772	(80)
Income before income taxes	$32	$(6)	$38	$146	$57	$89
•The increase in income before income taxes for the three months and nine months ended September 30, 2022, was primarily the result of increased net premiums and favorable claims experience, partially offset by decreases in net investment income and investment related gains (losses), net.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations resulted in decreases in income before income taxes of $5 million and $12 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$436	$432	$4	$1,314	$1,303	$11
Investment income, net of related expenses	21	22	(1)	65	66	(1)
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	—	—	—	1	1	—
Total revenues	457	454	3	1,380	1,370	10
Benefits and expenses:
Claims and other policy benefits	394	482	(88)	1,198	1,365	(167)
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	32	35	(3)	94	91	3
Other operating expenses	30	28	2	91	85	6
Total benefits and expenses	456	545	(89)	1,383	1,541	(158)
Income (loss) before income taxes	$1	$(91)	$92	$(3)	$(171)	$168
Key metrics:
Life reinsurance in force				$671.3 billion	$852.8 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	90.4%	111.6%		91.2%	104.8%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	7.3%	8.1%		7.2%	7.0%
Other operating expenses as a percentage of net premiums	6.9%	6.5%		6.9%	6.5%
The increase in income before income taxes for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, were primarily due to an improvement in individual life mortality experience and increased net premiums in the first nine months of 2022.
Revenues
•The increases in net premiums for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, were due to an in increase in business volume on new and existing treaties.
•The segment added new life business production, measured by face amount of reinsurance in force, of $38.2 billion and $32.0 billion during the third quarter of 2022 and 2021, respectively, and $133.8 billion and $147.4 billion during the nine months ended September 30, 2022 and 2021, respectively.
Benefits and expenses
•The decreases in the loss ratio for the third quarter and first nine months of 2022 were due to improved mortality experience. While the cause of death is not available for all claims, the Company estimates for the nine months ended September 30, 2022, that approximately $15 million of claims were primarily attributable to COVID-19.
Financial Solutions

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$112	$96	$16	$359	$259	$100
Investment income, net of related expenses	37	51	(14)	105	149	(44)
Investment related gains (losses), net	(9)	23	(32)	(15)	41	(56)
Other revenues	2	4	(2)	9	10	(1)
Total revenues	142	174	(32)	458	459	(1)
Benefits and expenses:
Claims and other policy benefits	104	77	27	289	194	95
Interest credited	(5)	(2)	(3)	(22)	(1)	(21)
Policy acquisition costs and other insurance expenses	1	2	(1)	4	5	(1)
Other operating expenses	11	12	(1)	38	33	5
Total benefits and expenses	111	89	22	309	231	78
Income (loss) before income taxes	$31	$85	$(54)	$149	$228	$(79)

The decreases in income before income taxes for the three and nine months ended September 30, 2022, compared to the same periods in 2021, were primarily due to decreases in investment income, net of related expenses, investment related gains (losses), net and unfavorable claims experience, partially offset by increases in net premiums.
Revenues
•The increases in net premiums for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, were primarily due to increased volumes of closed longevity block business.
•The decreases in net investment income for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, were primarily due to lower yield and lower income associated with unit-linked policies which fluctuate with market performance and are offset by a decrease in interest credited related to the unit-linked liabilities.
•The decreases in investment related gains (losses), net for the three and nine month periods were primarily due to fluctuations in the fair market value of CPI swap derivatives due to changes in future inflation expectations and lower investment related gains on fixed-income securities, respectively.
Benefits and expenses
•The increases in claims and other policy benefits for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, were the result of increased volumes of closed longevity block business.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$729	$691	$38	$2,122	$2,017	$105
Investment income, net of related expenses	115	70	45	281	196	85
Investment related gains (losses), net	(90)	(15)	(75)	(279)	11	(290)
Other revenues	122	12	110	190	42	148
Total revenues	876	758	118	2,314	2,266	48
Benefits and expenses:
Claims and other policy benefits	586	734	(148)	1,765	1,918	(153)
Interest credited	38	12	26	80	42	38
Policy acquisition costs and other insurance expenses	80	50	30	203	156	47
Other operating expenses	56	52	4	163	152	11
Total benefits and expenses	760	848	(88)	2,211	2,268	(57)
Income before income taxes	$116	$(90)	$206	$103	$(2)	$105
•The increases in income before income taxes for the three and nine months ended September 30, 2022, were primarily due to favorable claims experience, increases in net premiums and net investment income, partially offset by unfavorable fluctuations in the fair value of derivatives within the Financial Solutions business.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in an increase in income before income taxes of $14 million and $33 million for the three and nine months ended September 30, 2022, as compared to the same periods in 2021. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$660	$626	$34	$1,950	$1,851	$99
Investment income, net of related expenses	38	33	5	104	100	4
Investment related gains (losses), net	3	—	3	8	(1)	9
Other revenues	4	4	—	17	13	4
Total revenues	705	663	42	2,079	1,963	116
Benefits and expenses:
Claims and other policy benefits	498	682	(184)	1,577	1,778	(201)
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	37	31	6	126	115	11
Other operating expenses	52	46	6	149	137	12
Total benefits and expenses	587	759	(172)	1,852	2,030	(178)
Income (loss) before income taxes	$118	$(96)	$214	$227	$(67)	$294
Key metrics:
Life reinsurance in force				$479.4 billion	$526.0 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	75.5%	108.9%		80.9%	96.1%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	5.6%	5.0%		6.5%	6.2%
Other operating expenses as a percentage of net premiums	7.9%	7.3%		7.6%	7.4%
The increases in income before income taxes for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, were primarily the result of an increase in net premiums and favorable claims experience.
Revenues
•The increases in net premiums for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, were primarily due to continued business growth in the segment.
•The segment added new life business production, measured by face amount of reinsurance in force, of $14.4 billion and $7.1 billion during the third quarter of 2022 and 2021, respectively, and $36.7 billion and $25.6 billion during the nine months ended September 30, 2022 and 2021, respectively.
Benefits and expenses
•The decreases in the loss ratio for the three and nine months ended September 30, 2022, as compared to the same periods in 2021 were primarily due to favorable claims experience across the segment due to improved COVID-19 experience, primarily in India, and favorable claims experience, primarily in Hong Kong. While the cause of death is not yet available for all claims, the Company estimates for the nine months ended September 30, 2022, that approximately $19 million of claims were attributable to COVID-19 which includes medical hospitalization claims in Japan for at-home sickness benefits related to COVID-19.
Financial Solutions

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$69	$65	$4	$172	$166	$6
Investment income, net of related expenses	77	37	40	177	96	81
Investment related gains (losses), net	(93)	(15)	(78)	(287)	12	(299)
Other revenues	118	8	110	173	29	144
Total revenues	171	95	76	235	303	(68)
Benefits and expenses:
Claims and other policy benefits	88	52	36	188	140	48
Interest credited	38	12	26	80	42	38
Policy acquisition costs and other insurance expenses	43	19	24	77	41	36
Other operating expenses	4	6	(2)	14	15	(1)
Total benefits and expenses	173	89	84	359	238	121
Income (loss) before income taxes	$(2)	$6	$(8)	$(124)	$65	$(189)

The decreases in income before income taxes for the third quarter and first nine months of 2022 were primarily due to unfavorable fluctuations in the fair value of derivatives. The invested asset base supporting asset-intensive transactions increased to $11.6 billion as of September 30, 2022, from $8.1 billion as of September 30, 2021. The increase in the asset base compared to 2021 was primarily due to $3.4 billion from recently executed transactions and net organic growth of $0.1 billion from existing in force blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.0 billion and $1.4 billion for the periods ended September 30, 2022 and 2021, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
•The increase in claims and other policy benefits for the three and nine months ended September 30, 2022, as compared to 2021, was primarily attributable to medical hospitalization claims in Japan for at-home sickness benefits related to COVID-19 of $21 million and $26 million, respectively.
•The increases in investment income for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, were primarily due to the increase in the asset base.
•The decreases in investment related gains (losses), net for the third quarter and nine months ended September 30, 2022, were primarily due to the decrease in fair value of derivatives of $54 million and $249 million, respectively, due to the weakening of the Japanese yen, higher interest rates and widening credit spreads.
•The increases in other revenues for the third quarter and nine months ended September 30, 2022, were primarily attributable to surrender and market value adjustment charges on a single premium annuity block of business of $104 million and $126 million, respectively, due to higher lapses, which was partially offset by an increase in policy acquisition costs and other reinsurance expenses of $24 million and $31 million, and a decrease in investment related gains (losses), net of $(23) million and $(37) million, respectively.
Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s Funding Agreement Backed Notes (“FABN”) program, collateral finance and securitization transactions and service business expenses. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries, such as RGAX, and joint ventures that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. The Company invests in this area in an effort to both support its clients and accelerate the development of new solutions and services to increase consumer engagement within the life insurance industry and hence generate new future revenue streams.

(dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Revenues:
Net premiums	$—	$—	$—	$—	$—	$—
Investment income, net of related expenses	48	52	(4)	193	258	(65)
Investment related gains (losses), net	(23)	42	(65)	(64)	379	(443)
Other revenues	(1)	15	(16)	(11)	54	(65)
Total revenues	24	109	(85)	118	691	(573)
Benefits and expenses:
Claims and other policy benefits	—	—	—	—	—	—
Interest credited	8	1	7	20	3	17
Policy acquisition costs and other insurance income	(25)	(27)	2	(75)	(81)	6
Other operating expenses	84	75	9	223	231	(8)
Interest expense	46	41	5	130	129	1
Collateral finance and securitization expense	3	3	—	6	8	(2)
Total benefits and expenses	116	93	23	304	290	14
Income (loss) before income taxes	$(92)	$16	$(108)	$(186)	$401	$(587)
The decreases in income before income taxes for the three and nine month periods ended September 30, 2022, were primarily due to a decrease in total revenues and higher interest credited.

•Net investment income for the nine months ended September 30, 2021, includes a one-time adjustment of $92 million of pre-tax unrealized gains on certain limited partnerships, for which the Company uses the equity method of accounting, from AOCI to net investment income. The unrealized gains should have been recognized directly in net investment income in the same prior periods they were reported as earnings by the investees. Excluding this adjustment, the increase in net investment income for the three and nine month periods ended September 30, 2022, is attributable to higher investment income on Corporate invested assets due to a higher asset base. Higher investment income includes income earned on assets associated with the Company’s FABN program, which is partially offset by higher interest credited related to the program.
•Investment related gains (losses), net for the first nine months of 2021 includes an adjustment to investments in limited partnerships considered to be investment companies, which should have been recognized in prior periods, of $70 million to adjust the carrying value from cost less impairments to the fair value approach, using the net asset value (“NAV”) per share or its equivalent. The remaining decrease in investment related gains (losses), net for the third quarter and first nine months of 2022 as compared to the prior year is attributable to losses on sales of fixed maturity securities in the current period compared to gains in the prior period, lower unrealized gains on limited partnerships, changes in allowances and impairments on mortgage loans and available-for-sale securities and changes in the fair value of equity securities, partially offset by increases in the fair value of derivatives as a result of fluctuations in foreign exchange rates, interest rates and equity markets.
•The decrease in other revenues was primarily due to a decline in the cash surrender value on corporate-owned life insurance for the nine month period ended September 30, 2022, compared to an increase in value for the prior year, as well as gains on the sales of subsidiaries in the prior period of $11 million. Further, foreign currency losses reduced other revenues for the three and nine month periods ended September 30, 2022, as compared to the prior period.
•The increase in other operating expenses for the three month period ended September 30, 2022, was attributable to higher incentive compensation and information technology expenditures. The decrease in other operating expenses for the nine month period ended September 30, 2022, was attributable to a decrease in compensation expense.
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
Current Market Environment
The Company’s average investment yield, excluding spread related business, for the nine months ended September 30, 2022, was 4.78% or 30 basis points lower than the same period in 2021 due to decreased variable income from limited partnerships partially offset by increased variable income from real estate joint ventures. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity securities available-for-sale decreased from $5.3 billion at December 31, 2021, to $0.7 billion at September 30, 2022, due to increased interest rates. Similarly, gross unrealized losses increased from $0.3 billion at December 31, 2021, to $7.8 billion at September 30, 2022.
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest and dividend income	$135	$303	$287	$367
Interest expense	45	47	128	150
Capital contributions to subsidiaries	5	5	17	12
Issuance of unaffiliated debt	690	—	690	—
Dividends to shareholders	54	50	152	145
Purchase of treasury stock	25	46	50	48

	September 30, 2022	December 31, 2021
Cash and invested assets	$931	$621
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
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the nine months ended September 30, 2022, RGA repurchased 219,116 shares of common stock under this program for $25 million.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the nine months ended September 30, 2022, RGA repurchased 195,234 shares of common stock under this program for $25 million.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
Details underlying dividend and share repurchase program activity were as follows (dollars in millions, except share data):

	Nine months ended September 30,
	2022	2021
Dividends to shareholders	$152	$145
Purchase of treasury stock (1)	50	46
Total amount paid to shareholders	$202	$191

Number of treasury shares purchased (1)	414	406
Average price per share	$120.67	$113.40
[1]Excludes shares utilized to execute and settle certain stock incentive awards.

In October 2022, RGA’s board of directors declared a quarterly dividend of $0.80 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
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
As of September 30, 2022 and December 31, 2021, the Company had $4.2 billion and $3.7 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of September 30, 2022 and December 31, 2021, the average net interest rate on long-term debt outstanding was 4.89% and 4.42%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in August 2023. As of September 30, 2022, the Company had no cash borrowings outstanding and $7 million in issued, but undrawn, letters of credit under this facility.
On December 13, 2021, RGA Reinsurance issued 4.00% Surplus Notes due in 2051 with a face amount of $500 million. The net proceeds were approximately $494 million and will be used for general corporate purposes.
On September 15, 2022, RGA announced a cash tender offer for any and all of its outstanding 6.20% Fixed-to-Floating Rate Subordinated Debentures due 2042 (the “2042 Debentures”) at a price of $25.20 for each $25 principal amount of 2042 Debentures. The tender offer expired on September 22, 2022, and a total of $151 million or approximately 38%, of the aggregate principal amount of the 2042 Debentures were tendered. The Company intends to redeem the remaining debentures in accordance with the indenture governing the 2042 Debentures.
On September 23, 2022, RGA issued 7.125% fixed-rate reset subordinated debentures due October 15, 2052, with a face amount of $700 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $690 million and a portion was used in part to pay for the tender offer of the 2042 Debentures. The remaining proceeds will be used for future redemptions of the remaining 2042 Debentures in accordance with the indenture governing the 2042 Debentures, and general corporate purposes. Capitalized issue costs were approximately $10 million.
The remaining amount of the $850 million Series A Floating Rate Insured Notes issued by the Company’s subsidiary, Timberlake Financial, LLC, which was approximately $185 million, were redeemed on August 29, 2022, and are no longer outstanding as of September 30, 2022.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next twelve months.
Credit and Committed Facilities
At September 30, 2022, the Company maintained an $850 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating to $928 million. See Note 13 – “Debt” in the Notes to Consolidated Financial Statements in the 2021 Annual Report for further information about these facilities.

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At September 30, 2022, there were approximately $158 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2022, $1.5 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a revolving credit facility, under which the Company had availability of $843 million as of September 30, 2022. The Company also has $641 million of funds available through collateralized borrowings from the FHLB as of September 30, 2022. As of September 30, 2022, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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

	For the nine months ended September 30,
	2022	2021
	(Dollars in millions)
Sources:
Net cash provided by operating activities	$1,076	$3,821
Proceeds from long-term debt issuance	700	—
Change in cash collateral for derivative positions and other arrangements	99	29
Change in deposit asset on reinsurance	—	14
Net deposits from investment-type policies and contracts	4,156	—
Issuance of preferred interests by subsidiary	90	—
Total sources	6,121	3,864

Uses:
Net cash used in investing activities	4,794	3,492
Dividends to stockholders	152	145
Repayment of collateral finance and securitization notes	181	74
Debt issuance costs	10	—
Principal payments of long-term debt	153	402
Purchases of treasury stock	54	48
Change in deposit asset on reinsurance	32	—
Net withdrawals from investment-type policies and contracts	—	51
Distributions to noncontrolling interest	2	—
Effect of exchange rate changes on cash	179	33
Total uses	5,557	4,245
Net change in cash and cash equivalents	$564	$(381)

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
Contractual Obligations
There were no other material changes in the Company’s contractual obligations from those reported in the 2021 Annual Report, except for the following:
•The Company’s contractual obligations associated with long term debt, including principal and interest, increased from $7.1 billion at December 31, 2021 to $9.1 billion at September 30, 2022, primarily due to the issuance of 7.125% fixed-rate reset subordinated debentures due October 15, 2052, with a face amount of $700 million on September 23, 2022.

•The Company’s contractual obligations associated with interest sensitive contract liabilities increased from $43.4 billion at December 31, 2021 to $49.8 billion at September 30, 2022, primarily due to large asset intensive transactions completed during the nine months ended September 30, 2022. The majority of these commitments are expected to occur beyond five years.
•The remaining amount of the $850 million Series A Floating Rate Insured Notes issued by the Company’s subsidiary, Timberlake Financial, LLC, which was approximately $185 million, were redeemed on August 29, 2022, and are no longer outstanding as of September 30, 2022.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $3.7 billion and $3.0 billion at September 30, 2022 and December 31, 2021, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $66 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets.
The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.3 billion and $1.4 billion at September 30, 2022 and December 31, 2021, respectively, which is included in interest-sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

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
Portfolio Composition
The Company had total cash and invested assets of $71.6 billion and $81.5 billion as of September 30, 2022 and December 31, 2021, respectively, as illustrated below (dollars in millions):

	September 30, 2022	% of Total	December 31, 2021	% of Total
Fixed maturity securities available-for-sale	$50,495	70.6%	$60,749	74.6%
Equity securities	137	0.2	151	0.2
Mortgage loans	6,558	9.2	6,283	7.7
Policy loans	1,202	1.7	1,234	1.5
Funds withheld at interest	6,177	8.6	6,954	8.5
Short-term investments	225	0.3	87	0.1
Other invested assets	3,246	4.5	3,070	3.8
Cash and cash equivalents	3,512	4.9	2,948	3.6
Total cash and invested assets	$71,552	100.0%	$81,476	100.0%
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

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Increase/ (Decrease)	2022	2021	Increase/ (Decrease)
Average invested assets at amortized cost	$34,579	$33,361	$1,218	$34,494	$33,021	$1,473
Net investment income	$374	$405	$(31)	$1,228	$1,251	$(23)
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.40%	4.95%	(55) bps	4.78%	5.08%	(30) bps
VII (included in net investment income)	$38	$102	$(64)	$249	$342	$(93)
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.12%	3.85%	27 bps	3.96%	3.83%	13 bps

Investment yield decreased for the three months ended September 30, 2022, in comparison to the same period in the prior year, primarily due to decreased variable income from limited partnerships and real estate joint ventures, which are included in other invested assets on the condensed consolidated balance sheets. Investment yield decreased for the nine months ended September 30, 2022, in comparison to the same period in the prior year, primarily due to decreased variable income from limited partnerships partially offset by increased variable income from real estate joint ventures. Investment yield excluding variable investment income increased for the three and nine months ended September 30, 2022, in comparison to the same periods in the prior year, primarily due to the rising interest rate environment.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of September 30, 2022 and December 31, 2021.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). RMBS, ABS, and CMBS are collectively “structured securities.” As of September 30, 2022 and December 31, 2021, approximately 93.1% and 94.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The Company owns floating rate securities that represent approximately 7.6% and 5.3% of the total fixed maturity securities as of September 30, 2022 and December 31, 2021, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 64.6% and 62.8% of total fixed maturity securities as of September 30, 2022 and December 31, 2021. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of September 30, 2022 and December 31, 2021.
As of September 30, 2022 and December 31, 2021, the Company’s investments in Canadian government securities represented 7.1% and 8.1%, respectively, of the fair value of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
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

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of September 30, 2022 and December 31, 2021 was as follows (dollars in millions):

		September 30, 2022			December 31, 2021
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$33,881	$30,062	59.6%	$33,540	$36,725	60.5%
2	BBB	19,931	16,924	33.5	18,684	20,379	33.5
3	BB	3,044	2,843	5.6	2,620	2,668	4.4
4	B	625	583	1.2	876	863	1.4
5	CCC and lower	107	62	0.1	96	79	0.1
6	In or near default	42	21	—	57	35	0.1
	Total	$57,630	$50,495	100.0%	$55,873	$60,749	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022			December 31, 2021
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
RMBS:
Agency	$489	$442	7.0%	$551	$582	8.4%
Non-agency	565	511	8.1	469	468	6.8
Total RMBS	1,054	953	15.1	1,020	1,050	15.2
ABS:
Collateralized loan obligations (“CLOs”)	1,788	1,650	26.0	1,761	1,752	25.4
ABS, excluding CLOs	2,377	2,073	32.6	2,263	2,253	32.6
Total ABS	4,165	3,723	58.6	4,024	4,005	58.0
CMBS	1,843	1,670	26.3	1,790	1,849	26.8
Total	$7,062	$6,346	100.0%	$6,834	$6,904	100.0%
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

As of September 30, 2022 and December 31, 2021, the Company had $7,795 million and $349 million, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Most of the mortgage loans in the Company’s portfolio range in size up to $30 million, with the average mortgage loan investment as of September 30, 2022, totaling approximately $9 million.
As of September 30, 2022 and December 31, 2021, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	September 30, 2022		December 31, 2021
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,377	36.0%	$2,270	36.0%
South	2,257	34.1	2,135	33.7
Midwest	1,142	17.3	1,166	18.4
Northeast	479	7.2	419	6.6
Subtotal - U.S.	6,255	94.6	5,990	94.7
Canada	208	3.1	193	3.0
United Kingdom	150	2.3	144	2.3
Other	—	—	2	—
Total	$6,613	100.0%	$6,329	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2021 Annual Report and “Mortgage Loans” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.
Allowance for Credit Losses and Impairments
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2021 Annual Report for additional information. The table below summarizes investment related gains (losses), net related to allowances for credit losses and impairments for the three and nine months ended September 30, 2022 and 2021 (dollars in millions).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Change in allowance for credit losses on fixed maturity securities	$(3)	$1	$21	$(2)
Impairments on fixed maturity securities	12	—	15	—
Other impairment losses and changes in provision	1	2	1	—
Change in mortgage loan allowance for credit losses	5	(6)	8	(25)
Total	$15	$(3)	$45	$(27)
The decrease in allowance for credit losses and increase in impairments on fixed maturity securities for the three months ended September 30, 2022, corresponds to the reversal of previously recorded allowances due to intent to sell primarily related to high-yield securities. The increase in allowance for credit losses on fixed maturity securities for the nine months ended September 30, 2022, was primarily related to high yield securities. The increase in mortgage loan allowance for credit loss three and nine months ended September 30, 2022, reflects the impact of market conditions including occupancy rates.

See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost, by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of September 30, 2022 and December 31, 2021.
As of September 30, 2022 and December 31, 2021, the Company classified approximately 11.0% and 8.5%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase agreements.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of September 30, 2022 and December 31, 2021. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts, FHLB common stock and unit-linked investments. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of September 30, 2022 and December 31, 2021.
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
See Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of September 30, 2022 and December 31, 2021.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of September 30, 2022, the Company had credit exposure of $14 million.
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
The Company holds $786 million and $758 million of beneficial interest in lifetime mortgages in the UK, net of allowance for credit losses as of September 30, 2022 and December 31, 2021, respectively. Investment income includes $9 million and $15 million in interest income earned on lifetime mortgages for the three months ended September 30, 2022 and 2021, respectively, and $28 million and $41 million in interest income earned on lifetime mortgages for the nine months ended September 30, 2022 and 2021, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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
See Note 14 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements for additional information on new accounting pronouncements and their impact, if any, on the Company’s results of operations and financial position.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product.  As of September 30, 2022, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2021, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2021, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended September 30, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2022 – July 31, 2022	—	$—	—	$400,000,000
August 1, 2022 – August 31, 2022	204,103	$128.05	195,234	$375,000,364
September 1, 2022 – September 30, 2022	1,163	$129.55	—	$375,000,364
(1)RGA had 195,234 repurchases of common stock under its share repurchase program in August 2022. The Company net settled – issuing 22,426 and 2,450 shares from treasury and repurchased from recipients 8,869 and 1,163 shares in August and September 2022, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the nine months ended September 30, 2022, RGA repurchased 219,116 shares of common stock under this program for $25 million.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the nine months ended September 30, 2022, RGA repurchase 195,234 shares of common stock under this program for $25 million.
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

4.1
Seventh Supplemental Indenture, dated as of September 23, 2022, between the Company and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A Registration Statement Filed on September 23, 2022).

4.2
Form of 7.125% Fixed-Rate Reset Subordinated Debenture due 2052 (incorporated by reference from Exhibit A to the Seventh Supplemental Indenture filed as Exhibit A to the Seventh Supplemental Indenture filed as Exhibit 4.2 of the Company 4.2 of the Company’s Form 8-A Registration Statement filed on September 23, 2022).

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

Reinsurance Group of America, Incorporated
Date: November 4, 2022	By:	/s/ Anna Manning
Anna Manning
President & Chief Executive Officer
(Principal Executive Officer)
Date: November 4, 2022	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)