Form 10-K
period 2022-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2023-02-24
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company.  Yes ☐  No ☒
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2022, as reported on the New York Stock Exchange was approximately $7.9 billion.
As of January 31, 2023, 66,860,481 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 24, 2023, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2022.

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
Impacts of the COVID-19 Pandemic on RGA’s Business
The COVID-19 global pandemic and the response thereto continued to result in increases in mortality, morbidity and other insurance risks during 2022, and is expected to have a negative impact on the Company’s mortality business. The global financial markets have stabilized since the beginning of the pandemic; however, they continue to be in a state of uncertainty due to COVID-19, an increase in inflation, higher interest rates and ongoing supply chain issues. The extent to which the Company’s future results continue to be affected by COVID-19 will largely depend on, among other factors, country-specific circumstances, measures by public and private institutions, the impact of new variants of the virus, and vaccination levels globally. Given these many variables, the Company cannot reliably predict the future impact of the pandemic on its business, results of operations and financial condition. For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, refer to Item 1A "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Traditional Reinsurance
Traditional reinsurance includes individual and group life and health, disability, long-term care and critical illness reinsurance, as further described below:
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
Facultative and automatic reinsurance may be written as yearly renewable term, coinsurance, modified coinsurance or coinsurance with funds withheld, as further described below:
•Yearly renewable term treaty – The reinsurer assumes primarily the mortality or morbidity risk.
•Coinsurance arrangement – Depending upon the terms of the contract, the reinsurer may share in the risk of loss due to mortality or morbidity, lapses, and the investment risk, if any, inherent in the underlying policy.
•Modified coinsurance and coinsurance with funds withheld agreements – Differ from coinsurance arrangements in that the assets supporting the reserves are retained by the ceding company.
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
Financial Solutions
Financial solutions include asset-intensive reinsurance, longevity reinsurance, stable value products and capital solutions.
Asset-Intensive Reinsurance
    Asset-intensive reinsurance refers to transactions with a significant investment component, which qualify as reinsurance under U.S. generally accepted accounting principles (“GAAP”). Asset-intensive reinsurance allows the Company’s clients to manage their investment risk and available capital to pursue new growth opportunities.
An ongoing partnership with clients is important with asset-intensive reinsurance because of the active management involved in this type of reinsurance. This active management includes investment decisions, investment and claims management, and the determination of non-guaranteed elements. Some examples of asset-intensive reinsurance are fixed deferred annuities, indexed annuities, unit-linked variable annuities, universal life, corporate-owned life insurance and bank-owned life insurance, unit-linked variable life, immediate/payout annuities, whole life, disabled life reserves, and extended term insurance.
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
The Company has entered into reinsurance transactions on existing longevity business for clients in the U.S., Europe and Canada. These have been arrangements with traditional insurance companies, as well as customized arrangements for banks dealing with pension schemes. During the fourth quarter of 2022, the Company entered the U.S. pension risk transfer market, and has begun working with partners to provide pension plan sponsors solutions that will enable them to diversify and protect the benefits provided to the annuitants.
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
Capital Solutions
Capital solutions includes financial reinsurance and fee-based transactions which assist ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position. While low risk, these transactions do meet the risk transfer guidelines under National Association of Insurance Commissioners (“NAIC”) reporting rules, providing protection against significantly adverse changes in the business. Financial reinsurance and fee-based transactions do not qualify as reinsurance under GAAP due to the remote-risk nature of the transactions and are reported in accordance with deposit accounting guidelines or other applicable accounting guidelines.

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
Regulation
The following table provides the jurisdiction of the regulatory authority for RGA’s primary operating and captive subsidiaries:

Subsidiary	Regulatory Authority Jurisdiction
RGA Reinsurance Company (“RGA Reinsurance”)	Missouri
Parkway Reinsurance Company (“Parkway Re”)	Missouri
Rockwood Reinsurance Company (“Rockwood Re”)	Missouri
Castlewood Reinsurance Company (“Castlewood Re”)	Missouri
Chesterfield Reinsurance Company (“Chesterfield Re”)	Missouri
RGA Life and Annuity Insurance Company (“RGA Life and Annuity”)	Missouri
RGA Life Reinsurance Company of Canada (“RGA Canada”)	Canada
RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”)	Barbados
RGA Americas Reinsurance Company, Ltd. (“RGA Americas”)	Bermuda
Manor Reinsurance, Ltd. (“Manor Re”)	Barbados
RGA Atlantic Reinsurance Company Ltd. (“RGA Atlantic”)	Barbados
RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”)	Barbados
RGA Global Reinsurance Company, Ltd. (“RGA Global”)	Bermuda
RGA Reinsurance Company of Australia Limited (“RGA Australia”)	Australia
RGA International Reinsurance Company dac (“RGA International”)	Ireland
RGA Reinsurance Company of South Africa, Limited (“RGA South Africa”)	South Africa
Aurora National Life Assurance Company (“Aurora National”)	California
Omnilife Insurance Company, Limited	United Kingdom
Hodge Life Assurance Company Limited	United Kingdom
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
RGA Reinsurance, Chesterfield Re and RGA Life and Annuity are subject to the state of Missouri’s adoption of the National Association of Insurance Commissioners (“NAIC”) Model Audit Rule, which requires an insurer to have an annual audit by an independent certified public accountant, provide an annual management report of internal control over financial reporting, file the resulting reports with the Director of Insurance and maintain an audit committee under certain conditions. Aurora National is subject to similar regulation by the State of California.
The Insurance Holding Company System Regulatory Acts in the U.S. permit the Missouri regulator to request and consider similar information in its regulation of the solvency of and capital standards for RGA Reinsurance, Chesterfield Re and RGA Life and Annuity. In addition, the California regulator is permitted to request and consider in its regulation of the solvency of and capital standards for Aurora National, information about the operations of other subsidiaries of RGA and the extent to which contagion risk posed by those operations may also exist.
In addition, RGA is subject to a supervisory college, conducted by its group supervisor the Missouri Department of Commerce and Insurance (“MDCI”). The supervisory college is comprised of insurance regulators of the major jurisdictions in which RGA has established insurance branches and subsidiaries. Since the inception of the supervisory college in October 2012, the MDCI has conducted regular in-person supervisory college meetings in addition to numerous regulator-only conference calls. These meetings generate requests for information from RGA’s regulators as they monitor RGA’s solvency, governance and overall management. While the supervisory college has the ability to impose limitations on the activities of the insurance subsidiaries of RGA, particularly since RGA has been designated by its group supervisor as an Internationally Active Insurance Group (“IAIG”), no such limitations have been imposed to date. The existence of the supervisory college generally helps regulators understand RGA’s business to a greater degree and encourages a more global view by RGA of its own regulation.
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
Although some of the rates and policy terms of U.S. direct insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority, which is also true outside of the U.S. In the U.S., however, the NAIC Model Law on Credit for Reinsurance, which has been adopted in most states, including Missouri, imposes certain requirements for an insurer to take reserve credit for risk ceded to a reinsurer. Generally, the reinsurer is required to be licensed, accredited or certified in the insurer’s state of domicile or the reinsurer must be domiciled in a jurisdiction that is found by the U.S. regulators to observe the standards established in the U.S. – E.U. Covered Agreement. Otherwise, the reinsurer must post security for reserves transferred to the reinsurer in the form of letters of credit or assets placed in trust. The option for a U.S. domiciled insurer to obtain credit for the reserves it cedes to a reinsurer domiciled in a jurisdiction that observes the standards established in the U.S. – E.U. Covered Agreement is termed ceding reinsurance to a “reciprocal reinsurer.” Insurers ceding business to reciprocal reinsurers are permitted to take reserve credit without the reinsurer having to establish security. The NAIC Life and Health Reinsurance Agreements Model Regulation, which has been adopted in most states, including Missouri, imposes additional requirements for insurers to claim reserve credit for reinsurance ceded (excluding yearly renewable term reinsurance and non-

proportional reinsurance). These requirements include bona fide risk transfer, an insolvency clause, written agreements, and filing of reinsurance agreements involving in force business, among other things. Outside of the U.S., rules for reinsurance and requirements for minimum risk transfer are less specific and are less likely to be published as rules, but nevertheless standards can be imposed to varying extents.
U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX), implemented beginning in 2002 for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must maintain on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products. The reserve levels required under Regulation XXX are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, or have placed assets in trust for the benefit of the ceding company, or have used other structures as the primary forms of collateral. An exception to this requirement is expected to exist for reinsurance ceded to reciprocal reinsurers.
    RGA Reinsurance is the primary subsidiary of the Company subject to Regulation XXX. In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers and special purpose reinsurers, or captives. RGA Reinsurance’s statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for the collateral. The NAIC has requirements for life insurers using special purpose reinsurers. Current standards addressing the use of captive reinsurers allow captives organized prior to 2016 to continue in accordance with their currently approved plans. State insurance regulators that regulate domestic insurance companies have placed additional restrictions on the use of newly established captive reinsurers, which may increase costs and add complexity. While RGA Reinsurance’s reserve financing arrangements using special purpose reinsurers or “captive reinsurers” are permitted, the rules place limitations on RGA Reinsurance’s ability to utilize captive reinsurers to finance reserve growth related to future business. As a result, RGA Reinsurance may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, primarily involving the use of a certified reinsurer as discussed below.
Based on the growth of the Company’s business and the pattern of reserve levels under Regulation XXX associated with term life business and other statutory reserve requirements, the amount of ceded reserve credits is expected to grow, albeit, with the implementation of principles-based reserves in the U.S., reserve growth is proceeding at slower rates than in the immediate past. This growth will require the Company to retrocede business to affiliated or unaffiliated parties, to obtain additional letters of credit, put additional assets in trust, or utilize other funding mechanisms to support reserve credits. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced, while the regulatory capital requirements for these subsidiaries would not change. The reduction in regulatory capital could affect the Company’s ability to write new business and retain existing business.
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
In the U.S., a certified reinsurer designation provides an alternative way to manage regulatory reserves and collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the MDCI. This designation allows the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Beginning in 2017, the NAIC approved principles-based reserving for U.S. insurers; however, implementation required approval by the states. To achieve this, the NAIC amended the standard valuation law to adopt life principles-based reserving (PBR) that was effective January 1, 2017, allowing a three-year adoption period. The Company adopted PBR in 2020, and PBR reserves are determined based on the terms of the reinsurance agreement which may differ from those of the direct policies.
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
RGA Reinsurance, Chesterfield Re, Parkway Re, Rockwood Re, Castlewood Re and RGA Life and Annuity prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. Aurora National prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of California. Each of these states require domestic insurance companies to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures manual subject to any deviations permitted by each state’s insurance commissioner. The Company’s non-U.S. subsidiaries are subject to the regulations and reporting requirements of their respective countries of domicile.
Capital Requirements
Risk-Based Capital (“RBC”) guidelines promulgated by the NAIC are applicable to RGA Reinsurance, RGA Life and Annuity, Aurora National, and Chesterfield Re, and identify minimum capital requirements based upon business levels and asset mix. These subsidiaries maintain capital levels in excess of the amounts required by the applicable guidelines. Parkway Re, Rockwood Re and Castlewood Re’s capital requirements are determined solely by their licensing orders issued by the MDCI, and are not subject to the RBC guidelines. As to RGA Reinsurance, RGA Life and Annuity, Aurora National and Chesterfield Re, a decline in the RBC of one or more of the Company’s U.S. insurers can cause the appearance of less capitalization in its U.S. insurers, individually, or when considered as a group.
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
Insurance Holding Company Regulations
RGA Reinsurance, Chesterfield Re and RGA Life and Annuity are subject to regulation under the insurance and insurance holding company statutes of Missouri. Aurora National is subject to regulation under the insurance and insurance holding company statutes of California. These insurance holding company laws and regulations generally require insurance and reinsurance subsidiaries of insurance holding companies to register and file with the home state regulator certain reports describing, among other information, capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The insurance holding company statutes and regulations also require prior approval of, or in certain circumstances, prior notice to the home state regulator of, certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.
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
Restrictions on Dividends and Distributions
Current Missouri law, applicable to RGA Life and Annuity and its subsidiaries, RGA Reinsurance and Chesterfield Re, permits the payment of dividends or distributions by each company that together with dividends or distributions paid during the preceding twelve months by that company do not exceed the greater of (i) 10% of the insurer’s statutory capital and surplus as of the preceding December 31, or (ii) the insurer’s statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDCI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). The regulatory limitations and other restrictions described herein could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations. See Note 11 – “Financial Condition and Net Income on a Statutory Basis” in the Notes to Consolidated Financial Statements for additional information on the Company’s dividend restrictions.
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
Missouri insurance laws and regulations also require that the statutory surplus of Chesterfield Re, RGA Life and Annuity and RGA Reinsurance following any dividend or distribution be reasonable in relation to their outstanding liabilities and adequate to meet their financial needs. The Director of the MDCI may call for a rescission of the payment of a dividend or distribution by these entities that would cause their statutory surplus to be inadequate under the standards of the Missouri insurance regulations. California insurance laws and regulations impose the same restrictions on Aurora National as to the dividends or distributions that are made.
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
Default or Liquidation
In the event that RGA defaults on any of its debt or other obligations, or becomes the subject of bankruptcy, liquidation, or reorganization proceedings, the creditors and stockholders of RGA will have no right to proceed against the assets of any of the subsidiaries of RGA. If any of RGA’s reinsurance subsidiaries were to be liquidated or dissolved, the liquidation or dissolution would be conducted in accordance with the rules and regulations of the appropriate governing body in the state or country of the subsidiary’s domicile. The creditors of any such company would be entitled to payment in full from such assets before RGA, as a direct or indirect stockholder, would be entitled to receive any distributions or other payments from the remaining assets of the liquidated or dissolved subsidiary.
Federal Regulation
Since the 2010 enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the U.S. federal government has paid greater attention to the manner in which insurance and reinsurance is regulated, particularly when U.S. insurers and reinsurers are doing business outside of the U.S. Under the Dodd-Frank Act, the Federal Insurance Office within the U.S. Treasury Department has negotiated a “covered agreement” with the European Union, as well as a similar “covered agreement” with the United Kingdom (“UK”) (together, the “Covered Agreements”). The Covered Agreements, while promoting the recognition of U.S. state insurance regulators as group supervisors of U.S.-based global reinsurers such as RGA, also provides for an elimination of the collateral that has to be posted by reinsurers based in the European Union, and by NAIC’s anticipated extension of the rules, to those reinsurers based in additional jurisdictions that seek evaluation by the NAIC for treatment comparable to that given to members of the European Union under the U.S. – E.U. Covered Agreement. A similar covered agreement is in place between the U.S. and the UK providing comparable results to both countries. The extension of the Covered Agreement treatment to additional jurisdictions will provide for the elimination of the collateral that reinsurers domiciled in those jurisdictions must currently post in favor of U.S. ceding insurers. The Covered Agreements, coupled with new state credit for reinsurance laws, has the potential to lower the cost at which RGA Reinsurance’s competitors are able to provide reinsurance to U.S. insurers. Additionally, under the Dodd-Frank Act, one or more of RGA’s client ceding insurers domiciled in the U.S. may from time-to-time be designated systemically important by the Federal Reserve.
    Insurers that are designated systemically important can be subject to the imposition of an additional layer of regulation over already existing state regulation. While it is not currently expected that any RGA entity would be deemed to be systemically important and become subject to this additional scrutiny, the reinsurance programs RGA maintains with the insurers so designated as systemically important entities are subject to scrutiny by the Federal Reserve. While no U.S. insurers or reinsurers are currently designated as systemically important entities, and the international designation of “Globally Systemically Important Insurers” has been suspended by the Financial Stability Board, it remains possible that one or more of RGA’s clients will be given this designation in the future leading to additional scrutiny of those clients’ reinsurance programs by the Federal Reserve.
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
In addition to conducting an environmental assessment while underwriting mortgage loans, the Company routinely conducts environmental assessments prior to taking title to real estate through foreclosure on real estate collateralizing mortgages that it holds. Although unexpected environmental liabilities can always arise, the Company seeks to minimize this risk by undertaking these environmental assessments and complying with its internal procedures, and as a result, the Company believes that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on the Company’s results of operations.
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
International Regulation
RGA’s international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate branch offices. These regulations includes minimum capital, solvency and governance requirements. The authority of RGA’s international operations to conduct business is subject to licensing requirements, inspections and approvals and these authorizations are subject to modification and revocation. Periodic examinations of the insurance company books and records, financial reporting requirements, risk management processes and governance procedures are among the techniques used by regulators to supervise RGA’s non-U.S. insurance businesses. The regulators of RGA’s non-U.S. insurance companies, and the California Department of Insurance are also invited to be part of the supervisory college held by the MDCI, RGA’s group supervisor.
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
Much like the adoption of the Dodd-Frank Act in the U.S., regulators around the world continue to consider ways to avoid a recurrence of the causes of the 2008 – 2009 financial crisis. A group leading this effort is the Financial Stability Board (“FSB”). The FSB consists of representatives of national financial authorities of the G20 nations. The G20, the FSB and related governmental bodies have developed proposals to address issues such as group supervision, capital and solvency standards, systemic economic risk and corporate governance, including executive compensation and many other related issues associated with the financial crisis. At the direction of the FSB, the International Association of Insurance Supervisors (“IAIS”) has developed a model framework for the supervision of IAIGs that contemplates “group-wide supervision” across national boundaries. RGA has been designated as an IAIG, which may bring about requirements to conduct a group-wide risk and solvency assessment to monitor and manage its overall solvency. At this time RGA cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on it, if adopted for the evaluation of a U.S.- domiciled insurance group. There is also the potential for inconsistent or conflicting regulation of the RGA group of companies as lawmakers and regulators in multiple jurisdictions simultaneously pursue these initiatives.
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
    In addition, privacy and cybersecurity laws and regulations in many European and Asian countries restrict RGA’s ability to transfer data and impose other requirements on holders of data. In Europe, the General Data Protection Regulation (“GDPR”), which establishes uniform data privacy laws across the European Union (“EU”) is effective for all EU member states and is extraterritorial in that it applies to EU entities, as well as entities established in the EU that offer goods or services to data subjects in the EU or monitor consumer behavior that takes place in the EU. The GDPR anticipates the processing of data for reinsurance and other purposes and applies standards and rules that covered entities must establish and monitor with respect to such processing and use. Many of the restrictions enacted by jurisdictions outside of the EU either do not anticipate the processing of data for reinsurance purposes at all or place costly restrictions on the ability of a reinsurer to service its business by requiring processing to be done within the borders of the country in which the insured consumer resides. Further adoptions of laws patterned after the GDPR are expected around the world.
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

Insurer Financial Strength Ratings	A.M. Best (1)	Moody’s (2)	S&P (3)
RGA Reinsurance Company	A+	A1	AA-
RGA Life Reinsurance Company of Canada	A+		AA-
RGA International Reinsurance Company dac			AA-
RGA Global Reinsurance Company, Ltd.			AA-
RGA Reinsurance Company of Australia Limited			AA-
RGA Reinsurance Company (Barbados) Ltd.			AA-
RGA Americas Reinsurance Company, Ltd.	A+		AA-
RGA Atlantic Reinsurance Company Ltd.	A+		AA-
RGA Worldwide Reinsurance Company, Ltd.			AA-
Aurora National Life Assurance Company	A+
Omnilife Insurance Company Limited			A+
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
The ability to write reinsurance partially depends on a reinsurer’s financial condition and its issuer financial strength ratings. These ratings are based on a company’s ability to pay policyholder obligations and are not directed toward the protection of investors. A ratings downgrade could adversely affect the Company’s ability to compete. See Item 1A – “Risk Factors” for more on the potential effects of a ratings downgrade.
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
Customer Base
The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2022, the Company’s five largest clients generated approximately $2.6 billion or 18% of the Company’s gross premiums and other revenues. In addition, thirty-six other clients each generated annual gross premiums and other revenues of $100 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 50% of the Company’s gross premiums and other revenues. No individual client generated 10% or more of the Company’s total gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Human Capital Resources
The Company continuously strives to fulfill its purpose; to make financial protection accessible to all. The Company’s global team of approximately 3,800 employees consistently develop innovative solutions for its clients, deliver long-term returns for its investors, and create a meaningful impact in the communities where its employees live and work. Driving the Company’s success is a shared commitment to pursue work that matters, to serve an industry with a strong social mission, and to create sustainable long-term value for all its stakeholders.
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
From the beginning, the Company was built on trust. Trusted relationships – starting with its employees and extending to its clients, partners, and investors – remain the foundation of its success. In the Company’s most recent engagement survey, the Company demonstrated its employees’ trust in what it does. Trust throughout the global workforce at the Company rated in the 90th percentile among the hundreds of other companies participating in the survey, which was conducted by a globally recognized workforce consulting firm. The Company honors its commitments to its employees, who in turn enable the Company to fulfill its commitments to its clients, shareholders, and society.
The Company’s engagement score was equal when comparing genders globally. The overall engagement score for U.S. employees in under-represented groups was one percentage point better than the overall U.S. average. Results from the global engagement survey, together with the Company’s retention rates, highlight the commitment of the Company’s Board of Directors and executive leadership team to its employees and its employees’ commitment to the Company.

Talent Attraction, Retention and Development
As a global reinsurer, the Company’s continued growth and vitality is built on attracting, selecting, developing and retaining exceptional talent in order to execute its strategy and to continue producing innovative solutions for its clients. The Company’s focus on employee retention has resulted in a three-year average annual voluntary attrition rate of approximately 7% globally.
The Company’s hybrid approach to flexible work arrangements (“WorkWise”), prioritizes meeting business requirements while accommodating personal work styles in how, when, and where its employees work. Living the Company’s purpose and fulfilling its commitments to partners, employees and employee’s communities is its priority. WorkWise strengthens the Company’s ability to attract and retain individuals to the organization. The many ways that the Company’s teams connect, whether remote, hybrid, or in-person, reflect its culture and commitment to growth and innovation.
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
The Company has long been committed to ensuring equal pay for equal work. The annual pay equity study, conducted by a third-party consultant, considered the average pay of females to males in comparable roles. The study analyzed the pay practices of all U.S. and non-U.S. employees in countries with more than 50 employees, representing approximately 90% of the Company’s employees worldwide. Each year the results vary slightly due to changes in the employee population. Results increased this year with women paid on average 99.7% of what men are paid for comparable jobs. In addition, in the U.S., when using the same methodology of comparable roles, the average non-Caucasian to Caucasian pay ratio was 100.3%.
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
The Company strives to cultivate an inclusive environment in which diverse backgrounds, experiences, and perspectives are welcomed and employees feel comfortable and encouraged to discuss diversity, equity, and inclusion topics. The Company’s diversity, equity, and inclusion initiatives are focused in four areas: (i) enabling an inclusive workplace; (ii) attracting, retaining and engaging a diverse workforce; (iii) fostering diverse partnerships in the communities where the Company operates; and (iv) ensuring accountability and responsibility throughout the Company. 100% of the Company’s global employees have undertaken Everyday (Unconscious) Bias training and the Company has extended the Inclusive Leadership course to include all leaders. The Company has integrated diversity, equity, and inclusion training into its leadership development offerings and expanded education offerings to include Mitigating Bias in Interviewing, Psychological Safety, and new manager training. The Company’s education and accountability initiatives are the foundation of its efforts to promote diversity, equity, and inclusion.

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
The Company’s Environmental Social and Governance (ESG) Report offers additional information across the areas of: Business Ethics & Responsible Practices; Responsible Investment Approach; Sustainable Innovation for Social Impact; Culture of Care; and Environmental Stewardship. RGA’s ESG Report can be found in our Investor section of our website at www.rgare.com The contents of our ESG Report and related supplemental information are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document the Company files with the SEC.

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
During the fourth quarter of 2022, the Company entered the U.S. pension risk transfer market, and has begun working with partners to provide pension plan sponsors solutions that will enable them to diversify and protect the benefits provided to the annuitants.
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
Customer Base
The U.S. and Latin America operations market life reinsurance and financial solutions primarily to U.S. life insurance companies. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2022, the five largest clients generated approximately $1.7 billion or 24% of U.S. and Latin America operation’s gross premiums and other revenues. In addition, 51 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums from these clients represented approximately 68% of U.S. and Latin America operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Customer Base
Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2022, the five largest clients generated approximately $821 million or 59% of Canada operation’s gross premiums and other revenues. In addition, 11 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 36% of Canada operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Europe, Middle East and Africa Operations
The Europe, Middle East and Africa (“EMEA”) operations serve clients from subsidiaries, licensed branch offices and/or representative offices primarily located in the UK, Continental Europe, the Middle East, and South Africa. EMEA’s office in the Middle East is located in the United Arab Emirates (“UAE”).
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
Customer Base
In 2022, the five largest clients generated approximately $1.0 billion or 43% of EMEA operation’s gross premiums and other revenues. In addition, 23 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 41% of EMEA operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Customer Base
In 2022, the five largest clients generated approximately $1.4 billion or 45% of Asia Pacific operation’s gross premiums and other revenues. In addition, 24 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 40% of Asia Pacific operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions and service business expenses. Additionally, Corporate and Other includes results that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. The Company invests in this area in an effort to both support its clients and accelerate the development of new solutions and services to increase customer engagement within the life insurance industry and hence generate new future revenue streams.

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
Risks Related to Our Business
Our business, results of operations and financial condition have been, and will likely continue to be, adversely affected by the COVID-19 pandemic, future epidemics and pandemics and the response thereto.
    The COVID-19 pandemic increased mortality rates in certain jurisdictions and populations. Additionally, the COVID-19 pandemic and the response thereto caused significant disruption in the international and U.S. economies and financial markets and severely impacted, global economic conditions, which resulted in substantial volatility in the global financial markets, increased unemployment and operational challenges such as the temporary closures of businesses, sheltering-in-place directives and increased remote work protocols. Governments and central banks around the world reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs and cutting interest rates. These reactions increased government liabilities and balance sheets, which has been partially responsible for inflation in the United States and other jurisdictions. As a result, the U.S. Federal Reserve and other central banks have raised interest rates and may elect to further raise interest rates in the future. An increase in the number of future COVID-19 cases or a future epidemic or pandemic may again raise mortality rates in certain jurisdictions and populations and cause additional disruptions in international and U.S. economies and financial markets, which could severely impact our business, results of operations and financial condition.
Depending on the length of the pandemic, future increases in COVID-19 cases or the severity of prevalent virus strains, the availability, effectiveness and use of treatments and vaccines, and the extent and success of actions by governments and central banks, the adverse mortality rates and impact on the global economy may deepen, and our results of operations and financial condition in future quarters will continue to be adversely affected. The ultimate number of claims and financial impact resulting from the COVID-19 pandemic, the response thereto or any future epidemic or pandemic is inherently uncertain. Actual claims and financial impact from these events could vary materially from current estimates due to several factors, including the inherent uncertainties in making such determinations and the evolving nature of an epidemic or pandemic and the availability, effectiveness and use of treatments and vaccines. Additionally, the long-term health consequences for individuals who have recovered from COVID-19 and the related impact, if any, on mortality and morbidity are all unknown.
Moreover, the effects of COVID-19, the response thereto and a future epidemic or pandemic will heighten the other risks described below and in any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K.
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
    We expect mortality, longevity, morbidity and lapse experience to fluctuate somewhat from period to period, but believe they should remain reasonably predictable over a period of many years. For example, mortality, longevity, morbidity or lapse experience that is less favorable than the rates that we used in pricing a reinsurance agreement may cause our net income to be less than otherwise expected because the premiums we receive for the risks we assume may not be sufficient to cover the claims and profit margin. Furthermore, even if the total benefits paid over the life of the contract do not exceed the expected amount, unexpected increases in the incidence of deaths or illness can cause us to pay more benefits in a given reporting period than expected, adversely affecting our net income in any particular reporting period. We perform annual tests to establish that deferred policy acquisition costs remain recoverable at all times. These tests require us to make a significant number of assumptions. If our financial performance significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded, which may adversely affect our net income in a particular reporting period.

We utilize assumptions, estimates and models to evaluate our business, results of operations and financial condition, and develop scenarios to evaluate our potential exposure to mortality claims, potential investment portfolio losses and other risks associated with our assets and liabilities, both related to COVID-19 and otherwise. The scenarios and related analyses are subject to various assumptions, professional judgment, uncertainties and the inherent limitations of any statistical analysis, including the use and quality of historical internal and industry data. Consequently, actual losses may differ materially from what the scenarios may illustrate. This potential difference could be even greater for events with limited or unmodelled annual frequency, such as the COVID-19 pandemic and the response thereto.
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
    We operate in the U.S. and in many jurisdictions around the world. We are subject to the laws and insurance regulations of the U.S. Additionally, a substantial portion of our operations occur outside of the U.S. These international businesses are subject to the insurance, tax and other laws and regulations in the countries in which they are organized and in which they operate. These laws and regulations may apply heightened scrutiny to non-domestic companies, which can adversely affect our operations, liquidity, profitability and regulatory capital. Foreign governments and regulatory bodies from time to time consider legislation and regulations that could subject us to new or different requirements and such changes could negatively impact our operations in the relevant jurisdictions. See “Item 1. Business – B. Corporate Structure – Regulation” for a summary of certain U.S. state and federal laws and foreign laws and regulations applicable to our business. Our failure to comply with these and other laws and regulations could subject us to penalties from governmental or self-regulatory authorities, costs associated with remedying any such failure or related claims, harm to our business relationships and reputation, or interrupt our operations, any of which could negatively impact our financial position and results of operations.
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
    We believe that the rating agencies consider the financial strength and flexibility of a parent company and its consolidated operations when assigning a rating to a particular subsidiary of that company. A downgrade in the rating or outlook of RGA, among other factors, could adversely affect our ability to raise and then contribute capital to our subsidiaries for the purpose of facilitating their operations and growth. A downgrade could also increase our own cost of capital. For example, the facility fee and interest rate for our syndicated revolving credit facility and certain other credit facilities are based on our senior long-term debt ratings. A decrease in those ratings could result in an increase in costs under those credit facilities. Also, if there is a downgrade in the rating of RGA, or any of our rated subsidiaries, some of our reinsurance contracts would either permit our client ceding insurers to terminate such reinsurance contracts or require us to post additional collateral to secure our obligations under such reinsurance contracts. Accordingly, we believe a ratings downgrade of RGA, or any of our rated subsidiaries, could negatively impact our ability to conduct business.
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
    We reinsure variable annuity products that include guaranteed minimum living benefits (“GMLB”). GMLB include guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits and guaranteed minimum income benefits. The amount of reserves related to GMLB is based on their fair value and is affected by changes in equity markets, interest rates and volatility. Accordingly, strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits.
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
We cannot assure you that we will be able to manage the risks associated with our international operations effectively or that these risks will not have an adverse effect on our business, financial condition or results of operations.
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
    For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld on reinsurance assumed on our balance sheet. If a ceding company was to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. We help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. For additional information on funds withheld at interest, see “Investments – Funds Withheld at Interest” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
    The impact of an increase in global average temperatures could cause changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornadoes, floods and storm surges and may, over the longer term, impact disease incidence and severity, food and water supplies and the general health of impacted populations. These climate change trends are expected to continue in the future and may impact nearly all sectors of the economy to varying degrees. We cannot predict the long-term impacts of climate change for the Company and our clients, but such events may adversely impact our mortality and morbidity rates and also may impact asset prices, financial markets and general economic conditions.
We operate in a highly competitive and dynamic industry and competition, tax law changes, and other factors could adversely affect our business.
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
Weak conditions in global capital markets and the economy, as well as inflation, may materially adversely affect our business and results of operations.
Our results of operations, financial condition, cash flows and statutory capital position are materially affected by conditions in global capital markets and the economy. A general economic downturn or a downturn in the capital markets could adversely affect the market for many life insurance and annuity products. Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation affect the economic environment and thus the profitability of our business. An economic downturn may yield higher unemployment and lower family income, corporate earnings, business investment and consumer spending, and could result in decreased demand for life insurance and annuity products. As we obtain substantially all our revenues through reinsurance arrangements that cover a portfolio of life insurance products and annuities, our business would be harmed if the market for annuities or life insurance was adversely affected. Therefore, adverse changes in the economy such as a recession could adversely affect our business, financial condition and results of operations.
A recession in the U.S. or other countries, major central bank policy actions, slow economic growth, trade policy and geopolitical uncertainty could impact our business. These macroeconomic conditions have in the past and may in the future have an adverse effect on us given our exposure to credit and equity markets. In a recession or during prolonged negative market events, such as the 2008-2010 global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss and ratings downgrades due to market volatility.

An increase in inflation could affect our business in several ways. In our group life and disability businesses, premiums and claims cost may increase as compensation levels increase. However, during inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable. Inflation may also increase the Company’s compensation expenses and other costs, potentially putting pressure on profitability. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.
Our investments and derivative financial instruments are subject to risks of credit defaults, changes in foreign exchange rates, and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets could increase these risks, potentially resulting in other-than-temporary impairment of assets in our investment portfolio. We are also subject to the risk that cash flows generated from the collateral underlying the structured products we own may differ from our expectations in timing or amount. In addition, many of our classes of investments, but in particular our alternative investments, may produce investment income that fluctuates significantly from period to period. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material and adverse effect on our business, results of operations, financial condition, liquidity and cash flows. Difficult financial, economic and geopolitical conditions could cause our investment portfolio to incur material losses.
Changes in interest rates, reduced liquidity in the financial markets or a slowdown in U.S. or global economic conditions have and, in the future, may also adversely affect the values and cash flows of the assets in our investment portfolio. Our corporate fixed income portfolio has been, and in the future may be, adversely impacted by delayed principal or interest payments, ratings downgrades, increased bankruptcies and credit spreads widening in distressed industries and individual companies. Our investments in mortgage loans and mortgage-backed securities have been, and in the future could be, negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages. Market dislocations, decreases in observable market activity or unavailability of information may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including estimates and changes in long term macro-economic assumptions relating to estimated expected credit losses.
Additionally, increased economic uncertainty and increased unemployment resulting from a recession or negative economic conditions may result in policyholders seeking sources of liquidity and withdrawing from, or cancelling, their policies at rates greater than expected. If policyholder lapse and surrender rates significantly exceed expectations, it could have a material adverse effect on our business, results of operations and financial condition.
We could be subject to additional income tax liabilities.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Furthermore, we establish deferred tax assets to the extent our portfolio of fixed maturity securities is in an unrealized loss position. Realization of these losses could result in the inability to recover all of the tax benefits, resulting in a valuation allowance against the deferred tax asset. Realized losses may have a material adverse impact on our results.
The U.S. Treasury Department and the IRS continue to issue guidance under the U.S. Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) as well as the Inflation Reduction Act passed in August of 2022, that may result in interpretations different from ours. Foreign governments may enact tax laws in response to U.S. Tax Reform that could result in further changes to global taxation and materially affect our financial position and results of operations. In addition, a number of countries are actively pursuing changes to their tax laws applicable to multinational corporations.
Changes in accounting standards may adversely affect our reported results of operations and financial condition.
    The Company’s consolidated financial statements are prepared in conformity with GAAP. If we are required to adopt revised accounting standards in the future, it may adversely affect our reported results of operations and financial condition. In August 2018, the Financial Accounting Standards Board issued guidance that will significantly change the accounting for long-duration insurance contracts, and was effective for the Company on January 1, 2023. For a discussion of the impact of new long-duration insurance guidance and other new accounting pronouncements issued but not yet implemented, see “New Accounting Pronouncements” in Note 2 – “Significant Accounting Principles and Pronouncements” in the Notes to the Consolidated Financial Statements.

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
    Many jurisdictions in which we operate have enacted laws to safeguard the privacy and security of personal information. Additionally, various government agencies have established rules protecting the privacy and security of such information. These laws and rules vary greatly by jurisdiction. The NAIC has adopted an Insurance Data Security Model Law which is intended to establish the standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law. Some of our employees have access to personal information of policy holders. We rely on internal controls to protect the confidentiality of this information. It is possible that an employee could, intentionally or unintentionally, disclose or misappropriate confidential information or our data could be the subject of a cybersecurity attack. If we fail to maintain adequate internal controls or if our employees fail to comply with our policies, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from U.S. state regulators, regarding the use of “big data” techniques. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiries could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations.
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
    We are, and in the future may be, subject to litigation and regulatory investigations or actions from time to time. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry or in our stock price. For additional information, see Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12 Commitments, Contingencies and Guarantees.”
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

With respect to unrealized losses, we establish deferred tax assets for the tax benefit we may receive in the event that losses are realized. The realization of significant realized losses could result in an inability to recover the tax benefits and may result in the establishment of valuation allowances against our deferred tax assets. Realized losses or impairments may have a material adverse impact on our results of operations and financial condition.
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
    On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rates (“LIBOR”) after December 31, 2021. Subsequently, on March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided or no longer be representative, with some being discontinued after December 31, 2021 and the remaining being discontinued after June 30, 2023. The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallbacks, and in December 2022, the Federal Reserve Board adopted related implementing rules. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, interest rates on our LIBOR-based and other floating-rate assets and liabilities may be adversely affected. Further, any uncertainty regarding replacements for LIBOR as a benchmark interest rate could adversely affect the trading market for and value of LIBOR-based and other floating-rate securities, including certain of our assets and liabilities. We do not anticipate such changes to have a material impact on our cash flows, financial condition and result of operations.
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
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. On January 31, 2023, there were 21,353 stockholders of record of RGA’s common stock and 67 million shares outstanding.
Issuer Purchases of Equity Securities
    The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended December 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2022 – October 31, 2022	5,617	$140.43	—	$375,000,364
November 1, 2022 – November 30, 2022	189,660	$135.35	184,904	$350,001,793
December 1, 2022 – December 31, 2022	8,295	$142.20	—	$350,001,793
(1)RGA repurchased 0, 184,904, and 0 shares of common stock under its share repurchase program in October, November and December 2022, respectively. The Company net settled – issuing 14,738, 16,650 and 21,514 shares from treasury and repurchased from recipients 5,617, 4,756 and 8,295 shares in October, November and December 2022, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the year ended December 31, 2022, the Company repurchased 219,116 shares of common stock under this program for $25 million.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the year ended December 31, 2022, RGA repurchased 380,138 shares of common stock under this program for $50 million.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.

Comparison of 5-Year Cumulative Total Return
The graph below shows the performance of the Company’s common stock for the period beginning December 31, 2017, and ending December 31, 2022, assuming $100 was invested on December 31, 2017. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock and are not intended to forecast or be indicative of future performance of the common stock.

Comparison of 5-Year Cumulative Total Return

$200
$180
$160
$140
$120
$100
$80
$60
12/17
12/18
12/19
12/20
12/21
12/22
Reinsurance Group of America, Incorporated
S&P 500
S&P Life & Health Insurance

	Base Period	Cumulative Total Return
	12/17	12/18	12/19	12/20	12/21	12/22
Reinsurance Group of America, Incorporated	$100.00	$91.28	$107.98	$78.76	$76.21	$101.38
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
S&P Life & Health Insurance	100.00	79.23	97.60	88.35	120.76	133.25

Item 6.         (RESERVED)

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws including, among others, statements relating to projections of the future operations, strategies, earnings, revenues, income or loss, ratios, financial performance and growth potential of the Company. Forward-looking statements often contain words and phrases such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “pro forma,” “project,” “should,” “will,” “would,” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. Forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Forward-looking statements are not a guarantee of future performance and are subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.
Factors that could also cause results or events to differ, possibly materially, from those expressed or implied by forward-looking statements, include, among others: (1) adverse changes in mortality (whether related to COVID-19 or otherwise), morbidity, lapsation or claims experience, (2) inadequate risk analysis and underwriting, (3) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (4) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (5) the availability and cost of collateral necessary for regulatory reserves and capital, (6) requirements to post collateral or make payments due to declines in the market value of assets subject to the Company’s collateral arrangements, (7) action by regulators who have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (8) the effect of the Company parent’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, (9) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (10) the impairment of other financial institutions and its effect on the Company’s business, (11) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (12) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities that in turn could affect regulatory capital, (13) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (14) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (15) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (16) the stability of and actions by governments and economies in the markets in which the Company operates, including ongoing uncertainties regarding the amount of U.S. sovereign debt and the credit ratings thereof, (17) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (18) financial performance of the Company’s clients, (19) the threat of natural disasters, catastrophes, terrorist attacks, pandemics, epidemics or other major public health issues anywhere in the world where the Company or its clients do business, (20) competitive factors and competitors’ responses to the Company’s initiatives, (21) development and introduction of new products and distribution opportunities, (22) execution of the Company’s entry into new markets, (23) integration of acquired blocks of business and entities, (24) interruption or failure of the Company’s telecommunication, information technology or other operational systems, or the Company’s failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data and intellectual property stored on such systems, (25) adverse developments with respect to litigation, arbitration or regulatory investigations or actions (26) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (27) changes in laws, regulations, and accounting standards applicable to the Company or its business, including Long Duration Targeted Improvement accounting changes and (28) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update these forward-looking statements, even though the Company’s situation may change in the future, except as required under applicable securities law. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in this Annual Report on Form 10-K, as may be supplemented by Item 1A – “Risk Factors” in the Company’s subsequent Quarterly Reports on Form 10-Q and in our other periodic and current reports filed with the SEC.

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.4 trillion of life reinsurance in force and assets of $84.7 billion as of December 31, 2022. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
The Company’s underwriting expertise and industry knowledge allowed it to expand into international markets around the world including locations in Canada, the Asia Pacific region, Europe, the Middle East, Africa and Latin America. Based on the compilation of information from competitors’ annual reports, the Company believes it is the second-largest global life and health reinsurer in the world based on 2021 life and health reinsurance revenues. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of longevity risks, asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance. More recently, the Company has increased its investment and expenditures in client service and technology-oriented initiatives to both support its clients and generate new future revenue streams.
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
The Company’s long-term profitability largely depends on the volume and amount of death- and health-related claims incurred and the ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims are less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. For longevity business, the Company’s profitability depends on the lifespan of the underlying contract holders and the investment performance for certain contracts. Additionally, the Company generates profits on investment spreads associated with the reinsurance of investment type contracts and generates fees from financial reinsurance transactions, which are typically shorter duration than its traditional life reinsurance business. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.
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

    The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net

U.S. and Latin America:
Traditional	$7,011	$6,590	$6,716	$6,244	$6,423	$5,838
Financial Solutions	66	66	55	55	53	53
Total U.S. and Latin America	7,077	6,656	6,771	6,299	6,476	5,891

Canada:
Traditional	1,282	1,219	1,244	1,194	1,106	1,052
Financial Solutions	95	95	90	90	83	83
Total Canada	1,377	1,314	1,334	1,284	1,189	1,135

Europe, Middle East and Africa:
Traditional	1,768	1,736	1,770	1,738	1,579	1,555
Financial Solutions	623	486	552	350	430	252
Total Europe, Middle East and Africa	2,391	2,222	2,322	2,088	2,009	1,807

Asia Pacific:
Traditional	2,767	2,650	2,736	2,624	2,787	2,681
Financial Solutions	236	236	218	218	180	180
Total Asia Pacific	3,003	2,886	2,954	2,842	2,967	2,861

Corporate and Other	—	—	—	—	—	—
Total	$13,848	$13,078	$13,381	$12,513	$12,641	$11,694
    The following table sets forth selected information concerning assumed life reinsurance business in force and assumed new business volume by segment for the periods indicated. The terms “in force” and “new business” refer to insurance policy face amounts or net amounts at risk.
Reinsurance Business In Force and New Business by Segment
(in billions)

	As of December 31,
	2022		2021		2020
	In Force	New Business	In Force	New Business	In Force	New Business
U.S. and Latin America:
Traditional	$1,672.2	$145.9	$1,628.4	$130.5	$1,611.6	$114.9
Financial Solutions	5.2	—	5.3	—	5.3	—
Total U.S. and Latin America	1,677.4	145.9	1,633.7	130.5	1,616.9	114.9

Canada:
Traditional	463.6	48.2	472.6	48.8	445.2	40.8
Financial Solutions	—	—	—	—	—	—
Total Canada	463.6	48.2	472.6	48.8	445.2	40.8

Europe, Middle East and Africa:
Traditional	735.4	169.4	861.6	198.4	864.4	184.3
Financial Solutions	—	—	—	—	—	—
Total Europe, Middle East and Africa	735.4	169.4	861.6	198.4	864.4	184.3

Asia Pacific:
Traditional	518.6	45.3	497.4	34.2	553.7	49.6
Financial Solutions	5.7	0.1	1.7	0.2	0.5	—
Total Asia Pacific	524.3	45.4	499.1	34.4	554.2	49.6
Total	$3,400.7	$408.9	$3,467.0	$412.1	$3,480.7	$389.6

Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds, and recapture), changes in foreign currency exchange and any other changes in the amount of insurance in force. As a result of terminations, fluctuations in foreign exchange rates and other changes, assumed in force amounts at risk decreased by $475.2 billion, $425.8 billion and $389.1 billion in 2022, 2021 and 2020, respectively.
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
    The Company tests the recoverability for each year of business at issue before establishing additional DAC. The Company also performs annual tests to establish that DAC remain recoverable at all times, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2022, 2021 and 2020.

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
The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect best estimates of future experience. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. As of December 31, 2022, the Company had $528 million of DAC related to asset-intensive products, within the U.S. and Latin America and Asia Pacific Financial Solutions segments. The following table reflects the possible change, as a percentage of current DAC related to asset-intensive products, that would occur in a given year if assumptions are changed as illustrated:

Quantitative Change in Significant Assumptions	One-Time Increase in DAC	One-Time Decrease in DAC

Estimated interest spread increasing (decreasing) 25 basis points from the current spread	9.12%	(11.53)%

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	5.77%	(5.00)%
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
The following table summarizes the DAC balances for the Traditional and Financial Solutions segments as of December 31, 2022:

(dollars in millions)	Traditional	Financial Solutions	Other	Total

U.S. and Latin America	$2,000	$387	$—	$2,387
Canada	171	—	—	171
Europe, Middle East and Africa	231	—	—	231
Asia Pacific	1,039	141	—	1,180
Corporate	—	—	5	5
Total	$3,441	$528	$5	$3,974
As of December 31, 2022, the Company estimates that all of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
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
Mortgage loans are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances. For a discussion regarding the valuation allowance for mortgage loans see “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements.
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
    See Note 9 – “Income Tax” for further discussion.
Consolidated Results of Operations
Impacts of the COVID-19 Pandemic
Although global COVID-19 related deaths have declined, the Company continues to experience increased claim costs, primarily in the first quarter of 2022, as a result of the COVID-19 global pandemic. However, the Company cannot reliably predict the future impact COVID-19 will have on its business, results of operations and financial condition as the ultimate amount and timing of claims the Company will experience as a result of COVID-19 will depend on many variables and uncertainties. These variables and uncertainties will depend on, the severity of new variants of the virus, vaccination prevalence and effectiveness, country-specific circumstances, and COVID-19’s indirect impact on mortality and morbidity.
During 2022, general population COVID-19 deaths were heavily concentrated in individuals aged 70 and older and with pre-existing comorbidities; however, some populations experienced an increase in younger age deaths, particularly in areas where healthcare facilities were unable to provide adequate care. The Company’s insured population has lower exposure to older ages than the general population and covers a generally healthier population due to underwriting and socioeconomic factors of those purchasing insurance. In addition, the Company’s longevity business may act as a modest offset to excess life insurance claims at older ages.
The Company’s COVID-19 projection and financial impact models continue to be updated and refined based on the latest external data and the Company’s claim experience to date and are subject to the many variables and uncertainties noted above. During 2022, the U.S. continued to be the key driver of mortality claim costs followed by Asia and Canada. For the year ended December 31, 2022, the Company estimates it incurred approximately $451 million of COVID-19 related life and health claim costs, including amounts incurred but not reported, with approximately $336 million of that amount being associated with the U.S. and Latin America Traditional segment. During the second half of 2022, mortality claims related to COVID-19 continued to decline across all segments; however, the Company experienced an increase in medical hospitalization claims for at-home sickness benefits related to COVID-19 in Japan. Changes to the definition of qualifying at-home sickness benefits at the end of September 2022 is expected to reduce future at-home benefit expenses in future periods.

Results of Operations – 2022 compared to 2021
A discussion regarding our financial condition and results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021, is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021, compared to the year ended December 31, 2020, can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at www.rgare.com. Information provided on such websites does not constitute part of this Annual Report on Form 10-K.
The following table summarizes the changes in net income for the periods presented.

	For the years ended December 31,
	2022	2021	2022 vs 2021
Revenues	(Dollars in millions, except per share data)
Net premiums	$13,078	$12,513	$565
Net investment income	3,161	3,138	23
Investment related gains (losses), net	(506)	560	(1,066)
Other revenues	525	447	78
Total revenues	16,258	16,658	(400)
Benefits and expenses
Claims and other policy benefits	12,046	12,776	(730)
Interest credited	682	700	(18)
Policy acquisition costs and other insurance expenses	1,499	1,416	83
Other operating expenses	1,009	936	73
Interest expense	184	127	57
Collateral finance and securitization expense	7	12	(5)
Total benefits and expenses	15,427	15,967	(540)
Income before income taxes	831	691	140
Provision for income taxes	204	74	130
Net income	$627	$617	$10
Net income attributable to noncontrolling interest	4	—	4
Net income available to RGA, Inc. shareholders	$623	$617	$6
Earnings per share
Basic earnings per share	$9.31	$9.10
Diluted earnings per share	9.21	9.04
The increase in income in 2022 was primarily the result of the following:
•An increase in net premiums and decrease in mortality claims in the U.S. and Latin America, EMEA and Asia Pacific traditional segments. The decrease in mortality claims was a result of lower COVID-19 claims and favorable non-COVID-19 experience.
The increase in premiums and decrease in mortality claims was offset by the following:
◦Changes in the fair value of derivative instruments, excluding embedded derivatives, included in investment related gains (losses), net. For the year ended December 31, 2022, the fair value of these instruments decreased by $301 million, compared to an increase of $90 million in 2021.
◦$204 million, pre-tax, of net realized losses, included in investment related gains (losses), net associated with portfolio repositioning and higher interest rates compared to $234 million of net realized gains recognized in the prior year.
◦Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, decreased investment related gains by $173 million for the year ended December 31, 2022, compared to an increase of $107 million in 2021.
◦The prior year benefited from a one-time adjustment of $162 million, pretax, associated with prior periods that includes $92 million, pretax, to correct the accounting for equity method limited partnerships to reflect unrealized gains in net investment income that were previously included in accumulated other comprehensive income (loss), and a $70 million, pretax, correction reflected in other investment related gains (losses), net to adjust the carrying value of certain limited partnerships from cost less impairments to a fair value approach, using the net asset value (“NAV”) per share or its equivalent.

Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuation decreased income before taxes by $14 million due to the weakening foreign currencies compared to the U.S. Dollar, primarily, the Great British Pound and the Canadian Dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums is primarily due to organic growth on existing treaties and new business production, measured by the face amount of reinsurance in force, of $408.9 billion during 2022 compared to $412.1 billion during 2021. Consolidated assumed life reinsurance in force decreased to $3,400.7 billion as of December 31, 2022, from $3,467.0 billion as of December 31, 2021, due to lapses and mortality claims in the current year of $324.9 billion, primarily attributable to the COVID-19 pandemic, and changes in foreign exchange, which decreased assumed life reinsurance in force by $150.3 billion.
Net investment income and investment related gains and losses
    The increase in net investment income is primarily attributable to an increase in the average invested asset base and higher risk-free rates earned on new investments, partially offset by a decrease in variable investment income associated with joint venture and limited partnership investments:
•The average invested assets at amortized cost, excluding spread related business, totaled $34.4 billion and $33.0 billion in 2022 and 2021, respectively.
•The average yield earned on investments, excluding spread related business, was 4.69% and 4.99% in 2022 and 2021, respectively. Investment yield decreased for the year ended December 31, 2022, in comparison to the prior year, primarily due to decreased variable income from limited partnerships and real estate joint ventures.
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
The decrease in investment related gains (losses), net is attributable to the following:
•During 2022, the Company repositioned select portfolios generating net realized losses of $204 million compared to $234 million of net realized gains in 2021.
•Changes in the fair value of embedded derivatives associated with modco/funds withheld treaties, decreased investment related gains (losses) by $173 million in 2022, compared to an increase of $107 million in 2021.
•The Company incurred $(39) million and $17 million of impairments and change in allowance for credit (losses) gains during the years ended December 31, 2022 and 2021, respectively.
•Unrealized gains of $38 million were recognized during 2022 compared to $169 million, including the previously mentioned correction recorded in the first quarter of 2021 of $70 million, due to the change in fair value of certain cost method limited partnerships recognized during 2021.
•See the Investment section within Management Discussion and Analysis, Note 4 – “Investments” and Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on the changes in allowance for credit losses, impairment losses and derivatives.
The effective tax rate on a consolidated basis was 24.6% and 10.6% for 2022 and 2021, respectively. The effective tax rate for 2022 was greater than the U.S. Statutory rate of 21.0% primarily as a result of income earned in jurisdictions with tax rates higher than the U.S., Subpart F income and GILTI which were partially offset with foreign tax credits. Furthermore, the Company established a valuation allowance on certain deferred taxes related to unrealized losses on the Company’s fixed maturity portfolio which, if reported in income tax expense would have increased the effective tax rate by 3%. The Company considered the need for a valuation allowance on the remaining deferred tax asset associated with the fixed maturity securities. However, based on the ability to carryback and carryforward tax capital losses and the Company’s ability and intention to hold available for sale fixed maturity securities showing an unrealized loss until recovery, as described in Note 4 – “Investments” the Company determined it is more likely than not to realize the remaining deferred tax asset. See Note 4 “Investments” and Note 9 – “Income Tax” in the Notes to the Consolidated Financial Statements for additional information.
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

	Twelve months ended December 31,
	2022	2021	2022 vs 2021
Modco/Funds withheld:
Unrealized gains (losses)	$(173)	$107	$(280)
Deferred acquisition costs/retrocession	93	(36)	129
Net effect	(80)	71	(151)
EIAs:
Unrealized gains (losses)	53	45	8
Deferred acquisition costs/retrocession	(25)	(23)	(2)
Net effect	28	22	6
Guaranteed minimum benefit riders:
Unrealized gains (losses)	39	(7)	46
Related freestanding derivatives, net of deferred acquisition costs/retrocession	(72)	(47)	(25)
Net effect	(33)	(54)	21
Net effect after related freestanding derivatives	$(85)	$39	$(124)

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
The following table summarizes income before income taxes for the Company’s U.S. and Latin America operations for the periods presented:

For the year ended December 31,	2022	2021	2022 vs 2021
(dollars in millions)
Revenues:
Net premiums	$6,656	$6,299	$357
Net investment income	2,043	2,019	24
Investment related gains (losses), net	(261)	78	(339)
Other revenues	291	294	(3)
Total revenues	8,729	8,690	39
Benefits and expenses:
Claims and other policy benefits	6,446	6,886	(440)
Interest credited	555	635	(80)
Policy acquisition costs and other insurance expenses	1,019	988	31
Other operating expenses	242	206	36
Total benefits and expenses	8,262	8,715	(453)
Income (loss) before income taxes	$467	$(25)	$492
The increase in income before income taxes in 2022 was primarily driven by an increase in premiums and favorable claims experience in the individual mortality line of business, as well as an increase of $42 million due to termination and utilization assumption updates related to individual health disabled life reserves and higher investment income. The increase in income was partially offset by higher investment related losses and a decrease in the fair value of the embedded derivatives associated with modco/funds withheld treaties within Financial Solutions.

Traditional Reinsurance

For the year ended December 31,	2022	2021	2022 vs 2021
(dollars in millions)
Revenues:
Net premiums	$6,590	$6,244	$346
Net investment income	965	930	35
Investment related gains, net	48	6	42
Other revenues	26	18	8
Total revenues	7,629	7,198	431
Benefits and expenses:
Claims and other policy benefits	6,265	6,720	(455)
Interest credited	70	70	—
Policy acquisition costs and other insurance expenses	842	792	50
Other operating expenses	184	156	28
Total benefits and expenses	7,361	7,738	(377)
Income (loss) before income taxes	$268	$(540)	$808
Key metrics:
Life reinsurance in force	$1,672.2 billion	$1,628.4 billion
Claims and other policy benefits as a percentage of net premiums (“loss ratios”)	95.1%	107.6%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	12.8%	12.7%
Other operating expenses as a percentage of net premiums	2.8%	2.5%
The increase in income before income taxes in 2022 for the U.S. and Latin America Traditional segment was primarily due to favorable claims experience within the individual mortality line of business.
Revenues
•The increase in net premiums was primarily due to organic growth on existing treaties as well as new business treaties. The segment added new life business production, measured by face amount of reinsurance in force, of $145.9 billion and $130.5 billion during 2022 and 2021, respectively.
•The increase in net investment income was primarily the result of higher yields and asset bases in the current year partially offset by lower variable investment income.
•The increase in investment related gains (losses), net was the result of an increase in the fair value of the embedded derivatives associated with modco/funds withheld treaties.
Benefits and expenses
•The decrease in the loss ratio for 2022 was primarily due to a reduction in COVID-19 claims, mainly within the individual mortality line of business. While the cause of death is not yet available for all claims, the Company estimates that approximately $336 million of claims for the year ended December 31, 2022, were attributable to COVID-19.
•The increase in other operating expenses is primarily attributable to an increase in incentive compensation expenses.

Financial Solutions

For the year ended December 31,	2022			2021			2022 vs 2021
(dollars in millions)	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
Revenues:
Net premiums	$66	$—	$66	$55	$—	$55	$11	$—	$11
Net investment income	1,075	3	1,078	1,087	2	1,089	(12)	1	(11)
Investment related gains (losses), net	(309)	—	(309)	72	—	72	(381)	—	(381)
Other revenues	113	152	265	168	108	276	(55)	44	(11)
Total revenues	945	155	1,100	1,382	110	1,492	(437)	45	(392)
Benefits and expenses:
Claims and other policy benefits	181	—	181	166	—	166	15	—	15
Interest credited	485	—	485	565	—	565	(80)	—	(80)
Policy acquisition costs and other insurance expenses	174	3	177	192	4	196	(18)	(1)	(19)
Other operating expenses	46	12	58	37	13	50	9	(1)	8
Total benefits and expenses	886	15	901	960	17	977	(74)	(2)	(76)
Income before income taxes	$59	$140	$199	$422	$93	$515	$(363)	$47	$(316)
The decrease in income before income taxes in 2022 for the U.S. and Latin America Financial Solutions segment was primarily due to lower investment related gains (losses), net primarily due to a decrease in the fair value of embedded derivatives related to modco/funds withheld treaties and higher net investment related losses in coinsurance portfolios.
The invested asset base, at amortized cost, supporting this segment decreased to $23.8 billion as of December 31, 2022, from $24.1 billion as of December 31, 2021.
•The decrease in the asset base was primarily due to $1.1 billion of net run off in existing in force transactions, partially offset by $0.9 billion from new transactions.
•As of December 31, 2022 and 2021, $4.2 billion and $4.7 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% is associated with two clients.
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

For the year ended December 31,	2022	2021	2022 vs 2021
(dollars in millions)
Revenues:
Total revenues	$945	$1,382	$(437)
Less:
Embedded derivatives – modco/funds withheld treaties	(221)	101	(322)
Guaranteed minimum benefit riders and related free standing derivatives	(29)	(78)	49
Revenues before certain derivatives	1,195	1,359	(164)
Benefits and expenses:
Total benefits and expenses	886	960	(74)
Less:
Embedded derivatives – modco/funds withheld treaties	(93)	36	(129)
Guaranteed minimum benefit riders and related free standing derivatives	4	(24)	28
Equity-indexed annuities	(28)	(22)	(6)
Benefits and expenses before certain derivatives	1,003	970	33
Income (loss) before income taxes:
Income before income taxes	59	422	(363)
Less:
Embedded derivatives – modco/funds withheld treaties	(128)	65	(193)
Guaranteed minimum benefit riders and related free standing derivatives	(33)	(54)	21
Equity-indexed annuities	28	22	6
Income before income taxes and certain derivatives	$192	$389	$(197)
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the years ended December 31, 2022 and 2021.
    The change in fair value of the embedded derivatives related to modco/funds withheld treaties, net of deferred acquisition costs decreased income before income taxes by $128 million in 2022. The decrease in fair value in 2022 was primarily driven by higher risk-free interest rates and wider credit spreads.
Guaranteed Minimum Benefit Riders – Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of the embedded derivatives on guaranteed minimum benefits are net of an increase (decrease) in investment related gains (losses), net of $2 million and $(41) million for 2022 and 2021, respectively, associated with the Company’s utilization of a credit valuation adjustment.
    The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decrease income before income taxes by $33 million in 2022. The decrease in income for 2022 is primarily due to assumption updates of $19 million, which included a change in the benchmark rate to the secured overnight financing rate, and capital market movements, net of changes in fair value of the free standing derivatives of $14 million.
    Equity-Indexed Annuities – Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased income before income taxes by $28 million in 2022, primarily due to an increase in interest rates which has the impact of lowering the fair value of the liability.
Discussion and analysis before certain derivatives
•Income before income taxes and certain derivatives decreased by $197 million in 2022, which was primarily due to a decrease in investment related gains (losses), net of $148 million as a result of portfolio repositioning in coinsurance and funds withheld portfolios. Additionally, the prior period included favorable prior year policyholder experience.
•Revenue before certain derivatives decreased by $164 million in 2022, primarily due to lower investment related gains (losses), net in coinsurance and funds withheld portfolios and a change in the fair value of equity options associated with the reinsurance of EIAs, partially offset by a $36 million increase in net investment income related to a funds withheld transaction with is retroceded to a third party. The effects on investment income related to the equity options and the retroceded funds withheld transaction are substantially offset by a corresponding change in interest credited and other insurance expenses, respectively.
•Benefits and expenses before certain derivatives increased by $33 million in 2022, primarily due to $34 million higher amortization of deferred acquisition costs associated with investment related gains (losses), net in coinsurance and funds withheld portfolios and a $49 million increase in other insurance expenses related to a funds withheld transaction which is retroceded to a third party. Additionally, the prior period included favorable policyholder experience including impacts from COVID-19 of $13 million. These expense increases were offset by $92 million lower interest credited associated with reinsurance of EIAs. The effect on interest credited related to equity options is substantially offset by a corresponding increase in investment income.
Capital Solutions
Income before income taxes for the U.S. and Latin America Capital Solutions’ business increased $47 million in 2022. The increase was primarily due to a recapture fee earned on a terminated transaction. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
At December 31, 2022 and 2021, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures were $25.7 billion and $22.7 billion, respectively.
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

For the year ended December 31,	2022	2021	2022 vs 2021
(dollars in millions)
Revenues:
Net premiums	$1,314	$1,284	$30
Net investment income	239	248	(9)
Investment related gains (losses), net	2	3	(1)
Other revenues	15	14	1
Total revenues	1,570	1,549	21
Benefits and expenses:
Claims and other policy benefits	1,226	1,175	51
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	182	190	(8)
Other operating expenses	44	41	3
Total benefits and expenses	1,452	1,406	46
Income before income taxes	$118	$143	$(25)
•The decrease in income before income taxes in 2022 is primarily due to unfavorable claims experience in the individual mortality and group lines of business and lower investment income, partially offset by favorable longevity experience.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations in the Canadian dollar resulted in a $5 million decrease in income before income taxes in 2022. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

For the year ended December 31,	2022	2021	2022 vs 2021
(dollars in millions)
Revenues:
Net premiums	$1,219	$1,194	$25
Net investment income	238	248	(10)
Investment related gains (losses), net	2	3	(1)
Other revenues	6	3	3
Total revenues	1,465	1,448	17
Benefits and expenses:
Claims and other policy benefits	1,158	1,096	62
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	180	187	(7)
Other operating expenses	41	37	4
Total benefits and expenses	1,379	1,320	59
Income before income taxes	$86	$128	$(42)
Key metrics:
Life reinsurance in force	$463.6 billion	$472.6 billion
Loss ratios	95.0%	91.8%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	14.8%	15.7%
Other operating expenses as a percentage of net premiums	3.4%	3.1%
The decrease in income before income taxes in 2022 is primarily due to unfavorable claims experience in the individual mortality and group lines of business and lower investment income.
Revenues
•The increase in premiums is the result of additional life insurance in force. The segment added new life business production, measured by face amount of reinsurance in force, of $48.2 billion and $48.8 billion during 2022 and 2021, respectively.
•The decrease in net investment income was primarily due to decreased variable investment income, partially offset by an increase in the invested asset base.
Benefits and expenses
•The increase in the loss ratio for 2022 was primarily due to unfavorable claims experience in the individual mortality and group lines of business. While the cause of death is not yet available for all claims, the Company estimates that approximately $30 million of claims for the year ended December 31, 2022, were attributable to COVID-19.
Financial Solutions

For the year ended December 31,	2022	2021	2022 vs 2021
(dollars in millions)
Revenues:
Net premiums	$95	$90	$5
Net investment income	1	—	1
Investment related gains (losses), net	—	—	—
Other revenues	9	11	(2)
Total revenues	105	101	4
Benefits and expenses:
Claims and other policy benefits	68	79	(11)
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	2	3	(1)
Other operating expenses	3	4	(1)
Total benefits and expenses	73	86	(13)
Income before income taxes	$32	$15	$17
The increase in income before income taxes in 2022 was primarily a result of favorable termination experience as a result of increases in deaths on longevity business in 2022 as compared to 2021.

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

For the year ended December 31,	2022	2021	2022 vs 2021
(dollars in millions)
Revenues:
Net premiums	$2,222	$2,088	$134
Net investment income	237	293	(56)
Investment related gains (losses), net	(26)	49	(75)
Other revenues	20	13	7
Total revenues	2,453	2,443	10
Benefits and expenses:
Claims and other policy benefits	1,965	2,083	(118)
Interest credited	(24)	4	(28)
Policy acquisition costs and other insurance expenses	128	135	(7)
Other operating expenses	178	157	21
Total benefits and expenses	2,247	2,379	(132)
Income before income taxes	$206	$64	$142
•The increase in income before income taxes in 2022 was primarily the result of increased net premiums and favorable claims experience, partially offset by decreases in net investment income and investment related gains (losses), net.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $19 million decrease in income before income taxes in 2022, the majority of which impacted the Financial Solutions segment. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
•An earthquake with a 7.8 magnitude struck eastern Turkey in the early hours on February 6, 2023. The current death toll in Turkey is estimated to be in excess of 40,000, plus more than 100,000 were injured. Although the Company does not currently expect a material financial impact due to the earthquake it continues to monitor the situation.
Traditional Reinsurance

For the year ended December 31,	2022	2021	2022 vs 2021
(dollars in millions)
Revenues:
Net premiums	$1,736	$1,738	$(2)
Net investment income	89	88	1
Investment related gains (losses), net	—	—	—
Other revenues	5	1	4
Total revenues	1,830	1,827	3
Benefits and expenses:
Claims and other policy benefits	1,573	1,829	(256)
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	123	125	(2)
Other operating expenses	124	112	12
Total benefits and expenses	1,820	2,066	(246)
Income (loss) before income taxes	$10	$(239)	$249
Key metrics:
Life reinsurance in force	$735.4 billion	$861.6 billion
Loss ratios	90.6%	105.2%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	7.1%	7.2%
Other operating expenses as a percentage of net premiums	7.1%	6.4%
The increase in income before income taxes in 2022 is primarily due to an improvement in individual life mortality experience.

Revenues
•The segment added new life business production, measured by face amount of reinsurance in force, of $169.4 billion and $198.4 billion during 2022 and 2021, respectively. The reduction in premiums and reinsurance in force was negatively impacted by the strengthening of the U.S. Dollar compared to the British Pound, Euro and South African Rand.
Benefits and expenses
•The decrease in the loss ratio was due to improved mortality experience due to a decrease in COVID-19 claims, primarily in South Africa and the UK. While the cause of death is not available for all claims, the Company estimates that approximately $17 million of claims were attributable to COVID-19.
•The increase in other operating expenses was primarily due to an increase in incentive compensation expenses.
Financial Solutions

For the year ended December 31,	2022	2021	2022 vs 2021
(dollars in millions)
Revenues:
Net premiums	$486	$350	$136
Net investment income	148	205	(57)
Investment related gains (losses), net	(26)	49	(75)
Other revenues	15	12	3
Total revenues	623	616	7
Benefits and expenses:
Claims and other policy benefits	392	254	138
Interest credited	(24)	4	(28)
Policy acquisition costs and other insurance expenses	5	10	(5)
Other operating expenses	54	45	9
Total benefits and expenses	427	313	114
Income before income taxes	$196	$303	$(107)
The decrease in income before income taxes in 2022 is primarily due to decreases in net investment income, investment related gains (losses), net and increased volume of claims, partially offset by increases in net premiums.
Revenues
•The increase in net premiums was primarily due to increased volumes on closed longevity block business.
•The decreases in net investment income was primarily due to lower income associated with unit-linked policies which fluctuate with market performance and are offset by a decrease in interest credited related to the unit-linked liabilities.
•The decrease in investment related gains (losses), net was primarily due to fluctuations in the fair market value of CPI swap derivatives due to changes in future inflation expectations and lower investment related gains on fixed-income securities.
Benefits and expenses
•The increase in claims and other policy benefits was the result of increased volumes and adverse experience of closed longevity block business.
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

For the year ended December 31,	2022	2021	2022 vs 2021
(dollars in millions)
Revenues:
Net premiums	$2,886	$2,842	$44
Net investment income	414	274	140
Investment related gains (losses), net	(193)	18	(211)
Other revenues	192	61	131
Total revenues	3,299	3,195	104
Benefits and expenses:
Claims and other policy benefits	2,409	2,632	(223)
Interest credited	119	57	62
Policy acquisition costs and other insurance expenses	269	215	54
Other operating expenses	226	203	23
Total benefits and expenses	3,023	3,107	(84)
Income before income taxes	$276	$88	$188
•The increase in income before income taxes was primarily due to favorable claims experience, increases in net premiums and net investment income, partially offset by unfavorable fluctuations in the fair value of derivatives within the Financial Solutions business.
•Foreign currency fluctuations can result in variances in the financial statement line items, foreign currency fluctuations resulted in a $12 million increase in income before income taxes in 2022. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

For the year ended December 31,	2022	2021	2022 vs 2021
(dollars in millions)
Revenues:
Net premiums	$2,650	$2,624	$26
Net investment income	142	136	6
Investment related gains (losses), net	12	(1)	13
Other revenues	19	19	—
Total revenues	2,823	2,778	45
Benefits and expenses:
Claims and other policy benefits	2,152	2,445	(293)
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	171	159	12
Other operating expenses	206	184	22
Total benefits and expenses	2,529	2,788	(259)
Income before income taxes	$294	$(10)	$304
Key metrics:
Life reinsurance in force	$518.6 billion	$497.4 billion
Loss ratios	81.2%	93.2%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	6.5%	6.1%
Other operating expenses as a percentage of net premiums	7.8%	7.0%
The increase in income before income taxes in 2022 is primarily the result of favorable claims experience and an increase in net premiums.

Revenues
•The increase in net premiums was primarily due to continued business growth in the segment.
•The segment added new life business production, measured by face amount of reinsurance in force, of $45.3 billion and $34.2 billion during 2022 and 2021, respectively, due to new business production and in force transactions.
Benefits and expenses
•The decrease in the loss ratio for 2022 was primarily due to favorable claims experience across the segment due to improved COVID-19 experience, primarily in India, and favorable claims experience, primarily in Hong Kong. While the cause of death is not yet available for all claims, the Company estimates that approximately $37 million of claims for the year ended December 31, 2022, were attributable to COVID-19 which includes medical hospitalization claims in Japan for at-home sickness benefits related to COVID-19.
•The increase in other operating expenses was primarily due to an increase in incentive compensation expenses.
Financial Solutions

For the year ended December 31,	2022	2021	2022 vs 2021
(dollars in millions)
Revenues:
Net premiums	$236	$218	$18
Net investment income	272	138	134
Investment related gains (losses), net	(205)	19	(224)
Other revenues	173	42	131
Total revenues	476	417	59
Benefits and expenses:
Claims and other policy benefits	257	187	70
Interest credited	119	57	62
Policy acquisition costs and other insurance expenses	98	56	42
Other operating expenses	20	19	1
Total benefits and expenses	494	319	175
Income before income taxes	$(18)	$98	$(116)
The decrease in income before income taxes in 2022 is primarily due to unfavorable fluctuations in the fair value of derivatives. The invested asset base, at amortized cost, supporting asset-intensive transactions increased to $12.2 billion as of December 31, 2022, from $8.6 billion as of December 31, 2021, primarily as a result of asset-intensive transactions executed during the year. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.1 billion and $1.6 billion for the year ended December 31, 2022 and 2021, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Revenues
•The increase in net premiums is primarily due to new asset-intensive transactions executed during the year.
•The increase in net investment income is due to the growth in the invested asset base.
•The decrease in investment related gains (losses), net was primarily due to the decrease in fair value of derivatives of $144 million due to the weakening of the Japanese yen, higher interest rates, widening credit spreads and losses due to investment activity of $86 million.
•The increase in other revenues was primarily attributable to surrender and market value adjustment charges on a single premium annuity block of business of $134 million due to higher lapses, which was partially offset by an increase in policy acquisition costs of $36 million.
Benefits and expenses
•The increase in claims and other policy benefits was primarily attributable to medical hospitalization claims in Japan for at-home sickness benefits related to COVID-19 of $31 million.
•The increase in policy acquisition costs and other reinsurance expenses is the result of an increase in policy acquisition costs of $36 million as result of the aforementioned increase in lapses on a single premium annuity block of business.

Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s Funding Agreement Backed Notes (“FABN”) program, collateral finance and securitization transactions and service business expenses. Additionally, Corporate and Other includes results that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. The Company invests in this area in an effort to both support its clients and accelerate the development of new solutions and services to increase consumer engagement within the life insurance industry and hence generate new future revenue streams.

For the year ended December 31,	2022	2021	2022 vs 2021
(dollars in millions)
Revenues:
Net premiums	$—	$—	$—
Net investment income	228	304	(76)
Investment related gains (losses), net	(28)	412	(440)
Other revenues	7	65	(58)
Total revenues	207	781	(574)
Benefits and expenses:
Claims and other policy benefits	—	—	—
Interest credited	32	4	28
Policy acquisition costs and other insurance income	(99)	(112)	13
Other operating expenses	319	329	(10)
Interest expense	184	127	57
Collateral finance and securitization expense	7	12	(5)
Total benefits and expenses	443	360	83
Income/(loss) before income taxes	$(236)	$421	$(657)
The decrease in income before income taxes in 2022 is primarily due to a decrease in total revenues and higher interest expense and interest credited.
•Net investment income for the year ended December 31, 2021, includes a one-time adjustment of $92 million of pre-tax unrealized gains on certain limited partnerships, for which the Company uses the equity method of accounting, from AOCI to net investment income. The unrealized gains should have been recognized directly in net investment income in the same prior periods they were reported as earnings by the investees. Excluding this adjustment, the increase in net investment income is attributable to higher investment income on Corporate invested assets due to a higher asset base. Higher investment income includes income earned on assets associated with the Company’s FABN program, which is partially offset by higher interest credited related to the program.
•Investment related gains (losses), net for the year ended December 31, 2021, includes an adjustment to investments in limited partnerships considered to be investment companies, which should have been recognized in prior periods, of $70 million to adjust the carrying value from cost less impairments to the fair value approach, using the net asset value (“NAV”) per share or its equivalent. The remaining decrease in investment related gains (losses), net is attributable to losses on sales of fixed maturity securities in the current period compared to gains in the prior period, lower unrealized gains on limited partnerships, changes in allowances and impairments on mortgage loans and available-for-sale securities and changes in the fair value of equity securities and derivatives as a result of fluctuations in foreign exchange rates, interest rates and equity markets.
•The decrease in other revenues was primarily due to a decline in the cash surrender value on corporate-owned life insurance compared to an increase in value for the prior year, as well as gains on the sales of subsidiaries in the prior period of $11 million. Additionally, foreign currency losses reduced other revenues.
•The decrease in other operating expenses was attributable to a decrease in retirement benefit related costs partially offset by increased incentive compensation expense.
•The increase in interest expense is due to the issuance of the 7.125% fixed-rate reset subordinated debentures due October 15, 2052, with a face amount of $700 million in the third quarter of 2022, partially offset by the redemption of the 2042 Debentures. In addition, 2021 interest expense included the reversal of approximately $32 million of accrued interest associated with the recognition of uncertain tax positions due to the expiration of the statute of limitations.

Liquidity and Capital Resources
Overview
    The Company believes that cash flows from the source of funds available to it will provide sufficient cash flows for the next twelve months to satisfy the current liquidity requirements of the Company under various scenarios that include the potential risk of early recapture of reinsurance treaties, market events and higher than expected claims associated with COVID-19 or otherwise. The Company performs periodic liquidity stress testing to ensure its asset portfolio includes sufficient high quality liquid assets that could be utilized to bolster its liquidity position under stress scenarios. These assets could be utilized as collateral for secured borrowing transactions with various third parties or by selling the securities in the open market if needed. The Company’s liquidity requirements have been and will continue to be funded through net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity needs, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These alternatives include the sale of invested assets subject to market conditions, borrowings under committed credit facilities, secured borrowings, and if necessary issuing long-term debt, preferred securities or common equity.
Current Market Environment
    The Company’s average investment yield, excluding spread related business, for 2022 was 4.69%, 30 basis points below the comparable 2021 rate due to decreased variable income from limited partnership investments. The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. The Company’s average investment yield, excluding variable investment income, was 4.00%, 3.81%, and 3.93% for 2022, 2021 and 2020, respectively.
Due to increases in risk free interest rates, gross unrealized gains on fixed maturity securities available-for-sale decreased from $5.3 billion at December 31, 2021, to $0.6 billion at December 31, 2022. Gross unrealized losses increased from $0.3 billion at December 31, 2021 to $7.3 billion at December 31, 2022. The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
The Company projects its reserves to be sufficient and it would not expect to write down deferred acquisition costs or be required to take any actions to augment capital, even if interest rates remain at current levels for the next five years, assuming all other factors remain constant. To mitigate disintermediation risk, the Company purchased swaptions to protect it against a material increase in interest rates. While the Company has felt the pressures of sustained low interest rates, followed by the recent significant increase in risk-free rates, and volatile equity markets, its business and results of operations are not overly sensitive to these risks. Mortality and morbidity risks continue to be the most significant risk for the Company. Although management believes the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. The primary sources of RGA’s liquidity include proceeds from its capital-raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance, RGA Life and Annuity and Rockwood Re and dividends from operating subsidiaries. As the Company continues its growth efforts, RGA will continue to be dependent upon these sources of liquidity. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” for more information regarding RGA’s financial information.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2022, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 12 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.

RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There were borrowings of $304 million and $192 million outstanding under the intercompany revolving credit facility as of December 31, 2022 and 2021, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiaries, RGA Americas and RGA International Division Sydney Office Pty Limited, provided loans to RGA Australian Holdings Pty Limited with a total outstanding balance of $41 million and $44 million as of December 31, 2022 and 2021, respectively.
During 2020, RGA established an intercompany derivative cash collateral pool where RGA and certain subsidiaries pool derivative cash collateral into a single concentration account. This derivative cash collateral pool allows RGA and its affiliates to lend or borrow cash from the concentration account in order to more efficiently meet its collateral obligations under their respective derivative transactions. Cash surplus in RGA or its affiliates accounts is transferred to the concentration account and any deficit is funded by the concentration account, thereby creating a loan balance. RGA and its subsidiaries participating in the pool are paid or charged an arm’s length interest rate based on the net loan balance with the concentration account.
Undistributed earnings of the Company’s foreign subsidiaries are generally targeted for reinvestment outside of the U.S. As of December 31, 2022, the amount of cash and cash equivalents and short-term investments held by the Company’s subsidiaries that are taxed in a foreign jurisdiction was $919 million. The Global Intangible Low-Taxed Income (“GILTI”) and Subpart F provisions of U.S. Tax Reform generally eliminate U.S. federal income tax deferral on earnings of foreign subsidiaries, while the dividend received deduction generally allows for tax-free repatriation of any untaxed earnings. Therefore, the Company does not expect to incur any material incremental U.S. federal income tax on repatriation of these earnings. Incremental foreign withholding taxes are not expected to be material.
RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, it has in recent years repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors. On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the year ended December 31, 2022, the Company repurchased 219,116 shares of common stock under this program for $25 million.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the year ended December 31, 2022, RGA repurchased 380,138 shares of common stock under this program for $50 million.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	2022	2021	2020
Dividends to shareholders	$205	$194	$182
Purchase of common stock (1)	75	96	153
Total amount paid to shareholders	$280	$290	$335

Number of common shares purchased (1)	599,254	852,037	1,074,413
Average price per share	$125.15	$112.67	$142.05
(1)Excludes shares utilized to execute and settle certain stock incentive awards.
RGA declared dividends totaling $3.06 per share in 2022. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.
See Note 13 – “Debt” and Note 17 – “Equity” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.

Statutory Dividend Limitations
    RGA Life and Annuity, RGA Reinsurance and Chesterfield Re are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. Aurora National is subject to California statutory provisions that are identical to those imposed by Missouri regarding the ability of Aurora National to pay dividends to RGA Reinsurance. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RGA Life and Annuity, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. Chesterfield Re would pay dividends to its immediate parent Chesterfield Financial, which would in turn pay dividends to RGA Life and Annuity. The MDCI allows RGA Life and Annuity to pay a dividend to RGA to the extent RGA Life and Annuity received the dividend from its subsidiaries, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level.
The dividend limitations for RGA Life and Annuity, RGA Reinsurance and Chesterfield Re are based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. Significant differences include the treatment of deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes.
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
As of December 31, 2022 and 2021, the Company had $4.0 billion and $3.7 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2022 and 2021, the average interest rate on long-term debt outstanding was 4.71% and 4.42%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
On September 23, 2022, RGA issued 7.125% fixed-rate reset subordinated debentures due October 15, 2052, with a face amount of $700 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $690 million. Concurrent with the debt offering, on September 15, 2022, RGA announced a cash tender offer for any and all of its outstanding 6.20% Fixed-to-Floating Rate Subordinated Debentures due 2042 (the “2042 Debentures”) at a price of $25.20 for each $25 principal amount of 2042 Debentures. The tender offer expired on September 22, 2022, and a total of $151 million or approximately 38%, of the aggregate principal amount of the 2042 Debentures were tendered. The Company redeemed the remaining 2024 Debentures on December 15, 2022. The remaining proceeds from the debt offering will be used for general corporate purposes. Capitalized issue costs were approximately $10 million.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its syndicated revolving credit facility that matures in August 2023. As of December 31, 2022, the Company had no cash borrowings outstanding and $1 million in issued, but undrawn, letters of credit under this facility.
    Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next twelve months.
Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At December 31, 2022, there were approximately $128 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2022, $1.5 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company. See Note 13 – “Debt” in the Notes to Consolidated Financial Statements for information regarding the Company’s letter of credit facilities.
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
The Company has issued both collateral finance and securitization notes. During 2021, the Company’s subsidiary, Chesterfield Financial Holdings, LLC, as issuer, called and fully redeemed the securitization notes. During 2022, the Company’s subsidiary, Timberlake Financial L.L.C, as issuer, called and fully redeemed the collateral financing notes. See Note 14 – “Collateral Finance and Securitization Notes” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s collateral finance and securitization notes.
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
In the U.S., the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the MDCI. In addition, the introduction of the reciprocal jurisdiction reinsurer has provided another alternative way to manage collateral requirements. In 2022, RGA Americas was designated as a reciprocal jurisdiction reinsurer by the MDCI. These designations allow the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Therefore, the Company has chosen not to establish captives subject to Actuarial Guideline 48.
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
Assets in Trust
    The Company enters into reinsurance treaties in the ordinary course of business. In some cases, if the credit rating and/or defined statutory measures of the Company declines to certain levels, the reinsurance treaty would require the Company to post collateral or additional collateral to secure the Company’s obligations under such reinsurance treaty, obtain guarantees, permit the ceding company to recapture such reinsurance treaty, or some other negotiated remedy. As of December 31, 2022, neither the Company nor its subsidiaries have been required to post additional collateral or have had a reinsurance treaty recaptured as a result of a credit downgrade or a defined statutory measure decline.
    In addition, certain reinsurance treaties require the Company to place assets in trust at the time of closing to collateralize its obligations to the ceding company. Assets placed in trust continue to be owned by the Company, but their beneficial ownership and use are restricted based on the terms of the trust agreement. Securities with an amortized cost of $3.7 billion were held in trust for the benefit of the Company’s subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2022. Additionally, securities with an amortized cost of $31.5 billion as of December 31, 2022, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary to another subsidiary, post additional collateral or make payments under a given reinsurance treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a reinsurance treaty, or loss of license or other regulatory authorization of such subsidiary. If the Company was ever required to move reinsurance from one subsidiary to another subsidiary, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional collateral may need to be posted or additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a syndicated revolving credit facility, under which the Company had availability of $849 million as of December 31, 2022. The Company also has $1.1 billion of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) as of December 31, 2022. As of December 31, 2022, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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

	For the years ended December 31,
	2022	2021	2020
Sources:
Net cash provided by operating activities	$1,343	$4,182	$3,322
Proceeds from offering of common stock, net	—	—	481
Proceeds from long-term debt issuance	700	500	598
Exercise of stock options, net	—	—	1
Change in cash collateral for derivative positions and other arrangements	230	31	—
Change in deposit asset on reinsurance	—	91	—
Net deposits from investment-type policies and contracts	4,340	308	773
Net change in noncontrolling interest	90	—	—
Effect of exchange rate changes on cash	—	—	63
Total sources	6,703	5,112	5,238

Uses:
Net cash used in investing activities	5,688	4,628	2,680
Dividends to stockholders	205	194	182
Repayment of collateral finance and securitization notes	181	208	214
Debt issuance costs	10	6	5
Principal payments of long-term debt	403	403	3
Purchases of treasury stock	81	99	163
Change in cash collateral for derivative positions and other arrangements	—	—	32
Change in deposit asset on reinsurance	44	—	—
Effect of exchange rate changes on cash	112	34	—
Total uses	6,724	5,572	3,279
Net change in cash and cash equivalents	$(21)	$(460)	$1,959
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

Contractual Obligations
The following table summarizes the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Future policy benefits(1)	$28,868	$(3)	$(359)	$(261)	$29,491
Interest-sensitive contract liabilities(2)	39,012	3,282	5,517	4,792	25,421
Long-term debt, including interest	8,189	780	359	727	6,323
Other policy claims and benefits	6,571	6,571	—	—	—
Operating leases	102	17	34	19	32
Limited partnership interests and joint ventures	937	937	—	—	—
Payables for collateral received under derivative transactions	209	209	—	—	—
Other investment related commitments	1,026	1,026	—	—	—
Total	$84,914	$12,819	$5,551	$5,277	$61,267
(1)Future policy benefits are primarily related to the Company’s reinsurance of life and health insurance products. The amounts presented in the table above represent the estimated benefit obligations as they become due, and also include estimated future premiums on policies in force, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. All estimated cash payments presented in the table above are undiscounted as to interest and gross of any reinsurance recoverable. The discounted liability amount of $35.2 billion included on the consolidated balance sheets exceeds the sum of the undiscounted estimated cash flows of $28.9 billion shown above. The difference is substantially due to net obligations including estimated future premiums exceeding estimated policy benefit payments and allowances due to the nature of certain reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Total payments may vary materially from prior years due to the assumption of new reinsurance treaties or as a result of changes in projections of future experience.
(2)Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. The amounts in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. All amounts presented above are undiscounted as to interest, and include assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $39.0 billion exceeds the liability amount of $30.6 billion included on the consolidated balance sheets, and the difference is primarily related to the lack of discounting and to liabilities related to accounting conventions, which are not contractually due and are therefore excluded.
Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $0.4 billion, for which the Company cannot reliably determine the timing of payment.
The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2022, the Company had a net unfunded balance of $116 million related to qualified and nonqualified pension and other postretirement liabilities. See Note 10 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other postretirement benefits.
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

The Company’s liquidity position (cash and cash equivalents and short-term investments) was $3.1 billion and $3.0 billion at December 31, 2022 and 2021, respectively. Liquidity needs are determined from valuation analysis conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $65 million of FHLB common stock, which is included in other invested assets on the Company’s consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.3 billion and $1.4 billion at December 31, 2022 and 2021, respectively, which is included in interest sensitive contract liabilities on the Company’s consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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

Portfolio Composition
The Company had total cash and invested assets of $73.4 billion and $81.5 billion as of December 31, 2022 and 2021, respectively, as illustrated below (dollars in millions):

	2022	% of Total	2021	% of Total
Fixed maturity securities, available-for-sale	$52,901	72.0%	$60,749	74.6%
Equity securities	134	0.2	151	0.2
Mortgage loans	6,590	9.0	6,283	7.7
Policy loans	1,231	1.7	1,234	1.5
Funds withheld at interest	6,003	8.2	6,954	8.5
Limited partnerships and real estate joint ventures	2,327	3.2	1,996	2.5
Short-term investments	154	0.2	87	0.1
Other invested assets	1,140	1.5	1,074	1.3
Cash and cash equivalents	2,927	4.0	2,948	3.6
Total cash and invested assets	$73,407	100.0%	$81,476	100.0%
Investment Yield
The following table presents consolidated average invested assets at amortized cost, net investment income, investment yield, variable investment income (“VII”), and investment yield excluding VII, which can vary significantly from period to period (dollars in millions) for the years ended December 31, 2022, 2021 and 2020. The table excludes spread related business. Spread related business is primarily associated with contracts on which the Company earns an interest rate spread between assets and liabilities. To varying degrees, fluctuations in the yield on other spread related business is generally subject to corresponding adjustments to the interest credited on the liabilities.

	2022	2021	2020	2022 vs 2021	2021 vs 2020
Average invested assets at amortized cost	$34,398	$33,040	$30,787	$1,358	$2,253
Net investment income	$1,614	$1,648	$1,231	$(34)	$417
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.69%	4.99%	4.00%	(30) bps	99 bps
VII (included in net investment income)[1]	$291	$433	$63	$(142)	$370
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.00%	3.81%	3.93%	19 bps	(12) bps
(1)VII for 2021 includes an accounting correction of $92 million related to prior periods recorded in 2021. See “Investment Income and Investment Related Gains (Losses), Net – Accounting Correction” in Note – 4 “Investments” in the Notes to the Consolidated Financial Statements for additional information regarding the correction recorded in 2021.
Investment yield decreased between 2021 and 2022 primarily due to decreased variable income from limited partnerships, partially offset by increased variable income from real estate joint ventures and increased yield from the recent increase in interest rates. Investment yield increased between 2020 and 2021 primarily due to increased variable income from limited partnerships and real estate joint ventures, partially offset by decreased yield from the previous low interest rate environment.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of December 31, 2022 and 2021.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). RMBS, ABS and CMBS are collectively “structured securities.” As of December 31, 2022 and 2021, approximately 94.3% and 94.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The Company owns floating rate securities that represent approximately 7.4% and 5.3% of the total fixed maturity securities as of December 31, 2022 and 2021, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 64.2% and 62.8% of total fixed maturity securities as of December 31, 2022 and 2021, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of December 31, 2022 and 2021.
    As of December 31, 2022 and 2021, the Company’s investments in Canadian government securities represented 6.9% and 8.1%, respectively, of the fair value of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio as of December 31, 2022 and 2021 was as follows (dollars in millions):

		2022			2021
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$36,217	$32,295	61.1%	$33,540	$36,725	60.5%
2	BBB	20,188	17,580	33.2	18,684	20,379	33.5
3	BB	2,734	2,607	5.0	2,620	2,668	4.4
4	B	397	331	0.6	876	863	1.4
5	CCC and lower	103	71	0.1	96	79	0.1
6	In or near default	24	17	—	57	35	0.1
	Total	$59,663	$52,901	100.0%	$55,873	$60,749	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of December 31, 2022 and 2021 (dollars in millions):

	2022			2021
		Estimated Fair Value	% of Total		Estimated Fair Value	% of Total
	Amortized Cost			Amortized Cost
RMBS:
Agency	$476	$427	6.6%	$551	$582	8.4%
Non-agency	578	514	8.0	469	468	6.8
Total RMBS	1,054	941	14.6	1,020	1,050	15.2
ABS:
Collateralized loan obligations (“CLOs”)	1,825	1,702	26.4	1,761	1,752	25.4
ABS, excluding CLOs	2,499	2,176	33.8	2,263	2,253	32.6
Total ABS	4,324	3,878	60.2	4,024	4,005	58.0
CMBS	1,835	1,623	25.2	1,790	1,849	26.8
Total	$7,213	$6,442	100.0%	$6,834	$6,904	100.0%

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
    As of December 31, 2022 and 2021, the Company had $7,319 million and $349 million, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements. Most of the mortgage loans in the Company’s portfolio range in size up to $30 million, with the average mortgage loan investment as of December 31, 2022, totaling approximately $9 million.
    As of December 31, 2022 and 2021, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	2022		2021
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,420	36.4%	$2,270	36.0%
South	2,215	33.3	2,135	33.7
Midwest	1,147	17.2	1,166	18.4
Northeast	474	7.1	419	6.6
Subtotal - U.S.	6,256	94.0	5,990	94.7
Canada	239	3.6	193	3.0
United Kingdom	158	2.4	144	2.3
Other	—	—	2	—
Total	$6,653	100.0%	$6,329	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” and “Mortgage Loans” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.

Allowance for Credit Losses and Impairments
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” for additional information. The table below summarizes investment related gains (losses), net, related to allowances for credit losses and impairments for the years ended December 31, 2022, 2021 and 2020 (dollars in millions):

	2022	2021	2020
Change in allowance for credit losses on fixed maturity securities	$(6)	$(11)	$(20)
Impairments on fixed maturity securities	(17)	(1)	(1)
Change in mortgage loan allowance for credit losses	(16)	29	(38)
Limited partnerships and real estate joint ventures impairment losses	—	—	(18)
Total	$(39)	$17	$(77)
The increases in allowance for credit losses and impairments on fixed maturity securities during 2022 were primarily related to high-yield securities. The increase in mortgage loan allowance for credit losses during 2022 reflected the impact of market conditions including occupancy rates. The changes in allowance for credit losses on fixed maturity securities during 2021 and 2020 were primarily related to high-yield securities reflecting the impact of the COVID-19 pandemic. The increase in mortgage loan allowance for credit losses in 2020 and the decrease in 2021 were primarily due to the estimated impact from the COVID-19 pandemic in 2020 and subsequent update to estimates in 2021. The limited partnerships and real estate joint ventures impairment losses in 2020 were primarily due to impairments on limited partnerships.
    See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, the Company classified approximately 10.8% and 8.5%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase agreements.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of December 31, 2022 and 2021. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
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

Based on data provided by ceding companies as of December 31, 2022 and 2021, funds withheld at interest totaled (dollars in millions):

	2022		2021
Underlying Security Type:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Segregated portfolios	$4,136	$3,701	$4,515	$4,843
Non-segregated portfolios	2,237	2,237	2,315	2,315
Embedded derivatives(1)	(370)	—	124	—
Total funds withheld at interest	$6,003	$5,938	$6,954	$7,158
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
Based on data provided by the ceding companies as of December 31, 2022 and 2021, segregated portfolios contained investments similar to those directly owned by the Company; primarily fixed maturity securities as well as commercial mortgage loans and derivatives. These assets pose risks similar to the investments the Company directly owns. Derivatives consist primarily of S&P 500 options that are used to hedge liabilities and interest credited for EIAs reinsured by the Company. The securities held within the segregated portfolios are primarily investment-grade, with an average rating of “A.” The average maturity for investments held within the segregated portfolios of funds withheld at interest is ten years or more. Interest accrues to the total funds withheld at rates defined by the treaty terms and the Company estimated the yields were approximately 4.55%, 6.34% and 5.40% for the years ended December 31, 2022, 2021 and 2020, respectively. Changes in these estimated yields are affected by changes in the fair value of equity options held in the funds withheld portfolio associated with EIAs. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding companies and monitors compliance.
Other Invested Assets
    Other invested assets include lifetime mortgages, derivative contracts, FHLB common stock and unit-linked investments. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2022 and 2021.
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
See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of December 31, 2022 and 2021.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of December 31, 2022, the Company had credit exposure of $14 million.
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
The Company holds $868 million and $758 million of beneficial interest in lifetime mortgages in the UK, net of allowance for credit losses, as of December 31, 2022 and 2021, respectively. Investment income includes $38 million, $52 million and $44 million in interest income earned on lifetime mortgages for the years ended December 31, 2022, 2021 and 2020, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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
The global impact of the COVID-19 pandemic and the response thereto has had a material adverse effect on the Company’s earnings and continues to develop. The Company’s future results may continue to be adversely impacted by COVID-19, with the extent influenced by new variants, measures by public and private institutions, and timing and adoption of effective vaccinations and treatments, among other factors. The Company continues to actively assess the impacts of COVID-19 on its business and update and refine its COVID-19 projection and financial impact models to manage its insurance risk through the pandemic.
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
    The Company seeks to limit its exposure to loss on its assumed catastrophic excess of loss reinsurance agreements by ceding a portion of its exposure to multiple retrocessionaires through retrocession line slips or directly to retrocession markets. The Company’s policy is to retain a maximum of $30 million of catastrophic loss exposure per agreement and to retrocede up to $30 million additional loss exposures to the retrocession markets. The Company limits its exposure on a country-by-country (and state-by-state in the U.S.) basis by managing its total exposure to all catastrophic excess of loss agreements bound within a given country to established maximum aggregate exposures. The maximum exposures are established and managed both on gross amounts issued prior to including retrocession and for amounts net of exposures retroceded.
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

The following table presents the account values, the weighted average interest-crediting rates and minimum guaranteed rate ranges for the contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2022 and 2021 (dollars in millions):

	Account Value		Current Weighted-Average Interest Crediting Rate		Minimum Guaranteed Rate Ranges
Interest Sensitive Contract Liability	2022	2021	2022	2021	2022	2021
Traditional individual fixed annuities	$16,503	$15,094	3.22%	3.22%	0.01 – 5.50%	0.01 – 5.50%
Equity-indexed annuities	2,725	3,117	(1.23)	2.10	1.00 – 3.00	0.10 – 3.00
Individual variable annuity contracts	113	116	3.01	2.98	1.00 – 3.00	1.50 – 3.00
Guaranteed investment contracts	1,296	1,406	1.92	0.76	0.47 – 5.14	0.31 – 3.32
Universal life – type policies	4,268	4,303	3.77	3.76	2.00 – 6.00	2.00 – 6.00
Funding agreement backed notes	906	500	1.03	2.00	2.00 – 2.70	2.00 – 2.00
The following table presents the account values by each minimum guaranteed rate, rounded to the nearest percentage, by class of interest-sensitive product as of December 31, 2022 and 2021 (dollars in millions):

	Account Value as of December 31, 2022
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$1,537	$1,204	$5,175	$6,036	$2,531	$19	$16,502
Equity-indexed annuities	892	1,354	479	—	—	—	2,725
Individual variable annuity contracts	—	2	111	—	—	—	113
Guaranteed investment contracts	50	119	77	105	945	—	1,296
Universal life – type policies	—	727	318	3,165	48	10	4,268
Funding agreement backed notes	—	501	405	—	—	—	906

	Account Value as of December 31, 2021
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$2,109	$1,057	$4,384	$5,106	$2,419	$19	$15,094
Equity-indexed annuities	943	1,614	560	—	—	—	3,117
Individual variable annuity contracts	—	1	115	—	—	—	116
Guaranteed investment contracts	1,202	138	66	—	—	—	1,406
Universal life – type policies	—	736	318	3,185	53	11	4,303
Funding agreement backed notes	—	500	—	—	—	—	500
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life insurance policies are at risk if interest rates decline and remain relatively low for a period of time. Should portfolio yields decline, the spreads between investment portfolio yields and the interest rate credited to contract holders would deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2022, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.01% to 6.00%, with an average guaranteed rate of approximately 3.29%. In 2021, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.01% to 6.00%, with an average guaranteed rate of approximately 3.05%.
Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $13.7 billion and $13.0 billion of account balances are not subject to surrender charges as of December 31, 2022 and 2021, respectively. with substantially all of these already at their minimum guaranteed rates. As such, certain management and monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net investment income. During 2022, the Company experienced a higher level of policyholder surrenders within the contracts with lower guaranteed minimum crediting rates due to the rising interest rate environment.
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
Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The

Company’s projected net decrease in fair value of financial instruments in the event of a 100 basis point increase in market interest rates at its fiscal years ended December 31, 2022 and 2021 was $2.0 billion and $1.4 billion, respectively.
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

Interest Rate Analysis of Estimated Fair Value of Fixed Maturity Securities
December 31, 2022:	-100 bps	-50 bps	–	+50 bps	+100 bps
Total estimated fair value	$57,578	$55,152	$52,901	$50,826	$48,928
% Change in estimated fair value from base	8.8%	4.3%	—%	(3.9)%	(7.5)%
$ Change in estimated fair value from base	$4,677	$2,251	$—	$(2,075)	$(3,973)

December 31, 2021:	-100 bps	-50 bps	–	+50 bps	+100 bps
Total estimated fair value	$66,926	$63,711	$60,749	$58,042	$55,588
% Change in estimated fair value from base	10.2%	4.9%	—%	(4.5)%	(8.5)%
$ Change in estimated fair value from base	$6,177	$2,962	$—	$(2,707)	$(5,161)
    Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the expected cash flows for floating rate assets and liabilities over a one year period following an instantaneous, parallel, hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows associated with floating rate instruments in the event of an instantaneous 100 basis point decrease in market interest rates for its fiscal years ended December 31, 2022 and 2021 was $43 million and $34 million, respectively.
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
On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rates (“LIBOR”) after December 31, 2021. Subsequently, on March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided or no longer be representative, with some being discontinued after December 31, 2021, and the remaining being discontinued after June 30, 2023. Workstreams have been established in several markets to reform existing reference rates and provide a fall back rate upon discontinuation of LIBOR. The Alternative Rates Committee of the Federal Reserve Board proposed the Secured Overnight Financing Rate

(“SOFR”) as an alternative rate to replace U.S. Dollar LIBOR, and the European Central Bank recommended the Euro Short-term Rate (“ESTER”) as the new risk-free rate. Other jurisdictions are conducting similar exercises and have proposed potential replacement rates, as necessary. Based on actions taken to date, the discontinuation of LIBOR, and the transition to replacement rates, has not had a material impact on the Company’s consolidated financial statements.
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
Alternative investments are investments in non-traditional asset classes that primarily back the Company’s capital and surplus as well as certain long-term illiquid liability portfolios. Alternative investments generally include hedge funds, emerging markets debt, distressed debt, commodities, infrastructure, tax credits, and equities, both public and private. The Company mitigates its exposure to alternative investments by limiting the size of the alternative investments holding and using per-issuer investment limits.
    The Company reinsures fixed indexed annuities (“FIAs”). Credits to FIA contracts are affected by changes in equity markets. Thus the fair value of the benefit is primarily a function of index returns and volatility. The Company hedges most of the underlying FIA equity exposure with derivatives.
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme changes in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as December 31, 2022 and 2021.

	December 31,
(dollars in millions)	2022	2021
No guaranteed minimum benefits	$672	$844
GMDB only	771	960
GMIB only	20	25
GMAB only	2	3
GMWB only	863	1,130
GMDB / WB	165	264
Other	15	19
Total variable annuity account values	$2,508	$3,245
Fair value of liabilities associated with living benefit riders	$124	$162

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
Generally, the Company’s insurance subsidiaries retrocede amounts in excess of their retention to the Company’s other insurance subsidiaries. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2022, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been received by the Company as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
    The Company does not hedge the income statement risk associated with translating foreign currencies. The foreign exchange risk sensitivity of the Company’s consolidated pre-tax income is assessed using hypothetical test scenarios. Actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. For more information on this risk, see “Item 1A – Risk Factors – Risks Related to Our Business.” In general, a weaker U.S. dollar relative to foreign currencies has a favorable impact on the Company’s income before income taxes. Conversely, the recent strength of the U.S. Dollar relative to certain foreign currencies has had a negative impact on the Company’s income before income taxes. The following tables summarize the impact on the Company’s reported income before income taxes of an immediate favorable or unfavorable change in each of the foreign exchange rates to which the Company has exposure (dollars in millions):

	Unfavorable			Favorable
Year Ended December 31, 2022	-10%	-5%	–	+5%	+10%
Income before income taxes	$773	$796	820	$843	$866
% change of income before income taxes from base	(5.6)%	(2.8)%	—%	2.8%	5.6%
$ change of income before income taxes from base	$(46)	$(23)	$—	$23	$46

	Unfavorable			Favorable
Year Ended December 31, 2021	-10%	-5%	–	+5%	+10%
Income before income taxes	$645	$668	691	$713	$736
% change of income before income taxes from base	(6.6)%	(3.3)%	—%	3.3%	6.6%
$ change of income before income taxes from base	$(45)	$(23)	$—	$23	$45
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
External Environment Risk. External environment risk relates to external competition, macro trends, and client needs. Macro characteristics that drive market opportunities, risk and growth potential, the competitive landscape and client feedback are closely monitored.
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

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2022	December 31, 2021
Assets
Fixed maturity securities available-for-sale at fair value (amortized cost of $59,663 and $55,873; allowance for credit losses of $37 and $31)	$52,901	$60,749
Equity securities, at fair value	134	151
Mortgage loans (net of allowance for credit losses of $51 and $35)	6,590	6,283
Policy loans	1,231	1,234
Funds withheld at interest	6,003	6,954
Limited partnerships and real estate joint ventures	2,327	1,996
Short-term investments	154	87
Other invested assets	1,140	1,074
Total investments	70,480	78,528
Cash and cash equivalents	2,927	2,948
Accrued investment income	630	533
Premiums receivable and other reinsurance balances	3,013	2,888
Reinsurance ceded receivables and other	2,462	2,580
Deferred policy acquisition costs	3,974	3,690
Other assets	1,220	1,008
Total assets	$84,706	$92,175
Liabilities and Equity
Future policy benefits	$35,220	$35,782
Interest-sensitive contract liabilities	30,572	26,377
Other policy claims and benefits	6,571	6,993
Other reinsurance balances	756	613
Deferred income taxes	736	2,886
Other liabilities	2,655	2,663
Long-term debt	3,961	3,667
Collateral finance and securitization notes	—	180
Total liabilities	80,471	79,161
Commitments and contingent liabilities (See Note 12)
Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $0.01 per share; 140,000,000 shares authorized; shares issued: 85,310,598 at both December 31, 2022 and December 31, 2021)	1	1
Additional paid-in-capital	2,502	2,461
Retained earnings	8,967	8,563
Treasury stock, at cost – 18,634,390 and 18,139,868 shares	(1,720)	(1,653)
Accumulated other comprehensive income	(5,605)	3,642
Total Reinsurance Group of America, Inc. stockholders’ equity	4,145	13,014
Noncontrolling interest	90	—
Total equity	4,235	13,014
Total liabilities and stockholders’ equity	$84,706	$92,175
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	For the years ended December 31,
	2022	2021	2020
Revenues
Net premiums	$13,078	$12,513	$11,694
Net investment income	3,161	3,138	2,575
Investment related gains (losses), net	(506)	560	(33)
Other revenues	525	447	360
Total revenues	16,258	16,658	14,596
Benefits and expenses
Claims and other policy benefits	12,046	12,776	11,075
Interest credited	682	700	704
Policy acquisition costs and other insurance expenses	1,499	1,416	1,261
Other operating expenses	1,009	936	816
Interest expense	184	127	170
Collateral finance and securitization expense	7	12	17
Total benefits and expenses	15,427	15,967	14,043
Income before income taxes	831	691	553
Provision for income taxes	204	74	138
Net income	627	617	415
Net income attributable to noncontrolling interest	4	—	—
Net income available to RGA, Inc. shareholders	$623	$617	$415

Earnings per share
Basic earnings per share	$9.31	$9.10	$6.35
Diluted earnings per share	9.21	9.04	6.31
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2022	2021	2020
Comprehensive income (loss)
Net Income	$627	$617	$415
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(162)	60	23
Net unrealized investment gains (losses)	(9,108)	(1,799)	2,201
Defined benefit pension and postretirement plan adjustments	23	22	(2)
Total other comprehensive income (loss), net of tax	(9,247)	(1,717)	2,222
Total comprehensive income (loss)	(8,620)	(1,100)	2,637
Comprehensive income (loss), net of tax attributable to noncontrolling interest	4	—	—
Total comprehensive income (loss) available to Reinsurance Group of America, Inc.	$(8,624)	$(1,100)	$2,637
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions except per share amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total RGA, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	$1	$1,937	$7,952	$(1,426)	$3,137	$11,601	$—	$11,601
Adoption of new accounting standards			(12)			(12)		(12)
Net income			415			415		415
Total other comprehensive income (loss)					2,222	2,222		2,222
Dividends to stockholders, $2.80 per share			(182)			(182)		(182)
Issuance of common stock, net of expenses		481				481		481
Purchase of treasury stock				(163)		(163)		(163)
Reissuance of treasury stock		(12)	(25)	27		(10)		(10)
Balance, December 31, 2020	1	2,406	8,148	(1,562)	5,359	14,352	—	14,352
Adoption of new accounting standards						—		—
Net income			617			617		617
Total other comprehensive income (loss)					(1,717)	(1,717)		(1,717)
Dividends to stockholders, $2.86 per share			(194)			(194)		(194)
Issuance of common stock, net of expenses						—		—
Purchase of treasury stock				(99)		(99)		(99)
Reissuance of treasury stock		55	(8)	8		55		55
Balance, December 31, 2021	1	2,461	8,563	(1,653)	3,642	13,014	—	13,014
Adoption of new accounting standards								—
Issuance of preferred interests by subsidiary							90	90
Change in equity of noncontrolling interests							(4)	(4)
Net income			623			623	4	627
Total other comprehensive income (loss)					(9,247)	(9,247)		(9,247)
Dividends to stockholders, $3.06 per share			(205)			(205)		(205)
Issuance of common stock, net of expenses						—		—
Purchase of treasury stock				(81)		(81)		(81)
Reissuance of treasury stock		41	(14)	14		41		41
Balance, December 31, 2022	$1	$2,502	$8,967	$(1,720)	$(5,605)	$4,145	$90	$4,235
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$627	$617	$415
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(111)	(15)	(11)
Premiums receivable and other reinsurance balances	(233)	(100)	162
Deferred policy acquisition costs	(156)	(71)	(95)
Reinsurance ceded receivable balances	91	(107)	(115)
Future policy benefits, other policy claims and benefits and other reinsurance balances	1,129	5,062	2,819
Deferred income taxes	75	(89)	(16)
Other assets and other liabilities, net	(2)	(97)	225
Amortization of net investment premiums, discounts and other	(71)	(54)	(46)
(Income) loss from limited partnerships and real estate joint ventures	(331)	(419)	(50)
Investment related (gains) losses, net	506	(560)	33
Depreciation and amortization expense	38	43	49
Gain on sale of businesses	(2)	(11)	—
Other, net	(217)	(17)	(48)
Net cash provided by operating activities	1,343	4,182	3,322
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	10,558	12,142	6,514
Purchases of fixed maturity securities available-for-sale	(16,531)	(18,071)	(9,619)
Maturities of fixed maturity securities available-for-sale	906	887	973
Sales of equity securities	7	30	181
Purchases of equity securities	(15)	(22)	(22)
Principal payments on mortgage loans	963	991	661
Cash invested in mortgage loans	(1,314)	(1,155)	(780)
Net change in policy loans	2	25	61
Cash invested in funds withheld at interest	(36)	(67)	(131)
Sales of limited partnerships and real estate joint ventures	710	498	142
Purchases of limited partnerships and real estate joint ventures	(700)	(648)	(315)
Change in short-term investments	(80)	371	(155)
Change in other invested assets	(140)	547	(162)
Proceeds from sale of businesses, net of cash transferred of $1 and $43	7	19	—
Purchase of businesses, net of cash acquired of $53	—	(156)	—
Purchases of property and equipment	(25)	(19)	(28)
Net cash used in investing activities	(5,688)	(4,628)	(2,680)
Cash flows from financing activities
Dividends to stockholders	(205)	(194)	(182)
Proceeds from issuance of common stock, net	—	—	481
Repayment of collateral finance and securitization notes	(181)	(208)	(214)
Proceeds from long-term debt issuance	700	500	598
Debt issuance costs	(10)	(6)	(5)
Principal payments of long-term debt	(403)	(403)	(3)
Purchases of treasury stock	(81)	(99)	(163)
Exercise of stock options, net	—	—	1
Change in cash collateral for derivative positions and other arrangements	230	31	(32)
Change in deposit asset on reinsurance	(44)	91	—
Deposits on investment-type policies and contracts	5,705	1,729	1,576
Withdrawals on investment-type policies and contracts	(1,365)	(1,421)	(803)
Net change in noncontrolling interest	90	—	—
Net cash provided by (used in) financing activities	4,436	20	1,254
Effect of exchange rate changes on cash	(112)	(34)	63
Change in cash and cash equivalents	(21)	(460)	1,959
Cash and cash equivalents, beginning of period	2,948	3,408	1,449
Cash and cash equivalents, end of period	$2,927	$2,948	$3,408

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information:
Interest paid	$163	$160	$166
Income taxes paid, net of refunds	129	368	108
Non-cash investing activities:
Transfer of invested assets	618	1,798	93
Right-of-use assets acquired through operating leases	—	—	23
Non-cash financing activities:
Non-cash deposits on reinsurance	—	1,581	—
Purchase of a business:
Assets acquired, excluding cash acquired	—	847	—
Liabilities assumed	—	(691)	—
Sale of businesses:
Assets disposed, net of cash transferred	(6)	(512)	—
Liabilities disposed	1	504	—
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2022, 2021 and 2020
Note 1   BUSINESS AND BASIS OF PRESENTATION
Business
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. RGA and its subsidiaries (collectively, the “Company”) engage in providing traditional reinsurance, which includes individual and group life and health, disability, and critical illness reinsurance. The Company also provides financial solutions, which includes longevity reinsurance, asset-intensive products, primarily annuities, financial reinsurance, capital solutions and stable value products.
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
Mortgage Loans
Mortgage loans are carried at unpaid principal balances, net of any unamortized premium or discount, unamortized balance of loan origination fees and expenses, and allowance for credit losses. Interest income is accrued on the principal amount of the mortgage loan based on its contractual interest rate. Amortization of premiums, discounts, and loan origination fees are recorded using the effective yield method. The Company accrues interest on loans until it is probable the Company will not receive interest or the loan is 90 days past due. Interest income, amortization of premiums, accretion of discounts, amortization of loan origination fees and prepayment fees are reported in net investment income.
Policy Loans
Policy loans are reported at the unpaid principal balance. Interest income on such loans is recorded as earned using the contractually agreed-upon interest rate. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy.
Funds Withheld at Interest
Funds withheld at interest represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance (“modco”) basis and agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined in the treaty, are withheld and legally owned by the ceding company. Interest, recorded in net investment income, accrues to these assets at calculated rates as defined by the treaty terms. Changes in the value of the equity options held within the funds withheld portfolio associated with equity-indexed annuity treaties are reflected in net investment income.
Limited Partnerships and Real Estate Joint Ventures
Limited partnerships and real estate joint ventures, in which the Company has more than a minor influence over the investee’s operations, are reported using the equity method of accounting. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
Limited partnerships, in which the Company has a minor ownership interest in or virtually no influence over the investee’s operations, are primarily carried at estimated fair value. If a readily determinable fair value is not available, the Company uses the net asset value ("NAV") per share. Changes in estimated fair value are included in investment related gains (losses), net. Certain other limited partnerships are carried at cost less impairment.
Short-term Investments
Short-term investments represent investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at estimated fair value or amortized cost, which approximates estimated fair value. Interest on short-term investments is recorded in net investment income.
Other Invested Assets
In addition to derivative contracts discussed below, other invested assets include Federal Home Loan Bank common stock, unit-linked investments and lifetime mortgages. FHLB common stock is carried at cost. The fair value option (“FVO”) was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities that do not qualify for presentation and reporting as separate accounts. Changes in estimated fair value of unit-linked investments are included in net investment income.
Lifetime mortgages are carried at unpaid principal balances, net of any unamortized premium or discount, unamortized balance of loan origination fees and expenses, and allowance for credit losses. Interest income is accrued on the principal amount of the lifetime mortgage based on its contractual interest rate.
Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements
The Company participates in securities borrowing programs whereby securities, which are not reflected on the Company’s consolidated balance sheets, are borrowed from third parties. The borrowed securities are used to provide collateral under affiliated reinsurance transactions. The Company is generally required to maintain a minimum of 100% to 110% of the fair value, or par value under certain programs, of the borrowed securities as collateral. The collateral generally consists of securities pledged to the third parties or rights to reinsurance treaty cash flows. If cash flows from the reinsurance treaties are insufficient to maintain the minimum collateral requirement, the Company may substitute cash or securities to meet the requirement.
The Company participates in a securities lending program whereby securities, reflected as investments on the Company’s consolidated balance sheets, are loaned to a third party. In return, the Company receives securities from the third party, with an estimated fair value generally equal to 105% of the securities lent. The securities received as collateral are not reflected on the Company’s consolidated balance sheets.
The Company participates in repurchase/reverse repurchase programs whereby securities, reflected as investments on the Company’s consolidated balance sheets, are sold to third parties. In return, the Company purchases securities from the third parties. Under the agreements the Company’s value of the securities sold is generally equal to 100% to 105% of the estimated fair value of the securities purchased. The securities purchased under reverse repurchase agreements are not reflected on the Company’s consolidated balance sheets. Securities sold under such transactions may be sold or re-pledged by the transferee.
The Company participates in repurchase agreements, whereby securities, reflected as investments on the Company’s consolidated balance sheets are sold to a third party. Under these agreements, the Company receives cash in an amount generally equal to 72% to 100% of the estimated fair value of the securities sold at the inception of the transaction, with a simultaneous agreement to repurchase such securities at a future date or on demand in an amount equal to the cash initially received plus interest. The Company monitors the ratio of the cash held to the estimated fair value of the securities sold throughout the duration of the transaction and additional cash or securities are provided or obtained as necessary. Securities sold under such transactions may be sold or re-pledged by the transferee. The obligation to repurchase bonds is reflected in other liabilities.
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
Mortgage Loans
Allowance for credit losses on mortgage loans are computed on an expected loss basis using a model that utilizes probability of default and loss given default methods over the lifetime of the loan. Within the reasonable and supportable forecast period (i.e., typically two years), the allowance for credit losses for mortgage loans is established based on several pool-level loan assumptions, defaults and loss severity, loss expectations for loans with similar risk characteristics and industry statistics. These evaluations are revised as conditions change and new information becomes available. The evaluation also includes the impact of expected changes in future macro-economic conditions. The Company reverts to historical loss information for periods beyond which it believes it is able to develop or obtain reasonable and supportable forecasts of future economic conditions. When individual loans no longer have similar credit risk characteristics of the commercial mortgage loan pool, they are removed from the pool and are evaluated individually for an allowance.
Any interest accrued or received on the net carrying amount of the impaired loan is included in net investment income or applied to the principal of the loan, depending on the assessment of the collectability of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the allowance for credit losses and subsequent recoveries, if any, are credited to the allowance for credit losses. Changes in allowance for credit losses are reported in investment related gains (losses), net.
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
Limited Partnerships and Real Estate Joint Ventures
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
Hedge Documentation and Hedge Effectiveness
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a fair value hedge; (ii) a cash flow hedge; or (iii) a hedge of a net investment in a foreign operation. In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

Under a fair value hedge, changes in the fair value of the hedging derivative and changes in the fair value of the hedged item related to the designated risk being hedged, are reported within investment related gains (losses), net. The fair values of the hedging derivatives are exclusive of any accruals that are separately reported within investment income or interest expense to match the location of the hedged item.
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
When hedge accounting is discontinued because it is determined that the derivative is not highly effective, the derivative continues to be carried in the consolidated balance sheets at fair value, with changes in fair value recognized in investment related gains (losses), net. The carrying value of the hedged asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction occurrence is still probable, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the consolidated statements of income when the Company’s earnings are affected by the variability in cash flows of the hedged item.
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
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2022 or 2021.
Reinsurance Ceded Receivables and Other
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
Deferred Policy Acquisition Costs
Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. Non-commission costs related to the acquisition of new and renewal insurance contracts may be deferred only if they meet the following criteria:
•Incremental direct costs of a successful contract acquisition

•Portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has been acquired or renewed
•Other costs directly related to the specified acquisition or renewal activities that would not have been incurred had that acquisition contract transaction not occurred
The Company tests the recoverability for each year of business at issue before establishing additional deferred acquisition costs (“DAC”). The Company also performs annual tests to establish that DAC are expected to remain recoverable, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2022, 2021 and 2020.
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
Acquired Intangibles
Goodwill and Value of Business Acquired
Goodwill, reported in other assets, is not amortized into results of operations, but instead is reviewed at least annually for impairment and written down only in the periods in which the recorded value of goodwill exceeds its fair value. Goodwill as of December 31, 2022 and 2021, totaled $7 million. As of December 31, 2022, the carrying value of business acquired was fully amortized.
Value of Distribution Agreements and Customer Relationships Acquired
Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. VODA is amortized over a useful life of 15 years and VOCRA is also amortized over a 15 year period in proportion to expected revenues generated, with amortization included in policy acquisition costs and other insurance expenses. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $12 million and $19 million, including accumulated amortization of $109 million and $102 million, as of December 31, 2022 and 2021, respectively. VODA and VOCRA amortization expense for the years ended December 31, 2022, 2021 and 2020 was $6 million, $7 million and $8 million, respectively. Amortization of the VODA and VOCRA is estimated to be $6 million and $6 million during 2023 and 2024, respectively, with the VODA and VOCRA expected to be fully amortized by the end of 2024.
Other Acquired Intangible Assets
Other acquired intangibles are reported in other assets and primarily represent intangibles and licenses acquired through the Company’s acquisition of service and technology oriented companies in an effort to both support its clients and generate new future revenue streams. Other acquired intangible assets are amortized using the straight-line method over the estimated useful life of 10 to 15 years, with amortization included in other operating expenses. Each year the Company reviews other acquired intangibles to determine the recoverability of these balances. Other acquired intangibles totaled approximately $14 million and $22 million, including accumulated amortization of $20 million and $17 million, as of December 31, 2022 and 2021, respectively. Other acquired intangibles amortization expense for the years ended December 31, 2022, 2021 and 2020, was $3 million, $4 million and $4 million, respectively. During 2021, the Company wrote off $4 million of acquired intangible assets deemed to be impaired. Amortization of other acquired intangibles is estimated to be $3 million during 2023, 2024, 2025, 2026 and 2027, respectively.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to seven years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of property, equipment and leasehold improvements was $270 million at both December 31, 2022 and 2021, respectively. Accumulated depreciation of property, equipment and leasehold improvements was $136 million and $131 million at December 31, 2022 and 2021, respectively. Related depreciation expense was $15 million, $16 million and $17 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed at least annually for indicators of impairment in value. Unamortized computer software costs were $138 million and $145 million at December 31, 2022 and 2021, respectively. Amortization expense was $24 million, $27 million, and $32 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company did not impair any capital projects during 2022 or 2021. The Company recognized impairments of $5 million in 2020.
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
The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2022 and 2021, were not material.
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
Standards Adopted
There were no new accounting standards or updated accounting guidance adopted by the Company that had a material impact on the Company’s results of operations and financial position.
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
•Discount rate – The discount rate assumption is prescribed by ASU 2018-12 as an upper-medium (low credit risk) fixed-income yield and is required to be updated every quarter. The change in the liability as a result of updating the discount rate assumption is recognized in OCI.
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

The updated guidance for the cash flow assumptions, discount rate and deferred policy acquisition costs will be applied on a modified retrospective method as of the earliest period included in the financial statements; that is, to contracts in force as of January 1, 2021. The guidance for market risk benefits will be applied retrospectively as of January 1, 2021. The following summarizes the estimated impact the adoption will have on previously reported amounts:
•Stockholders’ equity as of January 1, 2021 (the transition date): The Company estimates the adoption of the new guidance will decrease previously reported retained earnings by approximately $1.0 billion to $1.3 billion, net of tax, and accumulated other comprehensive income (loss) by approximately $5.1 billion to $7.1 billion, net of tax, as of the transition date of January 1, 2021.
•Stockholders’ equity as of December 31, 2021: The Company estimates the adoption of the new guidance will decrease previously reported retained earnings by approximately $0.5 billion to $0.8 billion, net of tax, and accumulated other comprehensive income (loss) by approximately $3.2 billion to $5.2 billion, net of tax, as of December 31, 2021.
•Stockholders’ equity as of December 31, 2022: The Company estimates the adoption of the new guidance will decrease reported retained earnings by approximately $0.6 billion to $0.9 billion, net of tax, and increase accumulated other comprehensive income (loss) by approximately $2.9 billion to $4.9 billion, net of tax, as of December 31, 2022.
The above estimates assume an effective tax rate of 20%. While the Company has substantially completed the necessary updates to its valuation models and other systems to implement the standard, the Company’s implementation of the new guidance is continuing to be refined and reviewed. The actual impact of adoption, including the actual tax rates, will be finalized upon completion the Company’s disclosure and controls procedures regarding the adoption of the new guidance. Therefore, the Company’s estimates are subject to change.

Note 3   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	2022	2021	2020
Earnings:
Net income (numerator for basic and diluted calculations)	$627	$617	$415
Less: Net income attributable to noncontrolling interest	4	—	—
Net income available to RGA, Inc. shareholders	$623	$617	$415
Shares:
Weighted average outstanding shares (denominator for basic calculations)	66.9	67.8	65.4
Equivalent shares from outstanding stock awards	0.8	0.5	0.4
Diluted shares (denominator for diluted calculations)	67.7	68.3	65.8
Earnings per share:
Basic	$9.31	$9.10	$6.35
Diluted	9.21	9.04	6.31
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
The following tables provide information relating to investments in fixed maturity securities by type as of December 31, 2022 and 2021 (dollars in millions):

December 31, 2022:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$38,963	$27	$168	$5,135	$33,969	64.2%
Canadian government	3,311	—	381	66	3,626	6.9
RMBS	1,054	—	1	114	941	1.8
ABS	4,324	10	4	440	3,878	7.3
CMBS	1,835	—	—	212	1,623	3.1
U.S. government	1,690	—	4	212	1,482	2.8
State and political subdivisions	1,282	—	10	173	1,119	2.1
Other foreign government	7,204	—	26	967	6,263	11.8
Total fixed maturity securities	$59,663	$37	$594	$7,319	$52,901	100.0%

December 31, 2021:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$35,239	$26	$3,084	$194	$38,103	62.8%
Canadian government	3,339	—	1,606	1	4,944	8.1
RMBS	1,020	—	37	7	1,050	1.7
ABS	4,024	—	22	41	4,005	6.6
CMBS	1,790	1	66	6	1,849	3.0
U.S. government	2,082	—	31	8	2,105	3.5
State and political subdivisions	1,191	—	137	5	1,323	2.2
Other foreign government	7,188	4	273	87	7,370	12.1
Total fixed maturity securities	$55,873	$31	$5,256	$349	$60,749	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of December 31, 2022 and 2021, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of December 31, 2022 and 2021 (dollars in millions):

	2022		2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$355	$292	$100	$103
Fixed maturity securities received as collateral	n/a	1,428	n/a	1,922
Assets in trust held to satisfy collateral requirements	31,510	27,817	28,671	31,173
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s equity included securities of the U.S. government and its agencies, as well as the securities disclosed below, as of December 31, 2022 and 2021 (dollars in millions):

	2022		2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Government of Japan	$2,988	$2,516	$3,080	$3,063
Canadian province of Quebec	1,436	1,649	1,377	2,347
Canadian province of Ontario	982	1,068	1,092	1,451
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of December 31, 2022, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,231	$1,223
Due after one year through five years	10,397	10,076
Due after five years through ten years	11,293	10,231
Due after ten years	29,529	24,929
Structured securities	7,213	6,442
Total	$59,663	$52,901

Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of December 31, 2022 and 2021 (dollars in millions):

December 31, 2022:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$14,551	$12,680	37.3%
Industrial	19,624	17,257	50.8
Utility	4,788	4,032	11.9
Total	$38,963	$33,969	100.0%

December 31, 2021:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$13,101	$14,045	36.9%
Industrial	17,857	19,375	50.8
Utility	4,281	4,683	12.3
Total	$35,239	$38,103	100.0%
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
The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the years ended December 31, 2022 and 2021 (dollars in millions):

For the year ended December 31, 2022:	Corporate	ABS	CMBS	Other Foreign Government	Total
Balance, beginning of period	$26	$—	$1	$4	$31
Credit losses recognized on securities for which credit losses were not previously recorded	31	10	—	1	42
Reductions for securities sold during the period	(32)	—	—	(7)	(39)
Reductions for securities the Company intends to sell or more likely than not will be required to sell before recovery of its amortized cost	(4)	—	—	—	(4)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	6	—	(1)	2	7
Balance, end of period	$27	$10	$—	$—	$37

For the year ended December 31, 2021:	Corporate	ABS	CMBS	Other Foreign Government	Total
Balance, beginning of period	$17	$—	$3	$—	$20
Credit losses recognized on securities for which credit losses were not previously recorded	21	—	1	5	27
Reductions for securities sold during the period	(10)	—	(2)	(1)	(13)
Reductions for securities the Company intends to sell or more likely than not will be required to sell before recovery of its amortized cost	—	—	—	—	—
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(2)	—	(1)	—	(3)
Balance, end of period	$26	$—	$1	$4	$31
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

The following table presents the estimated fair values and gross unrealized losses for the 6,441 and 1,862 fixed maturity securities for which an allowance for credit loss has not been recorded as of December 31, 2022 and December 31, 2021, and the estimated fair value had declined and remained below amortized cost (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
December 31, 2022:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$21,867	$2,756	$6,840	$2,225	$28,707	$4,981
Canadian government	554	42	71	23	625	65
RMBS	664	62	181	53	845	115
ABS	1,596	153	1,931	269	3,527	422
CMBS	1,314	144	281	65	1,595	209
U.S. government	1,202	64	253	148	1,455	212
State and political subdivisions	819	124	131	50	950	174
Other foreign government	2,757	253	2,720	652	5,477	905
Total investment grade securities	30,773	3,598	12,408	3,485	43,181	7,083
Below investment grade securities:
Corporate	767	87	305	61	1,072	148
ABS	52	6	38	9	90	15
Other foreign government	39	2	164	60	203	62
Total below investment grade securities	858	95	507	130	1,365	225
Total fixed maturity securities	$31,631	$3,693	$12,915	$3,615	$44,546	$7,308

	Less than 12 months		12 months or greater		Total
December 31, 2021:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$4,135	$86	$946	$51	$5,081	$137
Canadian government	20	1	—	—	20	1
RMBS	132	3	102	4	234	7
ABS	1,747	22	589	6	2,336	28
CMBS	152	2	35	2	187	4
U.S. government	1,513	6	31	2	1,544	8
State and political subdivisions	109	3	28	2	137	5
Other foreign government	2,237	33	724	37	2,961	70
Total investment grade securities	10,045	156	2,455	104	12,500	260
Below investment grade securities:
Corporate	463	13	97	44	560	57
ABS	—	—	13	13	13	13
Other foreign government	136	7	75	10	211	17
Total below investment grade securities	599	20	185	67	784	87
Total fixed maturity securities	$10,644	$176	$2,640	$171	$13,284	$347
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
Investment Income and Investment Related Gains (Losses), Net – Accounting Correction
In 2021, the Company reclassified approximately $92 million of pre-tax unrealized gains from AOCI to net investment income associated with investments in limited partnerships and private equity funds for which it utilizes the equity method of accounting. The unrealized gains should have been recognized directly in investment income in the same prior periods they were reported by the investees. In addition, the Company recorded approximately $70 million of pre-tax gains in investment related gains (losses), net, associated with investments in limited partnerships considered to be investment companies in order to adjust the carrying value from cost less impairments to a fair value approach, using the net asset value (“NAV”) per share or its equivalent. Had the adjustments been recorded in the years they were reported by the investees, the Company estimates it would have recognized approximately $102 million, $(2) million, $1 million and $10 million of pre-tax income (loss) in the years ended December 31, 2020, 2019, 2018 and 2017, respectively.
Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	For the years ended December 31,
	2022	2021	2020
Fixed maturity securities available-for-sale	$2,305	$2,059	$1,928
Equity securities	6	5	6
Mortgage loans	298	293	282
Policy loans	54	55	56
Funds withheld at interest	253	351	279
Limited partnerships and real estate joint ventures	331	419	50
Short-term investments and cash and cash equivalents	29	3	7
Other invested assets	12	61	59
Investment income	3,288	3,246	2,667
Investment expense	(127)	(108)	(92)
Net investment income	$3,161	$3,138	$2,575
Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in millions):

	For the years ended December 31,
	2022	2021	2020
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$(6)	$(11)	$(20)
Impairments on fixed maturity securities	(17)	(1)	(1)
Realized gains on investment activity	192	299	114
Realized losses on investment activity	(396)	(65)	(82)
Net gains (losses) on equity securities	(21)	25	(15)
Change in mortgage loan allowance for credit losses	(16)	29	(38)
Change in fair value of certain limited partnership investments	38	169	—
Limited partnerships and real estate joint ventures impairment losses	—	—	(18)
Other, net	21	25	24
Net gains (losses) on derivatives	(301)	90	3
Total investment related gains (losses), net	$(506)	$560	$(33)
As of December 31, 2022, the Company held non-income producing securities with amortized costs, net of allowances, of $87 million and estimated fair values of $45 million. As of December 31, 2021, the Company held non-income producing securities with amortized costs, net of allowances, of $26 million and estimated fair values of $26 million. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults.

Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements
The following table provides information relating to securities borrowing, lending, and repurchase/reverse repurchase agreements as of December 31, 2022 and 2021 (dollars in millions):

	2022		2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities borrowing agreements:
Securities borrowed (1)	n/a	$852	n/a	$420
Securities pledged as collateral (2)	859	693	279	290
Securities lending agreements:
Securities loaned (2)	59	55	94	102
Securities received as collateral (3)	n/a	66	n/a	102
Repurchase/reverse repurchase agreements:
Securities sold (2)	898	779	704	736
Cash (4)	—	—	10	10
Securities purchased (3)	n/a	619	n/a	728
Cash received (5)	149	149	—	—
(1)Securities borrowed are not reflected on the condensed consolidated balance sheets. Collateral associated with certain borrowed securities is not included within this table as the collateral pledged to the counterparty is the right to reinsurance treaty cash flows.
(2)Securities loaned, pledged or sold to counterparties are included within fixed maturity securities.
(3)Securities received as collateral or purchased from counterparties are not reflected on the condensed consolidated financial statements.
(4)A receivable for the cash held by counterparties is included within other assets.
(5)A payable for the cash received by the Company is included within other liabilities.
The following tables present information on the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of December 31, 2022 and 2021, respectively (dollars in millions).

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$42	$42
State and political subdivisions	—	—	—	3	3
Other foreign government	—	—	—	10	10
Total	—	—	—	55	55
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	279	279
RMBS	—	—	—	10	10
ABS	—	—	—	54	54
CMBS	—	—	—	63	63
Other foreign government	—	—	—	373	373
Total	—	—	—	779	779
Total transactions	$—	$—	$—	$834	$834

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$94	$94
State and political subdivisions	—	—	—	3	3
Other foreign government	—	—	—	5	5
Total	—	—	—	102	102
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	366	366
RMBS	—	—	—	—	—
ABS	—	—	—	—	—
CMBS	—	—	—	—	—
Other foreign government	—	—	—	370	370
Total	—	—	—	736	736
Total transactions	$—	$—	$—	$838	$838
Mortgage Loans
As of December 31, 2022, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (13.3%), Texas (11.2%) and Washington (7.8%), in addition to loans secured by properties in Canada (3.6%) and United Kingdom (2.4%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses, and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of December 31, 2022 and 2021 (dollars in millions):

	2022		2021
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Property type:
Office	$1,706	25.6%	$1,683	26.6%
Retail	2,290	34.4	2,090	33.0
Industrial	1,518	22.8	1,249	19.7
Apartment	763	11.5	801	12.7
Other commercial	376	5.7	506	8.0
Recorded investment	6,653	100.0%	6,329	100.0%
Unamortized balance of loan origination fees and expenses	(12)		(11)
Allowance for credit losses	(51)		(35)
Total mortgage loans	$6,590		$6,283
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of December 31, 2022 and 2021 (dollars in millions):

	2022		2021
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$2,652	39.9%	$2,660	42.0%
Due after five years through ten years	2,930	44.0	2,593	41.0
Due after ten years	1,071	16.1	1,076	17.0
Total	$6,653	100.0%	$6,329	100.0%

The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of December 31, 2022 and 2021 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2022:
Loan-to-Value Ratio
0% – 59.99%	$3,466	$215	$56	$18	$3,755	56.4%
60% – 69.99%	1,894	119	71	—	2,084	31.3
70% – 79.99%	475	49	91	—	615	9.3
80% or greater	81	—	118	—	199	3.0
Total	$5,916	$383	$336	$18	$6,653	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2021:
Loan-to-Value Ratio
0% – 59.99%	$3,111	$238	$51	$6	$3,406	53.8%
60% – 69.99%	1,906	190	46	—	2,142	33.8
70% – 79.99%	520	41	12	—	573	9.1
80% or greater	148	—	60	—	208	3.3
Total	$5,685	$469	$169	$6	$6,329	100.0%
The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of December 31, 2022 and 2021 (dollars in millions):

	Recorded Investment
	Year of Origination
December 31, 2022:	2022	2021	2020	2019	2018	Prior	Total
Internal credit quality grade:
High investment grade	$698	$684	$327	$561	$422	$1,565	$4,257
Investment grade	586	284	248	279	252	531	2,180
Average	—	6	—	39	52	83	180
Watch list	—	—	—	—	—	—	—
In or near default	—	—	—	—	—	36	36
Total	$1,284	$974	$575	$879	$726	$2,215	$6,653

	Recorded Investment
	Year of Origination
December 31, 2021:	2021	2020	2019	2018	2017	Prior	Total
Internal credit quality grade:
High investment grade	$725	$402	$645	$461	$344	$1,534	$4,111
Investment grade	367	272	331	301	296	502	2,069
Average	6	—	27	39	5	32	109
Watch list	—	—	—	—	—	4	4
In or near default	—	—	—	—	—	36	36
Total	$1,098	$674	$1,003	$801	$645	$2,108	$6,329

The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of December 31, 2022 and 2021 (dollars in millions):

	2022	2021
Current	$6,617	$6,329
Greater than 90 days	36	—
Total	$6,653	$6,329
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans as of December 31, 2022, 2021 and 2020 (dollars in millions):

	2022	2021	2020
Balance, beginning of period	$35	$64	$12
Adoption of new accounting standard	—	—	14
Change in allowance for credit losses	16	(29)	38
Balance, end of period	$51	$35	$64
During the year ended December 31, 2022, the Company restructured three mortgage loans to interest only payments as a result of lower occupancy levels, one of which was paid in full as of December 31, 2022. The total recorded investment before allowance for credit losses for mortgage loans, which were modified and met the criteria of Troubled Debt Restructuring (“TDR”), is $67 million as of December 31, 2022. During the year ended December 31, 2021, the Company did not have any significant loans that were modified and met the criteria of a TDR. The Company has two mortgage loans in the aggregate amount of $36 million that were on a nonaccrual status as of December 31, 2022. The Company had no mortgage loans that were on a nonaccrual status as of December 31, 2021. The Company did not acquire any impaired mortgage loans during the years ended December 31, 2022 and 2021.
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
Funds Withheld at Interest
As of December 31, 2022, $3.8 billion of the funds withheld at interest balance is primarily associated with two clients. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of December 31, 2022 and 2021 are as follows (dollars in millions):

	2022	2021
Limited partnerships - equity method	$934	$780
Limited partnerships - fair value	683	581
Limited partnerships - cost method	49	63
Real estate joint ventures	661	572
Total limited partnerships and real estate joint ventures	$2,327	$1,996
Other Invested Assets
Other invested assets include lifetime mortgages and derivative contracts. Other invested assets also includes FHLB common stock and unit-linked investments, which are included in “Other” in the table below. As of December 31, 2022 and 2021, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of December 31, 2022 and 2021 are as follows (dollars in millions):

	2022	2021
Lifetime mortgages	868	758
Derivatives	170	175
Other	102	141
Total other invested assets	$1,140	$1,074
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
The Company sells protection under single name credit default swaps and credit default swap index tranches, as well as other credit derivatives, to diversify its credit risk exposure in certain portfolios and, in combination with purchasing securities, to replicate characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for indexed reference entities and single name reference entities are defined in the contracts. The Company’s maximum exposure to credit loss equals the notional value for credit default swaps. In the event of default of a referencing entity, the Company is typically required to pay the protection holder the full notional value less a recovery amount determined at auction. The Company uses credit default swaps which do not qualify for hedge accounting treatment.
Equity Derivatives
Exchange-traded equity futures are used primarily to economically hedge liabilities embedded in certain variable annuity products. With exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the relevant stock indices. The Company posts variation margin on a daily basis in an amount equal to the difference between the daily estimated fair values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. The Company uses exchange-traded futures which do not qualify for hedge accounting treatment.
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products. To hedge against adverse changes in equity indices, the Company buys put options. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price. The Company uses equity index options which do not qualify for hedge accounting treatment.
Foreign Currency Derivatives
Foreign currency swaps are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. With a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the termination of the currency swap by each party. The Company uses foreign currency swaps in hedges of net investments in foreign operations, cash flow hedges, fair value hedges and non-qualifying hedging relationships.
Foreign currency forwards are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. With a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made in a different currency at the specified future date. The Company uses foreign currency forwards in hedges of net investments in foreign operations and non-qualifying hedging relationships.
Interest Rate Derivatives
Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates, to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches) and to manage the risk of cash flows of liabilities that are variable based on a benchmark rate. With an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between two rates, which can be either fixed-rate or floating-rate interest amounts, tied to an agreed-upon notional principal amount. These transactions are executed pursuant to master agreements that provide for a single net payment or individual gross payments at each due date. The Company uses interest rate swaps in cash flow and non-qualifying hedging relationships.

Interest rate options include swaptions that are used by the Company to hedge interest rate risk associated with the Company’s long-term liabilities and invested assets. A swaption is an option to enter a swap with a forward starting effective date. The Company pays a premium for purchased swaptions. The Company uses swaptions which do not qualify for hedge accounting treatment.
Total return swaps are used by the Company to exchange, at specified intervals, the difference between the economic risk and calculated rate of return of an asset or a market index and a benchmark interest rate, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. Total return swaps are used by the Company to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). The Company uses total return swaps which do not qualify for hedge accounting treatment.
Forward bond purchase commitments are used by the Company to hedge against the variability in the anticipated cash flows required to purchase securities. With forward bond purchase commitments, the forward price is agreed upon at the time of the contract and payment for such contract is made at the future specified settlement date of the securities. The Company uses forward bond purchase commitments in cash flow hedges.
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

Summary of Derivative Positions
Derivatives, except for embedded derivatives, are included in other invested assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the consolidated balance sheets with the host contract in funds withheld at interest or other liabilities, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of December 31, 2022 and 2021 (dollars in millions):

		December 31, 2022			December 31, 2021
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,271	$2	$2	$1,273	$66	$1
Interest rate options	Interest rate	7,756	34	—	—	—	—
Total return swaps	Interest rate	500	18	—	—	—	—
Financial futures	Equity	260	—	—	240	—	—
Foreign currency swaps	Foreign currency	150	18	—	150	1	—
Foreign currency forwards	Foreign currency	766	50	—	395	2	4
CPI swaps	CPI	496	20	3	563	34	7
Credit default swaps	Credit	1,523	2	21	1,321	29	1
Equity options	Equity	358	38	—	472	29	—
Synthetic GICs	Interest rate	17,411	—	—	16,143	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	363	371	—	227	62
Indexed annuity products		—	—	530	—	—	693
Variable annuity products		—	—	124	—	—	162
Total non-hedging derivatives		30,491	545	1,051	20,557	388	930
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/interest rate	1,310	3	113	941	4	33
Foreign currency swaps	Foreign currency	114	—	—	153	1	—
Foreign currency forwards	Foreign currency	1,019	38	1	1,320	14	11
Forward bond purchase commitments	Interest rate	407	—	96	545	14	1
Total hedging derivatives		2,850	41	210	2,959	33	45
Total derivatives		$33,341	$586	$1,261	$23,516	$421	$975

Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps for the years ended December 31, 2022, 2021 and 2020 were as follows (dollars in millions):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items
		Investment Related Gains (Losses)
For the Year Ended December 31, 2022:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(1)	$7
For the Year Ended December 31, 2021:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(4)	$6
For the Year Ended December 31, 2020:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$8	$(10)
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
The following table presents the components of AOCI, before income tax, and the consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the years ended December 31, 2022, 2021 and 2020 (dollars in millions):

Amounts Included in AOCI
Balance December 31, 2019	$(26)
Gains (losses), net deferred in other comprehensive income (loss)	(27)
Amounts reclassified to net investment income	—
Amounts reclassified to interest expense	4
Balance December 31, 2020	(49)
Gains (losses), net deferred in other comprehensive income (loss)	20
Amounts reclassified to net investment income	—
Amounts reclassified to interest expense	7
Balance December 31, 2021	(22)
Gains (losses), net deferred in other comprehensive income (loss)	(192)
Amounts reclassified to net investment income	8
Amounts reclassified to interest expense	1
Balance December 31, 2022	$(205)
As of December 31, 2022, approximately $10 million of before-tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest income during the next twelve months. As of December 31, 2022, approximately $1 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.

The following table presents the effect of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the years ended December 31, 2022, 2021 and 2020 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
For the year ended December 31, 2022:		Investment Related Gains (Losses)	Investment Income	Interest Expense
Interest rate	$(187)	$—	$—	$(1)
Foreign currency/interest rate	(5)	—	(8)	—
Total	$(192)	$—	$(8)	$(1)

For the year ended December 31, 2021:
Interest rate	$28	$—	$—	$(7)
Foreign currency/interest rate	(8)	—	—	—
Total	$20	$—	$—	$(7)

For the year ended December 31, 2020:
Interest rate	$(33)	$—	$—	$(4)
Foreign currency/interest rate	6	—	—	—
Total	$(27)	$—	$—	$(4)
For the years ended December 31, 2022, 2021 and 2020, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the years ended December 31, 2022, 2021 and 2020 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	For the years ended December 31,
Type of NIFO Hedge	2022	2021	2020
Foreign currency swaps	$—	$(2)	$1
Foreign currency forwards	73	—	(30)
Total	$73	$(2)	$(29)
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $210 million and $137 million as of December 31, 2022 and 2021, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 is as follows (dollars in millions):

		Gains (Losses) for the years ended December 31,
Type of Non-hedging Derivative	Income Statement Location of Gains (Losses)	2022	2021	2020
Interest rate swaps	Investment related gains (losses), net	$(131)	$(34)	$76
Interest rate options	Investment related gains (losses), net	3	—	—
Total return swaps	Investment related gains (losses), net	21	—	—
Financial futures	Investment related gains (losses), net	28	(24)	(47)
Foreign currency swaps	Investment related gains (losses), net	21	20	(7)
Foreign currency forwards	Investment related gains (losses), net	(93)	(20)	5
CPI swaps	Investment related gains (losses), net	31	46	16
Credit default swaps	Investment related gains (losses), net	(66)	33	16
Equity options	Investment related gains (losses), net	14	(33)	—
Subtotal		(172)	(12)	59
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(173)	107	(62)
Indexed annuity products	Interest credited	98	10	(30)
Variable annuity products	Investment related gains (losses), net	38	(7)	8
Total non-hedging derivatives		$(209)	$98	$(25)
Changes in the credit valuation adjustment utilized by the Company to value its embedded derivatives resulted in investment related gains (losses), net of approximately $2 million $(36) million and $70 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company as of December 31, 2022 and 2021 (dollars in millions):

	2022			2021
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$(18)	$428	18.7	$28	$600	14.2
BBB+/BBB/BBB-
Single name credit default swaps	1	155	3.3	1	141	2.4
Credit default swaps referencing indices	—	915	6.2	—	565	5.1
Subtotal	1	1,070	5.8	1	706	4.6
BB+/BB/BB-
Single name credit default swaps	(2)	25	3.2	(1)	15	3.5
Total	$(19)	$1,523	9.4	$28	$1,321	9.0
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
The Company has elected to include all derivatives, except embedded derivatives, in the table below, irrespective of whether they are subject to an enforceable master netting arrangement or a similar agreement. See Note 4 – “Investments” for information regarding the Company’s securities borrowing, lending, and repurchase/reverse repurchase agreements. See “Embedded Derivatives” above for information regarding the Company’s bifurcated embedded derivatives.

The following table provides information relating to the netting of the Company’s derivative instruments as of December 31, 2022 and December 31, 2021 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments/Collateral (1)	Net Amount
December 31, 2022:
Derivative assets	$223	$(53)	$170	$(170)	$—
Derivative liabilities	236	(53)	183	(183)	$—
December 31, 2021:
Derivative assets	$194	$(19)	$175	$(175)	$—
Derivative liabilities	58	(19)	39	(39)	$—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of December 31, 2022, the Company had credit exposure of $14 million.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 are summarized below (dollars in millions):

December 31, 2022:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities – available-for-sale:
Corporate	$33,969	$—	$29,670	$4,299
Canadian government	3,626	—	3,626	—
RMBS	941	—	931	10
ABS	3,878	—	2,603	1,275
CMBS	1,623	—	1,555	68
U.S. government	1,482	1,388	85	9
State and political subdivisions	1,119	—	1,093	26
Other foreign government	6,263	—	6,228	35
Total fixed maturity securities – available-for-sale	52,901	1,388	45,791	5,722
Equity securities	134	68	—	66
Funds withheld at interest – embedded derivatives	(370)	—	—	(370)
Funds withheld at interest	54	—	—	54
Cash equivalents	1,535	1,535	—	—
Short-term investments	121	54	54	13
Other invested assets:
Derivatives	170	—	170	—
Other	23	—	23	—
Total other invested assets	193	—	193	—
Total	$54,568	$3,045	$46,038	$5,485
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$653	$—	$—	$653
Other liabilities:
Funds withheld at interest – embedded derivatives	(361)	—	—	(361)
Derivatives	183	—	183	—
Total	$475	$—	$183	$292
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of December 31, 2022, the fair value of such investments was $683 million.

December 31, 2021:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities – available-for-sale:
Corporate	$38,103	$—	$34,215	$3,888
Canadian government	4,944	—	4,944	—
RMBS	1,050	—	1,049	1
ABS	4,005	—	2,908	1,097
CMBS	1,849	—	1,768	81
U.S. government	2,105	1,993	100	12
State and political subdivisions	1,323	—	1,290	33
Other foreign government	7,370	—	7,337	33
Total fixed maturity securities – available-for-sale	60,749	1,993	53,611	5,145
Equity securities	151	101	—	50
Funds withheld at interest – embedded derivatives	104	—	—	104
Funds withheld at interest	83	—	—	83
Cash equivalents	1,138	1,138	—	—
Short-term investments	64	—	36	28
Other invested assets:
Derivatives	175	—	175	—
Other	52	—	52	—
Total other invested assets	227	—	227	—
Total	$62,516	$3,232	$53,874	$5,410
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$855	$—	$—	$855
Other liabilities:
Funds withheld at interest – embedded derivatives	(61)	—	—	(61)
Derivatives	39	—	39	—
Total	$833	$—	$39	$794
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of December 31, 2021, the fair value of such investments was $581 million.
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
Credit Valuation Adjustment – The Company bases its CVA on corporate Option-adjusted spread (“OAS”) indexes and market conditions adjusted for the Company’s specific factors. The input assumptions are a combination of externally derived and publicly available information, corporate OAS indexes, market inputs, and internally developed data based on Company specific investments by rating category.
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
Other – FVO contractholder-directed investments supporting unit-linked variable annuity type liabilities consist of fixed maturity securities. The fair value of the fixed maturity contractholder-directed securities is determined on a basis consistent with the methodologies described above for fixed maturity securities and are classified within Level 2 of the hierarchy.
Derivative Assets and Derivative Liabilities – All of the derivative instruments utilized by the Company are classified within Level 2 on the fair value hierarchy. These derivatives are principally valued using an income approach. Valuations of interest rate contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, London Interbank Offered Rate (“LIBOR”) basis curves, Secured Overnight Financing Rate (“SOFR”) basis curves, Overnight Index Swaps curves, and repurchase rates. Valuations of foreign currency contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves. Valuations of credit contracts, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility.

Quantitative Information Regarding Internally-Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of December 31, 2022 and 2021 (dollars in millions):

	Estimated Fair Value		Valuation	Unobservable	Range (Weighted Average)
Assets:	2022	2021	Technique	Input	2022	2021
Corporate	$25	$49	Market comparable securities	Liquidity premium	1%	0-1% (1%)
				EBITDA Multiple	5.3x	5.2x-7.0x (6.4x)
ABS	274	205	Market comparable securities	Liquidity premium	0-18% (2%)	2-18% (4%)
U.S. government	9	12	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	9	5	Market comparable securities	EBITDA Multiple	8.4x-11.2x (9.6x)	6.9x-10.6x (8.0x)

Funds withheld at interest – embedded derivatives	(34)	182	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (17%)	0-35% (18%)
				Withdrawal	0-5% (4%)	0-5% (4%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-4% (2%)	1-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	530	693	Discounted cash flow	Mortality	0-100% (3%)	0-100% (2%)
				Lapse	0-35% (16%)	0-35% (16%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	1-4% (2%)	1-4% (2%)
Interest-sensitive contract liabilities – embedded derivatives – variable annuities	124	162	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25% (3%)	0-25% (4%)
				Withdrawal	0-7% (6%)	0-7% (5%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (13%)	0-27% (14%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the year ended December 31, 2022:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives, net(1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$3,888	$33	$1,179	$45	$50	$28	$165	$83	$(855)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	6	—	—	—	—	—	—	(14)	—
Investment related gains (losses), net	(8)	—	(11)	(1)	6	1	(173)	—	38
Interest credited	—	—	—	—	—	—	—	—	98
Included in other comprehensive income (loss)	(474)	(11)	(194)	(4)	—	(1)	—	(8)	—
Purchases(2)	1,669	—	521	—	14	33	—	3	1
Sales(2)	(182)	—	(58)	(6)	(4)	—	—	—	—
Settlements(2)	(577)	—	(140)	(5)	—	(28)	—	(10)	65
Transfers into Level 3	88	13	130	10	—	—	—	—	—
Transfers out of Level 3	(111)	—	(74)	(4)	—	(20)	—	—	—
Fair value, end of period	$4,299	$35	$1,353	$35	$66	$13	$(8)	$54	$(653)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$4	$—	$—	$—	$—	$—	$—	$(14)	$—
Investment related gains (losses), net	(18)	—	(10)	—	4	—	(173)	—	33
Interest credited	—	—	—	—	—	—	—	—	33
Included in other comprehensive income (loss)	(467)	(11)	(195)	(4)	—	—	—	(8)	—
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

For the year ended December 31, 2021:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives, net(1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$3,029	$17	$254	$23	$53	$15	$58	$56	$(907)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	5	—	1	—	—	—	—	(4)	—
Investment related gains (losses), net	(5)	—	—	—	13	—	107	—	(7)
Interest credited	—	—	—	—	—	—	—	—	10
Included in other comprehensive income (loss)	(28)	(4)	(6)	—	—	—	—	(1)	—
Purchases(2)	1,506	25	1,038	—	9	31	—	36	(34)
Sales(2)	(53)	—	(6)	—	(25)	(3)	—	—	—
Settlements(2)	(587)	(5)	(186)	(3)	—	(10)	—	(4)	83
Transfers into Level 3	29	—	84	25	—	—	—	—	—
Transfers out of Level 3	(8)	—	—	—	—	(5)	—	—	—
Fair value, end of period	$3,888	$33	$1,179	$45	$50	$28	$165	$83	$(855)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$4	$—	$1	$—	$—	$—	$—	$(4)	$—
Investment related gains (losses), net	(7)	—	—	—	7	—	107	—	(15)
Interest credited	—	—	—	—	—	—	—	—	(72)
Included in other comprehensive income (loss)	(24)	(4)	(6)	—	—	—	—	(1)	—
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

For the year ended December 31, 2020:	Fixed maturity securities – available-for-sale						Funds withheld at interest –embedded derivatives	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$2,186	$720	$208	$25	$77	$2	$121	$—	$(930)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	2	—	—	—	—	—	—	(4)	—
Investment related gains (losses), net	(22)	—	—	—	(13)	—	(63)	—	8
Interest credited	—	—	—	—	—	—	—	—	(30)
Included in other comprehensive income (loss)	28	1	(7)	1	—	—	—	—	—
Purchases(1)	1,193	—	149	—	3	17	—	60	(32)
Sales(1)	(182)	—	(5)	—	—	—	—	—	—
Settlements(1)	(229)	—	(59)	(3)	—	(3)	—	—	77
Transfers into Level 3	57	—	38	—	—	—	—	—	—
Transfers out of Level 3	(4)	(704)	(70)	—	(14)	(1)	—	—	—
Fair value, end of period	$3,029	$17	$254	$23	$53	$15	$58	$56	$(907)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$—	$—	$—	$—	$—	$—	$—	$(4)	$—
Investment related gains (losses), net	(23)	—	—	—	(13)	—	(63)	—	(2)
Interest credited	—	—	—	—	—	—	—	—	(107)
Included in other comprehensive income (loss)	(34)	1	(8)	1	—	—	—	—	—
(1)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. For the years ended December 31, 2022 and 2021, the Company did not have any material assets that were measured at fair value due to impairment.

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of December 31, 2022 and 2021 (dollars in millions). This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

		Estimated Fair	Fair Value Measurement Using:
December 31, 2022:	Carrying Value (1)	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans	$6,590	$6,109	$—	$—	$6,109
Policy loans	1,231	1,231	—	1,231	—
Funds withheld at interest	6,319	5,884	—	—	5,884
Limited partnerships – cost method	49	52	—	—	52
Cash and cash equivalents	1,392	1,392	1,392	—	—
Short-term investments	33	33	33	—	—
Other invested assets	947	758	4	65	689
Accrued investment income	630	630	—	630	—
Liabilities:
Interest-sensitive contract liabilities	$23,493	$23,065	$—	$—	$23,065
Other liabilities – funds withheld at interest	1,596	1,321	—	—	1,321
Long-term debt	3,961	3,670	—	—	3,670

December 31, 2021:
Assets:
Mortgage loans	$6,283	$6,580	$—	$—	$6,580
Policy loans	1,234	1,234	—	1,234	—
Funds withheld at interest	6,747	7,075	—	—	7,075
Limited partnerships – cost method	63	81	—	—	81
Cash and cash equivalents	1,810	1,810	1,810	—	—
Short-term investments	23	23	23	—	—
Other invested assets	847	826	6	70	750
Accrued investment income	533	533	—	533	—
Liabilities:
Interest-sensitive contract liabilities	$18,625	$19,540	$—	$—	$19,540
Other liabilities – funds withheld at interest	1,658	1,657	—	—	1,657
Long-term debt	3,667	3,886	—	—	3,886
Collateral finance and securitization notes	180	153	—	—	153
(1)Carrying values presented herein may differ from those in the Company’s consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
Mortgage Loans – The fair value of mortgage loans is estimated by discounting cash flows, both principal and interest, using current interest rates for mortgage loans with similar credit ratings and similar remaining maturities. As such, inputs include current treasury yields and spreads, which are based on the credit rating and average life of the loan, corresponding to the market spreads. The valuation of mortgage loans is considered Level 3 in the fair value hierarchy.
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
Limited Partnerships – The fair value of limited partnerships accounted for using the cost method, considered Level 3 in the fair value hierarchy, is estimated by internally developed valuation techniques.
Cash and Cash Equivalents and Short-term Investments – The carrying values of cash and cash equivalents and short-term investments approximate fair values due to the short-term maturities of these instruments and are considered Level 1 in the fair value hierarchy.

Other Invested Assets – This primarily includes lifetime mortgages, FHLB common stock, and cash collateral. The fair value of the Company’s lifetime mortgage loan portfolio, considered Level 3 in the fair value hierarchy, is estimated by discounting cash flows, both principal and interest, using a risk-free rate plus an illiquidity premium. The cash flow analysis considers future expenses, changes in property prices, and actuarial analysis of borrower behavior, mortality and morbidity. The fair value of the Company’s common stock investment in the FHLB is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy. The fair value of the Company’s cash collateral is considered to be the carrying value and considered to be Level 1 in the fair value hierarchy.
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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of the insurance and reinsurance companies from which it assumes and to which it cedes reinsurance. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2022 and 2021, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2022, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.

The following table presents information for the Company’s reinsurance ceded receivables and other, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of December 31, 2022 and 2021 (dollars in millions):

		2022		2021
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A-	$1,605	65.2%	$1,626	63.0%
Reinsurer B	A+	401	16.3	423	16.4
Reinsurer C	A+	200	8.1	212	8.2
Reinsurer D	A	52	2.1	59	2.3
Reinsurer E	A+	41	1.7	44	1.7
Reinsurer F	A++	35	1.4	42	1.6
Other reinsurers		128	5.2	174	6.8
Total		$2,462	100.0%	$2,580	100.0%
Included in the total ceded reinsurance receivables balance were $183 million and $203 million of claims recoverable, of which $16 million and $10 million were in excess of 90 days past due, as of December 31, 2022 and 2021, respectively. Also included in the total reinsurance ceded receivable and other is a deposit asset on reinsurance of $1,605 million and $1,626 million as of December 31, 2022 and 2021, respectively.
The effect of reinsurance on net premiums is as follows (dollars in millions):

Years ended December 31,	2022	2021	2020
Direct insurance	$26	$33	$58
Reinsurance assumed	13,823	13,348	12,583
Reinsurance ceded	(771)	(868)	(947)
Net premiums	$13,078	$12,513	$11,694
The effect of reinsurance on claims and other policy benefits as follows (dollars in millions):

Years ended December 31,	2022	2021	2020
Direct insurance	$56	$37	$97
Reinsurance assumed	12,736	13,725	11,931
Reinsurance ceded	(746)	(986)	(953)
Net claims and other policy benefits	$12,046	$12,776	$11,075
The effect of reinsurance on life reinsurance in force is shown in the following schedule (dollars in millions):

	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2022	$1,027	$3,400,735	$151,569	$3,250,193	104.6%
December 31, 2021	1,117	3,467,054	166,842	3,301,329	105.0
December 31, 2020	1,990	3,480,692	184,625	3,298,057	105.5
At December 31, 2022 and 2021, respectively, the Company provided approximately $28.7 billion and $25.9 billion of financial reinsurance, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, to other insurance companies under financial reinsurance or capital solutions transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance treaties, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business but would reduce premiums in subsequent periods. Additionally, some reinsurance treaties give the ceding company the right to require the Company to place assets in trust for their benefit to support the ceding company’s statutory reserve credits, in the event of a downgrade of the Company’s credit ratings and or other statutory measure to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2022, neither the Company nor its subsidiaries have been required to post additional collateral or have had a reinsurance treaty recaptured as a result of credit downgrade or defined statutory measure decline.

Certain reinsurance treaties require the reinsurer to place assets in trust to collateralize the reinsurer’s obligation to the ceding company. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $3.7 billion and $4.1 billion were held in trust for the benefit of the Company’s subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2022 and 2021, respectively. Additionally, securities with an amortized cost of $31.5 billion and $28.7 billion as of December 31, 2022 and 2021, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary to another subsidiary, post additional collateral or make payments under a given reinsurance treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a reinsurance treaty, or loss of license or other regulatory authorization of such subsidiary. If the Company was ever required to move reinsurance from one subsidiary to another subsidiary, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional collateral may need to be posted or additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Note 8   DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in millions):

Years ended December 31,	2022	2021	2020
Balance, beginning of year	$3,690	$3,616	$3,512
Capitalization	632	541	478
Amortization (including interest)	(547)	(496)	(405)
Change in value of embedded derivatives	93	(36)	22
Attributed to unrealized investment gains (losses)	171	33	(26)
Foreign currency translation	(65)	32	35
Balance, end of year	$3,974	$3,690	$3,616
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
Note 9   INCOME TAX
On August 16, 2022, the Inflation Reduction Act of 2022 (“the Act”) was enacted in the U.S. The Act includes law changes relating to tax, climate change, energy and health care. In particular, for tax years ending after December 31, 2022, the Act imposes a 15% minimum tax on adjusted financial statement income for applicable corporations with average financial statement income over $1 billion for the previous 3-year period ending in 2022 or after. The Act also imposes a 1% excise tax on stock buybacks of a publicly traded corporation. The tax provisions are not expected to have a material impact on the Company’s tax expense.
Pre-tax income for the years ended December 31, 2022, 2021 and 2020 consists of the following (dollars in millions):

	2022	2021	2020
Pre-tax income – U.S.	$399	$327	$79
Pre-tax income – foreign	432	364	474
Total pre-tax income	$831	$691	$553

The provision for income tax expense for the years ended December 31, 2022, 2021 and 2020 consists of the following (dollars in millions):

	2022	2021	2020
Current income tax expense (benefit):
U.S.	$9	$91	$75
Foreign	120	72	79
Total current	129	163	154
Deferred income tax expense (benefit):
U.S.	68	(127)	(60)
Foreign	7	38	44
Total deferred	75	(89)	(16)
Total provision for income taxes	$204	$74	$138
The Company’s effective tax rate differed from the U.S. federal income tax statutory rate of 21% as a result of the following for the years ended December 31, 2022, 2021 and 2020 (dollars in millions):

	2022	2021	2020
Tax provision at U.S. statutory rate	$175	$145	$116
Increase (decrease) in income taxes resulting from:
Tax rate differences on income in other jurisdictions	21	51	21
Differences in tax basis in foreign jurisdictions	10	(4)	(32)
Deferred tax valuation allowance	(6)	(18)	10
Amounts related to uncertain tax positions	3	(119)	10
Equity based compensation	(2)	(1)	(1)
Corporate rate changes	2	29	13
GILTI, net of credits	21	11	13
Subpart F for non-full inclusion companies	60	2	—
Foreign tax credits	(67)	(10)	(7)
Return to provision adjustments	(13)	(17)	(4)
Other, net	—	5	(1)
Total provision for income taxes	$204	$74	$138
Effective tax rate (1)	24.6%	10.6%	24.9%
(1)    The Company rounds amounts in the financial statements to millions and calculates the effective tax rate from the underlying whole-dollar amounts. Thus certain amounts may not recalculate based on the numbers due to rounding.
The effective tax rate for 2022 was higher than the U.S. Statutory rate of 21.0% primarily as a result of income in jurisdictions with tax rates differing from the U.S., Subpart F income, generated primarily in RGA Canada, and GILTI generated in Australia, Ireland, Hodge Life Assurance Company Limited, and Omnilife Insurance Company Limited. These expenses were offset with benefits from foreign tax credits and return to provision adjustments. The effective tax rate for 2021 was lower than the U.S. Statutory rate of 21.0% primarily as a result of the release of uncertain tax positions due to the expiration of the statute of limitations, and the release of valuation allowances primarily due to income earned in RGA Australia. This benefit was partially offset by income earned in jurisdictions with tax rates higher than the U.S. and GILTI, primarily Canada and Australia. Furthermore, the UK enacted an increase to the statutory tax rate resulting in a tax expense from the remeasurement of the deferred tax liabilities.
Total income taxes for the years ended December 31, 2022, 2021 and 2020 were as follows (dollars in millions):

	2022	2021	2020
Provision for income taxes	$204	$74	$138
Income tax from OCI and additional paid-in-capital:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	(2,495)	(520)	611
Foreign currency translation	21	23	(9)
Unrealized pension and post retirement	7	7	(1)
Total income taxes provided	$(2,263)	$(416)	$739

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2022 and 2021, are presented in the following tables (dollars in millions):

	2022	2021
Deferred income tax assets:
Nondeductible accruals	$90	$85
Net operating loss carryforward	295	251
Tax Credit Carryforward	80	50
Invested assets	1,309	—
Other	11	3
Subtotal	1,785	389
Valuation allowance	(221)	(218)
Total deferred income tax assets	1,564	171
Deferred income tax liabilities:
Deferred acquisition costs	756	754
Policy reserves and other reinsurance liabilities	820	1,085
Invested assets	—	793
Outside basis difference foreign subsidiaries	268	260
Foreign currency translation	90	66
Anticipated future tax credit reduction	85	58
Total deferred income tax liabilities	2,019	3,016
Net deferred income tax liabilities	$455	$2,845
Balance sheet presentation of net deferred income tax liabilities:
Included in other assets	$281	$41
Included in deferred income taxes	736	2,886
Net deferred income tax liabilities	$455	$2,845
As of December 31, 2022, the valuation allowance against deferred tax assets was $221 million. During 2022, the Company established a $25 million valuation allowance on certain unrealized losses in the Company’s fixed maturity portfolio due to limitations on the utilization of the deferred tax asset. Additionally, there were increases to the valuation allowance related to losses in foreign subsidiaries that do not have a history of income. These increases were partially offset by pretax earnings in certain subsidiaries with valuation allowances and foreign currency translation.
As of December 31, 2021, the valuation allowance against deferred tax assets was $218 million. During 2021 there were decreases to the valuation allowance due to pretax earnings in certain subsidiaries with valuation allowances. These decreases were partially offset by increases in the valuation allowance due to losses in subsidiaries that do not have a history of income. The valuation allowance was further impacted by changes in foreign currency translation during the year.
The earnings of substantially all of the Company's foreign subsidiaries have been permanently reinvested in foreign operations. The Company has provided a deferred tax liability for the future expected tax on foreign subsidiaries where the Company cannot assert permanent reinvestment. At December 31, 2022 and 2021, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $1.6 billion and $1.8 billion, respectively. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds were repatriated.
During 2022, 2021, and 2020, the Company received federal and foreign income tax refunds of approximately $3 million, $20 million, and $59 million, respectively. The Company made cash income tax payments of approximately $131 million, $388 million, and $167 million, in 2022, 2021, and 2020, respectively.
The following table presents consolidated net operating losses (“NOL”) as of December 31, 2022 (dollars in millions):

2022
NOL with no expiration and with no valuation allowance	$472
NOL with a full valuation allowance	161
NOL with no expiration and a partial valuation allowance	527
Total net operating loss carryforwards	$1,160
These net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, are not expected to be lost, due to the application of tax planning strategies that management would utilize.
As of December 31, 2022, the Company had foreign tax credit carryforwards of $56 million related to the U.S. and Ireland. The Ireland foreign tax credit of $24 million has a full valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service and is subject to audit by taxing authorities in other foreign jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2019, Canadian tax authorities for years prior to 2017 and with a few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years prior to 2018.
As of December 31, 2022, the Company’s total amount of unrecognized tax benefits is $35 million all of which would affect the effective tax rate, if recognized. Management believes it is reasonably possible that the unrecognized tax benefit could decrease by up to $14 million over the next 12 months if statutes expire.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020, is as follows (dollars in millions):

	Total Unrecognized Tax Benefits
	2022	2021	2020
Beginning balance, January 1	$34	$342	$333
Additions for tax positions of prior years	2	2	281
Reductions for tax positions of prior years	(4)	(312)	(278)
Additions for tax positions of current year	3	2	6
Ending balance, December 31	$35	$34	$342
The Company recognized minimal interest expense (benefit) associated with uncertain tax positions in 2022, $(31) million in 2021 and $11 million in 2020. As of December 31, 2022 and 2021 the Company had $3 million and $3 million of accrued interest related to unrecognized tax benefits. There are no penalties accrued as of December 31, 2022 or December 31, 2021.
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
A December 31 measurement date is used for all of the defined benefit and postretirement plans. The status of these plans as of December 31, 2022 and 2021 is summarized below (dollars in millions):

	December 31,
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$256	$254	$75	$81
Service cost	17	18	3	3
Interest cost	6	4	2	2
Participant contributions	—	—	—	—
Amendments	—	—	2	(3)
Actuarial (gains) losses	(50)	(8)	(20)	(6)
Benefits paid	(12)	(12)	(2)	(2)
Foreign exchange translations and other adjustments	(3)	—	—	—
Benefit obligation at end of year	$214	$256	$60	$75

	December 31,
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Change in plan assets:
Fair value of plan assets at beginning of year	$179	$157	$—	$—
Actual return on plan assets	(30)	15	—	—
Employer contributions	21	19	2	2
Participant contributions	—	—	—	—
Benefits paid	(12)	(12)	(2)	(2)
Fair value of plan assets at end of year	$158	$179	$—	$—
Funded status at end of year	$(56)	$(77)	$(60)	$(75)

	December 31,
	Qualified Plans		Non-Qualified Plans(1)		Total
	2022	2021	2022	2021	2022	2021
Aggregate fair value of plan assets	$158	$179	$—	$—	$158	$179
Aggregate projected benefit obligations	142	166	72	90	214	256
Over (under) funded	$16	$13	$(72)	$(90)	$(56)	$(77)
(1)For non-qualified plans, there are no required funding levels.

	December 31,
	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Amounts recognized in accumulated other comprehensive income (loss):
Net actuarial (gain) loss	$40	$52	$(1)	$20
Net prior service cost (credit)	—	—	(6)	(9)
Total	$40	$52	$(7)	$11
The following table presents information for pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2022 and 2021 (dollars in millions):

	2022	2021
Projected benefit obligation	$73	$256
Fair value of plan assets	—	179
The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2022 and 2021 (dollars in millions):

	2022	2021
Accumulated benefit obligation	$66	$248
Fair value of plan assets	—	179

The components of net periodic benefit cost, included in other operating expenses on the consolidated statements of income, and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in millions):

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Net periodic benefit cost:
Service cost	$17	$18	$14	$3	$3	$3
Interest cost	6	4	6	2	2	2
Expected return on plan assets	(12)	(10)	(9)	—	—	—
Amortization of net actuarial losses	3	6	5	1	2	2
Amortization of prior service cost (credit)	—	—	—	(2)	(1)	(1)
Settlements	—	—	—	—	—	—
Net periodic benefit cost	14	18	16	4	6	6

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gains) losses	(9)	(13)	17	(20)	(6)	(8)
Amortization of net actuarial (losses)	(3)	(6)	(5)	(1)	(2)	(2)
Amortization of prior service (cost) credit	—	—	—	2	1	1
Settlements	—	—	—	—	—	—
Prior service cost (credit)	—	—	—	1	(3)	—
Foreign exchange translations and other adjustments	—	—	—	—	—	—
Total recognized in other comprehensive income (loss)	(12)	(19)	12	(18)	(10)	(9)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2	$(1)	$28	$(14)	$(4)	$(3)
The Company has met the minimum funding requirements for its qualified pension plans and is not required to contribute to the qualified pension plans during 2023. The Company has not determined whether, and to what extent, contributions may be made to the qualified pension plans in 2023. During 2023, the Company expects to contribute $4 million and $2 million to its non-qualified pension plans and other benefit plans, respectively.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in millions):

	Pension Benefits	Other Benefits
2023	$12	$2
2024	15	3
2025	16	3
2026	17	3
2027	17	4
2028 – 2032	99	21
Assumptions
The weighted average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Benefit obligation
Discount rate	5.00%	2.64%	2.22%	4.99%	2.76%	2.41%
Rate of compensation increase	4.96%	4.74%	4.69%	n/a	n/a	n/a
Net periodic benefit cost
Discount rate	2.65%	2.21%	3.03%	2.76%	2.41%	3.17%
Expected long-term rate of return on plan assets	6.50%	6.50%	7.00%	n/a	n/a	n/a
Rate of compensation increase	4.75%	4.71%	4.60%	n/a	n/a	n/a

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
The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	As of December 31,
	2022	2021
Health care cost trend rates assumed for next year	7.00%	6.50%
Ultimate cost trend rate	4.50%	4.50%
Year ultimate trend is reached	2028	2026
Plan Assets
Target allocations of U.S. qualified pension plan assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets are 60% equity securities and 40% debt securities as of December 31, 2022 and 2021. The Company’s plan assets are invested in mutual funds. The mutual funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.
The fair values of the Company’s qualified pension plan assets as of December 31, 2022 and 2021 are summarized below (dollars in millions):

	December 31, 2022
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(1)	$158	$158	$—	$—
Cash	—	—	—	—
Total	$158	$158	$—	$—
(1)Mutual funds were invested 25% in U.S. equity funds, 40% in U.S. fixed income funds, 16% in non-U.S. equity funds and 19% in other.

	December 31, 2021
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(2)	$179	$179	$—	$—
Cash	—	—	—	—
Total	$179	$179	$—	$—
(2)Mutual funds were invested 27% in U.S. equity funds, 38% in U.S. fixed income funds, 18% in non-U.S. equity funds and 17% in other.
As of December 31, 2022 and 2021, the Company classified all of its qualified pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 6 – “Fair Value of Asset and Liabilities” for additional detail on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of RGA also sponsor savings and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans were $23 million, $21 million and $19 million in 2022, 2021 and 2020, respectively.

Note 11    FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS – SIGNIFICANT SUBSIDIARIES
The domestic and foreign insurance subsidiaries of RGA prepare their statutory financial statements in conformity with accounting practices prescribed or permitted by the applicable state insurance department or local regulatory authority, which may vary materially from statements prepared in accordance with GAAP. Prescribed statutory accounting practices in the U.S. include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, local regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between jurisdictions. The principal differences between GAAP and NAIC are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred tax assets, life benefit reserves predominately use interest rate and mortality assumptions prescribed by the NAIC and local regulatory agencies, bonds are generally carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance.
Statutory net income and capital and surplus of the Company’s primary operating insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by the applicable state insurance department or local regulatory authority are as follows (dollars in millions):

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	2022	2021	2022	2021	2020
RGA Life and Annuity Insurance Company	$2,516	$2,362	$5	$(13)	$4
RGA Reinsurance Company	2,262	2,368	(332)	(98)	(133)
RGA Americas Reinsurance Company, Ltd.	1,607	6,812	(441)	(241)	879
RGA Reinsurance Company (Barbados) Ltd.	1,074	1,781	(353)	52	268
RGA Life Reinsurance Company Of Canada	938	903	108	25	152
RGA Atlantic Reinsurance Company Ltd.	759	1,137	36	(226)	175
RGA Worldwide Reinsurance Company, Ltd.	639	702	8	10	104
RGA Global Reinsurance Company, Ltd.	382	565	—	93	59
RGA Reinsurance Company Of Australia Limited	387	485	(68)	(22)	42
RGA International Reinsurance Company Dac	214	1,121	31	43	52
Other	1,038	1,015	300	(152)	194
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

A reconciliation of the surplus between NAIC SAP and practices prescribed by the state of domicile is shown below (dollars in millions):

	December 31,
	2022	2021
Prescribed practice – surplus	$527	$403
Prescribed practice – letters of credit	(301)	(461)
Surplus (deficit) – NAIC SAP	$226	$(58)
RGA Life and Annuity and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. Aurora National is subject to California statutory provisions that are identical to those imposed by Missouri regarding the ability of Aurora National to pay dividends to RGA Reinsurance. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2023, RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $226 million. Any dividends paid by RGA Reinsurance would be paid to RGA Life and Annuity, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA.
The Missouri Department of Commerce and Insurance allows RGA Life and Annuity to pay a dividend to RGA to the extent RGA Life and Annuity received the dividend from its subsidiaries, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level.
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
Note 12    COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of December 31, 2022 and 2021 are presented in the following table (dollars in millions):

	2022	2021
Limited partnerships and real estate joint ventures	$937	$1,031
Mortgage loans	137	152
Bank loans and private placements	682	768
Lifetime mortgages	59	41
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for current expected credit losses associated with unfunded commitments as of December 31, 2022 and 2021.
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
Funding Agreements
Federal Home Loan Bank (“FHLB”) of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2022 and 2021, the Company had $1.3 billion and $1.4 billion, respectively, of FHLB funding agreements outstanding. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s Funding Agreement Backed Notes (“FABN”) program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of December 31, 2022 and 2021, the Company had $900 million and $500 million of FABN agreements outstanding and are included within interest-sensitive contract liabilities.
Contingencies
Litigation
The Company is subject to litigation and regulatory investigations or actions from time to time. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters will have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, in light of the inherent uncertainties involved in future or pending legal, regulatory and governmental matters, some of which are beyond the Company’s control, and indeterminate or potentially substantial amount of damages sought in any such matters, an adverse outcome could be material to the Company’s financial condition, results of operations or cash flows for any particular reporting period. A legal reserve is established when the Company is notified of an arbitration demand, litigation or regulatory action or is notified that an arbitration demand, litigation or regulatory action is imminent, it is probable that the Company will incur a loss as a result and the amount of the probable loss is reasonably capable of being estimated.
Other Contingencies
The Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third-party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right to use asset and lease obligation. As of December 31, 2022, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of December 31, 2022 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	2,628
2036	3,599
2037	6,850
2038	800
2039	8,751
2046	3,000

Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration of any legally offsetting amounts due from the guaranteed party are reflected on the Company’s consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of December 31, 2022 and 2021 are reflected in the following table (dollars in millions):

	2022	2021
Treaty guarantees	$1,851	$2,208
Treaty guarantees, net of assets in trust	1,081	1,281
Securities borrowing and repurchase arrangements	170	134

Note 13     DEBT
Long-Term Debt
The Company’s long-term debt consists of the following as of December 31, 2022 and 2021 (dollars in millions):

	2022	2021
$400 million 4.70% Senior Notes due 2023	$400	$400
$400 million 3.95% Senior Notes due 2026	400	400
$600 million 3.90% Senior Notes due 2029	599	599
$600 million 3.15% Senior Notes due 2030	598	597
$100 million 4.09% Promissory Note due 2039	77	80
$400 million 6.20% Subordinated Debentures due 2042	—	400
$500 million 4.00% Surplus Notes due 2051	500	500
$700 million 7.125% Subordinated Debentures due 2052	700	—
$400 million 5.75% Subordinated Debentures due 2056	400	400
$400 million Variable Rate Junior Subordinated Debentures due 2065	319	319
Sub-total	3,993	3,695
Unamortized issuance costs	(32)	(28)
Long-term Debt	$3,961	$3,667
RGA has entered into an interest rate swap on its Variable Rate Junior Subordinated Debentures that effectively fixes the interest rate on these securities at 4.82% until December 2037.
On September 15, 2022, RGA announced a cash tender offer for any and all of its outstanding 6.20% Fixed-to-Floating Rate Subordinated Debentures due 2042 (the “2042 Debentures”) at a price of $25.20 for each $25 principal amount. The tender offer expired on September 22, 2022, and a total of $151 million or approximately 38%, of the aggregate principal amount of the 2042 Debentures were tendered. The Company redeemed the remaining debentures in accordance with the indenture governing the 2042 Debentures on December 15, 2022.
On September 23, 2022, RGA issued 7.125% fixed-rate reset subordinated debentures due October 15, 2052, with a face amount of $700 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $690 million and a portion was used to pay for the tender offer and redemption of the 2042 Debentures. The remaining proceeds will be used for general corporate purposes. Capitalized issue costs were approximately $10 million.

On December 13, 2021, RGA Reinsurance, a subsidiary of RGA issued to unaffiliated financial institutions 4.00% Surplus Notes due 2051 (the “Surplus Notes”). The proceeds of the Surplus Notes was $500 million. RGA Reinsurance will use the proceeds of the Surplus Notes for general corporate purposes. Capitalized issue costs were approximately $6 million.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness. As of December 31, 2022 and 2021, the Company had $3,993 million and $3,695 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2022 and 2021, the average interest rate on long-term debt outstanding was 4.71% and 4.42%, respectively.
The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Future principal payments due on long-term debt, excluding discounts, as of December 31, 2022, were as follows (dollars in millions):

	Calendar Year
	2023	2024	2025	2026	2027	Thereafter
Long-term debt	$403	$3	$4	$404	$4	$3,179
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2022 and 2021, there were approximately $128 million and $53 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the UK. As of December 31, 2022 and 2021, $1,462 million and $1,440 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.
The Company maintains seven committed credit facilities, a syndicated revolving credit facility and six letter of credit facilities. The committed credit facilities have a combined capacity of $928 million while the syndicated revolving credit facility is for $850 million and the remaining letter of credit facilities have a capacity of $1,250 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s existing committed credit facilities as of December 31, 2022 and 2021 (dollars in millions):

			Amount Utilized(1) December 31,
Current Capacity		Maturity Date	2022	2021	Basis of Fees
$850		August 2023	$1	$21	Senior unsecured long-term debt rating
500		November 2023	346	376	Debt rating and utilization %
3	(2)	December 2023	3	80	Fixed
100		February 2024	97	51	Fixed
125		March 2024	103	108	Fixed
100		August 2024	30	40	Fixed
100		May 2025	70	70	Fixed
(1)Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.
(2)Foreign currency denominated facility, amounts presented are in U.S. dollars.
Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace. Total fees expensed associated with the Company’s letters of credit were $11 million, $11 million and $10 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in policy acquisition costs and other insurance expenses.

Note 14     COLLATERAL FINANCE AND SECURITIZATION NOTES
Collateral Finance Notes
In 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850 million of Series A Floating Rate Insured Notes, due June 2036, in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by Regulation XXX on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $113 million direct investment by RGA, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2022 and 2021, respectively, the Company held assets in trust and in custody of $0 million and $465 million, of which $0 million and $39 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrued at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly, and totaled $2 million, $1 million and $3 million in 2022, 2021 and 2020, respectively. The notes were called and fully redeemed on August 29, 2022.
Securitization Notes
The Company’s collateral finance and securitization notes consist of the following as of December 31, 2022 and 2021 (dollars in millions):

	2022	2021
Timberlake Financial	$—	$181
Unamortized issuance costs	—	(1)
Total	$—	$180
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
The Canada Traditional segment is primarily engaged in individual life reinsurance, and to a lesser extent creditor, group life and health, critical illness and disability reinsurance, through yearly renewable term and coinsurance agreements. The Canada Financial Solutions segment concentrates on assisting clients with longevity risk transfer structures within underlying annuities and pension benefit obligations and provides capital solutions to assist clients in meeting applicable regulatory requirements while enhancing their financial strength and regulatory surplus position through financial reinsurance and other capital solutions structures.
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
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions and service business expenses. Additionally, Corporate and Other includes results that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. The Company invests in this area in an effort to both support its clients and accelerate the development of new solutions and services to increase consumer engagement within the life industry.
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
Information related to revenues, income (loss) before income taxes, interest expense, depreciation and amortization, and assets of the Company’s operations are summarized below (dollars in millions):

For the years ended December 31,	2022	2021	2020
Revenues:
U.S. and Latin America:
Traditional	$7,629	$7,198	$6,560
Financial Solutions	1,100	1,492	1,220
Total	8,729	8,690	7,780
Canada:
Traditional	1,465	1,448	1,260
Financial Solutions	105	101	92
Total	1,570	1,549	1,352
Europe, Middle East and Africa:
Traditional	1,830	1,827	1,633
Financial Solutions	623	616	471
Total	2,453	2,443	2,104
Asia Pacific:
Traditional	2,823	2,778	2,806
Financial Solutions	476	417	309
Total	3,299	3,195	3,115
Corporate and Other	207	781	245
Total	$16,258	$16,658	$14,596

For the years ended December 31,	2022	2021	2020
Income (loss) before income taxes:
U.S. and Latin America:
Traditional	$268	$(540)	$(298)
Financial Solutions	199	515	295
Total	467	(25)	(3)
Canada:
Traditional	86	128	134
Financial Solutions	32	15	21
Total	118	143	155
Europe, Middle East and Africa:
Traditional	10	(239)	27
Financial Solutions	196	303	258
Total	206	64	285
Asia Pacific:
Traditional	294	(10)	174
Financial Solutions	(18)	98	59
Total	276	88	233
Corporate and Other	(236)	421	(117)
Total	$831	$691	$553

For the years ended December 31,	2022	2021	2020
Interest expense:
Corporate and Other	$184	$127	$170
Total	$184	$127	$170

For the years ended December 31,	2022	2021	2020
Depreciation and amortization:
U.S. and Latin America:
Traditional	$314	$360	$291
Financial Solutions	(111)	80	90
Total	203	440	381
Canada:
Traditional	22	21	24
Financial Solutions	—	—	—
Total	22	21	24
Europe, Middle East and Africa:
Traditional	60	66	46
Financial Solutions	1	1	1
Total	61	67	47
Asia Pacific:
Traditional	82	87	94
Financial Solutions	68	43	20
Total	150	130	114
Corporate and Other	18	22	23
Total	$454	$680	$589
The table above includes amortization of DAC, including the effect from investment related gains and losses.

For the years ended December 31,	2022	2021
Assets:
U.S. and Latin America:
Traditional	$20,567	$20,572
Financial Solutions	25,228	29,028
Total	45,795	49,600
Canada:
Traditional	4,912	5,091
Financial Solutions	52	18
Total	4,964	5,109
Europe, Middle East and Africa:
Traditional	4,723	4,670
Financial Solutions	4,998	7,165
Total	9,721	11,835
Asia Pacific:
Traditional	9,510	10,048
Financial Solutions	10,628	7,678
Total	20,138	17,726
Corporate and Other	4,088	7,905
Total	$84,706	$92,175
Companies in which the Company has significant influence over the operating and financing decisions but are not required to be consolidated are reported on the equity basis of accounting. The equity in the net income of such investments is not material to the results of operations or financial position of individual segments or the Company taken as a whole. Capital expenditures of each reporting segment were immaterial in the periods noted.
No individual client generated 10% or more of the Company’s total gross premiums and other revenues on a consolidated basis in 2022, 2021 and 2020. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Note 16   POLICY CLAIMS AND BENEFITS
Liabilities for Unpaid Claims and Claim Expense
The Company uses several actuarial methods to compute incurred-but-not reported liabilities. These methods use historical claim reporting patterns to develop a triangle of reported claim amounts. The claim triangle is then used to develop the ultimate claims amount and the incurred-but-not reported liabilities. Expected claim methods use exposure data such as premiums to develop the ultimate claim amount. The final method blends the estimates from the development and the expected claim methods. There were no significant changes in methodologies during 2022.
The following tables provide information on incurred and paid claims development, net of retrocession, for short-duration reinsurance contracts for the Company’s U.S. and Latin America and Asia Pacific Traditional segments, which primarily relate to group life and health (including disability) business. The short-duration business for the Company’s other segments is immaterial. Liabilities for claims and claims adjustment expenses, net of reinsurance equals total incurred claims less cumulative paid claims plus outstanding liabilities prior to 2013.
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

U.S. and Latin America											As of
(dollars in millions)											December 31, 2022
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$349	$333	$339	$337	$336	$336	$337	$335	$336	$336	—
2014		408	411	396	397	396	399	399	401	401	—
2015			460	461	465	462	462	463	463	464	—
2016				501	500	501	497	497	498	499	—
2017					485	514	509	504	503	504	—
2018						538	538	524	517	520	1
2019							491	473	456	453	2
2020								469	426	415	5
2021									509	492	27
2022										519	227
									Total	$4,603

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$114	$249	$277	$286	$292	$297	$302	$305	$309	$311
2014		129	305	337	349	356	364	368	374	378
2015			146	361	407	422	431	437	441	446
2016				185	393	437	451	460	467	472
2017					190	403	448	462	468	474
2018						183	415	465	479	489
2019							180	372	418	428
2020								159	356	388
2021									177	414
2022										182
							Total			3,982
			All outstanding claims prior to 2013, net of reinsurance							108
		Liabilities for claims and claim adjustment expense, net of reinsurance								$729
(1)2013 – 2021 unaudited.

Asia Pacific											As of
(dollars in millions)											December 31, 2022
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$282	$302	$293	$291	$303	$317	$319	$318	$319	$323	4
2014		267	290	257	262	275	277	277	276	275	4
2015			269	249	242	258	258	259	258	258	6
2016				220	199	206	213	212	209	210	5
2017					205	208	207	210	198	196	3
2018						245	262	256	245	239	9
2019							245	253	260	251	19
2020								145	141	142	23
2021									67	61	12
2022										93	57
									Total	$2,048

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$48	$139	$202	$228	$253	$273	$285	$294	$300	$306
2014		33	131	171	199	221	234	244	251	255
2015			47	115	162	196	214	226	235	240
2016				37	94	129	148	161	172	180
2017					34	84	111	132	147	160
2018						31	103	142	171	191
2019							37	99	136	174
2020								22	53	80
2021									8	23
2022										11
								Total		1,620
			All outstanding claims prior to 2013, net of reinsurance							79
			Liabilities for claims and claim adjustment expense, net of reinsurance							$507
(1)2013 – 2021 unaudited.
The following is unaudited supplementary information about average historical claims duration as of December 31, 2022:

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
U.S. and Latin America	35.7%	44.1%	9.0%	2.7%	1.7%	1.4%	1.1%	1.3%	1.1%	0.8%
Asia Pacific	14.8%	27.1%	16.6%	11.1%	7.6%	5.4%	3.7%	2.5%	2.0%	1.7%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claims Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense in the consolidated balance sheet as of December 31, 2022 is as follows (dollars in millions):

2022
Liabilities for claims and claim adjustment expense, net of reinsurance:
U.S. and Latin America	$729
Asia Pacific	507
Liabilities for claims and claim adjustment expense, net of reinsurance	1,236
Adjustments to reconcile to total policy claims and future policy benefits:
Reinsurance recoverable	10
Effect of discounting	(97)
Unallocated claims adjustment expense	7
Total adjustments	(80)
Other short-duration contracts:
Canada	309
Europe, Middle East and Africa	768
Other	259
Liability for unpaid claims and claim adjustment expense – short-duration	2,492
Liability for unpaid claims and claim adjustment expense – long-duration	5,152
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)	$7,644
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in future policy benefits and other policy-related balances within the Company’s consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	2022	2021	2020
Balance, beginning of period	$8,053	$7,556	$6,786
Less: reinsurance recoverable	(556)	(641)	(564)
Net balance, beginning of period	7,497	6,915	6,222
Incurred:
Current year	11,018	13,181	11,195
Prior years	(143)	(377)	123
Total incurred	10,875	12,804	11,318
Payments:
Current year	(4,282)	(6,284)	(5,617)
Prior years	(6,634)	(5,810)	(5,204)
Total payments	(10,916)	(12,094)	(10,821)
Other changes:
Interest accretion	34	31	36
Foreign exchange adjustments	(285)	(159)	160
Total other changes	(251)	(128)	196

Net balance, end of period	7,205	7,497	6,915
Plus: reinsurance recoverable	439	556	641
Balance, end of period	$7,644	$8,053	$7,556
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
Common Stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2019	79,137,758	16,481,656	62,656,102
Equity offering	6,172,840	—	6,172,840
Common Stock acquired	—	1,074,413	(1,074,413)
Stock-based compensation (1)	—	(202,372)	202,372
Balance, December 31, 2020	85,310,598	17,353,697	67,956,901
Common Stock acquired	—	852,037	(852,037)
Stock-based compensation (1)	—	(65,866)	65,866
Balance, December 31, 2021	85,310,598	18,139,868	67,170,730
Common Stock acquired	—	599,254	(599,254)
Stock-based compensation (1)	—	(104,732)	104,732
Balance, December 31, 2022	85,310,598	18,634,390	66,676,208
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
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the year ended December 31, 2022, the Company repurchased 219,116 shares of common stock under this program for $25 million.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the year ended December 31, 2022, RGA repurchased 380,138 shares of common stock under this program for $50 million.
The following table summarizes the Company’s current share repurchase program activity under the 2019 and 2022 share repurchase programs for the years ended December 31, 2022 and 2021 (dollar amounts in millions, except for the number of shares and per share amounts):

Year of Repurchase	Shares Repurchased	Amount Paid	Average Per Share
2022	599,254	$75	$125.15
2021	852,037	$96	$112.64
Noncontrolling Interest
In 2022, Papara Financing LLC (“Papara”), a subsidiary of RGA Reinsurance, issued nonconvertible preferred interests to an unaffiliated third party. Papara holds investments in mortgage loans. The membership interests in Papara consist of (1) common interests, which are held by RGA Reinsurance and (2) preferred interests. The preferred interests total $90 million and pay an initial preferred distribution at an annual rate of 2.375% plus three month LIBOR. The applicable rate of interest is reset every five years. Distributions are paid quarterly, if declared by Papara. RGA can call the Papara preferred interests at the issue price beginning five years from the issuance date or upon the receipt of proceeds from the sale of the underlying assets. The holders of the Papara preferred interests have the option to require redemption upon the occurrence of certain contingent events, such as the failure of Papara to pay the preferred distribution for two or more periods or to meet certain other requirements, including a minimum credit rating. If notice is given upon such an event, all other holders of equal or more subordinate classes of membership interests in Papara are entitled to receive the same form of consideration payable to the holders of the preferred interests, resulting in a deemed liquidation for accounting purposes. The preferred interests are included in noncontrolling interest, and net income attributable to noncontrolling interest was $4 million for the year ended December 31, 2022.
Other Comprehensive Income (Loss)
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 (dollars in millions):
For the year ended December 31, 2022:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(205)	$(8)	$(213)
Foreign currency swap	64	(13)	51
Net foreign currency translation adjustments	(141)	(21)	(162)
Unrealized gains on investments:(1)
Unrealized net holding losses arising during the year	(11,821)	2,536	(9,285)
Less: Reclassification adjustment for net gains realized in net income	(218)	41	(177)
Net unrealized gains	(11,603)	2,495	(9,108)
Change in impairments on fixed maturity securities	—	—	—
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(3)	1	(2)
Net gain (loss) arising during the period	33	(8)	25
Unrealized pension and postretirement benefits, net	30	(7)	23
Other comprehensive income (loss)	$(11,714)	$2,467	$(9,247)
For the year ended December 31, 2021:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$85	$(24)	$61
Foreign currency swap	(2)	1	(1)
Net foreign currency translation adjustments	83	(23)	60
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	(2,093)	471	(1,622)
Less: Reclassification adjustment for net gains realized in net income	226	(49)	177
Net unrealized gains	(2,319)	520	(1,799)
Change in impairments on fixed maturity securities	—	—	—
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	2	—	2
Net gain (loss) arising during the period	27	(7)	20
Unrealized pension and postretirement benefits, net	29	(7)	22
Other comprehensive income (loss)	$(2,207)	$490	$(1,717)
For the year ended December 31, 2020:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$43	$3	$46
Foreign currency swap	(29)	6	(23)
Net foreign currency translation adjustments	14	9	23
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	2,812	(614)	2,198
Less: Reclassification adjustment for net gains realized in net income	(8)	(1)	(9)
Net unrealized gains	2,820	(613)	2,207
Change in impairments on fixed maturity securities	(8)	2	(6)
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(1)	—	(1)
Net gain arising during the period	(2)	1	(1)
Unrealized pension and postretirement benefits, net	(3)	1	(2)
Other comprehensive income (loss)	$2,823	$(601)	$2,222
(1)Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in millions):

For the years ended December 31,	2022	2021	2020
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$(11,632)	$(2,299)	$2,837
Other investments(1)	(186)	(64)	29
Effect on unrealized appreciation on:
Deferred policy acquisition costs	215	44	(54)
Net unrealized appreciation (depreciation)	$(11,603)	$(2,319)	$2,812
(1)Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.
The balance of and changes in each component of AOCI were as follows (dollars in millions):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments (1)	Pension and Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$(92)	$3,299	$(70)	$3,137
OCI before reclassifications	14	2,854	(9)	2,859
Amounts reclassified from AOCI	—	(42)	6	(36)
Deferred income tax benefit (expense)	9	(611)	1	(601)
Balance, December 31, 2020	(69)	5,500	(72)	5,359
OCI before reclassifications	83	(2,144)	22	(2,039)
Amounts reclassified from AOCI	—	(175)	7	(168)
Deferred income tax benefit (expense)	(23)	520	(7)	490
Balance, December 31, 2021	(9)	3,701	(50)	3,642
OCI before reclassifications	(141)	(12,045)	28	(12,158)
Amounts reclassified from AOCI	—	442	2	444
Deferred income tax benefit (expense)	(21)	2,495	(7)	2,467
Balance, December 31, 2022	$(171)	$(5,407)	$(27)	$(5,605)
(1)Includes cash flow hedges of $(205), $(22) and $(49) as of December 31, 2022, 2021 and 2020, respectively. See Note 5 for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the years ended December 31, 2022 and 2021 (dollars in millions):

	Amount Reclassified from AOCI
Details about AOCI Components	2022	2021	Affected Line Item in Statement of Income
Net unrealized investment gains (losses):
Net unrealized gains and losses on available-for-sale securities	$(218)	$226	Investment related gains (losses), net
Cash flow hedges – Interest rate	(1)	(7)	(1)
Cash flow hedges – Currency/Interest rate	(8)	—	(1)
Cash flow hedges – Forward bond purchase commitments	—	—	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	(215)	(44)	(2)
Total	(442)	175
Provision for income taxes	335	(38)
Net unrealized gains (losses), net of tax	$(107)	$137

Amortization of defined benefit plan items:
Prior service cost (credit)	$2	$1	(3)
Actuarial gains (losses)	(4)	(8)	(3)
Total	(2)	(7)
Provision for income taxes	—	1
Amortization of defined benefit plans, net of tax	$(2)	$(6)

Total reclassifications for the period	$(109)	$131
(1)See Note 5 for information on cash flow hedges.
(2)See Note 8 for information on deferred policy acquisition costs.
(3)See Note 10 for information on employee benefit plans.

Equity Based Compensation
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2022, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 16,460,077 and 462,500 respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its stock plans.
Equity-based compensation expense of $45 million, $55 million, and $(12) million related to grants or awards under the Stock Plans was recognized in 2022, 2021 and 2020, respectively. The equity compensation credit for the year ended December 31, 2020, is attributable to the reduction in the estimated financial performance measures associated with performance-based stock awards, primarily due to the adverse impact of COVID-19 on the Company’s financial results. Equity-based compensation expense is principally related to the issuance of performance contingent restricted units, stock appreciation rights and restricted stock.
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
Stock Options and Stock Appreciation Rights
The following table presents a summary of options and SARs activity:

	Number of Options and SARs	Weighted-Average Exercise/Conversion Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	2,222,714	$107.39
Granted	258,327	$106.53
Exercised	(251,305)	$64.79
Forfeited	(8,449)	$124.29
Outstanding at December 31, 2022	2,221,287	$112.05	$68.7
Awards exercisable	1,818,128	$111.35	$57.8
The intrinsic value of awards exercised was $16 million, $8 million, and $15 million for 2022, 2021 and 2020, respectively.

	Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/2022	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/2022	Weighted-Average Exercise Price
$50.00 – $89.99	145,026	0.8	$70.87	145,026	$70.87
$90.00 – $99.99	688,154	2.8	$92.56	688,154	$92.56
$100.00 – $139.99	1,045,417	7.4	$118.87	642,258	$121.18
$140.00 +	342,690	5.7	$147.80	342,690	$147.80
Totals	2,221,287	5.3	$112.05	1,818,128	$111.35
The following table presents the weighted average assumptions used to determine the fair value of SARs issued:

For the years ended December 31,	2022	2021	2020
Dividend yield	2.74%	2.17%	2.37%
Risk-free rate of return	2.41%	1.04%	0.69%
Expected volatility	36.0%	34.5%	18.8%
Expected life (years)	6.3	6.3	7.0
Weighted average exercise price of stock options granted	$106.53	$129.01	$117.85
Weighted average fair value of stock options granted	$30.55	$34.93	$15.14
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
Restricted Stock Units
In general, restricted stock units (“RSUs”) become payable at the end of a three-year vesting period. Each RSU, if they vest, represents the right to receive one share of Company common stock. RSUs awarded under the plan generally have no strike price and are included in the Company’s shares outstanding.
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Contingent Awards	Restricted Stock Units
Outstanding at December 31, 2021	340,405	379,888
Granted	78,687	219,553
Change in units based on performance factor	(172,601)	—
Paid	—	(21,552)
Forfeited	(1,511)	(11,454)
Outstanding at December 31, 2022 (1)	244,980	566,435
(1)Amount outstanding at December 31, 2022, includes the amount of shares to be issued under RSUs expected to vest and number of shares to be issued under performance continent awards at target performance. The amount of shares do not reflect potential increases or decreases that may result from the performance factor results except for the 2020 – 2022 grants which vested as of December 31, 2022.
During 2022, the Company issued 78,687 performance contingent awards at a weighted average fair value per unit of $106.53.
As of December 31, 2022, the total compensation cost of non-vested awards not yet recognized in the financial statements was $20.0 million. It is estimated that these costs will vest over a weighted average period of 0.8 years.
The majority of the awards granted each year under the board-approved incentive compensation package and Directors Plan are made in the first quarter of each year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Fair Value – Level 3 Fixed Maturity Securities – Refer to Note 6 to the financial statements
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

Actuarial Assumptions - Refer to Notes 2, 6, and 8 to the financial statements
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
Premiums receivable and other reinsurance balances - Refer to Note 2 to the financial statements
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

ASU 2018-12 Implementation – Refer to Note 2 to the financial statements
Critical Audit Matter Description
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). ASU 2018-12 modifies certain requirements in accounting for long-duration insurance contracts as outlined and disclosed in Note 2 to the financial statements, which has been applied on a modified retrospective basis. Accounting for market risk benefits has been applied retrospectively.

The adoption of ASU 2018-12 significantly modifies the Company’s accounting for and disclosure of long duration insurance contracts, including the application of new accounting policies that requires subjective judgments and modified complex valuation models. Audit procedures to evaluate the modified retrospective adoption of ASU 2018-12 involved a high degree of auditor judgment and required significant effort, including the need to involve our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the disclosures over the adoption of ASU 2018-12 included the following, among others:
•We tested the effectiveness of controls, including those related to the application of new accounting policies, new subjective judgments, changes made to measurement models, and disclosure of the impact of adoption discussed in Note 2 to the financial statements.
•We evaluated the appropriateness of the Company’s accounting policies, methodologies, and elections involved in the adoption of the ASU.
•We involved our actuarial specialists, to assist us in evaluating the reasonableness and conceptual soundness of the methodology and changes made to the measurement models.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 24, 2023

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2022 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2022.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Reinsurance Group of Americas Incorporated and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
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
February 24, 2023

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
Leslie Barbi, 56, is Executive Vice President, Chief Investment Officer of the Company. She is also a member of the Company’s Executive Committee. Prior to joining RGA in 2020, Ms. Barbi served as Executive Officer – Senior Vice President, Head of Public Investments for Northwestern Mutual Life Insurance Company. Prior to that, she was the Senior Managing Director, Head of Public Fixed Income at The Guardian Life Insurance Company of America. Earlier in her career, Ms. Barbi held senior positions at Goldman Sachs Asset Management and at Pacific Investment Management Company (PIMCO).
Lawrence S. Carson, 51, is Executive Vice President, Global Financial Solutions (“GFS”) unit, which is responsible for all of RGA’s financial reinsurance, asset-intensive reinsurance and bulk longevity business worldwide. He is also a member of the Company’s Executive Committee. Most recently, Mr. Carson was Executive Vice President and Chief Actuary of GFS. Prior to joining RGA in 1999, he was with the actuarial firm of Milliman and Robertson (now Milliman Inc.), where he worked on demutualizations, mergers and acquisitions valuations, and market conduct class-action settlements. Previously, he was with Equitable Life Assurance Society. Mr. Carson is a Fellow of the Society of Actuaries.
Tony Cheng, 48, is President of the Company and is a member of RGA’s Executive Committee. Prior to his current role, he served as Executive Vice President, Head of Asia, Australia and EMEA. He joined RGA in 1997 as Chief Actuary of Malaysian Life Reinsurance Group Berhad, the Company’s joint venture with the Life Insurance Association of Malaysia. In 2004, Mr. Cheng was named Chief Executive Officer of the Hong Kong office, responsible for all business activity in Hong Kong and Southeast Asia, and in 2011, was appointed Senior Vice President, Asia, an expanded role incorporating overall management of RGA’s Asia operations. In 2021 Mr. Cheng assumed responsibility for the Company’s Australia and EMEA operations.
Olav Cuiper, 65, is Executive Vice President, Chief Client Officer. He is also a member of the Executive Committee. Prior to joining RGA in 2009, he was Managing (statutory) Director Europe for Fortis Insurance International. Before then, Mr. Cuiper was Managing (statutory) Director of Group Life/Institutional Clients for Delta Lloyd Insurance NV. His work experience also includes business development positions with Sedgwick/Mercer and with Goudse Verzekeringen in the Netherlands. Mr. Cuiper also serves as a director and officer of several RGA subsidiaries.
Alka Gautam, 55, is Executive Vice President of the Company and President and Chief Executive Officer of RGA Life Reinsurance Company of Canada (“RGA Canada”). She is responsible for RGA’s Global Technology, Data and Analytics, Underwriting, Claims, Medical, Administration Operations and Operational Effectiveness functions and leads all business activities for RGA Canada. She is also a member of the Executive Committee. Prior to joining RGA Canada in 2000, Ms. Gautam was at KPMG for 10 years. She became RGA Canada’s Chief Financial Officer and Chief Risk Officer in 2006, was named its Chief Operating Officer in 2014, and in 2015 was named RGA Canada’s President and Chief Executive Officer.
John W. Hayden, 56, is Executive Vice President, Controller. Mr. Hayden joined the Company in 2000 and held the position of Vice President, SEC Reporting and Investor Relations prior to his current role. Before coming to RGA, Mr. Hayden served in a finance position at General American Life Insurance Company and prior to that position, he was a senior manager at KPMG LLP, in the financial services audit practice, specializing in the insurance industry. Mr. Hayden also serves as a director and officer of several RGA subsidiaries.
Ron Herrmann, 58, is Executive Vice President, Head of U.S. & Latin American Markets of RGA Reinsurance Company. He joined the Company in December 2020 and is a member of RGA’s Executive Committee. Prior to joining RGA, Mr. Herrmann served as Head of both Individual Life and Employee Benefits at Equitable. Prior to that he held senior positions at Prudential and The Hartford, as well as senior sales and sales management roles at Chubb Corporation, John Hancock Life Insurance Company, and Metropolitan Life. Mr. Herrmann is a Certified Financial Planner and a member of Leadership for

Advanced Life Underwriting. He sits on the American Council of Life Insurers' Life Insurance Committee as well as the Group Executive Insurance Council.
William L. Hutton, 63, is Executive Vice President, General Counsel and Secretary of the Company. He is responsible for legal services provided throughout the RGA enterprise. Mr. Hutton has been advising RGA on legal matters since 1998 and became General Counsel in 2011. In addition, prior to becoming General Counsel, he served as the company’s lead securities, finance and corporate governance counsel and had significant roles in RGA’s successful separation from MetLife in 2008 and the acquisition of ING’s Group Reinsurance in 2009. Prior to joining RGA, Mr. Hutton was in private practice with two law firms in St. Louis, Missouri. He holds a Juris Doctor (J.D.) from Southern Illinois University School of Law and a Bachelor of Science (B.S.) degree in finance from Eastern Illinois University. He is a member of the bar in both Missouri and Illinois.
Ray Kleeman, 50, is Executive Vice President, Chief Human Resources Officer, responsible for all of RGA’s global human resource strategies, including organization design, workforce and succession planning, talent acquisition and development, compensation and benefits, diversity and inclusion, and change management. He is also a member of the Company’s Executive Committee. He joined RGA in April 2022 and was previously Senior Vice President, Human Resources at Centene Corporation. Previously, Mr. Kleeman held several global positions with Monsanto Company, Express Scripts, Amgen, and Pfizer. He has a Master of Science (M.S.) and a Ph.D. in organizational psychology, both from Saint Louis University.
Todd C. Larson, 59, is Senior Executive Vice President, Chief Financial Officer of the Company. He is also a member of the Company’s Executive Committee. Mr. Larson joined the Company in May 1995 as Controller and held several positions in the finance function, including the position of Executive Vice President, Corporate Finance and Treasurer, before becoming Global Chief Risk Officer in July 2014. Mr. Larson assumed the role of Chief Financial Officer in May 2016. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993.
Anna Manning, 64, is Chief Executive Officer of the Company. She is also a member of the Company’s Executive Committee. Prior to her current role, Ms. Manning held the position of Senior Executive Vice President, Structured Solutions, which includes the Company’s Global Financial Solutions and Global Acquisitions businesses. Ms. Manning joined the Company in 2007 as Executive Vice President and Chief Operating Officer for RGA International Corporation, followed by four years as Executive Vice President of U.S. Markets. Prior to joining the Company, Ms. Manning spent 19 years in actuarial consulting at Tillinghast Towers Perrin, following an actuarial career in the Canadian marketplace at Manulife Financial from 1981 through 1988. She holds a B.Sc. in Actuarial Science from the University of Toronto, is a Fellow of the Canadian Institute of Actuaries (“FCIA”), and a Fellow of the Society of Actuaries.
Jonathan Porter, 52, is Executive Vice President and Global Chief Risk Officer. He is also a member of the Company’s Executive Committee. Mr. Porter is responsible for the Company’s global enterprise risk management and corporate pricing oversight. Prior to his current role, Mr. Porter previously served in positions of Senior Vice President, Global Analytics and In-Force Management and Chief Pricing Actuary of International Markets. Before joining the Company in 2008, Mr. Porter worked for Manulife Financial as Chief Financial Officer, U.S. Life Insurance. Mr. Porter holds FSA and FCIA designations. Mr. Porter also serves as a director and officer of several RGA subsidiaries.
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

In accordance with the Securities Exchange Act of 1934, the Company’s board of directors has established a standing audit committee. The board of directors has determined, in its judgment, that all of the members of the audit committee are independent within the meaning of SEC regulations and the listing standards of the New York Stock Exchange (“NYSE”). The board of directors has determined, in its judgment, that all members of the Audit Committee (Ms. Guinn (chair), Mr. Gauthier, Mr. Tran and Mr. Van Wyk) are qualified as audit committee financial experts within the meaning of SEC regulations and the board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The audit committee charter provides that members of the audit committee may not simultaneously serve on the audit committee of more than two other public companies unless such member demonstrates that he or she has the ability to devote the time and attention that are required to serve on multiple audit committees.
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
The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,094,352(1)	$112.05(2)(3)	1,729,396(4)
Equity compensation plans not approved by security holders	—	—	—
Total	3,094,352(1)	$112.05(2)(3)	1,729,396(4)
(1)Includes the number of securities to be issued upon exercises or settlement of stock appreciation rights, restricted units, performance contingent shares, and performance share units under the following plans: Flexible Stock Plan – 3,032,804; Director Flexible Stock Plan – 0; and Phantom Stock Plan for Directors – 61,548. The number of performance contingent shares represents the number of shares that would be issued based on target performance, reduced for cancellations and adjustments through December 31, 2022. The actual number of shares issued at the end of each performance period will range between 0% and 200% of the target number of units granted, based on a measure of the actual performance of the Company relative to stated goals.
(2)Does not include 244,980 performance contingent shares and performance share units outstanding under the Flexible Stock Plan; 0 outstanding under the Flexible Stock Plan for Directors or 61,548 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).
(3)Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan $112.05.
(4)Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan – 1,655,139; Flexible Stock Plan for Directors – 46,629; and Phantom Stock Plan for Directors – 27,628.
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. During the year ended December 31, 2022, the Company repurchased 219,116 shares of common stock under this program for $25 million.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the year ended December 31, 2022, RGA repurchased 380,138 shares of common stock under this program for $50 million.
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

See the Index to Exhibits on page 178.
Item 16.         FORM 10-K SUMMARY
None.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2022
(in millions)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheets(1)
Fixed maturity securities:
United States government and government agencies and authorities	$1,690	$1,482	$1,482
State and political subdivisions	1,282	1,119	1,119
Foreign governments(2)	10,515	9,889	9,889
Public utilities	4,788	4,032	4,032
Mortgage-backed and asset-backed securities	7,213	6,442	6,442
All other corporate bonds	34,175	29,937	29,937
Total fixed maturity securities	$59,663	$52,901	$52,901

Equity securities	$175	$134	$134
Mortgage loans	6,590		6,590
Policy loans	1,231		1,231
Funds withheld at interest	6,003		6,003
Limited partnerships and real estate joint ventures	2,327		2,327
Short-term investments	154		154
Other invested assets	1,140		1,140
Total investments	$77,283		$70,480
(1)Fixed maturity securities are classified as available-for-sale and carried at fair value.
(2)Includes fixed maturities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(in millions)

	2022	2021	2020
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$598	$523
Short-term and other investments	7	7
Cash and cash equivalents	298	92
Investment in subsidiaries	7,082	15,737
Loans to subsidiaries	1,060	1,020
Other assets	386	382
Total assets	$9,431	$17,761
Liabilities and stockholders’ equity:
Long-term debt – unaffiliated(1)	$3,468	$3,172
Long-term debt – affiliated(2)	600	600
Other liabilities	1,218	975
Stockholders’ equity	4,145	13,014
Total liabilities and stockholders’ equity	$9,431	$17,761
CONDENSED STATEMENTS OF INCOME
Interest / dividend income(3)	$325	$399	$472
Investment related gains (losses), net	2	5	14
Operating expenses	(53)	(66)	(59)
Interest expense	(183)	(152)	(202)
Income (loss) before income tax and undistributed earnings of subsidiaries	91	186	225
Income tax expense (benefit)	(22)	(21)	(21)
Net income (loss) before undistributed earnings of subsidiaries	113	207	246
Equity in undistributed earnings of subsidiaries	510	410	169
Net income	623	617	415
Other comprehensive income (loss)	19	14	(29)
Total comprehensive income	$642	$631	$386
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
(1)Long-term debt – unaffiliated consists of the following:

	2022	2021
$400 million 4.70% Senior Notes due 2023	$400	$400
$400 million 3.95% Senior Notes due 2026	400	400
$600 million 3.90% Senior Notes due 2029	599	599
$600 million 3.15% Senior Notes due 2030	598	597
$400 million 6.20% Subordinated Debentures due 2042	—	400
$700 million 7.12% Subordinated Debentures due 2052	700	—
$400 million 5.75% Subordinated Debentures due 2056	400	400
$400 million Variable Rate Junior Subordinated Debentures due 2065	399	399
Subtotal	3,496	3,195
Unamortized debt issuance costs	(28)	(23)
Total	$3,468	$3,172
(2)Long-term debt includes $600 million of affiliated subordinated debt in 2022 and 2021, respectively. The affiliated subordinated debt was issued to various operating subsidiaries.
(3)Interest/dividend income includes $188 million and $270 million of cash dividends received from consolidated subsidiaries in 2022 and 2021, respectively.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)
December 31,
(in millions)

	2022	2021	2020
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$623	$617	$415
Equity in earnings of subsidiaries	(510)	(410)	(169)
Other, net	316	(227)	(170)
Net cash provided by (used in) operating activities	429	(20)	76
Investing activities:
Sales of fixed maturity securities available-for-sale	177	268	358
Purchases of fixed maturity securities available-for-sale	(315)	(150)	(400)
Repayments/issuances of loans to subsidiaries	(40)	(10)	—
Change in short-term investments	—	165	(165)
Change in other invested assets	(1)	(1)	(26)
Capital contributions to subsidiaries	(53)	(43)	(78)
Net cash provided by (used in) investing activities	(232)	229	(311)
Financing activities:
Dividends to stockholders	(205)	(194)	(182)
Proceeds from issuance of common stock, net	—	—	481
Purchases of treasury stock	(81)	(99)	(163)
Exercise of stock options, net	—	—	1
Change in cash collateral for derivative positions and other arrangements	5	(19)	(11)
Principal payments on debt	(400)	(399)	—
Principal payments on affiliated debt	—	(500)	—
Proceeds from unaffiliated long-term debt issuance	700	—	598
Proceeds from affiliated long-term debt issuance	—	600	—
Debt issuance costs	(10)	—	(5)
Net cash provided by (used in) financing activities	9	(611)	719
Change in cash and cash equivalents	206	(402)	484
Cash and cash equivalents, beginning of period	92	494	10
Cash and cash equivalents, end of period	$298	$92	$494
Supplementary information:
Interest paid	$156	$173	$187
Income taxes paid, net of refunds	$—	$323	$23

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

	As of December 31,
	Deferred Policy Acquisition Costs	Future Policy Benefits and Interest-Sensitive Contract Liabilities	Other Policy Claims and Benefits Payable
2022
U.S. and Latin America:
Traditional	$2,000	$13,122	$2,495
Financial Solutions	387	24,662	34
Canada:
Traditional	171	3,600	341
Financial Solutions	—	2	6
Europe, Middle East and Africa:
Traditional	231	1,358	1,631
Financial Solutions	—	5,306	104
Asia Pacific:
Traditional	1,039	3,933	1,933
Financial Solutions	141	12,218	24
Corporate and Other	5	1,591	3
Total	$3,974	$65,792	$6,571

2021
U.S. and Latin America:
Traditional	$1,926	$12,757	$2,806
Financial Solutions	190	25,107	24
Canada:
Traditional	192	3,668	330
Financial Solutions	—	16	5
Europe, Middle East and Africa:
Traditional	253	1,366	1,612
Financial Solutions	—	5,999	89
Asia Pacific:
Traditional	1,052	3,792	2,116
Financial Solutions	74	8,202	6
Corporate and Other	3	1,252	5
Total	$3,690	$62,159	$6,993

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(in millions)

	Year ended December 31,
	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Amortization of DAC (1)	Other Expenses (2)
2022
U.S. and Latin America:
Traditional	$6,590	$965	$6,335	$220	$806
Financial Solutions	66	1,078	666	51	184
Canada:
Traditional	1,219	238	1,158	14	207
Financial Solutions	95	1	68	—	5
Europe, Middle East and Africa:
Traditional	1,736	89	1,573	44	203
Financial Solutions	486	148	368	—	59
Asia Pacific:
Traditional	2,650	142	2,152	57	321
Financial Solutions	236	272	376	68	50
Corporate and Other	—	228	32	—	410
Total	$13,078	$3,161	$12,728	$454	$2,245
2021
U.S. and Latin America:
Traditional	$6,244	$930	$6,790	$269	$679
Financial Solutions	55	1,089	731	101	145
Canada:
Traditional	1,194	248	1,096	13	211
Financial Solutions	90	—	79	—	7
Europe, Middle East and Africa:
Traditional	1,738	88	1,829	48	189
Financial Solutions	350	205	258	—	55
Asia Pacific:
Traditional	2,624	136	2,445	60	283
Financial Solutions	218	138	244	41	34
Corporate and Other	—	304	4	—	356
Total	$12,513	$3,138	$13,476	$532	$1,959
2020
U.S. and Latin America:
Traditional	$5,838	$714	$5,979	$200	$679
Financial Solutions	53	999	764	52	109
Canada:
Traditional	1,052	207	909	16	201
Financial Solutions	83	1	68	—	3
Europe, Middle East and Africa:
Traditional	1,555	72	1,389	31	186
Financial Solutions	252	193	163	—	50
Asia Pacific:
Traditional	2,681	107	2,293	65	274
Financial Solutions	180	85	206	19	25
Corporate and Other	—	197	8	—	354
Total	$11,694	$2,575	$11,779	$383	$1,881
(1)Includes the effect from investment related gains and losses.
(2)Includes policy acquisition costs and other insurance expenses, excluding amortization of DAC. Also includes other operating expenses, interest expense, and collateral finance and securitization expense.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV—REINSURANCE
(in millions)

	As of or for the Year ended December 31,
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2022
Life reinsurance in force	$1,027	$151,569	$3,400,735	$3,250,193	104.6%
Premiums
U.S. and Latin America:
Traditional	$25	$421	$6,986	$6,590	106.0%
Financial Solutions	1	—	65	66	98.5
Canada:
Traditional	—	64	1,283	1,219	105.3
Financial Solutions	—	—	95	95	100.0
Europe, Middle East and Africa:
Traditional	—	32	1,768	1,736	101.8
Financial Solutions	—	137	623	486	128.2
Asia Pacific:
Traditional	—	117	2,767	2,650	104.4
Financial Solutions	—	—	236	236	100.0
Total	$26	$771	$13,823	$13,078	105.7
2021
Life reinsurance in force	$1,117	$166,842	$3,467,054	$3,301,329	105.0%
Premiums
U.S. and Latin America:
Traditional	$26	$472	$6,690	$6,244	107.1%
Financial Solutions	2	—	53	55	96.4
Canada:
Traditional	—	50	1,244	1,194	104.2
Financial Solutions	—	—	90	90	100.0
Europe, Middle East and Africa:
Traditional	5	32	1,765	1,738	101.6
Financial Solutions	—	202	552	350	157.7
Asia Pacific:
Traditional	—	112	2,736	2,624	104.3
Financial Solutions	—	—	218	218	100.0
Total	$33	$868	$13,348	$12,513	106.7
2020
Life reinsurance in force	$1,990	$184,625	$3,480,692	$3,298,057	105.5%
Premiums
U.S. and Latin America:
Traditional	$23	$585	$6,399	5,837	109.6%
Financial Solutions	3	—	50	53	94.3
Canada:
Traditional	—	54	1,106	1,052	105.1
Financial Solutions	—	—	83	83	100.0
Europe, Middle East and Africa:
Traditional	32	24	1,548	1,556	99.5
Financial Solutions	—	178	430	252	170.6
Asia Pacific:
Traditional	—	106	2,787	2,681	104.0
Financial Solutions	—	—	180	180	100.0
Total	$58	$947	$12,583	$11,694	107.6

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2022
Valuation allowance for deferred income taxes	$218	$(6)	$9	$—	$221
Allowance for credit losses for mortgage loans	35	16	—	—	51
Allowance for credit losses for fixed maturity securities available-for-sale	31	42	—	36	37
2021
Valuation allowance for deferred income taxes	$251	$(18)	$(15)	$—	$218
Allowance for credit losses for mortgage loans	64	—	—	29	35
Allowance for credit losses for fixed maturity securities available-for-sale	20	27	—	16	31
2020
Valuation allowance for deferred income taxes	$236	$(4)	$19	$—	$251
Allowance for credit losses for mortgage loans (1)	12	38	14	—	64
Allowance for credit losses for fixed maturity securities available-for-sale	—	41	—	21	20
(1)Upon adoption of Financial Instruments – Credits Losses on January 1, 2020, the Company increased the valuation allowance for mortgage loans by $14 million. The increase was reflected as a decrease to opening retained earnings, net of income taxes.

GLOSSARY OF SELECTED TERMS
Throughout this Annual Report on Form 10-K, the Company may use certain abbreviations, acronyms and terms which are defined below.
Entities

Term or Acronym	Definition
RGA Reinsurance	RGA Reinsurance Company
Parkway Re	Parkway Reinsurance Company
Rockwood Re	Rockwood Reinsurance Company
Castlewood Re	Castlewood Reinsurance Company
Chesterfield Re	Chesterfield Reinsurance Company
Chesterfield Financial	Chesterfield Financial Holdings LLC
RGA Life and Annuity	RGA Life and Annuity Insurance Company
Timberlake Re	Timberlake Reinsurance Company II
Timberlake Financial	Timberlake Financial L.L.C.
RGA Canada	RGA Life Reinsurance Company of Canada
RGA Barbados	RGA Reinsurance Company (Barbados) Ltd.
RGA Americas	RGA Americas Reinsurance Company, Ltd.
Manor Re	Manor Reinsurance, Ltd.
RGA Atlantic	RGA Atlantic Reinsurance Company Ltd.
RGA Worldwide	RGA Worldwide Reinsurance Company, Ltd.
RGA Global	RGA Global Reinsurance Company, Ltd.
RGA Australia	RGA Reinsurance Company of Australia Limited
RGA International	RGA International Reinsurance Company dac
RGA South Africa	RGA Reinsurance Company of South Africa, Limited
Aurora National	Aurora National Life Assurance Company
Omnilife	Omnilife Insurance Company, Limited
Papara	Papara Financing LLC

Certain Terms and Acronyms

Term or Acronym	Definition
A.M. Best	A.M. Best Company
ABS	Asset-backed securities
Actuary	A specialist in the mathematics of risk, especially as it relates to insurance calculations such as premiums, reserves, dividends, insurance rates and annuity rates.
Allowance	An amount paid by the reinsurer to the ceding company to help cover the ceding company's acquisition and other costs, especially commissions. Allowances are usually calculated as a large percentage (often 100%) of first-year premiums reinsured and smaller percentages of renewal premiums reinsured.
AOCI	Accumulated other comprehensive income (loss)
Asset-Intensive Reinsurance	A transaction (usually coinsurance or funds withheld and often involving reinsurance of annuities) where performance of the underlying assets, more so than any mortality risk, is a key element.
Assumed reinsurance	Insurance risk that a reinsurer accepts (assumes) from a ceding company.
ASU	Accounting Standards Update
ASU 2018-12	Accounting Standards Update Financial Services – Insurance (Topic 944):Targeted Improvements to the Accounting for Long-Duration Contracts
Automatic Reinsurance	Reinsurance arrangement whereby the ceding company and reinsurer agree that all business of a certain description will be ceded to the reinsurer. Under this arrangement, the ceding company performs underwriting decision-making within agreed-upon parameters for all business reinsured.
Bermuda Insurance Act	Bermuda's Insurance Act 1978 which distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business.
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
CCPA	California Consumer Privacy Act of 2018
Capital-motivated reinsurance	Reinsurance, including financial reinsurance, whose primary purpose is to enhance the cedant's capital position.
Captive insurer	An insurance or reinsurance entity designed to provide insurance or reinsurance coverage for risks of the entity or entities by which it is owned or to which it is affiliated.
CECL	Accounting for current expected credit losses using the model based on expected losses rather than incurred losses.

Ceding company (also known as cedant)	An insurer that transfers, or cedes, risk to a reinsurer
CEO	RGA’s Chief Executive Officer
Cession	The insurance risk associated with a policy that is reinsured from an insurer to a reinsurer.
CFO	RGA’s Chief Financial Officer
CLOs	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities, a part of our investment portfolio that consists of securities made up of commercial mortgages. Stated on our balance sheet at fair value.
Coinsurance (also known as original terms reinsurance)	A form of reinsurance under which the ceding company shares its premiums, death claims, surrender benefits, dividends and policy loans with the reinsurer, and the reinsurer pays expense allowances to reimburse the ceding company for a share of its expenses.
Coinsurance funds-withheld	A variant on coinsurance, in which the ceding company withholds assets equal to reserves and shares investment income on those assets with the reinsurer.
Counterparty	A party to a contract requiring or offering the exchange of risk.
Counterparty risk	The risk that a party to an agreement will be unable to fulfill its contractual obligations
CPI	Consumer price index
Critical illness (CI) insurance (also known as dread disease insurance)	Insurance that provides a guaranteed fixed sum upon diagnosis of a specified illness or condition such as cancer, heart disease, or permanent total disability. The coverage can be offered on a stand-alone basis or as an add-on to a life insurance policy.
CRO	RGA’s Chief Risk Officer
CVA	Credit valuation adjustment
DAC	Deferred acquisition costs: Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits.
"Directors Plan"	Flexible Stock Plan for Directors
EBITDA	Earnings before interest, taxes, depreciation and amortization
EBS	Economic balance sheet framework as part of the Bermuda Solvency Capital Requirement that forms the basis for an insurer's enhanced capital requirements.
ECR	Enhanced capital requirement in accordance with the provisions of the Bermuda Insurance Act.
EEA	European Economic Area
EGP	Estimated gross profits.
EIA	Equity-Indexed Annuities
EMEA	Europe, Middle East and Africa geographic segment
Enterprise Risk Management (ERM)	An enterprise-wide framework used by a firm to assess all risks facing the organization, manage mitigation strategies, monitor ongoing risks and report to interested audiences.
ESG	Environmental, social, and governance
ESTER	Euro Short-term Rate, an alternative to LIBOR being recommended by the European Central Bank
EU	European Union
Expected mortality	Number of deaths predicted to occur in a defined group of people.
FABN	Funding Agreement Backed Notes
Face amount	Amount payable at the death of the insured or at the maturity of the policy.
Facultative reinsurance	A type of reinsurance in which the reinsurer underwrites an individual risk submitted by the ceding company for a risk that is unusual, large, highly substandard or not covered by an automatic reinsurance treaty. Such risks are typically submitted to multiple reinsurers for competitive offers.
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FHLB	Federal Home Loan Bank
FIA’s	Fixed indexed annuities
Financial reinsurance (also known as financially-motivated reinsurance)	A form of capital-motivated reinsurance that satisfies all regulatory requirements for risk transfer and is often designed to produce very predictable reinsurer profits as a percentage of the capital provided.
FSB	Financial Stability Board which consists of representatives of national financial authorities of the G20 nations.
FVO	Fair value option
GAAP	U.S. generally accepted accounting principles
GDPR	General Data Protection Regulation which establishes uniform data privacy laws across the European Union.
GICs	Guaranteed investment contracts
GILTI	Global intangible low-taxed income; a provision of U.S. Tax Reform that generally eliminates U.S. Federal income tax deferral on earnings of foreign subsidiaries.
GMAB	Guaranteed minimum accumulation benefits; a feature of some variable annuities that the Company reinsures
GMDB	Guaranteed minimum death benefits; a feature of some variable annuities that the Company reinsures
GMIB	Guaranteed minimum income benefits; a feature of some variable annuities that the Company reinsures
GMWB	Guaranteed minimum withdrawal benefits; a feature of some variable annuities that the Company reinsures
Group life insurance	Insurance policy under which the lives of a group of people, most commonly employees of a single company, are insured in accordance with the terms of one master contract.
Guaranteed issue life insurance	Insurance products that are guaranteed upon application, regardless of past health conditions.

IAIG	Internationally Active Insurance Group
IAIS	International Association of Insurance Supervisors
IBNR	Incurred but not reported; a liability on claims that are based on historical reporting patterns, but have not yet been reported.
IFRS (International Financial Reporting Standards)	Standards and interpretations adopted by the International Accounting Standards Board (IASB).
Individual life insurance	An insurance policy that insures the life of usually one and sometimes two or more related individuals, rather than a group of people.
In-force sum insured	A measure of insurance in effect at a specific date.
Initial public offering (IPO)	The first sale to the public of shares of common stock issued by a private company. IPOs often are issued by smaller companies seeking the capital to expand, but they also can be used by large mutual or privately owned companies seeking to become publicly traded.
LIBOR	London Interbank Offered Rate
Liquidity position	Combination of the company's cash, cash equivalents, and short-term investments
Longevity product	An insurance product that mitigates longevity risk by providing a stream of income for the duration of the policyholder's life.
Loss ratio	Claims and other policy benefits as a percentage of net premiums
Market risk benefits	Contracts or contract features that provide protection to the policyholder from capital market risk and expose the Company to other-than-nominal capital market risk and are measured at fair value
MDCI	Missouri Department of Commerce and Insurance
MMS	Minimum margin of solvency required to be maintained by the Company's Bermuda subsidiaries.
Modco	Modified coinsurance
Modified coinsurance	A variant on coinsurance in which the ceding company retains all the reserves, as well as assets backing reserves, and pays the reinsurer interest on the reinsurer's share of the reserves.
Moody’s	Moody’s Investors Service
Morbidity	A measure of the incidence of sickness or disease within a specific population group.
Mortality experience	Actual number of deaths occurring in a defined group of people.
Mortality risk reinsurance	Reinsurance that focuses primarily on transfer of mortality risk through coinsurance of term products or YRT.
NAIC	National Association of Insurance Commissioners
NAIC SAP	NAIC statutory accounting practices
NAV	Net asset value
NIFO	Net investments in foreign operations
NOL	Net operating loss
Non-traditional reinsurance	Usually synonymous with capital-motivated reinsurance, but includes any reinsurance of non-biometrical risks
Novation	The act of replacing one participating member of a contract with another, with all rights, duties and terms being transferred to the new party upon consent of all parties affected.
NYSE	New York Stock Exchange: the exchange where RGA is traded under the symbol "RGA"
OCI	Other comprehensive income
OTC	Derivatives that are privately negotiated contracts, which are known as over-the-counter derivatives
OTC Cleared	OTC derivatives that are cleared and settled through central clearing counterparties.
PBR	Principles-based reserves
PCAOB	Public Company Accounting Oversight Board (United States)
PCS	Performance Contingent Shares
Pension Plans	The Company's sponsored or administrated both qualified and non-qualified defined benefit pension plans
Portfolio	The totality of risks assumed by an insurer or reinsurer.
Preferred risk coverage	Coverage designed for applicants who represent a better-than-average risk to an insurer.
Premium	Amount paid to insure a risk.
Primary insurance (also known as direct insurance)	Insurance business relating to contracts directly between insurers and policyholders. The insurance company is directly responsible to the policyholder.
Production	New business produced during a specified period.
PSU	Performance Share Units
Quota share (also known as 'first dollar' quota share)	A reinsurance arrangement in which the reinsurer receives a certain percentage of each risk reinsured.
RBC	Risk-Based Capital, which are guidelines promulgated by the NAIC and identify minimum capital requirements based upon business levels and asset mix.
Recapture	The right of the ceding company to cancel reinsurance under certain conditions.
Regulation XXX/Regulation A-XXX	U.S. Valuation of Life Policies Model Regulation implemented beginning in 2002 for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products.
Reinsurance	The transfer of insurance risk from an insurer, referred to as the ceding company, to a reinsurer, in conjunction with the payment of a reinsurance premium. Through reinsurance, a reinsurer 'insures' an insurer.

Reserves	The amount required to be carried as a liability in the financial statement of an insurer or reinsurer to provide for future commitments under outstanding policies and contracts.
Retakaful	A form of reinsurance that is acceptable within Islamic law. See Takaful.
Retention limit	The maximum amount of risk a company will insure on one life.
Retrocession	A transfer of reinsurance risk from a reinsurer to another reinsurer, referred to as the retrocessionaire, in conjunction with the payment of a retrocession premium. Through retrocession, a retrocessionaire reinsures a reinsurer.
Retrocessionaire	A reinsurer that reinsures another reinsurer; see Retrocession.
RMBS	Residential mortgage-backed securities, a part of our investment portfolio that consists of securities made up of residential mortgages. Stated on our balance sheet at fair value.
RMSC	The Company's Risk Management Steering Committee
RSUs	Restricted Stock Units
S&P	Standard & Poor's
SARs	Stock Appreciation Rights
SEC	Securities and Exchange Commission
Securitization	The structuring of financial assets as collateral against which securities can be issued to investors.
Simplified issue life insurance	Insurance products with limited face amounts that require no or minimal underwriting.
SOFR	Secured Overnight Financing Rate, an alternative to LIBOR being proposed by the Federal Reserve Board
SPLRC	Special Purpose Life Reinsurance Captives
Statutory capital	The excess of statutory assets over statutory reserves, both of which are calculated in accordance with standards established by insurance regulators.
"Stock Plans"	The RGA flexible stock plan and the Flexible Stock Plan for Directors, collectively
Takaful	A form of insurance that is acceptable within Islamic law, and that is devised upon the principles of mutual advantage and group security.
TDR	Troubled Debt Restructuring
Tele-underwriting	A telephone interview process, during which an applicant's qualifications to be insured are assessed.
The "County"	The County of St. Louis, Missouri
The "Plan"	RGA Flexible Stock Plan
The Board	RGA's board of directors
The CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
The Companies Act	The Bermuda's Companies Act of 1981
The Company	Reinsurance Group of America, Incorporated and its subsidiaries, all of which are wholly owned, collectively
Treaty (also known as a contract)	A reinsurance agreement between a reinsurer and a ceding company. The three most common types of reinsurance treaties are YRT (yearly renewable term), coinsurance and modified coinsurance. The three most common methods of accepting reinsurance are automatic, facultative and facultative-obligatory.
TVaR	Tail Value-at-Risk used for calculated capital requirement for Bermuda subsidiaries.
U.S. Tax Reform	The U.S. Tax Cuts and Jobs Act of 2017
UAE	United Arab Emirates
UK	United Kingdom
UL	Universal life insurance
Underwriting	The process that assesses the risk inherent in an application for insurance prior to acceptance of the policy.
Valuation	The periodic calculation of reserves, the funds that insurance companies are required to hold in order satisfy all future insurance obligations.
Variable life insurance	A form of whole life insurance under which the death benefit and the cash value of the policy fluctuate according to the performance of an investment fund. Most variable life insurance policies guarantee that the death benefit will not fall below a specified minimum.
VII	Variable investment income
VOCRA	Value of customer relationships acquired which represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business.
VODA	Value of distribution agreements which represents the present value of future profits associated with the expected future business derived from distribution agreements.
Webcasts	Presentation of information broadcast over the Internet.
WorkWise	The Company's hybrid approach to flexible work arrangements.
Yearly Renewable Term (YRT)	A type of reinsurance which covers only mortality risk, with each year's premium based on the current amount of risk.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ Anna Manning
Anna Manning
Chief Executive Officer

Date: February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2023.

Signatures		Title

	/s/ Stephen T. O’Hearn*	Chair of the Board and Director
Stephen T. O’Hearn

	/s/ Anna Manning	Chief Executive Officer and
	Anna Manning	Director
(Principal Executive Officer)

	/s/ Pina Albo*	Director
Pina Albo

	/s/ Tony Cheng*	President and Director
Tony Cheng

	/s/ John J. Gauthier*	Director
John J. Gauthier

	/s/ Patricia L. Guinn*	Director
Patricia L. Guinn

	/s/ Hazel M. McNeilage*	Director
Hazel M. McNeilage

	/s/ Ng Keng Hooi*	Director
Ng Keng Hooi

	/s/ George Nichols III*	Director
George Nichols III

	/s/ Shundrawn Thomas*	Director
Shundrawn Thomas

	/s/ Khanh T. Tran*	Director
Khanh T. Tran

	/s/ Steven C. Van Wyk*	Director
Steven C. Van Wyk

	/s/ Todd C. Larson	Senior Executive Vice President and Chief
	Todd C. Larson	Financial Officer (Principal Financial
and Accounting Officer)

*	By: /s/ Todd C. Larson
Todd C. Larson, Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective as of May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed on May 22, 2020

3.2	Amended and Restated Bylaws, effective as of December 20, 2022, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on December 20, 2022

4.1	Form of stock certificate for common stock, incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A filed on November 17, 2008

4.2
Indenture, dated as of August 21, 2012, between Reinsurance Group of America, Incorporated (“RGA”) and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 21, 2012

4.3
Second Supplemental Indenture, dated as of September 24, 2013, between RGA and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 24, 2013

4.4
Third Supplemental Indenture, dated as of June 8, 2016, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 8, 2016

4.5
Fourth Supplemental Indenture, dated as of June 8, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 8, 2016

4.6
Fifth Supplemental Indenture, dated as of May 15, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on May 15, 2019

4.7
Sixth Supplemental Indenture, dated as of June 9, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 9, 2020

4.8
Seventh Supplemental Indenture, dated September 23, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 23, 2022

4.9	Form of Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.3 of the Original S-3

4.10	Second Supplemental Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 9, 2005

4.11	Description of securities

10.1
Credit Agreement, dated as of August 21, 2018, by and among RGA, the lenders named therein, U.S. Bank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A.; JPMorgan Chase Bank, N.A.; and Wells Fargo Bank, National Association as Joint Syndication Agents and Barclays Bank PLC; HSBC Bank USA, National Association; KeyBank National Association; Mizuho Bank, Ltd.; MUFG Bank, Ltd.; Royal Bank of Canada; and Sumitomo Mitsui Banking Corporation as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 22, 2018

10.2
Letter of Credit Reimbursement Agreement, dated as of May 17, 2017, by and between RGA and Crédit Agricole Corporate and Investment Bank, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed May 19, 2017

10.3
First Amendment to Letter of Credit Reimbursement Agreement, dated as of June 14, 2019, by and between RGA, Incorporated and Crédit Agricole Corporate and Investment Bank, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 18, 2019

10.4
Second Amendment to Letter of Credit Reimbursement Agreement, dated May 13, 2022, by and between RGA and Crédit Agricole Corporate and Investment Bank, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 16, 2022

10.5	Directors Compensation Summary Sheet*

10.6	RGA Flexible Stock Plan for Directors, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on February 27, 2018*

10.7	Amendment to the RGA Flexible Stock Plan for Directors, effective May 19, 2021, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 20, 2021*

10.8	RGA Phantom Stock Plan for Directors, as amended and restated effective May 19, 2021, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 20, 2021*

10.9	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed on February 27, 2018*

10.10	RGA Annual Bonus Plan, effective February 20, 2020, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 7, 2020*

10.11	RGA Annual Bonus Plan, effective February 21, 2023, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 23, 2023*

10.12	RGA Flexible Stock Plan, as amended and restated effective May 23, 2017 (“RGA Flexible Stock Plan”), incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K filed on February 27, 2018*

10.13	Amendment to the RGA Flexible Stock Plan, effective May 19, 2021, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 20, 2021*

10.14	Form of 2018 Performance Contingent Share Agreement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 4, 2018*

10.15	Form of 2018 Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 4, 2018*

10.16	Form of 2018 Non-Qualified Stock Option Agreement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 3, 2018*

10.17	Form of 2019 Performance Contingent Share Agreement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 3, 2019*

10.18	Form of 2019 Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 3, 2019*

10.19	Form of 2019 Non-Qualified Stock Option Agreement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 3, 2019*

10.20	Form of 2021 Performance Share Unit Agreement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 15, 2021*

10.21	Form of 2021 Restricted Share Unit Agreement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 15, 2021*

10.22	Form of 2021 Performance Contingent Share Agreement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 7, 2021*

10.23	Form of 2021 Restricted Stock Unit Agreement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 7, 2021*

10.24	Form of 2021 Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 7, 2021*

10.25	Form of 2021 Non-Qualified Stock Option Agreement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on May 7, 2021*

10.26	Form of 2022 Performance Contingent Share Arrangement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 6, 2022*

10.27	Form of 2022 Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report Form 10-Q filed on May 6, 2022*

10.28	Form of 2022 Non-Qualified Stock Option Agreement under RGA Flexible Stock Plan, incorporated by reference to Exhibit 10.3 to Quarterly Report Form 10-Q filed on May 6, 2022*

10.29	RGA Reinsurance Company Augmented Benefit Plan, as amended, incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed on February 27, 2018*

10.30	RGA Reinsurance Company Executive Deferred Savings Plan, as amended, incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed on February 27, 2018*

10.31
Canadian Supplemental Executive Retirement Plan for Executive Employees of RGA Life Reinsurance Company of Canada, as amended and restated as of August 1, 2015, incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on February 27, 2018*

10.32	Offer Letter, dated October 29, 2015, between RGA and Anna Manning, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 24, 2015*

10.33	Letter Agreement, dated as of July 25, 2019, by and between the Company and Anna Manning, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 1, 2019*

10.34	Offer Letter, dated January 2, 2023, between RGA and Tony Cheng, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 4, 2023*

10.35	Employment Agreement, dated December 24, 2008, between Tony Cheng and RGA Reinsurance Company, Hong Kong Branch*

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Cheng, Gauthier, Ng, Nichols, Thomas, Tran and Van Wyk and Mses. Albo, Guinn and McNeilage

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.