Form 10-Q
period 2023-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2023-05-05
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
 OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	RGA	New York Stock Exchange
5.75% Fixed-To-Floating Rate Subordinated Debentures due 2056	RZB	New York Stock Exchange
7.125% Fixed Rate Subordinated Debentures due 2052	RZC	New York Stock Exchange
As of April 30, 2023, 66,542,169 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $61,494 and $59,663; allowance for credit losses of $79 and $37)	$56,085	$52,901
Equity securities, at fair value	138	134
Mortgage loans (net of allowance for credit losses of $48 and $51)	6,833	6,590
Policy loans	1,221	1,231
Funds withheld at interest	5,976	6,003
Limited partnerships and real estate joint ventures	2,405	2,327
Short-term investments	246	154
Other invested assets	1,111	1,140
Total investments	74,015	70,480
Cash and cash equivalents	3,294	2,927
Accrued investment income	672	630
Premiums receivable and other reinsurance balances	3,114	3,013
Reinsurance ceded receivables and other	2,723	2,671
Deferred policy acquisition costs	4,257	4,128
Other assets	1,045	1,055
Total assets	$89,120	$84,904
Liabilities and equity
Future policy benefits	$38,222	$35,689
Interest-sensitive contract liabilities	30,405	30,342
Market risk benefits, at fair value	261	247
Other policy claims and benefits	2,558	2,480
Other reinsurance balances	851	725
Deferred income taxes	1,446	1,383
Other liabilities	3,206	2,906
Long-term debt	4,455	3,961
Total liabilities	81,404	77,733
Commitments and contingent liabilities (See Note 16)
Equity
Preferred stock – par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at March 31, 2023 and December 31, 2022	1	1
Additional paid-in-capital	2,506	2,502
Retained earnings	8,336	8,169
Treasury stock, at cost – 18,770,132 and 18,634,390 shares	(1,756)	(1,720)
Accumulated other comprehensive income (loss)	(1,461)	(1,871)
Total RGA, Inc. stockholders’ equity	7,626	7,081
Noncontrolling interest	90	90
Total equity	7,716	7,171
Total liabilities and stockholders’ equity	$89,120	$84,904
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues
Net premiums	$3,385	$3,155
Net investment income	856	810
Investment related gains (losses), net	(77)	(139)
Other revenues	87	91
Total revenues	4,251	3,917
Benefits and expenses
Claims and other policy benefits	3,063	2,871
Future policy benefits remeasurement (gains) losses	(26)	58
Market risk benefits remeasurement (gains) losses	14	(34)
Interest credited	215	141
Policy acquisition costs and other insurance expenses	331	344
Other operating expenses	250	227
Interest expense	50	42
Collateral finance and securitization expense	3	1
Total benefits and expenses	3,900	3,650
Income before income taxes	351	267
Provision for income taxes	98	70
Net income	253	197
Net income attributable to noncontrolling interest	1	—
Net income available to RGA, Inc. shareholders	$252	$197

Earnings per share
Basic earnings per share	$3.77	$2.93
Diluted earnings per share	$3.72	$2.91
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
Comprehensive income (loss)
Net income	$253	$197
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22	22
Net unrealized investment gains (losses)	1,103	(3,790)
Effect of updating discount rates on future policy benefits	(721)	3,414
Change in instrument-specific credit risk for market risk benefits	1	(4)
Defined benefit pension and postretirement plan adjustments	5	—
Total other comprehensive income (loss), net of tax	410	(358)
Total comprehensive income (loss)	663	(161)
Comprehensive income attributable to noncontrolling interest	1	—
Total comprehensive income (loss) attributable to RGA, Inc.	$662	$(161)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)
(Unaudited)

	RGA, Inc. Stockholders’ Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	$1	$2,502	$8,169	$(1,720)	$(1,871)	7,081	$90	$7,171
Change in equity of noncontrolling interest							(1)	(1)
Net income			252			252	1	253
Total other comprehensive income (loss)					410	410		410
Dividends to stockholders, $0.80 per share			(53)			(53)		(53)
Purchase of treasury stock				(67)		(67)		(67)
Reissuance of treasury stock		4	(32)	31		3		3
Balance, March 31, 2023	$1	$2,506	$8,336	$(1,756)	$(1,461)	$7,626	$90	$7,716

	RGA, Inc. Stockholders’ Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	$1	$2,461	$7,871	$(1,653)	$(500)	8,180	$—	$8,180
Issuance of preferred interests by subsidiary							90	90
Net income			197			197		197
Total other comprehensive income (loss)					(358)	(358)		(358)
Dividends to stockholders, $0.73 per share			(49)			(49)		(49)
Purchase of treasury stock				(27)		(27)		(27)
Reissuance of treasury stock		4	(5)	5		4		4
Balance, March 31, 2022	$1	$2,465	$8,014	$(1,675)	$(858)	$7,947	$90	$8,037

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three months ended March 31,
	2023	2022

Net cash provided by operating activities	1,574	163
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	1,973	2,608
Purchases of fixed maturity securities available-for-sale	(3,664)	(4,762)
Maturities of fixed maturity securities available-for-sale	241	228
Sales of equity securities	1	4
Purchases of equity securities	(2)	—
Principal payments on mortgage loans	70	188
Cash invested in mortgage loans	(323)	(443)
Net change in policy loans	10	13
Cash invested in funds withheld at interest, net	81	(5)
Sales of limited partnerships and real estate joint ventures	93	375
Purchases of limited partnerships and real estate joint ventures	(119)	(145)
Change in short-term investments	(90)	(232)
Change in other invested assets	29	(58)
Purchases of property and equipment	(5)	(6)
Net cash used in investing activities	(1,705)	(2,235)
Cash flows from financing activities
Dividends to stockholders	(53)	(49)
Repayment of collateral finance and securitization notes	—	(14)
Proceeds from long-term debt issuance	500	—
Debt issuance costs	(6)	—
Principal payments of long-term debt	(1)	(1)
Purchases of treasury stock	(67)	(27)
Change in cash collateral for derivative positions and other arrangements	17	(6)
Change in deposit asset on reinsurance	11	(3)
Deposits on investment-type policies and contracts	976	2,369
Withdrawals on investment-type policies and contracts	(880)	(505)
Net change in noncontrolling interest	—	90
Net cash provided by financing activities	497	1,854
Effect of exchange rate changes on cash	1	(21)
Change in cash and cash equivalents	367	(239)
Cash and cash equivalents, beginning of period	2,927	2,948
Cash and cash equivalents, end of period	$3,294	$2,709
Supplemental disclosures of cash flow information
Interest paid	$43	$33
Income taxes paid, net of refunds	$29	$81
Non-cash investing activities
Transfer of invested assets	$109	$—
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 BUSINESS AND BASIS OF PRESENTATION
Business
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. RGA and its subsidiaries (collectively, the “Company”) is engaged in providing traditional reinsurance, which includes individual and group life and health, disability and critical illness reinsurance. The Company also provides financial solutions, which includes longevity reinsurance, asset-intensive products (primarily annuities), financial reinsurance, capital solutions and stable value products.
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023 (the “2022 Annual Report”).
In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
Consolidation
These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries and all intercompany accounts and transactions have been eliminated. Entities in which the Company has significant influence over the operating and financing decisions but are not required to be consolidated are reported under the equity method of accounting.
Standards Issued and Implemented
In the first quarter of 2023, the Company adopted Accounting Standards Update (“ASU”): ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). ASU 2018-12 updates certain requirements for the accounting for long-duration insurance contracts.
•Cash flow assumptions and measuring liability for future policy benefits – ASU 2018-12 requires the Company to review its cash flow assumptions at least annually and update, if necessary, with the impact recognized in net income in the period of the change. The liability for future policy benefits includes required adjustments at the cohort level to cap the net premium ratio at 100% and eliminate negative reserves.
Upon adoption, an adjustment was recorded to retained earnings as a result of capping the net premium ratio at 100% and eliminating negative reserves on certain issue year cohorts.
•Discount rate – The discount rate assumption is prescribed by ASU 2018-12 as an upper-medium (low credit risk) fixed-income yield and is required to be updated every quarter. The change in the liability as a result of updating the discount rate assumption is recognized in other comprehensive income (loss) (“OCI”).
Upon adoption, an adjustment was recorded to accumulated other comprehensive income (loss) (“AOCI”) as a result of remeasuring in force contract liabilities using the current upper-medium grade fixed income instrument yields as of the date of transition. The adjustment reflects the difference between discount rates locked-in at contract inception versus current discount rates at transition.
•Deferred policy acquisition costs and similar balances – Deferred policy acquisition costs (“DAC”) and other capitalized costs such as unearned revenue should be amortized on a constant level or straight-line basis over the expected term of the contracts.
Upon adoption, an adjustment was recorded to AOCI for the removal of cumulative adjustments to DAC associated with unrealized investment gains and losses previously recorded in accumulated other comprehensive income (loss).
•Market risk benefits – Market risk benefits, which are contracts or contract features that provide protection to the policyholder from capital market risk and expose the Company to other-than-nominal capital market risk, are measured at fair value. The periodic change in fair value is recognized in net income with the exception of the periodic change in fair value related to the liability’s instrument-specific credit risk, which is recognized in OCI.
Upon adoption, an adjustment was recorded to retained earnings for the difference between the fair value and carrying value of the contracts at the transition date, excluding changes in the instrument-specific credit risks, and an adjustment to AOCI for the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date.
Change in Certain Segment Allocations
Investment income for each segment has been adjusted to reflect the impacts of adopting ASU 2018-12 and due to an update to the Company’s internally developed economic capital model. Internal excess capital charges, included in each segment’s policy acquisition costs and other insurance expenses, were also updated as a result of adopting ASU 2018-12 and updates to the Company’s internally developed economic capital model. These changes did not impact the recognition or presentation of investment income or policy acquisition costs and other insurance expenses in the condensed consolidated financial statements.
Significant Accounting Polices – Update
The Company’s significant accounting policies are discussed in Note 2 – “Significant Accounting Policies and Pronouncements” of the 2022 Annual Report. The significant accounting policies discussed below have been updated to reflect the impact of adopting ASU 2018-12.
Liability for Future Policy Benefits
Utilizing the net premium model, a liability for future policy benefits for life and long-term health business is established to meet the estimated future benefits to be paid on assumed life and health reinsurance in force less the present value of estimated future new premiums to be collected. The liability is estimated using the Company’s mortality, morbidity, and persistency assumptions that reflect the Company’s historical experience, industry data, cedant specific experience, and discount rates based on the current yields of upper-medium grade fixed income instruments. These assumptions vary with the characteristics of the reinsurance contract, the year the risk was assumed, age of the insured and other appropriate factors.
Liabilities for future benefits for annuities in the payout phase have been established in an amount adequate to meet the estimated future obligations on policies in force using expected mortality, discount rates and other assumptions. These assumptions vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. The mortality assumptions are based on the Company’s historical experience, industry data and cedant specific experience.
A deferred profit liability is established when the insurance benefit extends beyond the period in which premiums are collected, and the gross premium exceeds the net premium. The deferred profit liability is amortized in proportion to insurance in force for traditional life insurance and expected future benefits for annuity contracts. The deferred profit liability is included in the liabilities for future policy benefits, and the amortization of the deferred profit liability is recognized as a reduction in claims and other policy benefits.
For the purpose of calculating the liability for future policy benefits, the Company’s reinsurance contracts for its Traditional business are grouped into annual cohorts based on the effective date of the reinsurance contract. The annual groupings are further disaggregated based on:
•How the reinsurance contracts are priced and managed;
•Geographical locations;
•Underlying currency of the contract;
•Ceding company and other factors.
Given the unique risks and highly customized nature of the Company’s financial solutions business, reinsurance contracts for the Financial Solutions business are not aggregated with other contracts for the purpose of calculating the liability for future policy benefits.
Each quarter, the Company updates its estimate of cash flows expected over the entire life of a group of contracts using actual historical experience and current future cash flow assumptions. These updated cash flows, discounted using the original contract issuance discount rates, are used to calculate the revised net premium ratio, as of the beginning of the current reporting period. The present value of these updated cash flows is compared to the carrying amount of the liability as of that same date, before updating cash flow assumptions, to determine the current period change in the liability’s estimate. This current period change in the liability is a component of the liability remeasurement gain or loss. In subsequent periods, the revised net premium ratio is used to measure the liability for future policy benefits, subject to future revisions. The Company also reviews actual and anticipated experience compared to the assumptions used to establish the liability for future policy benefits on a quarterly basis. If evidence suggests that the assumptions should be revised, the cumulative effect of the change is reflected in future policy benefits remeasurement (gains) losses in the current period. The Company has elected to lock-in claims expense assumptions at contract inception and those assumptions are not subsequently reviewed or updated.
The discount rates used to measure the liability are based on upper-medium grade fixed-income instruments (A rated credit) with similar tenor to the expected liability cash flows. The discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in other comprehensive income (loss). For unobservable discount rates, the Company uses estimates consistent with fair value guidance, maximizing the use of relevant, observable market prices and minimizing the use of unobservable inputs.
The Company utilizes the discount rate curve at contract inception for purposes of interest accretion and updating the net premium ratio. Interest accretion is recognized in claims and other policy benefits on the condensed consolidated statements of income. The locked-in discount curve at contract inception for contracts entered into after the adoption of ASU 2018-12 (i.e., January 1, 2021 and after) is based on the average upper-medium grade fixed-income instrument yields during the first calendar year of the reinsurance contract. The locked-in discount rates at contract inception for contracts that were effective prior to the adoption of ASU 2018-12 (i.e., prior to January 1, 2021) are the discount rate assumptions used prior to the adoption of ASU 2018-12, which were based on estimates of expected investment yields.
Included in the liability for future policy benefits are unpaid claims related to long-duration contracts and an accrual for incurred but not reported losses (“IBNR”). The Company’s IBNR accrual related to long-duration contracts is determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company, business segment and product type, but generally averages around 3 months. Incurred but not reported claims are estimates on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amount recognized. Claims payable for incurred but not reported losses for long-duration contracts are included in the liability for future policy benefits on the condensed consolidated balance sheets. Prior to the adoption of ASU 2018-12, unpaid claims and IBNR related to long-duration contracts were included in other policy claims and benefits. Upon adoption of ASU 2018-12, the Company revised prior period amounts to conform to the current period’s presentation. See Note 2 – “Impact of New Accounting Standard” for additional information.
Interest-Sensitive Contract Liabilities and Policyholder Account Balances
Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges. The Company reinsures asset-intensive products, including annuities and corporate-owned life insurance. The investment portfolios for these products are segregated for management purposes within the general account of the respective legal entity. The liabilities under asset-intensive insurance contracts or reinsurance contracts reinsured on a coinsurance basis are included in interest-sensitive contract liabilities on the condensed consolidated balance sheets. Asset-intensive contracts principally include individual fixed annuities in the accumulation phase, single premium immediate annuities, with no significant life contingency, equity-indexed annuities, individual variable annuities, corporate-owned life and interest-sensitive whole life insurance contracts. Interest-sensitive contract liabilities are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Liabilities for immediate annuities are calculated as the present value of the expected cash flows, with the locked-in discount rate determined such that there is no gain or loss at inception.
Equity-indexed annuity contracts reinsured by the Company allow the contract holder to elect an interest rate return or an equity market component where interest credited is based on the performance of common stock market indices, such as the S&P 500 Index®, the Dow Jones Industrial Average, or the NASDAQ. The equity market option is considered an embedded derivative, similar to a call option, which is reflected at fair value on the condensed consolidated balance sheets in interest-sensitive contract liabilities. The fair value of embedded derivatives is computed based on a projection of future equity option costs using a budget methodology, discounted back to the balance sheet date using current market indicators of volatility and interest rates. Changes in the fair value of the embedded derivatives are included as a component of interest credited on the condensed consolidated statements of income (loss).
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
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value using an option-based valuation model based on current net amounts at risk, market data, Company experience, and other factors. Changes in fair value are recognized in net income each period with the exception of the portion of the change in fair value due to a change in the liability’s instrument-specific credit risk, which is recognized in other comprehensive income.
Market risk benefits include the following contract features on certain annuity products that provide minimum guarantees to policyholders:
•Guaranteed minimum income benefits (“GMIB”) provide the contract holder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum level of income (annuity) payments. Under the reinsurance treaty, the Company makes a payment to the ceding company equal to the GMIB net amount-at-risk at the time of annuitization.
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
•Guaranteed minimum death benefits (“GMDB”) provides the beneficiary a guaranteed minimum amount upon the death of the contract holder, regardless of the account balance.
The fair values of the GMIB, GMWB, GMDB and GMAB contract features are reflected in market risk benefits and are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges over the lives of the contracts. These projected cash flows incorporate expectations concerning policyholder behavior, such as lapses, withdrawals and benefit selections, and capital market assumptions such as interest rates and equity market volatilities. In measuring the fair value of GMIBs, GMWBs, GMABs and GMDBs, the Company attributes a portion of the fees collected from the policyholder equal to the present value of expected future guaranteed minimum income, withdrawal and accumulation and death benefits (at inception). The changes in fair value are reported in market risk benefits remeasurement (gains) losses. Any additional fees represent “excess” fees and are reported in other revenues. These variable annuity guaranteed living and death benefits may be more costly than expected in volatile or declining equity markets or falling interest rate markets, causing an increase in market risk benefit liabilities.
Deferred Policy Acquisition Costs
Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. Non-commission costs related to the acquisition of new and renewal insurance contracts may be deferred only if they meet the following criteria:
•Incremental direct costs of a successful contract acquisition
•Portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has been acquired or renewed
•Other costs directly related to the specified acquisition or renewal activities that would not have been incurred had that acquisition contract transaction not occurred
DAC related to traditional life and interest-sensitive contracts are grouped by contract type and issue year into cohorts for consistency with the groupings used in estimating the associated liability. DAC is amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. The constant level basis used is based on the number of policies or policy face amount of the risk assumed in the reinsurance contract. The constant level bases used for amortization are projected using mortality and actuarial assumptions for policyholder behavior that are based on the Company’s experience, industry data and other factors and are consistent with those used for the liability for future policy benefits. Changes in assumptions are reflected in DAC amortization prospectively, and actual experience relating to number of policies reinsured will likely differ from the experience previously estimated.
Amortization of DAC is included in policy acquisition costs and other insurance expenses.

Reinsurance Ceded Receivables
The Company generally reports retrocession activity on a gross basis. Amounts paid or deemed to have been paid for reinsurance are reflected in reinsurance ceded receivables and other. Reinsurance ceded receivables related to long-duration contracts are estimated using mortality, morbidity, and persistency assumptions that are similar to the liability for future policy benefits ceded. The discount rate used to measure the ceded receivable is based on the current yields of an upper-medium grade fixed income instrument. Similar to the liability for future policy benefits, ceded receivables are grouped into annual cohorts based on the effective date of the reinsurance contract.
NOTE 2 IMPACT OF NEW ACCOUNTING STANDARD
As discussed in Note 1, the Company adopted ASU 2018-12 during the first quarter of 2023. The updated guidance materially changed how the Company accounts for its long-duration insurance contracts. Below is a summary of the impact of adopting ASU 2018-12:
•For the liability for future policy benefits, the net transition adjustment recorded in accumulated other comprehensive income (loss) is related to the difference in the discount rate used prior to the adoption of ASU 2018-12 and the discount rate at January 1, 2021, and the removal of shadow adjustments previously recorded in accumulated other comprehensive income (loss) for the impact of unrealized gains and losses that were included in the expected gross profits amortization calculation as of the transition date of $8,593 million, pretax.
•At transition, the Company identified certain cohorts in its Traditional segments where the present value of future expected benefits and expenses exceeded the sum of existing benefit reserve and the present value of future gross premiums, resulting in a decrease to retained earnings, net of reinsurance (and a corresponding increase in the liabilities for future policy benefits and reinsurance recoverable) of approximately $1,462 million, pretax. See “Impact of Adoption by Segment” for the transition impact by reportable segment.
•At transition, the Company identified certain cohorts, primarily longevity swaps, where the present value of future premiums exceeded the present value of future benefits resulting in a negative liability. The elimination of the negative liability at transition resulted in a decrease to retained earnings (and a corresponding increase in the liabilities for future policy benefits) of $284 million, pretax. See “Impact of Adoption by Segment” for the transition impact by reportable segment.
•For DAC, the Company removed shadow adjustments previously recorded in AOCI in the amount of $114 million, pretax, for the impact of unrealized gains and losses that were included in the pre-ASU 2018-12 expected gross profits amortization calculation as of the transition date. See “Impact of Adoption by Segment” for the transition impact by reportable segment.
•For market risk benefits, the transition adjustment of $45 million, pretax, recognized in AOCI relates to the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date. The remaining difference of $(72) million, pretax between the fair value and carrying value of the market risk benefits at transition, excluding the amounts recorded in AOCI, was recorded as an adjustment to retained earnings as of the transition date. See “Impact of Adoption by Segment” for the transition impact by reportable segment.
Impact on Shareholders’ Equity
The following table provides the after-tax transition impact on January 1, 2021, to the reinsurance ceded receivables, liability for future policy benefits, market risk benefits, deferred policy acquisition costs and deferred tax asset and liability for the Company's adoption of ASU 2018-12 (dollars in millions):

	January 1, 2021
	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Reinsurance ceded receivables and other	$254	$388
Future policy benefits	(1,746)	(8,593)
Market risk benefits	(72)	45
Deferred policy acquisition costs	—	114
Deferred tax asset (included in other assets)	8	—
Deferred tax liability (included in deferred income taxes)	311	1,778
Total	$(1,245)	$(6,268)

Impact of Adoption by Segment
Traditional Business
The following table provides the pre-tax transition impact to the liability for future policy benefits for the Company's adoption of Financial Services – Insurance on January 1, 2021, for its Traditional business (dollars in millions):

	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Future policy benefits
Balance, January 1, 2021 pre-adoption	$10,444	$3,477	$1,379	$3,568
Adjustment to retained earnings (1)	896	33	70	463
Effect of changes in discount rate assumptions	4,542	2,651	320	(772)
Reclassification of claims and benefits payable (2)	1,750	203	901	1,160
Balance, January 1, 2021 post-adoption	$17,632	$6,364	$2,670	$4,419
Less: reinsurance recoverable	(1,123)	(386)	(85)	(212)
Balance, January 1, 2021 post-adoption, after reinsurance	$16,509	$5,978	$2,585	$4,207
(1)Includes adjustments for capping the net premium ratio at 100% and eliminating negative reserves on certain issue year cohorts.
(2)Amount includes certain reclassifications to conform with the revised presentation upon adoption of ASU 2018-12, such as reclassifying claims and benefits payable on long-duration contracts to liability for future policy benefits.
Financial Solutions Business
The following table provides the pre-tax transition impact to the liability for future policy benefits, market risk benefits and deferred policy acquisitions costs for the Company's adoption of Financial Services – Insurance on January 1, 2021, for its Financial Solutions business (dollars in millions):

	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Future policy benefits
Balance, January 1, 2021 pre-adoption	$5,037	$16	$5,657	$1,874
Adjustment to retained earnings (1)	—	20	256	8
Effect of changes in discount rate assumptions	857	9	1,011	3
Amounts previously recorded in AOCI (2)	(28)	—	—	—
Reclassification of claims and benefits payable (3)	17	4	67	2
Balance, January 1, 2021 post-adoption	$5,883	$49	$6,991	$1,887
Less: reinsurance recoverable	—	—	—	—
Balance, January 1, 2021 post-adoption, after reinsurance	$5,883	$49	$6,991	$1,887

Market risk benefits
Balance, January 1, 2021 pre-adoption	$—	$—	$—	$—
Cumulative effect of change in credit risk in AOCI	(45)	—	—	—
Cumulative effect to retained earnings	72	—	—	—
Reclassification from interest-sensitive contract liabilities	239	—	—	—
Balance, January 1, 2021 post-adoption	$266	$—	$—	$—
Less: reinsurance recoverable	—	—	—	—
Balance, January 1, 2021 post-adoption, after reinsurance	$266	$—	$—	$—

Deferred policy acquisition costs
Balance, January 1, 2021 pre-adoption	$254	$—	$—	$41
Amounts previously recorded in AOCI (2)	114	—	—	—
Balance, January 1, 2021 post-adoption	$368	$—	$—	$41
(1)Includes adjustments for capping the net premium ratio at 100% and eliminating negative reserves on certain issue year cohorts.
(2)Adjustment to remove amounts associated with unrealized gains and losses previously recorded in AOCI (i.e., “shadow adjustments”).
(3)Amount includes certain reclassifications to conform with the revised presentation upon adoption of ASU 2018-12, such as reclassifying claims and benefits payable on long-duration contracts to liability for future policy benefits.

Impact to Previously Reported Amounts
The adoption of ASU 2018-12 impacted the Company’s previously reported consolidated balance sheets as of December 31, 2021 and 2022, and related statements of income, comprehensive income and equity for the each of the two years in the period ended December 31, 2022 as follows (dollars in millions). The adoption of ASU 2018-12 did not materially impact the Company’s previously reported consolidated statements of cash flows for the two years in the period ended December 31, 2022.

	As Previously Reported	Adoption of ASU 2018-12	As Adjusted
Consolidated Balance Sheets
December 31, 2022
Assets
Fixed maturity securities available-for-sale, at fair value	$52,901	$—	$52,901
Equity securities, at fair value	134	—	134
Mortgage loans	6,590	—	6,590
Policy loans	1,231	—	1,231
Funds withheld at interest	6,003	—	6,003
Limited partnerships and real estate joint ventures	2,327	—	2,327
Short-term investments	154	—	154
Other invested assets	1,140	—	1,140
Total investments	70,480	—	70,480
Cash and cash equivalents	2,927	—	2,927
Accrued investment income	630	—	630
Premiums receivable and other reinsurance balances	3,013	—	3,013
Reinsurance ceded receivables and other	2,462	209	2,671
Deferred policy acquisition costs	3,974	154	4,128
Other assets	1,220	(165)	1,055
Total assets	$84,706	$198	$84,904
Liabilities and equity
Future policy benefits	35,220	469	35,689
Interest-sensitive contract liabilities	30,572	(230)	30,342
Market risk benefits, at fair value	—	247	247
Other policy claims and benefits	6,571	(4,091)	2,480
Other reinsurance balances	756	(31)	725
Deferred income taxes	736	647	1,383
Other liabilities	2,655	251	2,906
Long-term debt	3,961	—	3,961
Total liabilities	80,471	(2,738)	77,733
Equity
Preferred stock	—	—	—
Common stock	1	—	1
Additional paid-in-capital	2,502	—	2,502
Retained earnings	8,967	(798)	8,169
Treasury stock, at cost	(1,720)	—	(1,720)
Accumulated other comprehensive income (loss)	(5,605)	3,734	(1,871)
Total RGA, Inc. stockholders’ equity	4,145	2,936	7,081
Noncontrolling interest	90	—	90
Total equity	4,235	2,936	7,171
Total liabilities and stockholders’ equity	$84,706	$198	$84,904

	As Previously Reported	Adoption of ASU 2018-12	As Adjusted
December 31, 2021
Assets
Fixed maturity securities available-for-sale, at fair value	$60,749	$—	$60,749
Equity securities, at fair value	151	—	151
Mortgage loans	6,283	—	6,283
Policy loans	1,234	—	1,234
Funds withheld at interest	6,954	—	6,954
Limited partnerships and real estate joint ventures	1,996	—	1,996
Short-term investments	87	—	87
Other invested assets	1,074	—	1,074
Total investments	78,528	—	78,528
Cash and cash equivalents	2,948	—	2,948
Accrued investment income	533	—	533
Premiums receivable and other reinsurance balances	2,888	—	2,888
Reinsurance ceded receivables and other	2,580	585	3,165
Deferred policy acquisition costs	3,690	170	3,860
Other assets	1,008	11	1,019
Total assets	$92,175	$766	$92,941
Liabilities and equity
Future policy benefits	35,782	11,667	47,449
Interest-sensitive contract liabilities	26,377	(258)	26,119
Market risk benefits, at fair value	—	262	262
Other policy claims and benefits	6,993	(4,883)	2,110
Other reinsurance balances	613	(56)	557
Deferred income taxes	2,886	(1,387)	1,499
Other liabilities	2,663	255	2,918
Long-term debt	3,667	—	3,667
Collateral finance and securitization notes	180	—	180
Total liabilities	79,161	5,600	84,761
Equity
Preferred stock	—	—	—
Common stock	1	—	1
Additional paid-in-capital	2,461	—	2,461
Retained earnings	8,563	(692)	7,871
Treasury stock, at cost	(1,653)	—	(1,653)
Accumulated other comprehensive income (loss)	3,642	(4,142)	(500)
Total RGA, Inc. stockholders’ equity	13,014	(4,834)	8,180
Noncontrolling interest	—	—	—
Total equity	13,014	(4,834)	8,180
Total liabilities and stockholders’ equity	$92,175	$766	$92,941

	As Previously Reported	Adoption of ASU 2018-12	As Adjusted
Consolidated Statements of Income
Year ended December 31, 2022
Revenues
Net premiums	$13,078	$—	$13,078
Net investment income	3,161	—	3,161
Investment related gains (losses), net	(506)	(33)	(539)
Other revenues	525	2	527
Total revenues	16,258	(31)	16,227
Benefits and expenses
Claims and other policy benefits	12,046	(64)	11,982
Future policy benefits remeasurement (gains) losses	—	291	291
Market risk benefits remeasurement (gains) losses	—	10	10
Interest credited	682	—	682
Policy acquisition costs and other insurance expenses	1,499	(155)	1,344
Other operating expenses	1,009	—	1,009
Interest expense	184	—	184
Collateral finance and securitization expense	7	—	7
Total benefits and expenses	15,427	82	15,509
Income before income taxes	831	(113)	718
Provision for income taxes	204	(7)	197
Net income	$627	$(106)	$521
Net income attributable to noncontrolling interest	4	—	4
Net income available to RGA, Inc. shareholders	$623	$(106)	$517

	As Previously Reported	Adoption of ASU 2018-12	As Adjusted
Year ended December 31, 2021
Revenues
Net premiums	$12,513	$—	$12,513
Net investment income	3,138	—	3,138
Investment related gains (losses), net	560	7	567
Other revenues	447	2	449
Total revenues	16,658	9	16,667
Benefits and expenses
Claims and other policy benefits	12,776	(1,103)	11,673
Future policy benefits remeasurement (gains) losses	—	567	567
Market risk benefits remeasurement (gains) losses	—	(58)	(58)
Interest credited	700	—	700
Policy acquisition costs and other insurance expenses	1,416	(91)	1,325
Other operating expenses	936	—	936
Interest expense	127	—	127
Collateral finance and securitization expense	12	—	12
Total benefits and expenses	15,967	(685)	15,282
Income before income taxes	691	694	1,385
Provision for income taxes	74	141	215
Net income	$617	$553	$1,170
Net income attributable to noncontrolling interest	—	—	—
Net income available to RGA, Inc. shareholders	$617	$553	$1,170

	As Previously Reported	Adoption of ASU 2018-12	As Adjusted
Consolidated Statements of Comprehensive Income
Year ended December 31, 2022
Net income	$627	$(106)	$521
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(162)	60	(102)
Net unrealized investment gains (losses)	(9,108)	(168)	(9,276)
Effect of updating discount rates on future policy benefits	—	7,964	7,964
Change in instrument-specific credit risk for market risk benefits	—	20	20
Defined benefit pension and postretirement plan adjustments	23	—	23
Total other comprehensive income (loss), net of tax	(9,247)	7,876	(1,371)
Total comprehensive income (loss)	(8,620)	7,770	(850)
Comprehensive income (loss) attributable to noncontrolling interest	4	—	4
Total comprehensive income (loss) available to RGA, Inc.	$(8,624)	$7,770	$(854)

Year ended December 31, 2021
Net income	$617	$553	$1,170
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	60	(4)	56
Net unrealized investment gains (losses)	(1,799)	(34)	(1,833)
Effect of updating discount rates on future policy benefits	—	2,207	2,207
Change in instrument-specific credit risk for market risk benefits	—	(43)	(43)
Defined benefit pension and postretirement plan adjustments	22	—	22
Total other comprehensive income (loss), net of tax	(1,717)	2,126	409
Total comprehensive income (loss)	(1,100)	2,679	1,579
Comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Total comprehensive income (loss) available to RGA, Inc.	$(1,100)	$2,679	$1,579

	RGA, Inc. Stockholders’ Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020 as previously reported	$1	$2,406	$8,148	$(1,562)	$5,359	$14,352	$—	$14,352
Cumulative effect of modified retrospective adoption of Financial Services – Insurance on long-duration contracts			(1,187)		(6,304)	(7,491)		(7,491)
Cumulative effect of full retrospective adoption of Financial Services – Insurance on market risk benefits			(58)		36	(22)		(22)
Adjusted balance, January 1, 2021	1	2,406	6,903	(1,562)	(909)	6,839	—	6,839
Net income			1,170			1,170		1,170
Total other comprehensive income (loss)					409	409		409
Dividends to stockholders, $2.86 per share			(194)			(194)		(194)
Purchase of treasury stock				(99)		(99)		(99)
Reissuance of treasury stock		55	(8)	8		55		55
Balance, December, 31, 2021	1	2,461	7,871	(1,653)	(500)	8,180	—	8,180
Issuance of preferred interests by subsidiary							90	90
Change in equity of noncontrolling interest							(4)	(4)
Net income			517			517	4	521
Total other comprehensive income (loss)					(1,371)	(1,371)		(1,371)
Dividends to stockholders, $3.06 per share			(205)			(205)		(205)
Purchase of treasury stock				(81)		(81)		(81)
Reissuance of treasury stock		41	(14)	14		41		41
Balance, December 31, 2022	$1	$2,502	$8,169	$(1,720)	$(1,871)	$7,081	$90	$7,171

Additional Transition and Other Disclosures
ASU 2018-12 expanded the disclosure requirements for long-duration contracts in the annual and interim financial statements. The following tables provide additional information regarding the transition adjustments and disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits and deferred policy acquisition costs for the years ended December 31, 2022 and 2021 (dollars in millions).
Liability for Future Policy Benefits

For the year ended December 31, 2022:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$73,447	$21,989	$14,440	$37,943
Effect of changes in cash flow assumptions	(805)	189	123	1,604
Effect of actual variances from expected experience	(4)	212	835	197
Adjusted balance, beginning of year	72,638	22,390	15,398	39,744
Issuances (1)	3,329	635	1,083	3,663
Interest accrual (2)	3,423	748	500	1,032
Net premiums collected (3)	(5,182)	(950)	(1,324)	(1,989)
Derecognition (4)	—	—	—	—
Foreign currency translation	(1)	(1,493)	(1,413)	(1,944)
Ending balance at original discount rate	74,207	21,330	14,244	40,506
Effect of changes in discount rate assumptions	(6,303)	(4,899)	(2,639)	(10,927)
Balance, end of period	$67,904	$16,431	$11,605	$29,579

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$84,075	$25,440	$15,664	$41,971
Effect of changes in cash flow assumptions	(675)	191	136	1,681
Effect of actual variances from expected experience	85	212	813	234
Adjusted balance, beginning of year	83,485	25,843	16,613	43,886
Issuances (1)	3,333	635	1,083	3,667
Interest accrual (2)	3,940	958	530	1,171
Benefit payments (5)	(5,472)	(1,051)	(1,260)	(1,832)
Derecognition (4)	—	—	—	—
Foreign currency translation	(1)	(1,730)	(1,512)	(2,107)
Ending balance at original discount rate	85,285	24,655	15,454	44,785
Effect of changes in discount rate assumptions	(7,907)	(4,273)	(2,808)	(12,858)
Balance, end of period	$77,378	$20,382	$12,646	$31,927

Liability for future policy benefits	$9,474	$3,951	$1,041	$2,348
Less: reinsurance recoverable	(421)	(265)	(31)	(100)
Net liability for future policy benefits	$9,053	$3,686	$1,010	$2,248
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new reinsurance contracts that became effective during the current period and new policies assumed on existing contracts.
(2)Interest accrual: The interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the original interest rate.
(3)Net premiums collected: The portion of gross premiums collected from the ceding company that is used to fund expected benefit payments.
(4)Derecognition: Includes the effects of treaty recaptures and treaty amendments that resulted in the termination of an existing treaty and the issuance of a new treaty under the internal replacement model.
(5)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal, and other benefit payments based on current assumptions.

For the year ended December 31, 2021:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Balance, beginning of year	$70,319	$21,332	$14,033	$34,167
Effect of adoption of Financial Services – Insurance	20,758	1,785	2,599	(3,385)
Adjusted balance, beginning of year	$91,077	$23,117	$16,632	$30,782

Beginning of year balance at original discount rate	$70,317	$21,299	$13,999	$34,133
Effect of changes in cash flow assumptions	984	(45)	48	600
Effect of actual variances from expected experience	254	(24)	379	402
Adjusted balance, beginning of year	71,555	21,230	14,426	35,135
Issuances (1)	3,522	761	2,417	4,575
Interest accrual (2)	3,400	775	553	970
Net premiums collected (3)	(5,025)	(947)	(1,488)	(2,038)
Derecognition (4)	—	—	(1,167)	—
Foreign currency translation	(5)	170	(301)	(699)
Ending balance at original discount rate	73,447	21,989	14,440	37,943
Effect of changes in discount rate assumptions	15,771	(199)	1,280	(5,458)
Balance, end of period	$89,218	$21,790	$15,720	$32,485

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$80,275	$24,587	$15,246	$37,335
Effect of adoption of Financial Services – Insurance	26,196	4,469	2,989	(3,694)
Adjusted balance, beginning of year	106,471	29,056	18,235	33,641

Beginning of year balance at original discount rate	$81,172	$24,587	$15,281	$37,765
Effect of changes in cash flow assumptions	1,021	(45)	42	699
Effect of actual variances from expected experience	517	(24)	422	559
Adjusted balance, beginning of year	82,710	24,518	15,745	39,023
Issuances (1)	3,537	761	2,436	4,585
Interest accrual (2)	3,916	992	598	1,107
Benefit payments (5)	(6,083)	(1,025)	(1,609)	(1,971)
Derecognition (4)	—	—	(1,176)	—
Foreign currency translation	(5)	194	(330)	(773)
Ending balance at original discount rate	84,075	25,440	15,664	41,971
Effect of changes in discount rate assumptions	19,185	1,905	1,445	(6,475)
Balance, end of period	$103,260	$27,345	$17,109	$35,496

Liability for future policy benefits	$14,042	$5,555	$1,389	$3,011
Less: reinsurance recoverable	(697)	(367)	(34)	(116)
Net liability for future policy benefits	$13,345	$5,188	$1,355	$2,895
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new reinsurance contracts that became effective during the current period and new policies assumed on existing contracts.
(2)Interest accrual: The interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the original interest rate.
(3)Net premiums collected: The portion of gross premiums collected from the ceding company that is used to fund expected benefit payments.
(4)Derecognition: Includes the effects of treaty recaptures and treaty amendments that resulted in the termination of an existing treaty and the issuance of a new treaty under the internal replacement model.
(5)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal, and other benefit payments based on the revised assumptions.

For the year ended December 31, 2022:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$228	$3,329	$31,973	$1,051
Effect of changes in cash flow assumptions	(31)	—	(126)	3
Effect of actual variances from expected experience	(22)	(12)	573	29
Adjusted balance, beginning of year	175	3,317	32,420	1,083
Issuances (1)	1,580	574	12,594	1,465
Interest accrual (2)	41	112	698	24
Net premiums collected (3)	(125)	(354)	(3,169)	(764)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(255)	(3,761)	(203)
Ending balance at original discount rate	1,671	3,394	38,782	1,605
Effect of changes in discount rate assumptions	(284)	(433)	(8,805)	25
Balance, end of period	$1,387	$2,961	$29,977	$1,630

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$4,628	$3,393	$38,196	$6,062
Effect of changes in cash flow assumptions	(34)	—	(140)	3
Effect of actual variances from expected experience	(46)	(24)	566	36
Adjusted balance, beginning of year	4,548	3,369	38,622	6,101
Issuances (1)	1,580	574	12,594	1,465
Interest accrual (2)	220	115	856	70
Benefit payments (5)	(525)	(351)	(3,355)	(227)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(260)	(4,387)	(848)
Ending balance at original discount rate	5,823	3,447	44,330	6,561
Effect of changes in discount rate assumptions	(617)	(432)	(9,719)	(435)
Balance, end of period	$5,206	$3,015	$34,611	$6,126

Liability for future policy benefits	$3,819	$54	$4,634	$4,496
Less: reinsurance recoverable	—	—	—	—
Net liability for future policy benefits	$3,819	$54	$4,634	$4,496
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new reinsurance contracts that became effective during the current period and new policies assumed on existing contracts.
(2)Interest accrual: The interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the original interest rate.
(3)Net premiums collected: The portion of gross premiums collected from the ceding company that is used to fund expected benefit payments.
(4)Derecognition: Includes the effects of treaty recaptures and treaty amendments that resulted in the termination of an existing treaty and the issuance of a new treaty under the internal replacement model.
(5)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal, and other benefit payments based on current assumptions.

For the year ended December 31, 2021:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Balance, beginning of year	$285	$3,568	$28,055	$781
Effect of adoption of Financial Services – Insurance	102	343	3,634	114
Adjusted balance, beginning of year	387	3,911	31,689	895

Beginning of year balance at original discount rate	$314	$3,556	$27,799	$781
Effect of changes in cash flow assumptions	(33)	(30)	(76)	—
Effect of actual variances from expected experience	(29)	17	997	777
Adjusted balance, beginning of year	252	3,543	28,720	1,558
Issuances (1)	—	—	8,357	3,156
Interest accrual (2)	3	109	714	28
Net premiums collected (3)	(27)	(349)	(3,590)	(3,621)
Derecognition (4)	—	—	(1,669)	—
Foreign currency translation	—	26	(559)	(70)
Ending balance at original discount rate	228	3,329	31,973	1,051
Effect of changes in discount rate assumptions	28	97	668	247
Balance, end of period	$256	$3,426	$32,641	$1,298

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$4,951	$3,584	$33,410	$2,645
Effect of adoption of Financial Services – Insurance	931	372	4,901	125
Adjusted balance, beginning of year	5,882	3,956	38,311	2,770

Beginning of year balance at original discount rate	$4,951	$3,592	$33,410	$2,653
Effect of changes in cash flow assumptions	(33)	6	(76)	—
Effect of actual variances from expected experience	(37)	6	1,000	777
Adjusted balance, beginning of year	4,881	3,604	34,334	3,430
Issuances (1)	—	—	8,357	3,156
Interest accrual (2)	193	112	890	63
Benefit payments (5)	(446)	(350)	(3,064)	(162)
Derecognition (4)	—	—	(1,682)	—
Foreign currency translation	—	27	(639)	(425)
Ending balance at original discount rate	4,628	3,393	38,196	6,062
Effect of changes in discount rate assumptions	575	114	1,174	250
Balance, end of period	$5,203	$3,507	$39,370	$6,312

Liability for future policy benefits	$4,947	$81	$6,729	$5,014
Less: reinsurance recoverable	—	—	—	—
Net liability for future policy benefits	$4,947	$81	$6,729	$5,014
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new reinsurance contracts that became effective during the current period and new policies assumed on existing contracts.
(2)Interest accrual: The interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the original interest rate.
(3)Net premiums collected: The portion of gross premiums collected from the ceding company that is used to fund expected benefit payments.
(4)Derecognition: Includes the effects of treaty recaptures and treaty amendments that resulted in the termination of an existing treaty and the issuance of a new treaty under the internal replacement model.
(5)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal, and other benefit payments based on current assumptions.
Policyholder Account Balances
The following tables provide the balances and changes in the Company’s policyholder account balances as of and for the years ending December 31, 2022 and 2021 (dollars in millions):

For the year ended December 31, 2022:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,719	$18,758	$1,621
Deposits	24	1,289	2,521
Policy charges	(32)	(33)	(134)
Surrenders and withdrawals	(17)	(1,258)	(639)
Benefit payments	(76)	(448)	(46)
Interest credited	65	598	51
Foreign currency translation	—	—	(23)
Balance, end of period	$1,683	$18,906	$3,351
Less: reinsurance recoverable	—	(1,543)	—
Balance, end of period, after reinsurance	$1,683	$17,363	$3,351

For the year ended December 31, 2021:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,752	$16,273	$809
Deposits	25	3,290	868
Policy charges	(32)	(31)	(1)
Surrenders and withdrawals	(13)	(1,015)	(36)
Benefit payments	(79)	(404)	(24)
Interest credited	66	645	19
Foreign currency translation	—	—	(14)
Balance, end of period	$1,719	$18,758	$1,621
Less: reinsurance recoverable	—	(1,561)	—
Balance, end of period, after reinsurance	$1,719	$17,197	$1,621
Market Risk Benefits
The following tables provide the balances and changes in the Company’s liabilities for market risk benefits as of and for the years ending December 31, 2022 and 2021 (dollars in millions):

For the year ended December 31, 2022:	U.S. and Latin America – Financial Solutions
Balance, beginning of year	$262

Balance, beginning of year, before effect of changes in the instrument-specific credit risk	254
Interest accrual	54
Attributed fees collected	28
Benefit payments	(9)
Effect of changes in future assumptions	18
Effect of changes in interest rates	(175)
Effect of changes in equity markets	48
Effect of changes in volatility	19
Other market impacts	7
Actual policyholder behavior different from expected behavior	19
Balance, end of period, before effect of changes in the instrument-specific credit risk	263
Effect of changes in the instrument-specific credit risk	(16)
Balance, end of period	247
Less: reinsurance recoverable	—
Balance, end of period, after reinsurance	$247

For the year ended December 31, 2021:	U.S. and Latin America – Financial Solutions
Balance, beginning of year	$—
Effect of adoption of Financial Services – Insurance	266
Adjusted balance, beginning of year	266
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	311
Interest accrual	3
Attributed fees collected	12
Benefit payments	(14)
Effect of changes in future assumptions	25
Effect of changes in interest rates	(51)
Effect of changes in equity markets	(49)
Effect of changes in volatility	(2)
Other market impacts	5
Actual policyholder behavior different from expected behavior	14
Balance, end of period, before effect of changes in the instrument-specific credit risk	254
Effect of changes in the instrument-specific credit risk	8
Balance, end of period	262
Less: reinsurance recoverable	—
Balance, end of period, after reinsurance	$262
Deferred Policy Acquisition Costs
The following tables provide the balances and changes in the Company’s deferred policy acquisition costs as of and for the years ending December 31, 2022 and 2021 (dollars in millions):

For the year ended December 31, 2022:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$1,947	$191	$270	$1,056
Capitalization	284	10	83	86
Amortization expense	(144)	(17)	(38)	(67)
Foreign currency translation	—	(13)	(21)	(32)
Balance, end of period	$2,087	$171	$294	$1,043

For the year ended December 31, 2022:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$312	$—	$—	$81
Capitalization	87	—	—	121
Amortization expense	(58)	—	—	(13)
Foreign currency translation	—	—	—	(1)
Balance, end of period	$341	$—	$—	$188

For the year ended December 31, 2021:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$1,816	$195	$264	$1,046
Effect of adoption of Financial Services – Insurance	—	—	—	—
Adjusted balance, beginning of year	1,816	195	264	1,046
Capitalization	254	8	42	83
Amortization expense	(123)	(13)	(24)	(55)
Foreign currency translation	—	1	(12)	(18)
Balance, end of period	$1,947	$191	$270	$1,056

For the year ended December 31, 2021:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$254	$—	$—	$41
Effect of adoption of Financial Services – Insurance	114	—	—	—
Adjusted balance, beginning of year	368	—	—	41
Capitalization	8	—	—	49
Amortization expense	(64)	—	—	(8)
Foreign currency translation	—	—	—	(1)
Balance, end of period	$312	$—	$—	$81
NOTE 3 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended March 31,
	2023	2022
Earnings:
Net income	$253	$197
Less: Net income attributable to noncontrolling interest	1	—
Net income available to RGA, Inc. shareholders	$252	$197
Shares:
Weighted average outstanding shares	67	67
Equivalent shares from outstanding stock awards	1	1
Denominator for diluted calculation	68	68
Earnings per share:
Basic	$3.77	$2.93
Diluted	$3.72	$2.91
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
NOTE 4 EQUITY
Common stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2022	85,310,598	18,634,390	66,676,208
Common stock acquired	—	371,343	(371,343)
Stock-based compensation (1)	—	(235,601)	235,601
Balance, March 31, 2023	85,310,598	18,770,132	66,540,466

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2021	85,310,598	18,139,868	67,170,730
Common Stock acquired	—	219,116	(219,116)
Stock-based compensation (1)	—	(36,639)	36,639
Balance, March 31, 2022	85,310,598	18,322,345	66,988,253
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

On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the three months ended March 31, 2023, RGA repurchased 371,343 shares of common stock under this program.
Noncontrolling Interest
In 2022, Papara Financing LLC (“Papara”), a subsidiary of RGA Reinsurance Company, issued nonconvertible preferred interests to an unaffiliated third party. The membership interests in Papara consist of (1) common interests, which are held by RGA Reinsurance Company and (2) preferred interests. The preferred interests total $90 million. The preferred interests are included in noncontrolling interest, and net income attributable to noncontrolling interest was $1 million for the three months ended March 31, 2023.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2023 and 2022 are as follows (dollars in millions):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2022	$(116)	$(5,496)	$(27)	$3,755	$13	$(1,871)
Other comprehensive income (loss) before reclassifications	28	1,316	5	(927)	2	424
Amounts reclassified to (from) AOCI		88	1	—	—	89
Deferred income tax benefit (expense)	(6)	(301)	(1)	206	(1)	(103)
Balance, March 31, 2023	$(94)	$(4,393)	$(22)	$3,034	$14	$(1,461)

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2021	$(13)	$3,779	$(50)	$(4,209)	$(7)	$(500)
Other comprehensive income (loss) before reclassifications	27	(4,886)	(1)	4,375	(5)	(490)
Amounts reclassified to (from) AOCI	—	36	1	—	—	37
Deferred income tax benefit (expense)	(6)	1,061	—	(961)	1	95
Balance, March 31, 2022	$8	$(10)	$(50)	$(795)	$(11)	$(858)
(1)Includes cash flow hedges of $(198) and $(205) as of March 31, 2023 and December 31, 2022, respectively, and $(81) and $(22) as of March 31, 2022 and December 31, 2021, respectively. See Note 12 – “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended March 31,		Affected Line Item in Statements of Income
Details about AOCI Components	2023	2022
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(87)	$(35)	Investment related gains (losses), net
Cash flow hedges – Interest rate	2	—	(1)
Cash flow hedges – Currency/Interest rate	(3)	(1)	(1)
Total	(88)	(36)
Provision for income taxes	18	7
Net unrealized gains (losses), net of tax	$(70)	$(29)
Amortization of defined benefit plan items:
Prior service cost (credit)	$—	$—	(2)
Actuarial gains (losses)	(1)	(1)	(2)
Total	(1)	(1)
Provision for income taxes	—	—
Amortization of defined benefit plans, net of tax	$(1)	$(1)

Total reclassifications for the period	$(71)	$(30)
(1)See Note 12 – “Derivative Instruments” for additional information on cash flow hedges.
(2)This AOCI component is included in the computation of the net periodic pension cost. See Note 15 – “Employee Benefit Plans” for additional details.
Equity Based Compensation
Equity compensation expense was $4 million for the three months ended March 31, 2023 and 2022. In the first quarter of 2023, the Company granted 129,146 stock appreciation rights at $138.34 weighted average exercise price per share, 185,311 performance contingent shares and 105,122 restricted stock units to employees. As of March 31, 2023, 1,737,943 share awards at a weighted average strike price per share of $113.12 were vested and exercisable with a remaining weighted average exercise period of 4.5 years. As of March 31, 2023, the total compensation cost of non-vested awards not yet recognized in the financial statements was $31 million. It is estimated that these costs will vest over a weighted average period of 1.2 years.

NOTE 5 FUTURE POLICY BENEFITS
Liability for Future Policy Benefits – Traditional Business
The following tables provide the balances of and changes in the Company’s liability for future policy benefits for long-duration reinsurance contracts for its Traditional business, which primarily consists of individual life, group life and critical illness reinsurance for the three months ended March 31, 2023 and 2022 (dollars in millions):

Three months ended March 31, 2023:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$74,207	$21,330	$14,244	$40,506
Effect of changes in cash flow assumptions	—	—	—	(8)
Effect of actual variances from expected experience	(103)	97	(256)	128
Adjusted balance, beginning of year	74,104	21,427	13,988	40,626
Issuances (1)	1,016	110	382	619
Interest accrual (2)	851	182	119	256
Net premiums collected (3)	(1,229)	(231)	(344)	(490)
Derecognition (4)	(35)	—	—	—
Foreign currency translation	—	46	184	(113)
Ending balance at original discount rate	74,707	21,534	14,329	40,898
Effect of changes in discount rate assumptions	(4,074)	(4,376)	(2,515)	(11,029)
Balance, end of period	$70,633	$17,158	$11,814	$29,869

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$85,285	$24,655	$15,454	$44,785
Effect of changes in cash flow assumptions	—	—	—	(8)
Effect of actual variances from expected experience	(79)	98	(258)	121
Adjusted balance, beginning of year	85,206	24,753	15,196	44,898
Issuances (1)	1,018	110	382	619
Interest accrual (2)	981	233	127	293
Benefit payments (5)	(1,486)	(256)	(331)	(458)
Derecognition (4)	(54)	—	—	—
Foreign currency translation	1	56	201	(125)
Ending balance at original discount rate	85,666	24,896	15,575	45,227
Effect of changes in discount rate assumptions	(5,188)	(3,607)	(2,686)	(12,914)
Balance, end of period	$80,478	$21,289	$12,889	$32,313

Liability for future policy benefits	$9,845	$4,131	$1,075	$2,444
Less: reinsurance recoverable	(417)	(277)	(37)	(99)
Net liability for future policy benefits	$9,428	$3,854	$1,038	$2,345

Weighted-average duration of the liability (in years)	12	15	8	16
Weighted-average interest accretion rate	4.7%	3.6%	3.4%	2.6%
Weighted-average current discount rate	4.9%	4.7%	5.4%	4.3%
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new reinsurance contracts that became effective during the current period and new policies assumed on existing contracts.
(2)Interest accrual: The interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the original interest rate.
(3)Net premiums collected: The portion of gross premiums collected from the ceding company that is used to fund expected benefit payments.
(4)Derecognition: Includes the effects of treaty recaptures and treaty amendments that resulted in the termination of an existing treaty and the issuance of a new treaty under the internal replacement model.
(5)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal, and other benefit payments based on current assumptions.

Three months ended March 31, 2022:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$73,447	$21,989	$14,440	$37,943
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(33)	166	90	(1,504)
Adjusted balance, beginning of year	73,414	22,155	14,530	36,439
Issuances (1)	832	206	297	2,217
Interest accrual (2)	845	194	127	239
Net premiums collected (3)	(1,207)	(248)	(337)	(502)
Derecognition (4)	—	—	—	—
Foreign currency translation	3	235	(234)	(549)
Ending balance at original discount rate	73,887	22,542	14,383	37,844
Effect of changes in discount rate assumptions	6,120	(2,933)	(234)	(7,976)
Balance, end of period	$80,007	$19,609	$14,149	$29,868

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$84,075	$25,440	$15,664	$41,971
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	72	174	88	(1,501)
Adjusted balance, beginning of year	84,147	25,614	15,752	40,470
Issuances (1)	833	206	297	2,162
Interest accrual (2)	970	250	135	272
Benefit payments (5)	(1,628)	(299)	(346)	(506)
Derecognition (4)	—	—	—	—
Foreign currency translation	4	271	(264)	(563)
Ending balance at original discount rate	84,326	26,042	15,574	41,835
Effect of changes in discount rate assumptions	7,446	(1,621)	(197)	(9,362)
Balance, end of period	$91,772	$24,421	$15,377	$32,473

Liability for future policy benefits	$11,765	$4,812	$1,228	$2,605
Less: reinsurance recoverable	(572)	(322)	(36)	(115)
Net liability for future policy benefits	$11,193	$4,490	$1,192	$2,490

Weighted-average duration of the liability (in years)	13	16	10	16
Weighted-average interest accretion rate	4.7%	3.7%	3.5%	2.6%
Weighted-average current discount rate	3.9%	4.1%	3.7%	3.9%
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new reinsurance contracts that became effective during the current period and new policies assumed on existing contracts.
(2)Interest accrual: The interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the original interest rate.
(3)Net premiums collected: The portion of gross premiums collected from the ceding company that is used to fund expected benefit payments.
(4)Derecognition: Includes the effects of treaty recaptures and treaty amendments that resulted in the termination of an existing treaty and the issuance of a new treaty under the internal replacement model.
(5)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal, and other benefit payments based on current assumptions.
Significant assumptions used to compute the liability for future policy benefits for the Traditional business include mortality, morbidity, lapse rates and discount rates (both accretion and current). The Company updated the underlying market data used to determine the current discount rate resulting in changes to the discount rate assumption used to measure the net liability for future policy benefits each period. The Company’s Traditional business actual-to-expected variances and the effects of changes in discount rate assumption for the three months ending March 31, 2023 and 2022 are summarized in the tables below:

Three months ended March 31, 2023:
Segment	Net liability for future policy benefits at original discount rate	Actual-to-expected variance	Impact of updating discount rate recognized in OCI	Commentary
U.S. and Latin America – Traditional	$11.0 billion	$24 million	$490 million	During the first quarter of 2023, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	1.1% decrease	0.2% increase	4.4% increase
Canada – Traditional	$3.4 billion	$1 million	$143 million	During the first quarter of 2023, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	1.1% increase	0.0% increase	4.3% increase
Europe, Middle East and Africa – Traditional	$1.2 billion	$(2) million	$(2) million	During the first quarter of 2023, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any material changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	3.0% increase	0.2% decrease	0.2% decrease
Asia Pacific – Traditional	$4.3 billion	$(7) million	$46 million	During the first quarter of 2023, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any material changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	1.2% increase	0.2% decrease	1.1% increase

Three months ended March 31, 2022:
Segment	Net liability for future policy benefits at original discount rate	Actual-to-expected variance	Impact of updating discount rate recognized in OCI	Commentary
U.S. and Latin America – Traditional	$10.4 billion	$105 million	$(2,088) million	During the first quarter of 2022, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions. The actual-to-expected variance was predominately related to COVID-19.
	1.8% decrease	1.0% increase	19.6% decrease
Canada – Traditional	$3.5 billion	$8 million	$(792) million	During the first quarter of 2022, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	1.4% increase	0.2% increase	22.9% decrease
Europe, Middle East and Africa – Traditional	$1.2 billion	$(2) million	$(128) million	During the first quarter of 2022, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	2.7% decrease	0.2% decrease	10.5% decrease
Asia Pacific – Traditional	$4.0 billion	$3 million	$(369) million	During the first quarter of 2022, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	0.9% decrease	0.1% increase	9.2% decrease
Liability for Future Policy Benefits – Financial Solutions Business
The deferred profit liability related to the longevity business is presented together with the liability for future policy benefits. The following tables provide the balances of and changes in the Company’s liability for future policy benefits for its Financial Solutions business, which primarily consists of longevity reinsurance, asset-intensive products, primarily annuities and financial reinsurance for the three months ending March 31, 2023 and 2022 (dollars in millions):

Three months ended March 31, 2023:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,671	$3,394	$38,782	$1,605
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(7)	(2)	42	—
Adjusted balance, beginning of year	1,664	3,392	38,824	1,605
Issuances (1)	146	—	3,681	1,244
Interest accrual (2)	13	27	185	6
Net premiums collected (3)	(186)	(84)	(764)	(1,260)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	9	742	(21)
Ending balance at original discount rate	1,637	3,344	42,668	1,574
Effect of changes in discount rate assumptions	(223)	(336)	(8,323)	74
Balance, end of period	$1,414	$3,008	$34,345	$1,648

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$5,823	$3,447	$44,330	$6,561
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(11)	(6)	31	(1)
Adjusted balance, beginning of year	5,812	3,441	44,361	6,560
Issuances (1)	154	—	3,681	1,289
Interest accrual (2)	56	28	225	18
Benefit payments (5)	(138)	(83)	(858)	(68)
Derecognition (4)	—	—	—	—
Foreign currency translation	(16)	8	852	(77)
Ending balance at original discount rate	5,868	3,394	48,261	7,722
Effect of changes in discount rate assumptions	(460)	(332)	(9,191)	(250)
Balance, end of period	$5,408	$3,062	$39,070	$7,472

Liability for future policy benefits	$3,994	$54	$4,725	$5,824
Less: reinsurance recoverable	—	—	—	—
Net liability for future policy benefits	$3,994	$54	$4,725	$5,824

Weighted-average duration of the liability (in years)	8	7	9	15
Weighted-average interest accretion rate	3.5%	3.3%	1.9%	1.3%
Weighted-average current discount rate	5.0%	4.7%	4.7%	1.5%
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new reinsurance contracts that became effective during the current period and new policies assumed on existing contracts.
(2)Interest accrual: The interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the original interest rate.
(3)Net premiums collected: The portion of gross premiums collected from the ceding company that is used to fund expected benefit payments.
(4)Derecognition: Includes the effects of treaty recaptures and treaty amendments that resulted in the termination of an existing treaty and the issuance of a new treaty under the internal replacement model.
(5)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal, and other benefit payments based on current assumptions.

Three months ended March 31, 2022:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$228	$3,329	$31,973	$1,051
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(3)	(7)	111	47
Adjusted balance, beginning of year	225	3,322	32,084	1,098
Issuances (1)	—	581	10,932	1,325
Interest accrual (2)	1	26	185	6
Net premiums collected (3)	(7)	(88)	(799)	(613)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	41	(1,175)	(77)
Ending balance at original discount rate	219	3,882	41,227	1,739
Effect of changes in discount rate assumptions	(36)	(193)	(3,365)	187
Balance, end of period	$183	$3,689	$37,862	$1,926

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$4,628	$3,393	$38,196	$6,062
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(23)	(12)	103	48
Adjusted balance, beginning of year	4,605	3,381	38,299	6,110
Issuances (1)	—	581	10,932	1,325
Interest accrual (2)	47	27	228	17
Benefit payments (5)	(111)	(87)	(895)	(50)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	42	(1,354)	(346)
Ending balance at original discount rate	4,541	3,944	47,210	7,056
Effect of changes in discount rate assumptions	107	(184)	(3,472)	51
Balance, end of period	$4,648	$3,760	$43,738	$7,107

Liability for future policy benefits	$4,465	$71	$5,876	$5,181
Less: reinsurance recoverable	—	—	—	—
Net liability for future policy benefits	$4,465	$71	$5,876	$5,181

Weighted-average duration of the liability (in years)	10	8	10	16
Weighted-average interest accretion rate	3.0%	2.9%	2.1%	1.4%
Weighted-average current discount rate	3.9%	3.9%	2.8%	1.3%
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new reinsurance contracts that became effective during the current period and new policies assumed on existing contracts.
(2)Interest accrual: The interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the original interest rate.
(3)Net premiums collected: The portion of gross premiums collected from the ceding company that is used to fund expected benefit payments.
(4)Derecognition: Includes the effects of treaty recaptures and treaty amendments that resulted in the termination of an existing treaty and the issuance of a new treaty under the internal replacement model.
(5)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal, and other benefit payments based on current assumptions.
Significant assumptions used to compute the liability for future policy benefits for the Financial Solutions business include mortality, morbidity, lapse rates and discount rates (both accretion and current). The Company updated the underlying market data used to determine the current discount rate resulting in changes to the discount rate assumption used to measure the net liability for future policy benefits. The Company’s Financial Solutions business actual-to-expected variances and the effects of changes in discount rate assumption for the three months ending March 31, 2023 and 2022 are summarized in the tables below:

Three months ended March 31, 2023:
Segment	Net liability for future policy benefits at original discount rate	Actual-to-expected variance	Impact of updating discount rate recognized in OCI	Commentary
U.S. and Latin America – Financial Solutions	$4.2 billion	$(4) million	$96 million	During the first quarter of 2023, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	1.9% increase	0.1% decrease	2.3% increase
Canada – Financial Solutions	$0.1 billion	$(4) million	$3 million	During the first quarter of 2023, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	5.7% decrease	7.5% decrease	5.7% increase
Europe, Middle East and Africa – Financial Solutions	$5.6 billion	$(11) million	$46 million	During the first quarter of 2023, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	0.8% increase	0.2% decrease	0.8% increase
Asia Pacific – Financial Solutions	$6.1 billion	$(1) million	$136 million	During the first quarter of 2023, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	24.1% increase	0.0% decrease	2.7% increase

For the three months ended March 31, 2022:
Segment	Net liability for future policy benefits at original discount rate	Actual-to-expected variance	Impact of updating discount rate recognized in OCI	Commentary
U.S. and Latin America – Financial Solutions	$4.3 billion	$(20) million	$(404) million	During the first quarter of 2022, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	1.8% decrease	0.5% decrease	9.2% decrease
Canada – Financial Solutions	$0.1 billion	$(5) million	$(8) million	During the first quarter of 2022, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	3.1% decrease	7.8% decrease	12.5% decrease
Europe, Middle East and Africa – Financial Solutions	$6.0 billion	$(8) million	$(613) million	During the first quarter of 2022, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	3.9% decrease	0.1% decrease	9.9% decrease
Asia Pacific – Financial Solutions	$5.3 billion	$1 million	$(139) million	During the first quarter of 2022, the Company reviewed the significant assumptions used to measure the liability for future policy benefits and did not make any changes to the segment’s mortality, morbidity, and lapse assumptions as actual experience was consistent with the underlying assumptions.
	6.1% increase	0.0% increase	2.8% decrease

Reconciliation and Other Disclosures
The reconciliation of the rollforward of the liability for future policy benefits to the condensed consolidated balance sheets as of March 31, 2023 and 2022 is as follows (dollars in millions):

	March 31,
	2023	2022
Liability for future policy benefits included in the rollforwards:
Traditional:
U.S. and Latin America	$9,845	$11,765
Canada	4,131	4,812
Europe, Middle East and Africa	1,075	1,228
Asia Pacific	2,444	2,605
Financial Solutions:
U.S. and Latin America	3,994	4,465
Canada	54	71
Europe, Middle East and Africa	4,725	5,876
Asia Pacific	5,824	5,181
Other long-duration contracts	181	177
Claims liability and incurred but not reported claims	5,417	5,659
Unearned revenue liability	532	567
Total liability for future policy benefits	$38,222	$42,406
The amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for the liability for future policy benefits included in the rollforwards as of March 31, 2023 and 2022 is as follows (dollars in millions):

	March 31,
	2023		2022
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future gross premiums
Traditional:
U.S. and Latin America	$172,081	$82,288	$172,097	$93,268
Canada	53,244	21,317	56,648	24,355
Europe, Middle East and Africa	24,591	13,611	25,517	16,254
Asia Pacific	92,305	37,986	84,355	38,094
Financial Solutions:
U.S. and Latin America	3,112	1,975	972	686
Canada	4,738	3,149	5,506	3,843
Europe, Middle East and Africa	64,424	37,636	56,874	41,655
Asia Pacific	2,977	2,478	3,280	2,840

Expected future benefit payments
Traditional:
U.S. and Latin America	$181,123	$80,478	$181,789	$91,772
Canada	56,223	21,289	60,162	24,421
Europe, Middle East and Africa	24,150	12,889	24,939	15,377
Asia Pacific	88,496	32,313	82,052	32,473
Financial Solutions:
U.S. and Latin America	9,214	5,408	7,360	4,648
Canada	4,602	3,062	5,387	3,760
Europe, Middle East and Africa	66,775	39,070	59,907	43,738
Asia Pacific	10,144	7,472	9,175	7,107
The amount of gross premiums and interest expense recognized in the consolidated statements of income for the liability for future policy benefits included in the rollforwards for the three months ended March 31, 2023 and 2022 is as follows (dollars in millions):

	Gross Premiums		Interest Expense
	March 31,		March 31,
	2023	2022	2023	2022
Traditional:
U.S. and Latin America	$1,422	$1,397	$130	$125
Canada	262	272	51	56
Europe, Middle East and Africa	355	361	8	8
Asia Pacific	620	629	37	33
Financial Solutions:
U.S. and Latin America	156	8	43	46
Canada	23	23	1	1
Europe, Middle East and Africa	161	163	40	43
Asia Pacific	63	43	12	11
Total	$3,062	$2,896	$322	$323
There were no material charges incurred for the three months ended March 31, 2023 and 2022, resulting from net premiums exceeding gross premiums.
NOTE 6 POLICYHOLDER ACCOUNT BALANCES
Policyholder Account Balances
The following tables provide the balances of and changes in the Company’s liability for its policyholder account balances for the three months ended March 31, 2023 and 2022 (dollars in millions):

Three months ended March 31, 2023:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,683	$18,906	$3,351
Deposits	3	41	431
Policy charges	(8)	(8)	—
Surrenders and withdrawals	(5)	(528)	(19)
Benefit payments	(43)	(116)	(22)
Interest credited	16	142	32
Foreign currency translation	—	—	(15)
Balance, end of period	$1,646	$18,437	$3,758
Less: reinsurance recoverable	—	(1,532)	—
Balance, end of period, after reinsurance	$1,646	$16,905	$3,758

Weighted-average crediting rate	4.0%	3.3%	2.9%
Net amount at risk	$697	$2,468	$—
Cash surrender value	$1,635	$18,398	$3,340

Three months ended March 31, 2022:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,719	$18,758	$1,621
Deposits	3	152	246
Policy charges	(8)	(8)	(1)
Surrenders and withdrawals	(4)	(296)	(15)
Benefit payments	(27)	(115)	(6)
Interest credited	16	153	6
Foreign currency translation	—	—	13
Balance, end of period	$1,699	$18,644	$1,864
Less: reinsurance recoverable	—	(1,552)	—
Balance, end of period, after reinsurance	$1,699	$17,092	$1,864

Weighted-average crediting rate	4.0%	3.2%	1.4%
Net amount at risk	$728	$2,561	$—
Cash surrender value	$1,688	$18,552	$1,636

Information regarding the Company’s policyholder account balances as of March 31, 2023 and 2022 is as follows (dollars in millions):

	March 31,
	2023	2022
Policyholder account balances included in the rollforwards:
Traditional:
U.S. and Latin America	$1,646	$1,699
Financial Solutions:
U.S. and Latin America	18,437	18,644
Asia Pacific	3,758	1,864
Other policyholder account balances
U.S. and Latin America – Financial Solutions	70	49
Total policyholder account balances	$23,911	$22,256
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums as of March 31, 2023 and 2022 is as follows (dollars in millions):

	March 31, 2023
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—
	2.00 – 2.99%	—	—	—	—	—
	3.00 – 3.99%	—	—	—	—	—
	4.00% and Greater	1,646	—	—	—	1,646
	Total	$1,646	$—	$—	$—	$1,646

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,844	14	97	40	1,995
	2.00 – 2.99%	1,831	9	727	14	2,581
	3.00 – 3.99%	4,718	240	79	1	5,038
	4.00% and Greater	8,773	50	—	—	8,823
	Total	$17,166	$313	$903	$55	$18,437

Asia Pacific – Financial Solutions	Less than 1.00%	$291	$—	$—	$—	$291
	1.00 – 1.99%	717	—	—	—	717
	2.00 – 2.99%	804	—	—	—	804
	3.00 – 3.99%	1,225	—	—	—	1,225
	4.00% and Greater	721	—	—	—	721
	Total	$3,758	$—	$—	$—	$3,758

	March 31, 2022
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—
	2.00 – 2.99%	—	—	—	—	—
	3.00 – 3.99%	—	—	—	—	—
	4.00% and Greater	1,699	—	—	—	1,699
	Total	$1,699	$—	$—	$—	$1,699

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,995	16	85	57	2,153
	2.00 – 2.99%	2,140	6	788	—	2,934
	3.00 – 3.99%	4,782	258	60	—	5,100
	4.00% and Greater	8,403	54	—	—	8,457
	Total	$17,320	$334	$933	$57	$18,644

Asia Pacific – Financial Solutions	Less than 1.00%	$651	$—	$—	$—	$651
	1.00 – 1.99%	954	—	—	—	954
	2.00 – 2.99%	10	—	—	—	10
	3.00 – 3.99%	240	—	—	—	240
	4.00% and Greater	9	—	—	—	9
	Total	$1,864	$—	$—	$—	$1,864
NOTE 7     UNPAID CLAIMS AND CLAIM EXPENSE – SHORT-DURATION CONTRACTS
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims for short-duration contracts is reported in other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Three months ended March 31,
	2023	2022
Balance, beginning of year	$2,480	$2,110
Less: reinsurance recoverable	(57)	(81)
Net balance, beginning of year	2,423	2,029
Incurred:
Current year	363	726
Prior years	(25)	(51)
Total incurred	338	675
Payments:
Current year	(23)	(25)
Prior years	(249)	(260)
Total payments	(272)	(285)
Other changes:
Interest accretion	8	8
Foreign exchange adjustments	(6)	36
Total other changes	2	44

Net balance, end of period	2,491	2,463
Plus: reinsurance recoverable	67	94
Balance, end of period	$2,558	$2,557

Incurred claims associated with prior periods are primarily due to the development of short-duration business claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated.  These trends have been considered in establishing the current year liability for unpaid claims.
NOTE 8 MARKET RISK BENEFITS
The following table provides the balances of and changes in the Company’s market risk benefits for the three months ended March 31, 2023 and 2022 (dollars in millions):

	U.S. and Latin America – Financial Solutions
	Three months ended March 31,
	2023	2022
Balance, beginning of year	$247	$262
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	263	254
Interest accrual	4	—
Attributed fees collected	6	7
Benefit payments	—	(5)
Effect of changes in interest rates	21	(61)
Effect of changes in equity markets	(17)	13
Effect of changes in volatility	(5)	3
Other market impacts	—	2
Actual policyholder behavior different from expected behavior	5	6
Balance, end of period, before effect of changes in the instrument-specific credit risk	277	219
Effect of changes in the instrument-specific credit risk	(18)	14
Balance, end of period	259	233
Less: reinsurance recoverable	—	—
Balance, end of period, after reinsurance	$259	$233

Net amount at risk	$1,428	$1,220
Weighted-average attained age of contract holders (in years)	71	68
The reconciliation of the rollforward for market risk benefits to the condensed consolidated balance sheets as of March 31, 2023 and 2022 is as follows (dollars in millions):

	March 31,			March 31,
	2023			2022
	Asset (1)	Liability	Net	Asset (1)	Liability	Net
U.S. and Latin America – Financial Solutions	$2	$261	$(259)	$—	$233	$(233)
Total market risk benefits	$2	$261	$(259)	$—	$233	$(233)
(1)Included in Other assets
Fair Value Measurement
See Note 13 – “Fair Value of Assets and Liabilities” for information about fair value measurement of assets and liabilities, except for market risk benefits.
Market risk benefits are classified within Level 3 on the fair value hierarchy. The fair value of market risk benefits is monitored through the use of attribution reports to quantify the effect of underlying sources of fair value change, including capital market inputs based on policyholder account values, interest rates and short-term and long-term implied volatilities from period to period.
During the three months ended March 31, 2023 and 2022, there were no material changes made to the inputs in the market risk benefit calculations, and nonfinancial assumptions were unchanged.

NOTE 9 DEFERRED POLICY ACQUISITION COSTS
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Traditional business for the three months ended March 31, 2023 and 2022 (dollars in millions):

Three months ended March 31, 2023:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,087	$171	$294	$1,043
Capitalization	57	3	25	19
Amortization expense	(35)	(3)	(10)	(15)
Foreign currency translation	—	—	—	(3)
Balance, end of period	$2,109	$171	$309	$1,044

Three months ended March 31, 2022:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$1,947	$191	$270	$1,056
Capitalization	70	2	15	34
Amortization expense	(36)	(3)	(11)	(23)
Foreign currency translation	—	2	4	(6)
Balance, end of period	$1,981	$192	$278	$1,061
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Financial Solutions business for the three months ended March 31, 2023 and 2022 (dollars in millions):

Three months ended March 31, 2023:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$341	$—	$—	$188
Capitalization	—	—	—	108
Amortization expense	(11)	—	—	(6)
Foreign currency translation	—	—	—	(1)
Balance, end of period	$330	$—	$—	$289

Three months ended March 31, 2022:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$312	$—	$—	$81
Capitalization	6	—	—	13
Amortization expense	(20)	—	—	(3)
Foreign currency translation	—	—	—	—
Balance, end of period	$298	$—	$—	$91

The reconciliation of deferred policy acquisition costs to the condensed consolidated balance sheets as of March 31, 2023 and 2022 is as follows (dollars in millions):

	March 31,
	2023	2022
Deferred policy acquisition costs included in the rollforwards:
Traditional:
U.S. and Latin America	$2,109	$1,981
Canada	171	192
Europe, Middle East and Africa	309	278
Asia Pacific	1,044	1,061
Financial Solutions:
U.S. and Latin America	330	298
Canada	—	—
Europe, Middle East and Africa	—	—
Asia Pacific	289	91
Other long-duration business:
Corporate and Other	5	5
Total deferred policy acquisition costs	$4,257	$3,906
NOTE 10 REINSURANCE CEDED RECEIVABLES AND OTHER
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance. At March 31, 2023 and December 31, 2022, no allowances were deemed necessary.
Two major reinsurance companies account for approximately 76% of reinsurance ceded receivables and other as of March 31, 2023. Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2023, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets have been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
Included in the total reinsurance ceded receivables and other balance are $183 million and $183 million of claims recoverable, of which $17 million and $16 million were in excess of 90 days past due, as of March 31, 2023 and December 31, 2022, respectively. Also included in the total reinsurance ceded receivable and other is a deposit asset on reinsurance of $1.6 billion and $1.6 billion as of March 31, 2023 and December 31, 2022, respectively.

NOTE 11 INVESTMENTS
Fixed Maturity Securities Available-for-Sale
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), Japanese government and agencies (“Japanese government”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). ABS, CMBS and RMBS are collectively “structured securities.”
The following tables provide information relating to investments in fixed maturity securities by type as of March 31, 2023 and December 31, 2022 (dollars in millions):

March 31, 2023:	Amortized	Allowance for	Unrealized	Unrealized	Estimated Fair	% of
	Cost	Credit Losses	Gains	Losses	Value	Total
Available-for-sale:
Corporate	$39,621	$69	$255	$4,330	$35,477	63.3%
Canadian government	3,345	—	455	45	3,755	6.7
Japanese government	3,749	—	9	315	3,443	6.1
ABS	4,470	10	8	365	4,103	7.3
CMBS	1,882	—	—	212	1,670	3.0
RMBS	1,120	—	2	98	1,024	1.8
U.S. government	1,923	—	6	184	1,745	3.1
State and political subdivisions	1,261	—	9	132	1,138	2.0
Other foreign government	4,123	—	31	424	3,730	6.7
Total fixed maturity securities	$61,494	$79	$775	$6,105	$56,085	100.0%

December 31, 2022:	Amortized	Allowance for	Unrealized	Unrealized	Estimated Fair	% of
	Cost	Credit Losses	Gains	Losses	Value	Total
Available-for-sale:
Corporate	$38,963	$27	$168	$5,135	$33,969	64.2%
Canadian government	3,311	—	381	66	3,626	6.9
Japanese government	3,033	—	4	478	2,559	4.8
ABS	4,324	10	4	440	3,878	7.3
CMBS	1,835	—	—	212	1,623	3.1
RMBS	1,054	—	1	114	941	1.8
U.S. government	1,690	—	4	212	1,482	2.8
State and political subdivisions	1,282	—	10	173	1,119	2.1
Other foreign government	4,171	—	22	489	3,704	7.0
Total fixed maturity securities	$59,663	$37	$594	$7,319	$52,901	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of March 31, 2023 and December 31, 2022, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of March 31, 2023 and December 31, 2022 (dollars in millions):

	March 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$414	$366	$355	$292
Fixed maturity securities received as collateral	n/a	1,506	n/a	1,428
Assets in trust held to satisfy collateral requirements	31,586	28,622	31,510	27,817

The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s equity included securities of the U.S. government and its agencies and the Japanese government and its agencies, as well as the securities disclosed below, as of March 31, 2023 and December 31, 2022 (dollars in millions).

	March 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Quebec	$1,388	$1,642	$1,436	$1,649
Canadian province of Ontario	1,033	1,146	982	1,068
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of March 31, 2023, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,899	$1,849
Due after one year through five years	10,092	9,879
Due after five years through ten years	11,375	10,513
Due after ten years	30,656	27,047
Structured securities	7,472	6,797
Total	$61,494	$56,085
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of March 31, 2023 and December 31, 2022 (dollars in millions):

March 31, 2023:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$14,732	$13,043	36.8%
Industrial	19,945	18,108	51.0
Utility	4,944	4,326	12.2
Total	$39,621	$35,477	100.0%

December 31, 2022:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$14,551	$12,680	37.3%
Industrial	19,624	17,257	50.8
Utility	4,788	4,032	11.9
Total	$38,963	$33,969	100.0%

Allowance for Credit Losses and Impairments – Fixed Maturity Securities Available-for-Sale
As discussed in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2022 Annual Report, allowances for credit losses on fixed maturity securities are recognized in investment related gains (losses), net. The amount recognized represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the fixed maturity security prior to the allowance for credit losses. Any remaining difference between the fair value and amortized cost is recognized in OCI.
The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the three months ended March 31, 2023 and 2022 (dollars in millions):

For the three months ended March 31, 2023:
	Corporate	ABS	CMBS	Other Foreign Government	Total
Balance, beginning of year	$27	$10	$—	$—	$37
Credit losses recognized on securities for which credit losses were not previously recorded	43	—	—	—	43
Reductions for securities sold during the period	(3)	—	—	—	(3)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	2	—	—	—	2
Balance, end of period	$69	$10	$—	$—	$79

For the three months ended March 31, 2022:
	Corporate	ABS	CMBS	Other Foreign Government	Total
Balance, beginning of year	$26	$—	$1	$4	$31
Credit losses recognized on securities for which credit losses were not previously recorded	6	5	—	—	11
Reductions for securities sold during the period	(1)	—	—	(1)	(2)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	2	—	—	—	2
Balance, end of period	$33	$5	$1	$3	$42
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
The following tables present the estimated fair values and gross unrealized losses for the 6,228 and 6,441 fixed maturity securities for which an allowance for credit loss has not been recorded as of March 31, 2023 and December 31, 2022, and the estimated fair value had declined and remained below amortized cost (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
March 31, 2023:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$9,861	$486	$18,130	$3,705	$27,991	$4,191
Canadian government	395	15	165	30	560	45
Japanese government	379	4	2,291	311	2,670	315
ABS	811	38	2,777	311	3,588	349
CMBS	341	20	1,271	188	1,612	208
RMBS	332	16	513	82	845	98
U.S. government	909	5	606	179	1,515	184
State and political subdivisions	350	10	635	122	985	132
Other foreign government	1,073	38	1,763	325	2,836	363
Total investment grade securities	14,451	632	28,151	5,253	42,602	5,885
Below investment grade securities:
Corporate	550	58	546	79	1,096	$137
ABS	45	3	46	10	91	13
Other foreign government	—	—	187	61	187	61
Total below investment grade securities	595	61	779	150	1,374	211
Total fixed maturity securities	$15,046	$693	$28,930	$5,403	$43,976	$6,096

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2022:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$21,867	$2,756	$6,840	$2,225	$28,707	$4,981
Canadian government	554	42	71	23	625	65
Japanese government	815	86	1,694	392	2,509	478
ABS	1,596	153	1,931	269	3,527	422
CMBS	1,314	144	281	65	1,595	209
RMBS	664	62	181	53	845	115
U.S. government	1,202	64	253	148	1,455	212
State and political subdivisions	819	124	131	50	950	174
Other foreign government	1,942	167	1,026	260	2,968	427
Total investment grade securities	30,773	3,598	12,408	3,485	43,181	7,083
Below investment grade securities:
Corporate	767	87	305	61	1,072	148
ABS	52	6	38	9	90	15
Other foreign government	39	2	164	60	203	62
Total below investment grade securities	858	95	507	130	1,365	225
Total fixed maturity securities	$31,631	$3,693	$12,915	$3,615	$44,546	$7,308
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

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	Three months ended March 31,
	2023	2022
Fixed maturity securities available-for-sale	$645	$533
Equity securities	2	2
Mortgage loans	74	73
Policy loans	13	13
Funds withheld at interest	72	51
Limited partnerships and real estate joint ventures	54	161
Short-term investments and cash and cash equivalents	21	2
Other invested assets	9	2
Investment income	890	837
Investment expense	(34)	(27)
Net investment income	$856	$810
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	Three months ended March 31,
	2023	2022
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$(42)	$(11)
Impairments on fixed maturities	(1)	(1)
Realized gains on investment activity	31	11
Realized losses on investment activity	(75)	(36)
Net gains (losses) on equity securities	2	(8)
Change in mortgage loan allowance for credit losses	3	(2)
Change in fair value of certain limited partnership investments	(3)	19
Other, net	2	8
Net gains (losses) on derivatives	6	(119)
Total investment related gains (losses), net	$(77)	$(139)

Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements
The following table provides information relating to securities borrowing, lending and repurchase/reverse repurchase agreements as of March 31, 2023 and December 31, 2022 (dollars in millions):

	March 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities borrowing agreements:
Securities borrowed (1)	n/a	$930	n/a	$852
Securities pledged as collateral (2)	922	804	859	693
Securities lending agreements:
Securities loaned (2)	60	56	59	55
Securities received as collateral (3)	n/a	66	n/a	66
Repurchase/reverse repurchase agreements:
Securities sold (2)	1,071	964	898	779
Securities purchased (3)	n/a	629	n/a	619
Cash received (4)	248	248	149	149
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
(4)A payable for the cash received by the Company is included within other liabilities.
The following tables present information on the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of March 31, 2023 and December 31, 2022 (dollars in millions):

	March 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending agreements:
Corporate	$—	$—	$—	$40	$40
Canadian government	—	—	—	5	5
State and political subdivisions	—	—	—	6	6
Other foreign government	—	—	—	5	5
Total	—	—	—	56	56
Repurchase agreements:
Corporate	—	—	—	342	342
Japanese government	—	—	—	290	290
ABS	—	—	—	57	57
CMBS	—	—	—	111	111
RMBS	—	—	—	53	53
U.S. government	—	—	—	13	13
Other foreign government	—	—	—	98	98
Total	—	—	—	964	964
Total agreements	$—	$—	$—	$1,020	$1,020

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending agreements:
Corporate	$—	$—	$—	$42	$42
Canadian government	—	—	—	5	5
State and political subdivisions	—	—	—	3	3
Other foreign government	—	—	—	5	5
Total	—	—	—	55	55
Repurchase agreements:
Corporate	—	—	—	279	279
Japanese government	—	—	—	278	278
ABS	—	—	—	54	54
CMBS	—	—	—	63	63
RMBS	—	—	—	10	10
U.S. government	—	—	—	—	—
Other foreign government	—	—	—	95	95
Total	—	—	—	779	779
Total agreements	$—	$—	$—	$834	$834
Mortgage Loans
As of March 31, 2023, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (12.8%), Texas (12.0%) and Washington (8.0%), in addition to loans secured by properties in Canada (3.5%) and the United Kingdom (2.3%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of March 31, 2023 and December 31, 2022 (dollars in millions):

	March 31, 2023		December 31, 2022
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office	$1,710	24.8%	$1,706	25.6%
Retail	2,319	33.6	2,290	34.4
Industrial	1,602	23.3	1,518	22.8
Apartment	835	12.1	763	11.5
Other commercial	429	6.2	376	5.7
Recorded investment	6,895	100.0%	6,653	100.0%
Unamortized balance of loan origination fees and expenses	(14)		(12)
Allowance for credit losses	(48)		(51)
Total mortgage loans	$6,833		$6,590
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of March 31, 2023 and December 31, 2022 (dollars in millions):

	March 31, 2023		December 31, 2022
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$2,827	41.0%	$2,652	39.9%
Due after five years through ten years	3,101	45.0	2,930	44.0
Due after ten years	967	14.0	1,071	16.1
Total	$6,895	100.0%	$6,653	100.0%

The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of March 31, 2023 and December 31, 2022 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
March 31, 2023:
Loan-to-Value Ratio
0% – 59.99%	$3,740	$210	$82	$30	$4,062	58.9%
60% – 69.99%	1,811	140	70	—	2,021	29.3
70% – 79.99%	529	41	21	—	591	8.6
80% or greater	59	30	132	—	221	3.2
Total	$6,139	$421	$305	$30	$6,895	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2022:
Loan-to-Value Ratio
0% – 59.99%	$3,466	$215	$56	$18	$3,755	56.4%
60% – 69.99%	1,894	119	71	—	2,084	31.3
70% – 79.99%	475	49	91	—	615	9.3
80% or greater	81	—	118	—	199	3.0
Total	$5,916	$383	$336	$18	$6,653	100.0%
The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of March 31, 2023 and December 31, 2022 (dollars in millions):

	Recorded Investment
	Year of Origination
	2023	2022	2021	2020	2019	Prior	Total
March 31, 2023:
Internal credit quality grade:
High investment grade	$66	$694	$676	$335	$531	$1,944	$4,246
Investment grade	245	599	283	238	306	754	2,425
Average	—	—	6	—	39	160	205
Watch list	—	—	—	—	—	—	—
In or near default	—	—	—	—	—	19	19
Total	$311	$1,293	$965	$573	$876	$2,877	$6,895

	Recorded Investment
	Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
December 31, 2022:
Internal credit quality grade:
High investment grade	$698	$684	$327	$561	$422	$1,565	$4,257
Investment grade	586	284	248	279	252	531	2,180
Average	—	6	—	39	52	83	180
Watch list	—	—	—	—	—	—	—
In or near default	—	—	—	—	—	36	36
Total	$1,284	$974	$575	$879	$726	$2,215	$6,653

The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Current	$6,869	$6,617
31 – 60 days past due	7	—
Greater than 90 days past due	19	36
Total	$6,895	$6,653
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Three months ended March 31,
	2023	2022
Balance, beginning of period	$51	$35
Change in allowance for credit losses	(3)	2
Balance, end of period	$48	$37
During the three months ended March 31, 2023, the Company converted one mortgage loan in the amount of $17 million to an owned property through a deed in lieu of foreclosure. During the three months ended March 31, 2022, the Company restructured three mortgage loans to interest only payments as a result of lower occupancy levels, one of which was paid in full as of December 31, 2022. The total recorded investment before allowance for credit losses for mortgage loans that were modified or met the criteria of Troubled Debt Restructuring (“TDR”) is $77 million as of March 31, 2022. The Company had one mortgage loan in the amount of $19 million that was on a nonaccrual status as of March 31, 2023. The Company had no mortgage loans that were on a nonaccrual status as of March 31, 2022. The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2023 and 2022.
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
Funds Withheld at Interest
As of March 31, 2023, $3.7 billion of the funds withheld at interest balance is primarily associated with two clients. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of March 31, 2023 and December 31, 2022 are as follows (dollars in millions):

	March 31, 2023	December 31, 2022
Limited partnerships – equity method	$970	$934
Limited partnerships – fair value	726	683
Limited partnerships – cost method	54	49
Real estate joint ventures	655	661
Total limited partnerships and real estate joint ventures	$2,405	$2,327
Other Invested Assets
Other invested assets include lifetime mortgages and derivative contracts. Other invested assets also includes FHLB common stock, unit-linked investments, and real estate held for investment, which are included in “Other” in the table below. As of March 31, 2023 and December 31, 2022, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of March 31, 2023 and December 31, 2022 are as follows (dollars in millions):

	March 31, 2023	December 31, 2022
Lifetime mortgages	$897	$868
Derivatives	100	170
Other	114	102
Total other invested assets	$1,111	$1,140
NOTE 12 DERIVATIVE INSTRUMENTS
See Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2022 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. See Note 13 – “Fair Value of Assets and Liabilities” for additional disclosures related to the fair value hierarchy for derivative instruments, including embedded derivatives.
Commonly used derivative instruments include, but are not necessarily limited to: credit default swaps, equity futures, equity options, foreign currency swaps, foreign currency forwards, interest rate swaps, interest rate options, interest rate futures, total return swaps, synthetic guaranteed investment contracts (“GICs”), consumer price index (“CPI”) swaps, forward bond purchase commitments, other derivatives and embedded derivatives. For detailed information on these derivative instruments and the related strategies, see Note 12 – “Derivative Instruments” of the Company’s 2022 Annual Report.
Summary of Derivative Positions
Derivatives, except for embedded derivatives, are included in other invested assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest or other liabilities, at fair value. Embedded derivative liabilities on indexed annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of March 31, 2023 and December 31, 2022 (dollars in millions):

		March 31, 2023			December 31, 2022
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,578	$13	$1	$1,271	$2	$2
Interest rate options	Interest rate	7,957	11	—	7,756	34	—
Total return swaps	Interest rate	500	19	—	500	18	—
Interest rate futures	Interest rate	97	—	—	96	—	—
Equity futures	Equity	186	—	—	164	—	—
Foreign currency swaps	Foreign currency	150	16	—	150	18	—
Foreign currency forwards	Foreign currency	1,006	4	8	766	50	—
CPI swaps	CPI	478	19	5	496	20	3
Credit default swaps	Credit	1,528	2	14	1,523	2	21
Equity options	Equity	336	24	—	358	38	—
Synthetic GICs	Interest rate	17,280	—	—	17,411	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	362	333	—	363	371
Indexed annuity products		—	—	495	—	—	530
Total non-hedging derivatives		31,096	470	856	30,491	545	927
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	1,701	5	112	1,310	3	113
Foreign currency swaps	Foreign currency	114	—	3	114	—	—
Foreign currency forwards	Foreign currency	1,161	29	2	1,019	38	1
Forward bond purchase commitments	Interest rate	407	—	86	407	—	96
Total hedging derivatives		3,383	34	203	2,850	41	210
Total derivatives		$34,479	$504	$1,059	$33,341	$586	$1,137

Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of March 31, 2023 and 2022 were as follows (dollars in millions):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items
		Investment Related Gains (Losses), Net
For the three months ended March 31, 2023:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(3)	$2
For the three months ended March 31, 2022:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$7	$(3)
Cash Flow Hedges
Certain derivative instruments are designated as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The Company designates and accounts for the following as cash flow hedges: (i) certain interest rate swaps, in which the cash flows of assets and liabilities are variable based on a benchmark rate; (ii) certain interest rate swaps, in which the cash flows of assets are denominated in different currencies, commonly referred to as cross-currency swaps; (iii) certain interest rate swaps, in which floating rate assets are converted to fixed rate assets; and (iv) forward bond purchase commitments.
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Three months ended March 31,
	2023	2022
Balance, beginning of period	$(205)	$(22)
Gains (losses), net deferred in other comprehensive income (loss)	6	(60)
Amounts reclassified to net investment income	3	—
Amounts reclassified to interest expense	(2)	1
Balance, end of period	$(198)	$(81)
As of March 31, 2023, approximately $1 million of before-tax deferred net losses recorded in AOCI are expected to be reclassified to investment income during the next twelve months. For the same time period, $10 million of before-tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
		Net Investment Income	Interest Expense
For the three months ended March 31, 2023:
Interest rate	$14	$—	$2
Foreign currency/interest rate	(8)	(3)	—
Total	$6	$(3)	$2
For the three months ended March 31, 2022:
Interest rate	$(64)	$—	$(1)
Foreign currency/interest rate	4	—	—
Total	$(60)	$—	$(1)
For the three months ended March 31, 2023 and 2022, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	For the three months ended March 31,
Type of NIFO Hedge	2023	2022
Foreign currency forwards	$—	$(16)
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $210 million as of March 31, 2023 and December 31, 2022. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 is as follows (dollars in millions):

		Gains (Losses) for the three months ended March 31,
Type of Non-hedging Derivative	Income Statement Location of Gains (Losses)	2023	2022
Interest rate swaps	Investment related gains (losses), net	$20	$(52)
Interest rate options	Investment related gains (losses), net	(23)	—
Total return swaps	Investment related gains (losses), net	3	—
Interest rate futures	Investment related gains (losses), net	—	2
Equity futures	Investment related gains (losses), net	(9)	5
Foreign currency swaps	Investment related gains (losses), net	—	7
Foreign currency forwards	Investment related gains (losses), net	(19)	(23)
CPI swaps	Investment related gains (losses), net	1	29
Credit default swaps	Investment related gains (losses), net	11	(58)
Equity options	Investment related gains (losses), net	(14)	—
Subtotal		(30)	(90)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	37	(33)
Indexed annuity products	Interest credited	16	36
Total non-hedging derivatives		$23	$(87)

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at March 31, 2023 and December 31, 2022 (dollars in millions):

	March 31, 2023			December 31, 2022
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$(13)	$428	18.5	$(18)	$428	18.7
BBB+/BBB/BBB-
Single name credit default swaps	2	160	3	1	155	3.3
Credit default swaps referencing indices	—	915	5.8	—	915	6.2
Subtotal	2	1,075	5.4	1	1,070	5.8
BB+/BB/BB-
Single name credit default swaps	(1)	25	2.9	(2)	25	3.2
Total	$(12)	$1,528	9	$(19)	$1,523	9.4
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
The Company has elected to include all derivatives, except embedded derivatives, in the table below, irrespective of whether they are subject to an enforceable master netting arrangement or a similar agreement. See Note 11 – “Investments” for information regarding the Company’s securities borrowing, lending and repurchase/reverse repurchase agreements.
The following table provides information relating to the netting of the Company’s derivative instruments as of March 31, 2023 and December 31, 2022 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments/Collateral (1)	Net Amount
March 31, 2023:
Derivative assets	$142	$(42)	$100	$(100)	$—
Derivative liabilities	231	(42)	189	(189)	—
December 31, 2022:
Derivative assets	223	(53)	170	(170)	—
Derivative liabilities	236	(53)	183	(183)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of March 31, 2023, the Company had credit exposure of $15 million.
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

NOTE 13 FAIR VALUE OF ASSETS AND LIABILITIES
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
For a discussion of the Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2022 Annual Report.
See Note 8 – “Market Risk Benefits” for information about fair value measurement of market risk benefits.
Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are summarized below (dollars in millions):

March 31, 2023:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$35,477	$—	$30,864	$4,613
Canadian government	3,755	—	3,755	—
Japanese government	3,443	—	3,443	—
ABS	4,103	—	2,699	1,404
CMBS	1,670	—	1,614	56
RMBS	1,024	—	1,023	1
U.S. government	1,745	1,649	88	8
State and political subdivisions	1,138	—	1,118	20
Other foreign government	3,730	—	3,693	37
Total fixed maturity securities available-for-sale	56,085	1,649	48,297	6,139
Equity securities	138	70	—	68
Funds withheld at interest – embedded derivatives	(322)	—	—	(322)
Funds withheld at interest	53	—	—	53
Cash equivalents	1,654	1,653	—	1
Short-term investments	203	118	78	7
Other invested assets:
Derivatives	100	—	100	—
Other	24	—	24	—
Total other invested assets	124	—	124	—
Total	$57,935	$3,490	$48,499	$5,946
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$495	$—	$—	$495
Other liabilities:
Funds withheld at interest – embedded derivatives	(351)	—	—	(351)
Derivatives	189	—	189	—
Total	$333	$—	$189	$144

(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of March 31, 2023, the fair value of such investments was $726 million.

December 31, 2022:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$33,969	$—	$29,670	$4,299
Canadian government	3,626	—	3,626	—
Japanese government	2,559	—	2,559	—
ABS	3,878	—	2,603	1,275
CMBS	1,623	—	1,555	68
RMBS	941	—	931	10
U.S. government	1,482	1,388	85	9
State and political subdivisions	1,119	—	1,093	26
Other foreign government	3,704	—	3,669	35
Total fixed maturity securities available-for-sale	52,901	1,388	45,791	5,722
Equity securities	134	68	—	66
Funds withheld at interest – embedded derivatives	(371)	—	—	(371)
Funds withheld at interest	54	—	—	54
Cash equivalents	1,535	1,535	—	—
Short-term investments	121	54	54	13
Other invested assets:
Derivatives	170	—	170	—
Other	23	—	23	—
Total other invested assets	193	—	193	—
Total	$54,567	$3,045	$46,038	$5,484
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$530	$—	$—	$530
Other liabilities:
Funds withheld at interest – embedded derivatives	(363)	—	—	(363)
Derivatives	183	—	183	—
Total	$350	$—	$183	$167
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of December 31, 2022, the fair value of such investments was $683 million.

Quantitative Information Regarding Internally Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of March 31, 2023 and December 31, 2022 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	March 31, 2023	December 31, 2022			March 31, 2023	December 31, 2022
Assets:
Corporate	$25	$25	Market comparable securities	Liquidity premium	1%	1%
				EBITDA Multiple	5.3x	5.3x
ABS	272	274	Market comparable securities	Liquidity premium	0-18% (2%)	0-18% (2%)
U.S. government	8	9	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	9	9	Market comparable securities	EBITDA Multiple	8.4x-11.2x (9.7x)	8.4x-11.2x (9.6x)
Funds withheld at interest – embedded derivatives	4	(34)	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (15%)	0-35% (17%)
				Withdrawal	0-5% (4%)	0-5% (4%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-4% (2%)	1-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	495	530	Discounted cash flow	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (14%)	0-35% (16%)
				Withdrawal	0-5% (4%)	0-5% (3%)
				Option budget projection	1-4% (2%)	1-4% (2%)

Changes in Level 3 Assets and Liabilities
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Transfers out of Level 3 are primarily the result of the Company obtaining observable pricing information or a third-party pricing quotation that appropriately reflects the fair value of those assets and liabilities.
For further information on the Company’s valuation processes, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2022 Annual Report.
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended March 31, 2023:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$4,299	$35	$1,353	$35	$66	$—	$13	$(8)	$54	$(530)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	1	—	1	—	—	—	—	—	(2)	—
Investment related gains (losses), net	(1)	—	1	—	—	—	(1)	37	—	—
Interest credited	—	—	—	—	—	—	—	—	—	16
Included in other comprehensive income (loss)	55	2	33	(1)	—	—	—	—	1	—
Purchases (2)	318	—	98	—	2	1	1	—	—	2
Sales (2)	—	—	—	—	—	—	—	—	—	—
Settlements (2)	(59)	—	(62)	(1)	—	—	—	—	—	17
Transfers into Level 3	—	—	64	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	(27)	(5)	—	—	(6)	—	—	—
Fair value, end of period	$4,613	$37	$1,461	$28	$68	$1	$7	$29	$53	$(495)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$1	$—	$1	$—	$—	$—	$—	$—	$(2)	$—
Investment related gains (losses), net	(2)	—	—	—	—	—	(1)	37	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(1)
Included in other comprehensive income (loss)	52	2	33	(1)	—	—	—	—	1	—
(1)Funds withheld at interest – embedded derivatives assets and liabilities are presented net for purposes of the rollforward.
(2)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

For the three months ended March 31, 2022:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$3,888	$33	$1,179	$45	$50	$—	$28	$165	$83	$(693)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	1	—	—	—	—	—	—	—	(5)	—
Investment related gains (losses), net	—	—	(5)	—	(1)	—	—	(33)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	36
Included in other comprehensive income (loss)	(144)	(4)	(72)	(1)	—	—	—	—	(2)	—
Purchases (2)	365	—	95	—	—	—	20	—	1	(6)
Sales (2)	(16)	—	(51)	—	(1)	—	—	—	—	—
Settlements (2)	(26)	—	(38)	(2)	—	—	—	—	(2)	18
Transfers into Level 3	—	—	13	6	—	—	—	—	—	—
Transfers out of Level 3	(22)	—	—	(4)	—	—	—	—	—	—
Fair value, end of period	$4,046	$29	$1,121	$44	$48	$—	$48	$132	$75	$(645)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$1	$—	$—	$—	$—	$—	$—	$—	$(5)	$—
Investment related gains (losses), net	—	—	(5)	—	(1)	—	—	(33)	—	—
Claims and other policy benefits	—	—	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	—	—	18
Included in other comprehensive income (loss)	(144)	(4)	(71)	(1)	—	—	—	—	(2)	—
(1)Funds withheld at interest – embedded derivatives assets and liabilities are presented net for purposes of the rollforward.
(2)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. During the three months ended March 31, 2023 and 2022, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of March 31, 2023 and December 31, 2022 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2022 Annual Report. This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

March 31, 2023:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$6,833	$6,367	$—	$—	$6,367
Policy loans	1,221	1,221	—	1,221	—
Funds withheld at interest	6,245	5,821	—	—	5,821
Limited partnerships – cost method	54	57	—	—	57
Cash and cash equivalents	1,640	1,640	1,640	—	—
Short-term investments	43	43	43	—	—
Other invested assets	974	780	5	64	711
Accrued investment income	672	672	—	672	—
Liabilities:
Interest-sensitive contract liabilities	$23,515	$23,213	$—	$—	$23,213
Other liabilities – funds withheld at interest	1,593	1,316	—	—	1,316
Long-term debt	4,455	4,260	—	—	4,260

December 31, 2022:
Assets:
Mortgage loans	$6,590	$6,109	$—	$—	$6,109
Policy loans	1,231	1,231	—	1,231	—
Funds withheld at interest	6,319	5,884	—	—	5,884
Limited partnerships – cost method	49	52	—	—	52
Cash and cash equivalents	1,392	1,392	1,392	—	—
Short-term investments	33	33	33	—	—
Other invested assets	947	758	4	65	689
Accrued investment income	630	630	—	630	—
Liabilities:
Interest-sensitive contract liabilities	$23,493	$23,065	$—	$—	$23,065
Other liabilities – funds withheld at interest	1,596	1,321	—	—	1,321
Long-term debt	3,961	3,670	—	—	3,670
(1)Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
NOTE 14 INCOME TAX
On August 16, 2022, the Inflation Reduction Act of 2022 (“the Act”) was enacted in the U.S. The Act includes law changes relating to tax, climate change, energy and health care. In particular, for tax years ending after December 31, 2022, the Act imposes a 15% minimum tax on adjusted financial statement income for applicable corporations with average financial statement income over $1 billion for the previous 3-year period ending in 2022 or after. Based on the current guidance, the Company is not an applicable corporation for 2023. The Act also imposes a 1% excise tax on stock buybacks of a publicly traded corporation. The Act is not expected to have a material impact to the Company’s tax expense.
The effective tax rate for the three months ending March 31, 2023, was 28.0% on pre-tax income. The tax rate was higher than the U.S. statutory rate primarily due to income earned in jurisdiction with tax rates greater than the U.S. statutory tax rate, Global Intangible Low-Taxed income (“GILTI”), Subpart F income and adjustments to the valuation allowance. The effective tax rate for the three months ending March 31, 2022, was 26.3%. The tax rate was higher than the U.S. statutory rate primarily as a result of income in jurisdictions with tax rates higher than the U.S. and basis adjustments in foreign jurisdictions. These increases were partially offset with benefits received from tax credits generated during the year.

NOTE 15 EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three months ended March 31, 2023 and 2022 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022
Service cost	$3	$4	$—	$1
Interest cost	2	1	1	—
Expected return on plan assets	(3)	(3)	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of prior actuarial losses	1	1	—	—
Net periodic benefit cost	$3	$3	$1	$1

NOTE 16 COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of March 31, 2023 and December 31, 2022, are presented in the following table (dollars in millions):

	March 31, 2023	December 31, 2022
Limited partnerships and real estate joint ventures	$955	$937
Mortgage loans	189	137
Bank loans and private placements	644	682
Lifetime mortgages	33	59
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for expected credit losses associated with unfunded commitments as of March 31, 2023 and December 31, 2022.
Funding Agreements
Federal Home Loan Bank of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2023 and December 31, 2022, the Company had $1.3 billion of FHLB funding agreements outstanding. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s Funding Agreement Backed Notes (“FABN”) program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of both March 31, 2023 and December 31, 2022, the Company had $900 million of FABN agreements outstanding and are included within interest-sensitive contract liabilities.
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
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right to use asset and lease obligation. As of March 31, 2023, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of March 31, 2023 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	2,630
2036	3,599
2037	6,850
2038	800
2039	8,751
2046	3,000
NOTE 17 SEGMENT INFORMATION
The accounting policies of the segments are the same as those described in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements included in the Company’s 2022 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets.
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
The Company has geographic-based and business-based operational segments. Geographic-based operations are further segmented into Traditional and Financial Solutions businesses. Information related to revenues, income (loss) before income taxes and total assets of the Company for each reportable segment are summarized below (dollars in millions):

	Three months ended March 31,
Revenues:	2023	2022
U.S. and Latin America:
Traditional	$1,812	$1,851
Financial Solutions	515	233
Total	2,327	2,084
Canada:
Traditional	359	365
Financial Solutions	27	26
Total	386	391
Europe, Middle East and Africa:
Traditional	460	473
Financial Solutions	169	183
Total	629	656
Asia Pacific:
Traditional	729	703
Financial Solutions	131	20
Total	860	723
Corporate and Other	49	63
Total	$4,251	$3,917

	Three months ended March 31,
Income (loss) before income taxes:	2023	2022
U.S. and Latin America:
Traditional	$121	$60
Financial Solutions	114	57
Total	235	117
Canada:
Traditional	29	15
Financial Solutions	10	9
Total	39	24
Europe, Middle East and Africa:
Traditional	27	34
Financial Solutions	59	67
Total	86	101
Asia Pacific:
Traditional	79	108
Financial Solutions	(13)	(56)
Total	66	52
Corporate and Other	(75)	(27)
Total	$351	$267

Assets:	March 31, 2023	December 31, 2022
U.S. and Latin America:
Traditional	$22,671	$22,612
Financial Solutions	25,111	25,203
Total	47,782	47,815
Canada:
Traditional	4,898	4,826
Financial Solutions	196	177
Total	5,094	5,003
Europe, Middle East and Africa:
Traditional	4,011	3,652
Financial Solutions	5,561	5,215
Total	9,572	8,867
Asia Pacific:
Traditional	9,615	9,254
Financial Solutions	14,693	12,023
Total	24,308	21,277
Corporate and Other	2,364	1,942
Total	$89,120	$84,904
NOTE 18 FINANCING ACTIVITIES
On March 23, 2023, Chesterfield Reinsurance Company, a subsidiary of RGA, issued 7.125% Surplus Notes due 2043, with a face amount of $500 million. Capitalized issue costs were approximately $6 million.
On March 13, 2023, the Company entered into a new syndicated revolving credit facility with a five year term and an overall capacity of $850 million, replacing its existing $850 million syndicated revolving credit facility, which was scheduled to mature in August 2023. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility.
NOTE 19 NEW ACCOUNTING STANDARDS NOT YET ADOPTED
Changes to the general accounting principles are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB Accounting Standards Codification™. There are no accounting standards not yet adopted that are applicable or are expected to have more than a minimal impact on the Company’s condensed consolidated financial statements.

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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update these forward-looking statements, even though the Company’s situation may change in the future. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2022 Annual Report, as may be supplemented by Item 1A – “Risk Factors” in the Company’s subsequent Quarterly Reports on Form 10-Q.

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.4 trillion of life reinsurance in force and assets of $89.1 billion as of March 31, 2023. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial Solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from Financial Solutions business and income earned on invested assets.
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
For its traditional business, the Company’s profitability largely depends on the volume and amount of death- and health-related claims incurred and the ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. For longevity business, the Company’s profitability depends on the lifespan of the underlying contract holders and the investment performance for certain contracts. Additionally, the Company generates profits on investment spreads associated with the reinsurance of investment type contracts and generates fees from financial reinsurance transactions, which are typically shorter duration than its traditional life reinsurance business. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.
As is customary in the reinsurance business, clients continually update, refine, and revise reinsurance information provided to the Company. Such revised information is used by the Company in preparation of its condensed consolidated financial statements and the financial effects resulting from the incorporation of revised data are reflected in the current period.
In the first quarter of 2023, the Company adopted Accounting Standards Update (“ASU”): ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). ASU 2018-12 updates certain requirements for the accounting for long-duration insurance contracts. See Note 2 – “Impact of New Accounting Standard” in the Notes to Condensed Consolidated Financial Statements for additional information.
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
Deferred policy acquisition costs;
    Liabilities for future policy benefits and incurred but not reported claims;
    Valuation of investments, allowance for credit losses and impairments to specific investments;
    Valuation of embedded derivatives and market risk benefits; and
    Income taxes.
A discussion of each of the critical accounting policies may be found in the Company’s 2022 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” The critical accounting polices related to Deferred Policy Acquisition Costs, estimating the Company’s Liability for Future Policy Benefits and Valuation of Embedded Derivatives and Market Risk Benefits presented below have been updated to reflect the adoption of ASU 2018-12.
Deferred Policy Acquisition Costs
ASU 2018-12 simplified the accounting for deferred policy acquisition costs by eliminating the requirement to test deferred policy acquisition costs for impairment or recoverability, an interest component is no longer accrued, and the requirement to adjust deferred policy acquisition costs for unrealized gains and losses (i.e., “shadow adjustments”) has been eliminated. ASU 2018-12 also clarified that deferred policy acquisition costs should only include costs that have been incurred and estimates of future contract renewal costs shall no longer be included, and capitalized costs should be amortized using a simplified method that approximates straight line amortization. As result of these simplifications, the Company no longer considers the accounting for deferred policy acquisition costs to be a critical accounting policy.
Liabilities for Future Policy Benefits and Incurred but Not Reported Claims
The liability for future policy benefits is estimated using the Company’s mortality, morbidity, and persistency assumptions that reflect the Company’s historical experience, industry data, cedant specific experience, and discount rates based on the current yields of upper-medium grade fixed income instruments (A rated credit). These assumptions vary with the characteristics of the reinsurance contract, the year the risk was assumed, age of the insured and other appropriate factors.
The liability for annuities in the payout phase is calculated using expected mortality, discount rates and other assumptions. These assumptions vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. The mortality assumptions are based on the Company’s experience as well as industry experience and standards.
For the purpose of calculating the liability for future policy benefits, the Company’s reinsurance contracts for its Traditional business are grouped into annual cohorts based on the effective date of the reinsurance contract. The annual groupings are further disaggregated based on:
•How the reinsurance contracts are priced and managed;
•Geographical locations;
•Underlying currency of the contract;
•Ceding company and other factors.
Given the unique risks and highly customized nature the Company’s financial reinsurance business, reinsurance contracts for the Financial Solutions business are not aggregated with other contracts for the purpose of calculating the liability for future policy benefits.
With the exception of the expense assumptions, the Company reviews actual and anticipated experience compared to the assumptions used to establish policy benefits on a quarterly basis and will update those assumptions if evidence suggests that they should be revised. The Company has elected to lock-in claims expense assumptions at contract inception and those assumptions are not subsequently reviewed or updated.

The discount rates used to estimate the liability are based on upper-medium grade fixed-income instruments (A rated credit) with similar tenor to the expected liability cash flows. The discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in other comprehensive income (loss). For unobservable discount rates, the Company uses estimates consistent with fair value guidance, maximizing the use of relevant, observable market prices and minimizing the use of unobservable inputs.
Valuation of Market Risk Benefits and Embedded Derivatives
The Company reinsures certain annuity products that contain terms that are deemed to be market risk benefits or embedded derivatives, primarily variable annuities with guaranteed minimum benefits and equity-indexed annuities.
Variable annuities with guaranteed minimum benefits have been identified as market risk benefits. Market risk benefits are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value using an option-based valuation model based on current net amounts at risk, market data, Company experience, and other factors. Changes in fair value are recognized in net income each period with the exception of the portion of the change in fair value due to a change in the liability’s credit valuation adjustment (“CVA”), which is recognized in other comprehensive income (loss).
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

Consolidated Results of Operations
Results from Operations – 2023 compared to 2022
The following table summarizes net income for the periods presented.

For the three months ended March 31,
(Dollars in millions, except per share data)	2023	2022	2023 vs 2022
Revenues
Net premiums	$3,385	$3,155	$230
Net investment income	856	810	46
Investment related gains (losses), net	(77)	(139)	62
Other revenues	87	91	(4)
Total revenues	4,251	3,917	334
Benefits and expenses
Claims and other policy benefits	3,063	2,871	192
Future policy benefits remeasurement (gains) losses	(26)	58	(84)
Market risk benefits remeasurement (gains) losses	14	(34)	48
Interest credited	215	141	74
Policy acquisition costs and other insurance expenses	331	344	(13)
Other operating expenses	250	227	23
Interest expense	50	42	8
Collateral finance and securitization expense	3	1	2
Total benefits and expenses	3,900	3,650	250
Income (loss) before income taxes	351	267	84
Provision for income taxes	98	70	28
Net income (loss)	$253	$197	$56
Net income attributable to noncontrolling interest	1	—	1
Net income (loss) available to RGA, Inc. shareholders	$252	$197	$55
Earnings per share
Basic earnings per share	$3.77	$2.93	$0.84
Diluted earnings per share	$3.72	$2.91	$0.81
The increase in income for the three months ended March 31, 2023, was primarily the result of:
•Favorable claims experience in the U.S. and Latin America Traditional segment. The unfavorable experience in the prior period, included in future policy benefits remeasurement (gains) losses, was primarily attributable to higher claims as a result of COVID-19.
•Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, increased investment related gains by $37 million for the three month period ended March 31, 2023, compared to a decrease of $33 million for the three month period ended March 31, 2022.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuation decreased income before taxes for the three months ended March 31, 2023, by $13 million primarily due to the weakening of the Great British Pound and Canadian Dollar compared to the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums is primarily due to a single premium pension risk transfer (“PRT”) transaction completed in the first quarter of 2023. The PRT single premium was offset by an increase in reserves. The remaining increase in premiums is attributable to organic growth on existing treaties and new business production, measured by the face amount of life reinsurance in force, of $80.6 billion and $119.4 billion during the three months ended March 31, 2023 and 2022, respectively. The increases in premiums were partially offset by unfavorable foreign currency fluctuations of $112 million. Consolidated assumed life reinsurance in force decreased to $3,426.7 billion as of March 31, 2023, from $3,495.1 billion as of March 31, 2022, due to lapses and mortality claims, partially offset by new business production.
Net investment income and investment related gains (losses), net
The increase in net investment income is primarily attributable to an increase in the average invested asset base and higher risk-free rates earned on new investments, partially offset by a decrease in variable investment income associated with joint venture and limited partnership investments:

•The average invested assets at amortized cost, excluding spread related business, totaled $35.9 billion and $35.3 billion in 2023 and 2022, respectively.
•The average yield earned on investments, excluding spread related business, was 4.71% and 5.29% for the three-month periods ended March 31, 2023 and 2022, respectively.
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
The decrease in investment related losses, net is primarily attributable to the following:
•Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, decreased investment related losses, net by $37 million for the three month period ended March 31 2023, compared to a loss of $33 million for the three month period ended March 31, 2022.
•The Company uses various derivative instruments such as interest rate swaps, credit default swaps and foreign exchange forwards for risk management purposes that either do not qualify or have not been elected for hedge accounting treatment. Changes in the fair value of these instruments are included in investment related gains (losses), net. During the three months period ended March 31, 2023, the fair value of these instruments decreased by $30 million, compared to a decrease of $90 million during the first three months of 2022. See Note 12 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information.
•The decreases in investment related losses were partially offset by the following:
◦During the three months ended March 31, 2023, the Company incurred $43 million of impairments and change in allowance for credit losses on fixed maturity securities compared to $12 million during the first three months of 2022.
◦During the three months ended March 31, 2023, the Company repositioned select investment portfolios generating net realized losses of $44 million compared to net realized losses of $25 million during the first three months of 2022.
The effective tax rate was 28.0% and 26.3% for the three months ended March 31, 2023 and 2022, respectively. See Note 14 – “Income Tax” for additional information on the Company’s consolidated effective tax rate.
Impact of certain derivatives and market risk benefits
The Company recognizes in consolidated income any changes in the fair value of embedded derivatives on modco or funds withheld treaties and equity index annuities (“EIAs”). In addition, the Company recognizes the changes in fair value of market risk benefits associated with guaranteed minimum benefit riders in market risk benefits remeasurement gains (losses). The Company utilizes freestanding derivatives to minimize the income statement volatility due to changes in the fair value of market risk benefits associated with guaranteed minimum benefit riders. The following table presents the effect of embedded derivatives, market risk benefits and related freestanding derivatives on income before income taxes for the periods indicated (dollars in millions):

	Three months ended March 31,
	2023	2022	2023 vs. 2022
Modco/Funds withheld:
Change in fair value of funds withheld embedded derivatives	$37	$(33)	$70
EIAs:
Embedded derivatives – interest credited	7	17	(10)
Market Risk Benefits:
Market risk benefits remeasurement gains (losses)	(14)	34	(48)
Related freestanding derivatives	2	(35)	37
Net effect	(12)	(1)	(11)
Total net effect after freestanding derivatives	$32	$(17)	$49

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
The following table summarizes income before income taxes for the Company’s U.S. and Latin America operations for the periods presented:

For the three months ended March 31,
(dollars in millions)	2023	2022	2023 vs 2022
Revenues
Net premiums	$1,778	$1,556	$222
Net investment income	474	546	(72)
Investment related gains (losses), net	19	(78)	97
Other revenues	56	60	(4)
Total revenues	2,327	2,084	243
Benefits and expenses
Claims and other policy benefits	1,646	1,516	130
Future policy benefits remeasurement (gains) losses	3	83	(80)
Market risk benefits remeasurement (gains) losses	14	(34)	48
Interest credited	147	124	23
Policy acquisition costs and other insurance expenses	223	223	—
Other operating expenses	59	55	4
Total benefits and expenses	2,092	1,967	125
Income (loss) before income taxes	$235	$117	$118
The increase in income before income taxes was the result of increases in investment related gains due to changes in the fair value of the embedded derivatives associated with modco/funds withheld treaties within Financial Solutions, as well as favorable claims experience in the U.S. Traditional lines of business.

Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2023	2022	2023 vs 2022
Revenues
Net premiums	$1,615	$1,541	$74
Net investment income	193	289	(96)
Investment related gains (losses), net	(1)	15	(16)
Other revenues	5	6	(1)
Total revenues	1,812	1,851	(39)
Benefits and expenses
Claims and other policy benefits	1,447	1,447	—
Future policy benefits remeasurement (gains) losses	7	103	(96)
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	18	17	1
Policy acquisition costs and other insurance expenses	175	181	(6)
Other operating expenses	44	43	1
Total benefits and expenses	1,691	1,791	(100)
Income (loss) before income taxes	$121	$60	$61
Key metrics
Life reinsurance in force	$1,676.8 billion	$1,645.1 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$7	$103
Loss ratio (1)	90.0%	100.6%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	10.8%	11.7%
Other operating expenses as a percentage of net premiums	2.7%	2.8%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
The increase in income before income taxes for the U.S. and Latin America Traditional segment was primarily due to favorable claims experience period over period, primarily the U.S. Individual Mortality business, partially offset by lower variable investment income in the current period.
Revenues
•The increase in net premiums was primarily due to organic growth as well as new business treaties. The segment added new life business production, measured by face amount of life reinsurance in force, of $34.1 billion and $39.5 billion during the three months ended March 31, 2023 and 2022, respectively.
•The decrease in net investment income during the three months ended March 31, 2023, was primarily due to a decrease in variable investment income associated with investments in real estate joint ventures and realized gains associated with investments in limited partnerships and private equity funds as compared to the same period in 2022.
Benefits and expenses
•The decrease in future policy benefits remeasurement losses and the loss ratio is attributable to favorable impacts of in-force management actions offset somewhat by unfavorable claims experience in the first three months ended March 31, 2023, as compared to unfavorable claims, predominantly related to COVID-19, in the same period in 2022.
•The decrease in policy acquisition costs and other insurance expenses as a percentage of net premiums is less than 1% and is primarily due to varying allowance levels within coinsurance type arrangements and the mix of new business between coinsurance versus yearly renewable term.

Financial Solutions

For the three months ended March 31,	2023			2022			2023 vs 2022
(dollars in millions)	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
Revenues
Net premiums	$163	$—	$163	$15	$—	$15	$148	$—	$148
Net investment income	280	1	281	256	1	257	24	—	24
Investment related gains (losses), net	20	—	20	(93)	—	(93)	113	—	113
Other revenues	25	26	51	26	28	54	(1)	(2)	(3)
Total revenues	488	27	515	204	29	233	284	(2)	282
Benefits and expenses
Claims and other policy benefits	199	—	199	69	—	69	130	—	130
Future policy benefits remeasurement (gains) losses	(4)	—	(4)	(20)	—	(20)	16	—	16
Market risk benefits remeasurement (gains) losses	14	—	14	(34)	—	(34)	48	—	48
Interest credited	129	—	129	107	—	107	22	—	22
Policy acquisition costs and other insurance expenses	46	2	48	41	1	42	5	1	6
Other operating expenses	11	4	15	9	3	12	2	1	3
Total benefits and expenses	395	6	401	172	4	176	223	2	225
Income before income taxes	$93	$21	$114	$32	$25	$57	$61	$(4)	$57
The increase in income before income taxes for the U.S. and Latin America Financial Solutions segment was primarily due to the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis.
The invested asset base supporting asset-intensive transactions decreased to $23.2 billion as of March 31, 2023, from $23.7 billion as of March 31, 2022.
•The decrease in the asset base was primarily due to $1.7 billion of net run off of existing in force transactions, partially offset by $1.2 billion from new transactions.
•As of March 31, 2023 and 2022, $4.1 billion and $4.4 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% was associated with two clients.
As of March 31, 2023 and 2022, the amount of reinsurance assumed in capital solutions transactions, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $25.8 billion and $23.3 billion, respectively.
Impact of certain derivatives and market risk benefits
The Company recognizes in consolidated income any changes in the fair value of embedded derivatives on modco or funds withheld treaties and equity indexed annuities (“EIAs”). In addition, the Company recognizes the changes in fair value of market risk benefits associated with guaranteed minimum benefit riders. The Company utilizes freestanding derivatives to minimize the income statement volatility due to changes in the fair value of market risk benefits associated with guaranteed minimum benefit riders.
Income from the asset-intensive business tends to be volatile due to changes in the fair value of certain derivatives, including embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis, embedded derivatives associated with the Company’s reinsurance of EIAs, and changes in the fair value of market risk benefits associated with guaranteed minimum benefit riders. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including risk-free rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of the fair value of the assets and liabilities.
The following table summarizes the asset-intensive results and quantifies the impact of these embedded derivatives and market risk benefits for the periods presented. Revenues before certain derivatives, benefits and expenses before certain derivatives, and income before income taxes and certain derivatives should not be viewed as substitutes for GAAP revenues, GAAP benefits and expenses, and GAAP income before income taxes.

(dollars in millions)	Three months ended March 31,
	2023	2022
Revenues
Total revenues	$488	$204
Less:
Embedded derivatives – modco/funds withheld treaties	38	(48)
Guaranteed minimum benefit riders and related free standing derivatives	1	(35)
Revenues before certain derivatives and market risk benefits	449	287
Benefits and expenses
Total benefits and expenses	395	172
Less:
Equity-indexed annuities	(7)	(17)
Market risk benefits remeasurement (gains) losses	13	(34)
Benefits and expenses before certain derivatives and market risk benefits	389	223
Income before income taxes:
Income (loss) before income taxes	93	32
Less:
Embedded derivatives – modco/funds withheld treaties	38	(48)
Market risk benefits remeasurement (gains) losses and related free standing derivatives	(12)	(1)
Equity-indexed annuities	7	17
Income before income taxes and certain derivatives	$60	$64
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The Company’s utilization of a credit valuation adjustment, did not have a material effect on the change in fair value of these embedded derivatives for the three months ended March 31, 2023 and 2022.
The change in fair value of the embedded derivatives related to modco/funds withheld treaties, increased (decreased) income before income taxes by $38 million and $(48) million for the three months ended March 31, 2023 and 2022, respectively. The increase in income for the three months ended March 31, 2023, was due to tightening credit spreads, and the decrease in income for 2022 was driven by higher risk-free interest rates and wider credit spreads.
Market Risk Benefits – Represents the impact related to market risk benefits, which consist of guaranteed minimum benefits associated with the Company’s reinsurance of variable and equity-indexed annuities. The fair value changes of the market risk benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues. The change in fair value of the market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $12 million and $1 million for the three months ended March 31, 2023 and 2022, respectively.
Equity-Indexed Annuities – Represents changes in the liability for equity-indexed annuities in excess of changes in account value. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased income before income taxes by $7 million and $17 million for the three months ended March 31, 2023 and 2022, respectively. The increase in income for the three months ended March 31, 2023, was due to an increase in risk free interest rates which has the impact of lowering the fair value of the liability.
Discussion and analysis before certain derivatives and market risk benefits
The changes in derivatives and market risk benefits discussed above are considered unrealized by management and do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including benchmark rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of fair value. Therefore, management believes it is helpful to distinguish between the effects of changes in these derivatives and market risk benefits as the primary factors that drive profitability of the underlying treaties are investment income, fee income (included in other revenues) and interest credited.
•Income before income taxes and certain derivatives and market risk benefits was consistent for the three months ended March 31, 2023, as compared to the same period in 2022.

•Revenue before certain derivatives and market risk benefits increased by $162 million for the three months ended March 31, 2023, as compared to the same period in 2022. The increase in the first quarter of 2023 was primarily due to net premiums from a single premium PRT transaction, which is offset by a corresponding increase in reserves.
•Benefits and expenses before certain derivatives and market risk benefits increased by $166 million for the three months ended March 31, 2023, as compared to the same period in 2022. The increase in the current quarter was primarily due to the establishment of liabilities for future policy benefits associated with a single premium transaction.
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

For the three months ended March 31,
(dollars in millions)	2023	2022	2023 vs 2022
Revenues
Net premiums	$318	$327	$(9)
Net investment income	62	59	3
Investment related gains (losses), net	2	1	1
Other revenues	4	4	—
Total revenues	386	391	(5)
Benefits and expenses
Claims and other policy benefits	291	308	(17)
Future policy benefits remeasurement (gains) losses	(2)	(4)	2
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	46	53	(7)
Other operating expenses	12	10	2
Total benefits and expenses	347	367	(20)
Income (loss) before income taxes	$39	$24	$15
•The increase in income before income taxes for the three months ended March 31, 2023, as compared to the same period in 2022, is primarily due to more favorable claims experience in the individual mortality line of business as compared to the same period in 2022 and lower policy acquisition costs and other insurance expenses.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $3 million decrease in income before income taxes for the three months ended March 31, 2023. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2023	2022	2023 vs 2022
Revenues
Net premiums	$295	$304	$(9)
Net investment income	61	58	3
Investment related gains (losses), net	2	1	1
Other revenues	1	2	(1)
Total revenues	359	365	(6)
Benefits and expenses
Claims and other policy benefits	270	287	(17)
Future policy benefits remeasurement (gains) losses	3	1	2
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	45	52	(7)
Other operating expenses	12	10	2
Total benefits and expenses	330	350	(20)
Income (loss) before income taxes	$29	$15	$14
Key metrics
Life reinsurance in force	$469.5 billion	$484.5 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$3	$1
Loss ratio (1)	92.5%	94.7%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	15.3%	17.1%
Other operating expenses as a percentage of net premiums	4.1%	3.3%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
The increase in income before income taxes for the three months ended March 31, 2023, is primarily due to more favorable claims experience in the individual mortality line of business as compared to the same period in 2022 and lower policy acquisition costs and other insurance expenses.
Revenues
•The decrease in net premiums is due to foreign currency fluctuations. Excluding the impact of foreign currency fluctuations, premiums increased primarily on individual mortality business due to organic growth and Group business due to increased volume in some treaties.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $10.8 billion and $12.7 billion during the first three months of 2023 and 2022, respectively.
•The increase in net investment income was primarily due to an increase in the invested asset base.
Benefits and expenses
•The decrease in the loss ratio for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to more favorable claims experience in the individual mortality line of business.

Financial Solutions

For the three months ended March 31,
(dollars in millions)	2023	2022	2023 vs 2022
Revenues
Net premiums	$23	$23	$—
Net investment income	1	1	—
Investment related gains (losses), net	—	—	—
Other revenues	3	2	1
Total revenues	27	26	1
Benefits and expenses
Claims and other policy benefits	21	21	—
Future policy benefits remeasurement (gains) losses	(5)	(5)	—
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	1	1	—
Other operating expenses	—	—	—
Total benefits and expenses	17	17	—
Income (loss) before income taxes	$10	$9	$1
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(5)	$(5)
The increase in income before income taxes was due to higher other revenues related to favorable experience on the capital solutions business in the three months ended March 31, 2023, as compared to the same period in 2022.
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

For the three months ended March 31,
(dollars in millions)	2023	2022	2023 vs 2022
Revenues
Net premiums	$563	$579	$(16)
Net investment income	69	55	14
Investment related gains (losses), net	(6)	16	(22)
Other revenues	3	6	(3)
Total revenues	629	656	(27)
Benefits and expenses
Claims and other policy benefits	494	514	(20)
Future policy benefits remeasurement (gains) losses	(17)	(19)	2
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	—	(9)	9
Policy acquisition costs and other insurance expenses	20	24	(4)
Other operating expenses	46	45	1
Total benefits and expenses	543	555	(12)
Income (loss) before income taxes	$86	$101	$(15)
•The decrease in income before income taxes for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to decreased net premiums and an increase in investment related losses, partially offset by increased net investment income.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $7 million decrease in income before income taxes for the three months ended March 31, 2023. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2023	2022	2023 vs 2022
Revenues
Net premiums	$438	$451	$(13)
Net investment income	23	19	4
Investment related gains (losses), net	—	—	—
Other revenues	(1)	3	(4)
Total revenues	460	473	(13)
Benefits and expenses
Claims and other policy benefits	390	396	(6)
Future policy benefits remeasurement (gains) losses	(8)	(11)	3
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	18	22	(4)
Other operating expenses	33	32	1
Total benefits and expenses	433	439	(6)
Income (loss) before income taxes	$27	$34	$(7)
Key metrics
Life reinsurance in force	$759.6 billion	$850.7 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(8)	$(11)
Loss ratio (1)	87.2%	85.4%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	4.1%	4.9%
Other operating expenses as a percentage of net premiums	7.5%	7.1%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
The decrease in income before income taxes for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to decreased net premiums.
Revenues
•The decrease in net premiums was due to foreign currency fluctuations. Excluding the impact of foreign currency fluctuations, business volume on new and existing treaties increased in the first three months of 2023.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $30.1 billion and $50.5 billion during the three months ended March 31, 2023, and the same period in 2022, respectively.
Benefits and expenses
•The increase in the loss ratio for the first three months of 2023 is primarily due to a decrease in premiums and claims provisions related to the earthquake in Turkey.

Financial Solutions

For the three months ended March 31,
(dollars in millions)	2023	2022	2023 vs 2022
Revenues
Net premiums	$125	$128	$(3)
Net investment income	46	36	10
Investment related gains (losses), net	(6)	16	(22)
Other revenues	4	3	1
Total revenues	169	183	(14)
Benefits and expenses
Claims and other policy benefits	104	118	(14)
Future policy benefits remeasurement (gains) losses	(9)	(8)	(1)
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	—	(9)	9
Policy acquisition costs and other insurance expenses	2	2	—
Other operating expenses	13	13	—
Total benefits and expenses	110	116	(6)
Income (loss) before income taxes	$59	$67	$(8)
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(9)	$(8)
The decrease in income before income taxes for the first three months of 2023 was primarily due to investment related losses, partially offset by favorable claims experience related to closed longevity blocks.
Revenues
•The decrease in net premiums was primarily due to decreased volumes of closed block longevity transactions.
•The increase in net investment income was primarily related to an increase in invested assets supporting the segment.
•The increase in investment related losses was attributable to fluctuations in the fair market value of CPI swap derivatives due to changes in future inflation expectations and lower investment related gains on fixed-income securities.
Benefits and expenses
•The decrease in claims and other policy benefits is the result of favorable longevity experience.

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

For the three months ended March 31,
(dollars in millions)	2023	2022	2023 vs 2022
Revenues
Net premiums	$726	$693	$33
Net investment income	169	91	78
Investment related gains (losses), net	(48)	(81)	33
Other revenues	13	20	(7)
Total revenues	860	723	137
Benefits and expenses
Claims and other policy benefits	632	533	99
Future policy benefits remeasurement (gains) losses	(10)	(2)	(8)
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	54	20	34
Policy acquisition costs and other insurance expenses	62	66	(4)
Other operating expenses	56	54	2
Total benefits and expenses	794	671	123
Income (loss) before income taxes	$66	$52	$14
•The increase in income before taxes as compared to the same period in 2022 was primarily due to increased net investment income related to an increase in the asset base from new asset-intensive transactions, increased net premiums and lower investment related losses, partially offset by lower underwriting results.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in an $3 million decrease in income before income taxes during the three months ended March 31, 2023. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2023	2022	2023 vs 2022
Revenues
Net premiums	$662	$650	$12
Net investment income	61	47	14
Investment related gains (losses), net	3	—	3
Other revenues	3	6	(3)
Total revenues	729	703	26
Benefits and expenses
Claims and other policy benefits	563	494	69
Future policy benefits remeasurement (gains) losses	(9)	(2)	(7)
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	46	54	(8)
Other operating expenses	50	49	1
Total benefits and expenses	650	595	55
Income (loss) before income taxes	$79	$108	$(29)
Key metrics
Life reinsurance in force	$508.2 billion	$508.4 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(9)	$(2)
Loss ratio (1)	83.7%	75.7%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	6.9%	8.3%
Other operating expenses as a percentage of net premiums	7.6%	7.5%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
The decrease in income before income taxes is primarily the result of lower underwriting results, partially offset by higher net investment income and increased net premiums.
Revenues
•The increase in net premiums was primarily due to continued business growth in the segment.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $3.9 billion and $16.6 billion during the three months ended March 31, 2023 and 2022, respectively, due to new business production. The new business was partially offset by lapses and deaths of approximately $14 billion.
•The increase in net investment income is attributable to higher investment yield.
Benefits and expenses
•The increase in the loss ratio for the three months ended March 31, 2023, as compared to the same period in 2022 was primarily due to unfavorable claims experience across the segment.

Financial Solutions

For the three months ended March 31,
(dollars in millions)	2023	2022	2023 vs 2022
Revenues
Net premiums	$64	$43	$21
Net investment income	108	44	64
Investment related gains (losses), net	(51)	(81)	30
Other revenues	10	14	(4)
Total revenues	131	20	111
Benefits and expenses
Claims and other policy benefits	69	39	30
Future policy benefits remeasurement (gains) losses	(1)	—	(1)
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	54	20	34
Policy acquisition costs and other insurance expenses	16	12	4
Other operating expenses	6	5	1
Total benefits and expenses	144	76	68
Income (loss) before income taxes	$(13)	$(56)	$43
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(1)	$—
The decrease in loss before income taxes is primarily due to higher net investment income. The invested asset base supporting asset-intensive transactions increased to $14.4 billion as of March 31, 2023, from $10.3 billion as of March 31, 2022. The increase in the asset base compared to March 31, 2022, was primarily due to approximately $3.0 billion from recently executed transactions and net organic growth of $1.1 billion from existing in-force blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.1 billion and $1.3 billion for the three months ended March 31, 2023 and 2022, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Revenues
•The increase in net premiums is attributable to contributions from recently executed transactions for the three months ended March 31, 2023, as compared to the same period in 2022.
•The increase in net investment income is due to the increase in the asset base and increased yields due increased interest rates.
•The increase in investment related gains (losses), net is primarily due to favorable fluctuations in the fair value of derivatives of $68 million primarily due to strengthening in the Japanese yen, partially offset by losses due to investment activity of $33 million.
Expenses
•The increase in claims and other policy benefits and interest credited is primarily associated with recently executed transactions.
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

For the three months ended March 31,
(dollars in millions)	2023	2022	2023 vs 2022
Revenues
Net premiums	$—	$—	$—
Net investment income	82	59	23
Investment related gains (losses), net	(44)	3	(47)
Other revenues	11	1	10
Total revenues	49	63	(14)
Benefits and expenses
Claims and other policy benefits	—	—	—
Future policy benefits remeasurement (gains) losses	—	—	—
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	14	6	8
Policy acquisition costs and other insurance expenses	(20)	(22)	2
Other operating expenses	77	63	14
Interest expense	50	42	8
Collateral finance and securitization expense	3	1	2
Total benefits and expenses	124	90	34
Loss before income taxes	$(75)	$(27)	$(48)
The increase in loss before income taxes is primarily due to a decrease in investment related gains (losses), net and increased other operating expenses, partially offset by higher net investment income.
Revenues
•The increase in net investment income is a result of higher income on Corporate invested assets due to higher yields and a higher asset base.
•The decrease in investment related gains (losses), net is attributable to $16 million increase in allowance for credit losses on fixed maturity securities and $29 million of change in fair value of derivatives primarily related to derivatives used to economically hedge disintermediation risk in the first three months of 2023.
Expenses
•The increase in other operating expenses is primarily due to an increase in compensation expense.
Liquidity and Capital Resources
Overview
The Company believes that cash flows from the source of funds available to it will provide sufficient cash flows for the next twelve months to satisfy the current liquidity requirements of the Company under various scenarios that include the potential risk of early recapture of reinsurance treaties, market events and higher than expected claims. The Company performs periodic liquidity stress testing to ensure its asset portfolio includes sufficient high quality liquid assets that could be utilized to bolster its liquidity position under stress scenarios. These assets could be utilized as collateral for secured borrowing transactions with various third parties or by selling the securities in the open market if needed. The Company’s liquidity requirements have been and will continue to be funded through net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity needs, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These alternatives include the sale of invested assets subject to market conditions, borrowings under committed credit facilities, secured borrowings, and if necessary, issuing long-term debt, preferred securities or common equity.
Current Market Environment
The Company’s average investment yield, excluding spread related business, for the three months ended March 31, 2023, was 4.71%, 58 basis points below the same period in 2022 primarily due to decreased variable investment income from real estate joint ventures, partially offset by increased yield from the increased interest rates. The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. Gross unrealized gains on fixed maturity securities available-for-

sale increased from $0.6 billion at December 31, 2022, to $0.8 billion at March 31, 2023. Additionally, gross unrealized losses decreased from $7.3 billion at December 31, 2022, to $6.1 billion at March 31, 2023.
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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. The primary sources of RGA’s liquidity include proceeds from its capital-raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance Company (“RGA Reinsurance”), RGA Life and Annuity Insurance Company (“RGA Life and Annuity”) and Rockwood Reinsurance Company (“Rockwood Re”) and dividends from operating subsidiaries. As the Company continues its growth efforts, RGA will continue to be dependent upon these sources of liquidity. The following tables provide comparative information for RGA (dollars in millions):

	Three months ended March 31,
	2023	2022
Interest expense	$49	$41
Capital contributions to subsidiaries	8	7
Dividends to shareholders	53	49
Purchase of common stock	50	25
Interest and dividend income	37	108

	March 31, 2023	December 31, 2022
Cash and invested assets	$762	$903
See Item 15, Schedule II – “Condensed Financial Information of the Registrant” in the 2022 Annual Report for additional financial information related to RGA.
The undistributed earnings of substantially all of the Company’s foreign subsidiaries have been reinvested indefinitely in those non-U.S. operations, as described in Note 14 – “Income Tax” in the Notes to Consolidated Financial Statements in the 2022 Annual Report. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds are repatriated.
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
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the three months ended March 31, 2023, RGA repurchased 371,343 shares of common stock under this program for $50 million.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.

Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Three months ended March 31,
	2023	2022
Dividends to shareholders	$53	$49
Purchase of common stock (1)	50	25
Total amount paid to shareholders	$103	$74

Number of common shares purchased (1)	371,343	219,116
Average price per share	$134.64	$114.09
(1)Excludes shares utilized to execute and settle certain stock incentive awards.
In April 2023, RGA’s board of directors declared a quarterly dividend of $0.80 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 4 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company renewed its syndicated credit facility in the first quarter of 2023. Under the terms of the new facility the Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $6.3 billion. Subsequent to the adoption of ASU 2018-12, the minimum consolidated net worth, as defined in the debt agreements, was reduced to $5.8 billion effective with the June 30, 2023, covenant calculations. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted RGA Inc’s stockholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-acceleration covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness.
As of March 31, 2023 and December 31, 2022, the Company had $4.5 billion and $4.0 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of March 31, 2023 and December 31, 2022, the average interest rate on long-term debt outstanding was 4.98% and 4.71%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in March 2028. As of March 31, 2023, the Company had no cash borrowings outstanding and $1 million in issued, but undrawn, letters of credit under this facility.
On March 23, 2023, Chesterfield Reinsurance Company, a subsidiary of RGA, issued 7.125% Surplus Notes due 2043, with a face amount of $500 million. Capitalized issue costs were approximately $6 million.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
On March 13, 2023, The Company entered into a new syndicated revolving credit facility with a five year term and an overall capacity of $850 million. The new facility replaced the existing $850 million syndicated revolving credit facility, which was scheduled to mature in August 2023. See Note 13 – “Debt” in the Notes to Consolidated Financial Statements in the 2022 Annual Report for further information about these facilities.

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At March 31, 2023, there were approximately $128 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2023, $740 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a revolving credit facility, under which the Company had availability of $849 million as of March 31, 2023. The Company also has $631 million of funds available through collateralized borrowings from the FHLB as of March 31, 2023. As of March 31, 2023, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements in the 2022 Annual Report). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its cash and cash equivalents along with its current sources of liquidity are adequate to meet its cash requirements for the next 12 months, despite the uncertainty associated with the pandemic.

Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are summarized as follows (dollars in millions):

	For the three months ended March 31,
	2023	2022
Sources:
Net cash provided by operating activities	$1,574	$163
Proceeds from long-term debt issuance	500	—
Change in cash collateral for derivative positions and other arrangements	17	—
Change in deposit asset on reinsurance	11	—
Net deposits to investment-type policies and contracts	96	1,864
Net change in noncontrolling interest	—	90
Effect of exchange rate changes on cash	1	—
Total sources	2,199	2,117

Uses:
Net cash used in investing activities	1,705	2,235
Dividends to stockholders	53	49
Repayment of collateral finance and securitization notes	—	14
Debt issuance costs	6	—
Principal payments of long-term debt	1	1
Purchases of treasury stock	67	27
Change in cash collateral for derivative positions and other arrangements	—	6
Change in deposit asset on reinsurance	—	3
Effect of exchange rate changes on cash	—	21
Total uses	1,832	2,356
Net change in cash and cash equivalents	$367	$(239)
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2022 Annual Report.
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
The Company’s liquidity position (cash and cash equivalents and short term investments) was $3.5 billion and $3.1 billion at March 31, 2023 and December 31, 2022, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
See “Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase programs. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
The Company is a member of the FHLB and holds $64 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.3 billion at March 31, 2023 and December 31, 2022, which is included in interest-sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
The Company’s portfolio management groups work with the Enterprise Risk Management function to develop the investment policies for the assets of the Company’s domestic and international investment portfolios. All investments held by the Company, directly or in a funds withheld at interest reinsurance arrangement, are monitored for conformance with the Company’s stated investment policy limits as well as any limits prescribed by the applicable jurisdiction’s insurance laws and regulations. See Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s investments.

Portfolio Composition
The Company had total cash and invested assets of $77.3 billion and $73.4 billion as of March 31, 2023 and December 31, 2022, respectively, as illustrated below (dollars in millions):

	March 31, 2023	% of Total	December 31, 2022	% of Total
Fixed maturity securities available-for-sale	$56,085	72.6%	$52,901	72.0%
Equity securities	138	0.2	134	0.2
Mortgage loans	6,833	8.8	6,590	9.0
Policy loans	1,221	1.6	1,231	1.7
Funds withheld at interest	5,976	7.7	6,003	8.2
Limited partnerships and real estate joint ventures	2,405	3.1	2,327	3.2
Short-term investments	246	0.3	154	0.2
Other invested assets	1,111	1.4	1,140	1.5
Cash and cash equivalents	3,294	4.3	2,927	4.0
Total cash and invested assets	$77,309	100.0%	$73,407	100.0%
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

	Three months ended March 31,
	2023	2022	Increase/ (Decrease)
Average invested assets at amortized cost	$35,863	$35,271	$592
Net investment income	$415	$457	$(42)
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.71%	5.29%	(58) bps
VII (included in net investment income)	$39	$141	$(102)
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.45%	3.80%	65 bps
Investment yield decreased for the three months ended March 31, 2023, in comparison to the same period in the prior year, primarily due to decreased variable income from real estate joint ventures, partially offset by increased yield from the recent increase in interest rates.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022, approximately 94.5% and 94.3%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The Company owns floating rate securities that represent approximately 7.2% and 7.4% of the total fixed maturity securities as of March 31, 2023 and December 31, 2022, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 63.3% and 64.2% of total fixed maturity securities as of March 31, 2023 and December 31, 2022, respectively. See “Corporate Fixed Maturity Securities” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company’s investments in Canadian government securities represented 6.7% and 6.9%, respectively, of the fair value of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
As of March 31, 2023 and December 31, 2022, the Company’s investments in Japanese government securities represented 6.1% and 4.8%, respectively, of the fair value of total fixed maturity securities. These assets are primarily long duration government bonds matching the liability profile of the Company’s Japanese business.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of March 31, 2023 and December 31, 2022 was as follows (dollars in millions):

		March 31, 2023			December 31, 2022
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$38,291	$35,308	63.0%	$36,217	$32,295	61.1%
2	BBB	19,832	17,658	31.5	20,188	17,580	33.2
3	BB	2,811	2,698	4.8	2,734	2,607	5.0
4	B	402	340	0.6	397	331	0.6
5	CCC and lower	100	69	0.1	103	71	0.1
6	In or near default	58	12	—	24	17	—
	Total	$61,494	$56,085	100.0%	$59,663	$52,901	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of March 31, 2023 and December 31, 2022 (dollars in millions):

	March 31, 2023			December 31, 2022
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
ABS:
Collateralized loan obligations (“CLOs”)	$1,880	$1,775	26.1%	$1,825	$1,702	26.4%
ABS, excluding CLOs	2,590	2,328	34.2	2,499	2,176	33.8
Total ABS	4,470	4,103	60.3	4,324	3,878	60.2
CMBS	1,882	1,670	24.6	1,835	1,623	25.2
RMBS:
Agency	473	432	6.4	476	427	6.6
Non-agency	647	592	8.7	578	514	8.0
Total RMBS	1,120	1,024	15.1	1,054	941	14.6
Total	$7,472	$6,797	100.0%	$7,213	$6,442	100.0%
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
As of March 31, 2023 and December 31, 2022, the Company had $6,105 million and $7,319 million, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Most of the mortgage loans in the Company’s portfolio range in size up to $30 million, with the average mortgage loan investment as of March 31, 2023, totaling approximately $10 million.

As of March 31, 2023 and December 31, 2022, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	March 31, 2023		December 31, 2022
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,533	36.7%	$2,420	36.4%
South	2,316	33.6	2,215	33.3
Midwest	1,177	17.1	1,147	17.2
Northeast	470	6.8	474	7.1
Subtotal - U.S.	6,496	94.2	6,256	94.0
Canada	238	3.5	239	3.6
United Kingdom	161	2.3	158	2.4
Total	$6,895	100.0%	$6,653	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2022 Annual Report and “Mortgage Loans” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.
Allowance for Credit Losses and Impairments
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2022 Annual Report for additional information. The table below summarizes investment related gains (losses), net related to allowances for credit losses and impairments for the three months ended March 31, 2023 and 2022 (dollars in millions).

	Three months ended March 31,
	2023	2022
Change in allowance for credit losses on fixed maturity securities	$(42)	$(11)
Impairments on fixed maturity securities	(1)	(1)
Change in mortgage loan allowance for credit losses	3	(2)
Total	$(40)	$(14)
The change in allowance for credit losses on fixed maturity securities for the three months ended March 31, 2023, was primarily related to securities for banks that collapsed in March 2023. The change in allowance for credit losses on fixed maturity securities for the three months ended March 31, 2022, was primarily related to high-yield securities. The decrease in mortgage loan allowance for credit losses for the three months ended March 31, 2023, reflects the receipt of a deed in lieu of foreclosure on property associated with one previously impaired mortgage loan.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022, the Company classified approximately 10.9% and 10.8%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase agreements.

Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of March 31, 2023 and December 31, 2022. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include lifetime mortgages, derivative contracts, FHLB common stock, unit-linked investments, and real estate held for investment. See “Other Invested Assets” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of March 31, 2023 and December 31, 2022.
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
See Note 12 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of March 31, 2023 and December 31, 2022.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of March 31, 2023, the Company had credit exposure of $15 million.
The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. As exchange-traded futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties. See Note 12 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for more information regarding the Company’s derivative instruments.
The Company holds $897 million and $868 million of beneficial interest in lifetime mortgages in the UK, net of allowance for credit losses, as of March 31, 2023 and December 31, 2022, respectively. Investment income includes $10 million in interest income earned on lifetime mortgages for the three months ended March 31, 2023 and 2022. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
New Accounting Standards
Changes to the general accounting principles are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB Accounting Standards CodificationTM.
See Note 2 – “Impact of Adoption of New Accounting Standard” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s adoption of ASU 2018-12 on January 1, 2023. See Note 19 – “New Accounting Standards Not Yet Adopted” in the Notes to Condensed Consolidated Financial Statements for information on new accounting pronouncements and their impact, if any, on the Company’s results of operations and financial position.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product.  As of March 31, 2023, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2022, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2022, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the first quarter of 2023, the Company implemented and modified certain internal controls over financial reporting relating to the adoption and ongoing operation of ASU 2018-12.

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
ITEM 1A.  Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 2022 Annual Report.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended March 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2023 – January 31, 2023	87,598	$140.84	—	$350,001,793
February 1, 2023 – February 28, 2023	31,272	$149.28	—	$350,001,793
March 1, 2023 – March 31, 2023	371,784	$134.63	371,343	$300,003,480
(1)RGA repurchased 371,343 shares of common stock under its share repurchase program in March 2023. The Company net settled – issuing 255,132, 81,873, and 1,168 shares from treasury and repurchasing from recipients 87,598, 31,272 and 441 shares in January, February and March 2023, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the three months ended March 31, 2023, RGA repurchased 371,343 shares of common stock under this program for $50 million.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
ITEM 6.  Exhibits
See index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed May 22, 2020

3.2	Amended and Restated Bylaws, effective December 20, 2022, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2022

10.1
Credit Agreement, dated March 13, 2023, by and among Reinsurance Group of America, Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lender and other parties thereto, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 16, 2023

10.2
Form of 2023 Performance Contingent Share Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017 and as further amended effective May 19, 2021 (the “RGA Flexible Stock Plan”)*

10.3	Form of 2023 Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan*

10.4	Form of 2023 Restricted Stock Unit Agreement under RGA Flexible Stock Plan*

10.5	Annual Bonus Plan, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 23, 2023*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement
GLOSSARY OF SELECTED TERMS
Throughout this quarterly report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.
Entities

Term or Acronym	Definition
RGA Reinsurance	RGA Reinsurance Company
Parkway Re	Parkway Reinsurance Company
Rockwood Re	Rockwood Reinsurance Company
Castlewood Re	Castlewood Reinsurance Company
Chesterfield Re	Chesterfield Reinsurance Company
Chesterfield Financial	Chesterfield Financial Holdings LLC
RGA Life and Annuity	RGA Life and Annuity Insurance Company
Timberlake Re	Timberlake Reinsurance Company II
Timberlake Financial	Timberlake Financial L.L.C.
RGA Canada	RGA Life Reinsurance Company of Canada
RGA Barbados	RGA Reinsurance Company (Barbados) Ltd.
RGA Americas	RGA Americas Reinsurance Company, Ltd.
Manor Re	Manor Reinsurance, Ltd.
RGA Atlantic	RGA Atlantic Reinsurance Company Ltd.
RGA Worldwide	RGA Worldwide Reinsurance Company, Ltd.
RGA Global	RGA Global Reinsurance Company, Ltd.
RGA Australia	RGA Reinsurance Company of Australia Limited
RGA International	RGA International Reinsurance Company dac
RGA South Africa	RGA Reinsurance Company of South Africa, Limited
Aurora National	Aurora National Life Assurance Company
Omnilife	Omnilife Insurance Company, Limited
Papara	Papara Financing LLC
Certain Terms and Acronyms

Term or Acronym	Definition
A.M. Best	A.M. Best Company
ABS	Asset-backed securities
Actuary	A specialist in the mathematics of risk, especially as it relates to insurance calculations such as premiums, reserves, dividends, insurance rates and annuity rates.
Allowance	An amount paid by the reinsurer to the ceding company to help cover the ceding company's acquisition and other costs, especially commissions. Allowances are usually calculated as a large percentage (often 100%) of first-year premiums reinsured and smaller percentages of renewal premiums reinsured.
AOCI	Accumulated other comprehensive income (loss)
Asset-Intensive Reinsurance	A transaction (usually coinsurance or funds withheld and often involving reinsurance of annuities) where performance of the underlying assets, more so than any mortality risk, is a key element.
Assumed reinsurance	Insurance risk that a reinsurer accepts (assumes) from a ceding company.
ASU	Accounting Standards Update
ASU 2018-12	Accounting Standards Update Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
Automatic Reinsurance	Reinsurance arrangement whereby the ceding company and reinsurer agree that all business of a certain description will be ceded to the reinsurer. Under this arrangement, the ceding company performs underwriting decision-making within agreed-upon parameters for all business reinsured.
Bermuda Insurance Act	Bermuda's Insurance Act 1978 which distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business.
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
CCPA	California Consumer Privacy Act of 2018

Capital-motivated reinsurance	Reinsurance, including financial reinsurance, whose primary purpose is to enhance the cedant's capital position.
Captive insurer	An insurance or reinsurance entity designed to provide insurance or reinsurance coverage for risks of the entity or entities by which it is owned or to which it is affiliated.
CECL	Accounting for current expected credit losses using the model based on expected losses rather than incurred losses.
Ceding company (also known as cedant)	An insurer that transfers, or cedes, risk to a reinsurer
CEO	RGA’s Chief Executive Officer
Cession	The insurance risk associated with a policy that is reinsured from an insurer to a reinsurer.
CFO	RGA’s Chief Financial Officer
CLOs	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities, a part of our investment portfolio that consists of securities made up of commercial mortgages. Stated on our balance sheet at fair value.
Coinsurance (also known as original terms reinsurance)	A form of reinsurance under which the ceding company shares its premiums, death claims, surrender benefits, dividends and policy loans with the reinsurer, and the reinsurer pays expense allowances to reimburse the ceding company for a share of its expenses.
Coinsurance funds-withheld	A variant on coinsurance, in which the ceding company withholds assets equal to reserves and shares investment income on those assets with the reinsurer.
Counterparty	A party to a contract requiring or offering the exchange of risk.
Counterparty risk	The risk that a party to an agreement will be unable to fulfill its contractual obligations
CPI	Consumer price index
Critical illness (CI) insurance (also known as dread disease insurance)	Insurance that provides a guaranteed fixed sum upon diagnosis of a specified illness or condition such as cancer, heart disease, or permanent total disability. The coverage can be offered on a stand-alone basis or as an add-on to a life insurance policy.
CRO	RGA’s Chief Risk Officer
CVA	Credit valuation adjustment
DAC	Deferred policy acquisition costs: Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits.
“Directors Plan”	Flexible Stock Plan for Directors
EBITDA	Earnings before interest, taxes, depreciation and amortization
EBS	Economic balance sheet framework as part of the Bermuda Solvency Capital Requirement that forms the basis for an insurer's enhanced capital requirements.
ECR	Enhanced capital requirement in accordance with the provisions of the Bermuda Insurance Act.
EEA	European Economic Area
EGP	Estimated gross profits.
EIAs	Equity-Indexed Annuities
EMEA	Europe, Middle East and Africa geographic segment
Enterprise Risk Management (ERM)	An enterprise-wide framework used by a firm to assess all risks facing the organization, manage mitigation strategies, monitor ongoing risks and report to interested audiences.
ESG	Environmental, social, and governance
ESTER	Euro Short-term Rate, an alternative to LIBOR being recommended by the European Central Bank
EU	European Union
Expected mortality	Number of deaths predicted to occur in a defined group of people.
FABN	Funding Agreement Backed Notes
Face amount	Amount payable at the death of the insured or at the maturity of the policy.
Facultative reinsurance	A type of reinsurance in which the reinsurer underwrites an individual risk submitted by the ceding company for a risk that is unusual, large, highly substandard or not covered by an automatic reinsurance treaty. Such risks are typically submitted to multiple reinsurers for competitive offers.
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FHLB	Federal Home Loan Bank
FIA	Fixed indexed annuities
Financial reinsurance (also known as financially-motivated reinsurance)	A form of capital-motivated reinsurance that satisfies all regulatory requirements for risk transfer and is often designed to produce very predictable reinsurer profits as a percentage of the capital provided.
FSB	Financial Stability Board which consists of representatives of national financial authorities of the G20 nations.
FVO	Fair value option
GAAP	U.S. generally accepted accounting principles
GDPR	General Data Protection Regulation which establishes uniform data privacy laws across the European Union.
GICs	Guaranteed investment contracts
GILTI	Global intangible low-taxed income; a provision of U.S. Tax Reform that generally eliminates U.S. Federal income tax deferral on earnings of foreign subsidiaries.
GMAB	Guaranteed minimum accumulation benefits; a feature of some variable annuities that the Company reinsures

GMDB	Guaranteed minimum death benefits; a feature of some variable annuities that the Company reinsures
GMIB	Guaranteed minimum income benefits; a feature of some variable annuities that the Company reinsures
GMWB	Guaranteed minimum withdrawal benefits; a feature of some variable annuities that the Company reinsures
Group life insurance	Insurance policy under which the lives of a group of people, most commonly employees of a single company, are insured in accordance with the terms of one master contract.
Guaranteed issue life insurance	Insurance products that are guaranteed upon application, regardless of past health conditions.
IAIG	Internationally Active Insurance Group
IAIS	International Association of Insurance Supervisors
IBNR	Incurred but not reported; a liability on claims that are based on historical reporting patterns, but have not yet been reported.
IFRS (International Financial Reporting Standards)	Standards and interpretations adopted by the International Accounting Standards Board (IASB).
Individual life insurance	An insurance policy that insures the life of usually one and sometimes two or more related individuals, rather than a group of people.
In-force sum insured	A measure of insurance in effect at a specific date.
Initial public offering (IPO)	The first sale to the public of shares of common stock issued by a private company. IPOs often are issued by smaller companies seeking the capital to expand, but they also can be used by large mutual or privately owned companies seeking to become publicly traded.
LIBOR	London Interbank Offered Rate
Liquidity position	Combination of the company's cash, cash equivalents, and short-term investments
Longevity product	An insurance product that mitigates longevity risk by providing a stream of income for the duration of the policyholder's life.
Loss ratio	Claims and other policy benefits and Future policy benefits remeasurement (gains) losses as a percentage of net premiums
Market risk benefits	Contracts or contract features that provide protection to the policyholder from capital market risk and expose the Company to other-than-nominal capital market risk and are measured at fair value.
MDCI	Missouri Department of Commerce and Insurance
MMS	Minimum margin of solvency required to be maintained by the Company's Bermuda subsidiaries.
Modco	Modified coinsurance
Modified coinsurance	A variant on coinsurance in which the ceding company retains all the reserves, as well as assets backing reserves, and pays the reinsurer interest on the reinsurer's share of the reserves.
Moody’s	Moody’s Investors Service
Morbidity	A measure of the incidence of sickness or disease within a specific population group.
Mortality experience	Actual number of deaths occurring in a defined group of people.
Mortality risk reinsurance	Reinsurance that focuses primarily on transfer of mortality risk through coinsurance of term products or YRT.
NAIC	National Association of Insurance Commissioners
NAIC SAP	NAIC statutory accounting practices
NAV	Net asset value
NIFO	Net investments in foreign operations
NOL	Net operating loss
Non-traditional reinsurance	Usually synonymous with capital-motivated reinsurance, but includes any reinsurance of non-biometrical risks
Novation	The act of replacing one participating member of a contract with another, with all rights, duties and terms being transferred to the new party upon consent of all parties affected.
NYSE	New York Stock Exchange: the exchange where RGA is traded under the symbol “RGA”
OCI	Other comprehensive income (loss)
OTC	Derivatives that are privately negotiated contracts, which are known as over-the-counter derivatives
OTC Cleared	OTC derivatives that are cleared and settled through central clearing counterparties.
PBR	Principles-based reserves
PCAOB	Public Company Accounting Oversight Board (United States)
PCS	Performance Contingent Shares
Pension Plans	The Company's sponsored or administrated qualified and non-qualified defined benefit pension plans
Portfolio	The totality of risks assumed by an insurer or reinsurer.
Preferred risk coverage	Coverage designed for applicants who represent a better-than-average risk to an insurer.
Premium	Amount paid to insure a risk.
Primary insurance (also known as direct insurance)	Insurance business relating to contracts directly between insurers and policyholders. The insurance company is directly responsible to the policyholder.
Production	New business produced during a specified period.
PSU	Performance Share Units
Quota share (also known as 'first dollar' quota share)	A reinsurance arrangement in which the reinsurer receives a certain percentage of each risk reinsured.

RBC	Risk-Based Capital, which are guidelines promulgated by the NAIC and identify minimum capital requirements based upon business levels and asset mix.
Recapture	The right of the ceding company to cancel reinsurance under certain conditions.
Regulation XXX/Regulation A-XXX	U.S. Valuation of Life Policies Model Regulation implemented beginning in 2002 for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products.
Reinsurance	The transfer of insurance risk from an insurer, referred to as the ceding company, to a reinsurer, in conjunction with the payment of a reinsurance premium. Through reinsurance, a reinsurer 'insures' an insurer.
Reserves	The amount required to be carried as a liability in the financial statement of an insurer or reinsurer to provide for future commitments under outstanding policies and contracts.
Retakaful	A form of reinsurance that is acceptable within Islamic law. See Takaful.
Retention limit	The maximum amount of risk a company will insure on one life.
Retrocession	A transfer of reinsurance risk from a reinsurer to another reinsurer, referred to as the retrocessionaire, in conjunction with the payment of a retrocession premium. Through retrocession, a retrocessionaire reinsures a reinsurer.
Retrocessionaire	A reinsurer that reinsures another reinsurer; see Retrocession.
RMBS	Residential mortgage-backed securities, a part of our investment portfolio that consists of securities made up of residential mortgages. Stated on our balance sheet at fair value.
RMSC	The Company's Risk Management Steering Committee
RSUs	Restricted Stock Units
S&P	Standard & Poor's
SARs	Stock Appreciation Rights
SEC	Securities and Exchange Commission
Securitization	The structuring of financial assets as collateral against which securities can be issued to investors.
Simplified issue life insurance	Insurance products with limited face amounts that require no or minimal underwriting.
SOFR	Secured Overnight Financing Rate, an alternative to LIBOR being proposed by the Federal Reserve Board
SPLRC	Special Purpose Life Reinsurance Captives
Statutory capital	The excess of statutory assets over statutory reserves, both of which are calculated in accordance with standards established by insurance regulators.
“Stock Plans”	The RGA flexible stock plan and the Flexible Stock Plan for Directors, collectively
Takaful	A form of insurance that is acceptable within Islamic law, and that is devised upon the principles of mutual advantage and group security.
TDR	Troubled Debt Restructuring
Tele-underwriting	A telephone interview process, during which an applicant's qualifications to be insured are assessed.
The “County”	The County of St. Louis, Missouri
The “Plan”	RGA Flexible Stock Plan
The Board	RGA's board of directors
The CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
The Companies Act	The Bermuda's Companies Act of 1981
The Company	Reinsurance Group of America, Incorporated and its subsidiaries, all of which are wholly owned, collectively
Treaty (also known as a contract)	A reinsurance agreement between a reinsurer and a ceding company. The three most common types of reinsurance treaties are YRT (yearly renewable term), coinsurance and modified coinsurance. The three most common methods of accepting reinsurance are automatic, facultative and facultative-obligatory.
TVaR	Tail Value-at-Risk used for calculated capital requirement for Bermuda subsidiaries.
U.S. Tax Reform	The U.S. Tax Cuts and Jobs Act of 2017
UAE	United Arab Emirates
UK	United Kingdom
UL	Universal life insurance
Underwriting	The process that assesses the risk inherent in an application for insurance prior to acceptance of the policy.
Valuation	The periodic calculation of reserves, the funds that insurance companies are required to hold in order satisfy all future insurance obligations.
Variable life insurance	A form of whole life insurance under which the death benefit and the cash value of the policy fluctuate according to the performance of an investment fund. Most variable life insurance policies guarantee that the death benefit will not fall below a specified minimum.
VII	Variable investment income
VOCRA	Value of customer relationships acquired which represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business.
VODA	Value of distribution agreements which represents the present value of future profits associated with the expected future business derived from distribution agreements.
Webcasts	Presentation of information broadcast over the Internet.

WorkWise	The Company's hybrid approach to flexible work arrangements.
Yearly Renewable Term (YRT)	A type of reinsurance which covers only mortality risk, with each year's premium based on the current amount of risk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: May 5, 2023	By:	/s/ Anna Manning
Anna Manning
Chief Executive Officer
(Principal Executive Officer)
Date: May 5, 2023	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)