Form 10-Q
period 2023-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2023-11-03
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
 OR
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
Yes ☐  No ☒
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
As of October 31, 2023, 65,905,765 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $62,332 and $59,663; allowance for credit losses of $68 and $37)	$54,171	$52,901
Equity securities, at fair value	133	134
Mortgage loans (net of allowance for credit losses of $74 and $51)	7,231	6,590
Policy loans	1,180	1,231
Funds withheld at interest	5,725	6,003
Limited partnerships and real estate joint ventures	2,560	2,327
Short-term investments	141	154
Other invested assets	1,091	1,140
Total investments	72,232	70,480
Cash and cash equivalents	2,820	2,927
Accrued investment income	744	630
Premiums receivable and other reinsurance balances	3,279	3,013
Reinsurance ceded receivables and other	2,818	2,671
Deferred policy acquisition costs	4,289	4,128
Other assets	1,240	1,055
Total assets	$87,422	$84,904
Liabilities and equity
Future policy benefits	$36,474	$35,689
Interest-sensitive contract liabilities	29,365	30,342
Market risk benefits, at fair value	224	247
Other policy claims and benefits	2,654	2,480
Other reinsurance balances	750	725
Deferred income taxes	1,601	1,383
Other liabilities	3,751	2,906
Long-term debt	4,450	3,961
Total liabilities	79,269	77,733
Commitments and contingent liabilities (See Note 16)
Equity
Preferred stock – par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at September 30, 2023 and December 31, 2022	1	1
Additional paid-in-capital	2,534	2,502
Retained earnings	8,713	8,169
Treasury stock, at cost – 19,438,385 and 18,634,390 shares	(1,852)	(1,720)
Accumulated other comprehensive income (loss)	(1,333)	(1,871)
Total RGA, Inc. shareholders’ equity	8,063	7,081
Noncontrolling interest	90	90
Total equity	8,153	7,171
Total liabilities and shareholders’ equity	$87,422	$84,904
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues
Net premiums	$4,255	$3,247	$10,977	$9,632
Net investment income	922	769	2,635	2,333
Investment related gains (losses), net	(126)	(154)	(326)	(533)
Other revenues	102	188	274	438
Total revenues	5,153	4,050	13,560	11,870
Benefits and expenses
Claims and other policy benefits	3,959	3,048	10,035	8,857
Future policy benefits remeasurement (gains) losses	(82)	226	(95)	302
Market risk benefits remeasurement (gains) losses	(21)	23	(38)	29
Interest credited	223	189	647	468
Policy acquisition costs and other insurance expenses	348	341	1,028	1,021
Other operating expenses	274	251	799	720
Interest expense	72	49	188	136
Total benefits and expenses	4,773	4,127	12,564	11,533
Income before income taxes	380	(77)	996	337
Provision for income taxes	91	(2)	247	109
Net income (loss)	289	(75)	749	228
Net income attributable to noncontrolling interest	2	1	5	2
Net income (loss) available to RGA, Inc. shareholders	$287	$(76)	$744	$226

Earnings per share
Basic earnings per share	$4.34	$(1.13)	$11.19	$3.38
Diluted earnings per share	$4.29	$(1.13)	$11.06	$3.35
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Comprehensive income (loss)
Net income	$289	$(75)	$749	$228
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(59)	(150)	83	(134)
Net unrealized investment gains (losses)	(1,780)	(2,239)	(1,163)	(9,567)
Effect of updating discount rates on future policy benefits	1,906	1,867	1,611	8,198
Change in instrument-specific credit risk for market risk benefits	(6)	28	(6)	26
Defined benefit pension and postretirement plan adjustments	4	—	13	(1)
Total other comprehensive income (loss), net of tax	65	(494)	538	(1,478)
Total comprehensive income (loss)	354	(569)	1,287	(1,250)
Comprehensive income attributable to noncontrolling interest	2	1	5	2
Total comprehensive income (loss) attributable to RGA, Inc.	$352	$(570)	$1,282	$(1,252)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine months ended September 30,
	2023	2022

Net cash provided by operating activities	$2,818	$1,077
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	5,832	8,072
Purchases of fixed maturity securities available-for-sale	(8,751)	(13,035)
Maturities of fixed maturity securities available-for-sale	753	669
Sales of equity securities	1	7
Purchases of equity securities	(4)	(14)
Principal payments on mortgage loans	265	784
Cash invested in mortgage loans	(962)	(1,113)
Net change in policy loans	51	31
Net change in funds withheld at interest	283	(8)
Sales of limited partnerships and real estate joint ventures	328	579
Purchases of limited partnerships and real estate joint ventures	(413)	(465)
Change in short-term investments	24	(161)
Change in other invested assets	21	(129)
Purchases of property and equipment	(20)	(19)
Proceeds from sale of businesses, net of cash transferred of $1	—	7
Net cash used in investing activities	(2,592)	(4,795)
Cash flows from financing activities
Dividends to shareholders	(163)	(152)
Repayment of collateral finance and securitization notes	—	(181)
Proceeds from long-term debt issuance	900	700
Debt issuance costs	(10)	(10)
Principal payments of long-term debt	(402)	(153)
Purchases of treasury stock	(169)	(54)
Change in cash collateral for derivative positions and other arrangements	300	99
Change in deposit asset on reinsurance	41	(32)
Deposits on investment-type policies and contracts	1,884	5,232
Withdrawals on investment-type policies and contracts	(2,652)	(1,076)
Net change in noncontrolling interest	—	88
Net cash (used) provided by financing activities	(271)	4,461
Effect of exchange rate changes on cash	(62)	(179)
Change in cash and cash equivalents	(107)	564
Cash and cash equivalents, beginning of period	2,927	2,948
Cash and cash equivalents, end of period	$2,820	$3,512
Supplemental disclosures of cash flow information
Interest paid	$146	$106
Income taxes paid, net of refunds	$240	$108
Non-cash investing activities
Transfer of invested assets	$1,459	$494
Sale of businesses:
Assets disposed, net of cash transferred	$—	$(6)
Liabilities disposed	$—	$1
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)
(Unaudited)

	Three months ended September 30, 2023 and 2022
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2023	$1	$2,522	$8,483	$(1,803)	$(1,398)	$7,805	$90	$7,895
Change in equity of noncontrolling interest							(2)	(2)
Net income			287			287	2	289
Total other comprehensive income (loss)					65	65		65
Dividends to shareholders, $0.85 per share			(56)			(56)		(56)
Purchase of treasury stock				(50)		(50)		(50)
Reissuance of treasury stock		12	(1)	1		12		12
Balance, September 30, 2023	$1	$2,534	$8,713	$(1,852)	$(1,333)	$8,063	$90	$8,153

Balance, June 30, 2022	$1	$2,478	$8,067	$(1,673)	$(1,484)	$7,389	$90	$7,479
Change in equity of noncontrolling interest							(1)	(1)
Net income			(76)			(76)	1	(75)
Total other comprehensive income (loss)					(494)	(494)		(494)
Dividends to shareholders, $0.80 per share			(54)			(54)		(54)
Purchase of treasury stock				(27)		(27)		(27)
Reissuance of treasury stock		15	(1)	3		17		17
Balance, September 30, 2022	$1	$2,493	$7,936	$(1,697)	$(1,978)	$6,755	$90	$6,845

	Nine months ended September 30, 2023 and 2022
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	$1	$2,502	$8,169	$(1,720)	$(1,871)	7,081	$90	$7,171
Change in equity of noncontrolling interest							(5)	(5)
Net income			744			744	5	749
Total other comprehensive income (loss)					538	538		538
Dividends to shareholders, $2.45 per share			(163)			(163)		(163)
Purchase of treasury stock				(169)		(169)		(169)
Reissuance of treasury stock		32	(37)	37		32		32
Balance, September 30, 2023	$1	$2,534	$8,713	$(1,852)	$(1,333)	$8,063	$90	$8,153

Balance, December 31, 2021	$1	$2,461	$7,871	$(1,653)	$(500)	8,180	$—	$8,180
Issuance of preferred interests by subsidiary							90	90
Change in equity of noncontrolling interest							(2)	(2)
Net income			226			226	2	228
Total other comprehensive income (loss)					(1,478)	(1,478)		(1,478)
Dividends to shareholders, $2.26 per share			(152)			(152)		(152)
Purchase of treasury stock				(54)		(54)		(54)
Reissuance of treasury stock		32	(9)	10		33		33
Balance, September 30, 2022	$1	$2,493	$7,936	$(1,697)	$(1,978)	$6,755	$90	$6,845

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
Liability for Future Policy Benefits
Utilizing the net premium model, a liability for future policy benefits for life and long-term health business is established to meet the estimated future benefits to be paid on assumed life and health reinsurance in force less the present value of estimated future new premiums to be collected. The liability is estimated using the Company’s mortality, morbidity, and persistency assumptions that reflect the Company’s historical experience, industry data, cedant specific experience, and discount rates based on the current yields of upper-medium grade fixed income instruments. These assumptions vary with the characteristics of the reinsurance contract, the year the risk was assumed, age of the insured and other appropriate factors. The Company reviews actual and anticipated experience compared to the assumptions used to establish policy benefits on a quarterly basis and will update those assumptions if evidence suggests that they should be revised. The Company completed its annual review and any necessary updates of cash flow assumptions used to calculate the liability for future policy benefits during the third quarter of 2023 and 2022. Updates may occur in other quarters if information becomes available during the quarter that indicates an assumption update is necessary.
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
Deferred Policy Acquisition Costs
The following tables provide the balances and changes in the Company’s deferred policy acquisition costs as of and for the years ending December 31, 2022 and 2021 (dollars in millions):

For the year ended December 31, 2022:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$1,947	$191	$270	$1,056
Capitalization	284	10	83	86
Amortization expense	(144)	(17)	(38)	(67)
Foreign currency translation	—	(13)	(21)	(32)
Balance, end of period	$2,087	$171	$294	$1,043

For the year ended December 31, 2022:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$312	$—	$—	$81
Capitalization	87	—	—	121
Amortization expense	(58)	—	—	(13)
Foreign currency translation	—	—	—	(1)
Balance, end of period	$341	$—	$—	$188

For the year ended December 31, 2021:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$1,816	$195	$264	$1,046
Effect of adoption of Financial Services – Insurance	—	—	—	—
Adjusted balance, beginning of year	1,816	195	264	1,046
Capitalization	254	8	42	83
Amortization expense	(123)	(13)	(24)	(55)
Foreign currency translation	—	1	(12)	(18)
Balance, end of period	$1,947	$191	$270	$1,056

For the year ended December 31, 2021:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$254	$—	$—	$41
Effect of adoption of Financial Services – Insurance	114	—	—	—
Adjusted balance, beginning of year	368	—	—	41
Capitalization	8	—	—	49
Amortization expense	(64)	—	—	(8)
Foreign currency translation	—	—	—	(1)
Balance, end of period	$312	$—	$—	$81
NOTE 3 EARNINGS PER SHARE
The following table provides the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Earnings:
Net income (loss)	$289	$(75)	$749	$228
Less: Net income attributable to noncontrolling interest	2	1	5	2
Net income (loss) available to RGA, Inc. shareholders	$287	$(76)	$744	$226
Shares:
Weighted average outstanding shares	66	67	66	67
Equivalent shares from outstanding stock awards	1	1	1	1
Denominator for diluted calculation	67	68	67	68
Earnings per share:
Basic	$4.34	$(1.13)	$11.19	$3.38
Diluted	$4.29	$(1.13)	$11.06	$3.35
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
NOTE 4 EQUITY
Common stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2022	85,310,598	18,634,390	66,676,208
Common stock acquired	—	1,069,113	(1,069,113)
Stock-based compensation (1)	—	(265,118)	265,118
Balance, September 30, 2023	85,310,598	19,438,385	65,872,213

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2021	85,310,598	18,139,868	67,170,730
Common Stock acquired	—	414,350	(414,350)
Stock-based compensation (1)	—	(70,498)	70,498
Balance, September 30, 2022	85,310,598	18,483,720	66,826,878
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

On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the nine months ended September 30, 2023, RGA repurchased 1,069,113 shares of common stock under this program.
Noncontrolling Interest
In 2022, Papara Financing LLC (“Papara”), a subsidiary of RGA Reinsurance Company, issued nonconvertible preferred interests to an unaffiliated third party. The membership interests in Papara consist of (1) common interests, which are held by RGA Reinsurance Company and (2) preferred interests. The preferred interests total $90 million. The preferred interests are included in noncontrolling interest, and net income attributable to noncontrolling interest was $5 million for the nine months ended September 30, 2023.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2023 and 2022 are as follows (dollars in millions):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2022	$(116)	$(5,496)	$(27)	$3,755	$13	$(1,871)
Other comprehensive income (loss) before reclassifications	116	(1,652)	16	2,050	(8)	522
Amounts reclassified to (from) AOCI	—	140	1	—	—	141
Deferred income tax benefit (expense)	(33)	349	(4)	(439)	2	(125)
Balance, September 30, 2023	$(33)	$(6,659)	$(14)	$5,366	$7	$(1,333)

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2021	$(13)	$3,779	$(50)	$(4,209)	$(7)	$(500)
Other comprehensive income (loss) before reclassifications	(78)	(12,398)	(3)	10,487	33	(1,959)
Amounts reclassified to (from) AOCI	—	202	2	—	—	204
Deferred income tax benefit (expense)	(56)	2,629	—	(2,289)	(7)	277
Balance, September 30, 2022	$(147)	$(5,788)	$(51)	$3,989	$19	$(1,978)
(1)Includes cash flow hedges of $(351) and $(205) as of September 30, 2023 and December 31, 2022, respectively, and $(230) and $(22) as of September 30, 2022 and December 31, 2021, respectively. See Note 12 – “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three and nine months ended September 30, 2023 and 2022 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in Statements of Income
Details about AOCI Components	2023	2022	2023	2022
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(36)	$(92)	$(132)	$(195)	Investment related gains (losses), net
Cash flow hedges – Interest rate	3	—	7	(2)	(1)
Cash flow hedges – Currency/Interest rate	(8)	(3)	(15)	(5)	(1)
Total	(41)	(95)	(140)	(202)
Provision for income taxes	13	20	36	42
Net unrealized gains (losses), net of tax	$(28)	$(75)	$(104)	$(160)
Amortization of defined benefit plan items:
Prior service cost (credit)	$—	$—	$1	$1	(2)
Actuarial gains (losses)	(1)	—	(2)	(3)	(2)
Total	(1)	—	(1)	(2)
Provision for income taxes	—	—	—	—
Amortization of defined benefit plans, net of tax	$(1)	$—	$(1)	$(2)

Total reclassifications for the period	$(29)	$(75)	$(105)	$(162)
(1)See Note 12 – “Derivative Instruments” for additional information on cash flow hedges.
(2)This AOCI component is included in the computation of the net periodic pension cost. See Note 15 – “Employee Benefit Plans” for additional details.
Equity Based Compensation
Equity compensation expense was $35 million and $31 million for the nine months ended September 30, 2023 and 2022, respectively. In the first quarter of 2023, the Company granted 129,146 stock appreciation rights at $138.34 weighted average exercise price per share, 185,311 performance contingent shares and 105,122 restricted stock units to employees. As of September 30, 2023, 1,638,062 share awards at a weighted average strike price per share of $114.32 were vested and exercisable with a remaining weighted average exercise period of 4.1 years. As of September 30, 2023, the total compensation cost of non-vested awards not yet recognized in the financial statements was $37 million. It is estimated that these costs will vest over a weighted average period of 0.7 years.
NOTE 5 FUTURE POLICY BENEFITS
Liability for Future Policy Benefits
The Company reviews actual and anticipated experience compared to the assumptions used to establish policy benefits on a quarterly basis and will update those assumptions if evidence suggests that they should be revised. It is the Company’s policy to complete its annual assumption review during the third quarter of each year. Updates may occur in other quarters if information becomes available during the quarter that indicates an assumption update is necessary.
During the third quarter of 2023, the Company completed its annual assumption review resulting in a decrease in its total liability for future policy benefits. The decrease was primarily the result of updated mortality assumptions, which had a favorable impact on the liability for future policy benefits for the Company’s Financial Solutions business and an unfavorable impact on the Company’s Traditional business.
During the third quarter of 2022, the Company completed its annual assumption review resulting in an increase in its total liability for future policy benefits. The increase was primarily the result of updated mortality assumptions, which had an unfavorable impact on the liability for future policy benefits for the Company’s Traditional business. There were no significant changes in the assumptions used to measure the liability for future policy benefits for the Company’s Financial Solutions business.

Traditional Business
The following tables provide the balances of and changes in the Company’s liability for future policy benefits for long-duration reinsurance contracts for its Traditional business, which primarily consists of individual life, group life and critical illness reinsurance for the nine months ended September 30, 2023 and 2022 (dollars in millions):

Nine months ended September 30, 2023:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$74,207	$21,330	$14,244	$40,506
Effect of changes in cash flow assumptions	905	96	199	(180)
Effect of actual variances from expected experience	68	408	75	9
Adjusted balance, beginning of year	75,180	21,834	14,518	40,335
Issuances (1)	3,186	369	884	2,839
Interest accrual (2)	2,619	562	373	794
Net premiums collected (3)	(4,491)	(700)	(1,067)	(1,493)
Derecognition (4)	(35)	—	—	—
Foreign currency translation	5	(54)	(77)	(1,517)
Ending balance at original discount rate	76,464	22,011	14,631	40,958
Effect of changes in discount rate assumptions	(10,563)	(5,879)	(3,145)	(13,178)
Balance, end of period	$65,901	$16,132	$11,486	$27,780

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$85,285	$24,655	$15,454	$44,785
Effect of changes in cash flow assumptions	922	108	246	(171)
Effect of actual variances from expected experience	73	413	84	(40)
Adjusted balance, beginning of year	86,280	25,176	15,784	44,574
Issuances (1)	3,186	369	884	2,839
Interest accrual (2)	3,023	720	402	907
Benefit payments (5)	(4,097)	(752)	(1,033)	(1,287)
Derecognition (4)	(54)	—	—	—
Foreign currency translation	5	(60)	(77)	(1,559)
Ending balance at original discount rate	88,343	25,453	15,960	45,474
Effect of changes in discount rate assumptions	(13,185)	(5,520)	(3,402)	(15,342)
Balance, end of period	$75,158	$19,933	$12,558	$30,132

Liability for future policy benefits	$9,257	$3,801	$1,072	$2,352
Less: reinsurance recoverable	(658)	(259)	(33)	(115)
Net liability for future policy benefits	$8,599	$3,542	$1,039	$2,237

Weighted-average duration of the liability (in years)	11	14	8	15
Weighted-average interest accretion rate	4.7%	3.7%	3.5%	2.7%
Weighted-average current discount rate	5.9%	5.4%	6.0%	4.9%
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

Nine months ended September 30, 2022:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$73,447	$21,989	$14,440	$37,943
Effect of changes in cash flow assumptions	(805)	115	128	1,595
Effect of actual variances from expected experience	43	(21)	423	(52)
Adjusted balance, beginning of year	72,685	22,083	14,991	39,486
Issuances (1)	2,419	546	786	2,383
Interest accrual (2)	2,541	571	370	740
Net premiums collected (3)	(3,770)	(715)	(1,005)	(1,459)
Derecognition (4)	—	—	—	—
Foreign currency translation	(1)	(1,914)	(2,412)	(3,495)
Ending balance at original discount rate	73,874	20,571	12,730	37,655
Effect of changes in discount rate assumptions	(7,148)	(4,729)	(3,006)	(11,212)
Balance, end of period	$66,726	$15,842	$9,724	$26,443

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$84,075	$25,440	$15,664	$41,971
Effect of changes in cash flow assumptions	(675)	121	141	1,715
Effect of actual variances from expected experience	135	6	412	(79)
Adjusted balance, beginning of year	83,535	25,567	16,217	43,607
Issuances (1)	2,423	546	786	2,393
Interest accrual (2)	2,924	735	393	843
Benefit payments (5)	(4,026)	(826)	(969)	(1,322)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(2,215)	(2,598)	(3,763)
Ending balance at original discount rate	84,856	23,807	13,829	41,758
Effect of changes in discount rate assumptions	(8,940)	(4,139)	(3,186)	(13,132)
Balance, end of period	$75,916	$19,668	$10,643	$28,626

Liability for future policy benefits	$9,190	$3,826	$919	$2,183
Less: reinsurance recoverable	(413)	(256)	(26)	(96)
Net liability for future policy benefits	$8,777	$3,570	$893	$2,087

Weighted-average duration of the liability (in years)	12	15	8	16
Weighted-average interest accretion rate	4.7%	3.8%	3.6%	2.7%
Weighted-average current discount rate	5.3%	4.9%	6.3%	4.6%
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

Significant assumptions used to compute the liability for future policy benefits for the Traditional business include mortality, morbidity, lapse rates and discount rates (both accretion and current). During the third quarter of 2023 and 2022, the Company completed its annual assumption review resulting in a $85 million and $269 million increase, excluding the effects of reinsurance, in the Company’s liability for future policy benefits for its Traditional business during 2023 and 2022, respectively. Including the effects of reinsurance, a future policy benefits remeasurement gain (loss) of $(75) million was recognized during the three and nine months ending September 30, 2023, and a future policy benefits remeasurement gain (loss) of $(329) million and $(306) million was recognized during the three and nine months ending September 30, 2022, as a result of changes in cash flow assumptions. The increase in the liability in 2023 and 2022 was primarily the result of updating the mortality assumptions used to measure the liability for future policy benefits. The Company also updated the underlying market data used to determine the current discount rate resulting in changes to the discount rate assumption used to measure the net liability for future policy benefits.
The Company’s Traditional business actual-to-expected variances, the effects of changes in cash flow assumptions and the effects of changes in discount rate assumption for the nine months ended September 30, 2023 and 2022, are summarized in the tables below:

Nine months ended September 30, 2023:
Segment	Net liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$12 billion	$17 million	$5 million	$(1) billion
	7.2% increase	0.2% increase	—%	9.2% decrease
Canada – Traditional	$3.4 billion	$12 million	$5 million	$(267) million
	3.5% increase	0.4% increase	0.2% increase	8.0% decrease
Europe, Middle East and Africa – Traditional	$1.3 billion	$47 million	$9 million	$(88) million
	9.8% increase	3.9% increase	0.7% increase	7.3% decrease
Asia Pacific – Traditional	$4.5 billion	$9 million	$(49) million	$(233) million
	5.5% increase	0.2% increase	1.1% decrease	5.4% decrease

Nine months ended September 30, 2022:
Segment	Net liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$11 billion	$130 million	$92 million	$(5.2) billion
	3.3% increase	1.2% increase	0.9% increase	49 % decrease
Canada – Traditional	$3.2 billion	$6 million	$27 million	$(1.5) billion
	6.2% decrease	0.2% increase	0.8% increase	43.9% decrease
Europe, Middle East and Africa – Traditional	$1.1 billion	$13 million	$(11) million	$(345) million
	10.2% decrease	1.1% increase	0.9% decrease	28.2% decrease
Asia Pacific – Traditional	$4.1 billion	$120 million	$(27) million	$(903) million
	1.9% increase	3% increase	0.7% decrease	22.4% decrease
Financial Solutions Business
The following tables provide the balances of and changes in the Company’s liability for future policy benefits, including the deferred profit liability related to the longevity business, for its Financial Solutions business, which primarily consists of longevity reinsurance, asset-intensive products, primarily annuities and financial reinsurance for the nine months ended September 30, 2023 and 2022 (dollars in millions):

Nine months ended September 30, 2023:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,671	$3,394	$38,782	$1,605
Effect of changes in cash flow assumptions	(69)	(54)	(561)	—
Effect of actual variances from expected experience	(20)	(5)	387	(10)
Adjusted balance, beginning of year	1,582	3,335	38,608	1,595
Issuances (1)	923	—	6,278	2,131
Interest accrual (2)	37	80	678	19
Net premiums collected (3)	(1,064)	(249)	(3,045)	(1,573)
Derecognition (4)	—	—	—	—
Foreign currency translation	2	(6)	15	(236)
Ending balance at original discount rate	1,480	3,160	42,534	1,936
Effect of changes in discount rate assumptions	(336)	(482)	(9,571)	(178)
Balance, end of period	$1,144	$2,678	$32,963	$1,758

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$5,823	$3,447	$44,330	$6,561
Effect of changes in cash flow assumptions	(91)	(76)	(595)	—
Effect of actual variances from expected experience	(28)	(13)	374	(12)
Adjusted balance, beginning of year	5,704	3,358	44,109	6,549
Issuances (1)	931	—	6,278	2,141
Interest accrual (2)	173	81	807	65
Benefit payments (5)	(405)	(248)	(2,748)	(199)
Derecognition (4)	(16)	—	—	—
Foreign currency translation	1	(5)	37	(948)
Ending balance at original discount rate	6,388	3,186	48,483	7,608
Effect of changes in discount rate assumptions	(788)	(480)	(10,552)	(997)
Balance, end of period	$5,600	$2,706	$37,931	$6,611

Liability for future policy benefits	$4,456	$28	$4,968	$4,853
Less: reinsurance recoverable	—	—	—	—
Net liability for future policy benefits	$4,456	$28	$4,968	$4,853

Weighted-average duration of the liability (in years)	8	7	9	15
Weighted-average interest accretion rate	3.5%	3.3%	2.3%	1.3%
Weighted-average current discount rate	5.9%	5.5%	5.3%	2.4%
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

Nine months ended September 30, 2022:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$228	$3,329	$31,973	$1,051
Effect of changes in cash flow assumptions	(31)	—	(74)	—
Effect of actual variances from expected experience	(17)	(7)	401	125
Adjusted balance, beginning of year	180	3,322	32,300	1,176
Issuances (1)	—	581	11,256	1,325
Interest accrual (2)	1	85	513	20
Net premiums collected (3)	(18)	(269)	(2,228)	(729)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(323)	(6,761)	(359)
Ending balance at original discount rate	163	3,396	35,080	1,433
Effect of changes in discount rate assumptions	(117)	(418)	(9,639)	69
Balance, end of period	$46	$2,978	$25,441	$1,502

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$4,628	$3,393	$38,196	$6,062
Effect of changes in cash flow assumptions	(34)	—	(74)	—
Effect of actual variances from expected experience	(40)	(16)	392	125
Adjusted balance, beginning of year	4,554	3,377	38,514	6,187
Issuances (1)	—	581	11,256	1,325
Interest accrual (2)	136	87	632	53
Benefit payments (5)	(319)	(267)	(2,503)	(192)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(329)	(7,817)	(1,446)
Ending balance at original discount rate	4,371	3,449	40,082	5,927
Effect of changes in discount rate assumptions	(498)	(416)	(10,736)	(239)
Balance, end of period	$3,873	$3,033	$29,346	$5,688

Liability for future policy benefits	$3,827	$55	$3,905	$4,186
Less: reinsurance recoverable	—	—	—	—
Net liability for future policy benefits	$3,827	$55	$3,905	$4,186

Weighted-average duration of the liability (in years)	8	7	8	15
Weighted-average interest accretion rate	2.4%	3.4%	2.1%	1.7%
Weighted-average current discount rate	5.5%	5.0%	5.4%	1.6%
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

Significant assumptions used to compute the liability for future policy benefits for the Financial Solutions business include mortality, morbidity, lapse rates and discount rates (both accretion and current). During the third quarter of 2023 and 2022, the Company completed its annual assumption review resulting in a $78 million and $3 million decrease, excluding the effects of reinsurance, in the Company’s liability for future policy benefits for its Financial Solutions business during 2023 and 2022, respectively. Including the effects of reinsurance, a future policy benefits remeasurement gain (loss) of $78 million was recognized during the three and nine months ending September 30, 2023, and a future policy benefits remeasurement gain (loss) of $3 million was recognized during the three and nine months ending September 30, 2022, as a result of changes in cash flow assumptions. The decrease in the liability in 2023 and 2022 was primarily the result of updating the mortality assumptions used to measure the liability for future policy benefits. The Company also updated the underlying market data used to determine the current discount rate resulting in changes to the discount rate assumption used to measure the net liability for future policy benefits.
The Company’s Financial Solutions business actual-to-expected variances, the effects of changes in cash flow assumptions and the effects of changes in discount rate assumptions for the nine months ended September 30, 2023 and 2022, are summarized in the tables below:

Nine months ended September 30, 2023:
Segment	Net liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$4.9 billion	$(22) million	$(8) million	$(119) million
	18.2% increase	0.5% decrease	0.2% decrease	2.9% decrease
Canada – Financial Solutions	$26 million	$(22) million	$(8) million	$1 million
	50.9% decrease	41.5% decrease	15.1% decrease	1.9% increase
Europe, Middle East and Africa – Financial Solutions	$5.9 billion	$(34) million	$(13) million	$(67) million
	7.2% increase	0.6% decrease	0.2% decrease	1.2% decrease
Asia Pacific – Financial Solutions	$5.7 billion	None	$(2) million	$(359) million
	14.4% increase	—%	—%	7.2% decrease

Nine months ended September 30, 2022:
Segment	Net liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$4.2 billion	$(3) million	$(23) million	$(928) million
	4.4% decrease	0.1% decrease	0.5% decrease	21.1% decrease
Canada – Financial Solutions	$53 million	None	$(9) million	$(15) million
	17.2% decrease	—%	14.1% decrease	23.4% decrease
Europe, Middle East and Africa – Financial Solutions	$5 billion	None	$(9) million	$(1.6) billion
	19.6% decrease	—%	0.1% decrease	29.2% decrease
Asia Pacific – Financial Solutions	$4.5 billion	None	$1 million	$(311) million
	10.4% decrease	—%	—%	6.5% decrease

Reconciliation and Other Disclosures
The reconciliation of the rollforward of the liability for future policy benefits to the condensed consolidated balance sheets as of September 30, 2023 and 2022 is as follows (dollars in millions):

	September 30,
	2023	2022
Liability for future policy benefits included in the rollforwards:
Traditional:
U.S. and Latin America	$9,257	$9,190
Canada	3,801	3,826
Europe, Middle East and Africa	1,072	919
Asia Pacific	2,352	2,183
Financial Solutions:
U.S. and Latin America	4,456	3,827
Canada	28	55
Europe, Middle East and Africa	4,968	3,905
Asia Pacific	4,853	4,186
Other long-duration contracts	126	185
Claims liability and incurred but not reported claims	5,062	4,899
Unearned revenue liability	499	549
Total liability for future policy benefits	$36,474	$33,724

The amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for the liability for future policy benefits included in the rollforwards as of September 30, 2023 and 2022 is as follows (dollars in millions):

	September 30,
	2023		2022
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future gross premiums
Traditional:
U.S. and Latin America	$177,307	$77,008	$169,526	$77,507
Canada	54,378	19,902	50,727	19,543
Europe, Middle East and Africa	24,778	13,131	22,139	11,267
Asia Pacific	90,652	35,372	85,465	33,712
Financial Solutions:
U.S. and Latin America	3,012	1,794	940	581
Canada	4,545	2,856	4,803	3,102
Europe, Middle East and Africa	68,410	36,603	48,987	28,141
Asia Pacific	3,797	2,828	2,718	2,278

Expected future benefit payments
Traditional:
U.S. and Latin America	$188,177	$75,158	$179,693	$75,916
Canada	56,423	19,933	54,039	19,668
Europe, Middle East and Africa	24,509	12,558	21,758	10,643
Asia Pacific	87,120	30,132	82,458	28,626
Financial Solutions:
U.S. and Latin America	10,233	5,600	7,041	3,873
Canada	4,285	2,706	4,697	3,033
Europe, Middle East and Africa	71,027	37,931	51,232	29,346
Asia Pacific	10,522	6,611	7,765	5,688

The amount of gross premiums and interest expense recognized in the consolidated statements of income for the liability for future policy benefits included in the rollforwards for the nine months ended September 30, 2023 and 2022 is as follows (dollars in millions):

	Gross Premiums		Interest Expense
	September 30,		September 30,
	2023	2022	2023	2022
Traditional:
U.S. and Latin America	$4,435	$4,363	$404	$383
Canada	808	817	158	164
Europe, Middle East and Africa	1,058	1,033	29	23
Asia Pacific	1,959	1,880	113	103
Financial Solutions:
U.S. and Latin America	979	21	136	135
Canada	68	72	1	2
Europe, Middle East and Africa	515	468	129	119
Asia Pacific	171	172	46	33
Total	$9,993	$8,826	$1,016	$962
During the nine months ended September 30, 2023 and 2022, no material charges were incurred resulting from net premiums exceeding gross premiums.

NOTE 6 POLICYHOLDER ACCOUNT BALANCES
Policyholder Account Balances
The following tables provide the balances of and changes in the Company’s liability for its policyholder account balances, reflected in interest sensitive liabilities, for the nine months ended September 30, 2023 and 2022 (dollars in millions):

Nine months ended September 30, 2023:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,683	$18,906	$3,351
Deposits	20	84	765
Policy charges	(23)	(26)	(5)
Surrenders and withdrawals	(11)	(1,517)	(93)
Benefit payments	(96)	(357)	(79)
Interest credited	49	425	82
Foreign currency translation	—	—	(43)
Balance, end of period	$1,622	$17,515	$3,978
Less: reinsurance recoverable	—	(1,501)	—
Balance, end of period, after reinsurance	$1,622	$16,014	$3,978

Weighted-average crediting rate	4.4%	3.3%	3.0%
Net amount at risk[1]	$664	$2,410	$—
Cash surrender value	$1,608	$17,479	$3,760

Nine months ended September 30, 2022:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,719	$18,758	$1,621
Deposits	22	1,249	1,750
Policy charges	(24)	(25)	(126)
Surrenders and withdrawals	(13)	(870)	(585)
Benefit payments	(63)	(337)	(30)
Interest credited	49	452	29
Foreign currency translation	—	—	(66)
Balance, end of period	$1,690	$19,227	$2,593
Less: reinsurance recoverable	—	(1,545)	—
Balance, end of period, after reinsurance	$1,690	$17,682	$2,593

Weighted-average crediting rate	4.0%	3.2%	2.2%
Net amount at risk[1]	$681	$2,532	$—
Cash surrender value	$1,675	$19,166	$2,468
(1)    The Net amount at risk is defined as the guarantee amount less the account value as of the balance sheet date. The balance represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

Information regarding the Company’s policyholder account balances as of September 30, 2023 and 2022 is as follows (dollars in millions):

	September 30,
	2023	2022
Policyholder account balances included in the rollforwards:
Traditional:
U.S. and Latin America	$1,622	$1,690
Financial Solutions:
U.S. and Latin America	17,515	19,227
Asia Pacific	3,978	2,593
Other policyholder account balances
U.S. and Latin America – Financial Solutions	51	71
Total policyholder account balances	$23,166	$23,581

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums as of September 30, 2023 and 2022 is as follows (dollars in millions):

	September 30, 2023
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	—	—	—	—	—	—
	3.00 – 3.99%	—	—	—	—	—	—
	4.00% and Greater	514	108	1,000	—	—	1,622
	Total	$514	$108	$1,000	$—	$—	$1,622

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,681	10	15	63	35	1,804
	2.00 – 2.99%	1,625	14	42	608	62	2,351
	3.00 – 3.99%	4,335	234	81	2	—	4,652
	4.00% and Greater	8,665	43	—	—	—	8,708
	Total	$16,306	$301	$138	$673	$97	$17,515

Asia Pacific – Financial Solutions	Less than 1.00%	$281	$—	$—	$—	$—	$281
	1.00 – 1.99%	699	—	—	—	—	699
	2.00 – 2.99%	827	—	—	—	—	827
	3.00 – 3.99%	1,289	—	—	—	—	1,289
	4.00% and Greater	882	—	—	—	—	882
	Total	$3,978	$—	$—	$—	$—	$3,978

	September 30, 2022
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	—	—	—	—	—	—
	3.00 – 3.99%	—	—	—	—	—	—
	4.00% and Greater	550	1,140	—	—	—	1,690
	Total	$550	$1,140	$—	$—	$—	$1,690

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,963	14	44	58	41	2,120
	2.00 – 2.99%	2,023	7	145	636	—	2,811
	3.00 – 3.99%	5,092	242	60	—	—	5,394
	4.00% and Greater	8,853	49	—	—	—	8,902
	Total	$17,931	$312	$249	$694	$41	$19,227

Asia Pacific – Financial Solutions	Less than 1.00%	$426	$—	$—	$—	$—	$426
	1.00 – 1.99%	782	—	—	—	—	782
	2.00 – 2.99%	609	—	—	—	—	609
	3.00 – 3.99%	769	—	—	—	—	769
	4.00% and Greater	7	—	—	—	—	7
	Total	$2,593	$—	$—	$—	$—	$2,593
NOTE 7     UNPAID CLAIMS AND CLAIM EXPENSE – SHORT-DURATION CONTRACTS
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims for short-duration contracts is reported in other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Nine months ended September 30,
	2023	2022
Balance, beginning of year	$2,480	$2,110
Less: reinsurance recoverable	(57)	(81)
Net balance, beginning of year	2,423	2,029
Incurred:
Current year	1,268	1,419
Prior years	(89)	(100)
Total incurred	1,179	1,319
Payments:
Current year	(278)	(250)
Prior years	(721)	(688)
Total payments	(999)	(938)
Other changes:
Interest accretion	25	21
Foreign exchange adjustments	(45)	(128)
Total other changes	(20)	(107)

Net balance, end of period	2,583	2,303
Plus: reinsurance recoverable	71	63
Balance, end of period	$2,654	$2,366

Incurred claims associated with prior periods are primarily due to the development of short-duration business claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.
NOTE 8 MARKET RISK BENEFITS
The following table provides the balances of and changes in the Company’s market risk benefits for the nine months ended September 30, 2023 and 2022 (dollars in millions):

	U.S. and Latin America – Financial Solutions
	Nine months ended September 30,
	2023	2022
Balance, beginning of year	$247	$262
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	263	254
Interest accrual	9	21
Attributed fees collected	19	7
Benefit payments	1	1
Effect of changes in future assumptions	16	19
Effect of changes in interest rates	(54)	(40)
Effect of changes in equity markets	(25)	17
Effect of changes in volatility	(5)	4
Other market impacts	(11)	1
Actual policyholder behavior different from expected behavior	12	(1)
Balance, end of period, before effect of changes in the instrument-specific credit risk	225	283
Effect of changes in the instrument-specific credit risk	(9)	(24)
Balance, end of period	216	259
Less: reinsurance recoverable	—	—
Balance, end of period, after reinsurance	$216	$259

Net amount at risk	$1,375	$1,540
Weighted-average attained age of contract holders (in years)	71	66
The reconciliation of the rollforward for market risk benefits to the condensed consolidated balance sheets as of September 30, 2023 and 2022 is as follows (dollars in millions):

	September 30,			September 30,
	2023			2022
	Asset (1)	Liability	Net	Asset (1)	Liability	Net
U.S. and Latin America – Financial Solutions	$8	$224	$(216)	$—	$259	$(259)
Total market risk benefits	$8	$224	$(216)	$—	$259	$(259)
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
During the nine months ended September 30, 2023 and 2022, there were no material changes made to the inputs in the market risk benefit calculations, and nonfinancial assumptions were unchanged.

NOTE 9 DEFERRED POLICY ACQUISITION COSTS
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Traditional business for the nine months ended September 30, 2023 and 2022 (dollars in millions):

Nine months ended September 30, 2023:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,087	$171	$294	$1,043
Capitalization	183	7	75	94
Amortization expense	(111)	(9)	(28)	(44)
Foreign currency translation	1	—	(10)	(24)
Balance, end of period	$2,160	$169	$331	$1,069

Nine months ended September 30, 2022:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$1,947	$191	$270	$1,056
Capitalization	208	5	57	66
Amortization expense	(108)	(14)	(25)	(53)
Foreign currency translation	—	(16)	(40)	(57)
Balance, end of period	$2,047	$166	$262	$1,012
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Financial Solutions business for the nine months ended September 30, 2023 and 2022 (dollars in millions):

Nine months ended September 30, 2023:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$341	$—	$—	$188
Capitalization	—	—	—	89
Amortization expense	(32)	—	—	(24)
Foreign currency translation	—	—	—	(6)
Balance, end of period	$309	$—	$—	$247

Nine months ended September 30, 2022:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$312	$—	$—	$81
Capitalization	85	—	—	92
Amortization expense	(42)	—	—	(13)
Foreign currency translation	—	—	—	(2)
Balance, end of period	$355	$—	$—	$158

The reconciliation of deferred policy acquisition costs to the condensed consolidated balance sheets as of September 30, 2023 and 2022 is as follows (dollars in millions):

	September 30,
	2023	2022
Deferred policy acquisition costs included in the rollforwards:
Traditional:
U.S. and Latin America	$2,160	$2,047
Canada	169	166
Europe, Middle East and Africa	331	262
Asia Pacific	1,069	1,012
Financial Solutions:
U.S. and Latin America	309	355
Canada	—	—
Europe, Middle East and Africa	—	—
Asia Pacific	247	158
Other long-duration business:
Corporate and Other	4	4
Total deferred policy acquisition costs	$4,289	$4,004
NOTE 10 REINSURANCE CEDED RECEIVABLES AND OTHER
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance. At September 30, 2023 and December 31, 2022, no allowances were deemed necessary.
Two major reinsurance companies account for approximately 68% of reinsurance ceded receivables and other as of September 30, 2023. Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2023, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets have been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
Included in the total reinsurance ceded receivables and other balance are $108 million and $183 million of claims recoverable, of which $12 million and $16 million were in excess of 90 days past due, as of September 30, 2023 and December 31, 2022, respectively. Also included in the total reinsurance ceded receivable and other is a deposit asset on reinsurance of $1.6 billion and $1.6 billion as of September 30, 2023 and December 31, 2022, respectively.

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
The following tables provide information relating to investments in fixed maturity securities by type as of September 30, 2023 and December 31, 2022 (dollars in millions):

September 30, 2023:	Amortized	Allowance for	Unrealized	Unrealized	Estimated Fair	% of
	Cost	Credit Losses	Gains	Losses	Value	Total
Available-for-sale:
Corporate	$41,463	$55	$170	$6,075	$35,503	65.5%
Canadian government	3,336	—	169	157	3,348	6.2
Japanese government	3,205	—	3	493	2,715	5.0
ABS	4,562	12	16	330	4,236	7.8
CMBS	1,959	1	2	250	1,710	3.2
RMBS	1,172	—	3	145	1,030	1.9
U.S. government	1,346	—	—	286	1,060	2.0
State and political subdivisions	1,242	—	4	199	1,047	1.9
Other foreign government	4,047	—	23	548	3,522	6.5
Total fixed maturity securities	$62,332	$68	$390	$8,483	$54,171	100.0%

December 31, 2022:	Amortized	Allowance for	Unrealized	Unrealized	Estimated Fair	% of
	Cost	Credit Losses	Gains	Losses	Value	Total
Available-for-sale:
Corporate	$38,963	$27	$168	$5,135	$33,969	64.2%
Canadian government	3,311	—	381	66	3,626	6.9
Japanese government	3,033	—	4	478	2,559	4.8
ABS	4,324	10	4	440	3,878	7.3
CMBS	1,835	—	—	212	1,623	3.1
RMBS	1,054	—	1	114	941	1.8
U.S. government	1,690	—	4	212	1,482	2.8
State and political subdivisions	1,282	—	10	173	1,119	2.1
Other foreign government	4,171	—	22	489	3,704	7.0
Total fixed maturity securities	$59,663	$37	$594	$7,319	$52,901	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of September 30, 2023 and December 31, 2022, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of September 30, 2023 and December 31, 2022 (dollars in millions):

	September 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$588	$488	$355	$292
Fixed maturity securities received as collateral	n/a	$1,625	n/a	$1,428
Assets in trust held to satisfy collateral requirements	$32,645	$28,354	$31,510	$27,817

The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s equity included securities of the U.S. government and its agencies and the Japanese government and its agencies, as well as the securities disclosed below, as of September 30, 2023 and December 31, 2022 (dollars in millions).

	September 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Quebec	$1,415	$1,465	$1,436	$1,649
Canadian province of Ontario	1,001	1,014	982	1,068
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of September 30, 2023, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,623	$1,628
Due after one year through five years	10,151	9,779
Due after five years through ten years	11,183	9,987
Due after ten years	31,682	25,801
Structured securities	7,693	6,976
Total	$62,332	$54,171
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of September 30, 2023 and December 31, 2022 (dollars in millions):

September 30, 2023:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$15,022	$12,842	36.1%
Industrial	21,062	18,232	51.4
Utility	5,379	4,429	12.5
Total	$41,463	$35,503	100.0%

December 31, 2022:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$14,551	$12,680	37.3%
Industrial	19,624	17,257	50.8
Utility	4,788	4,032	11.9
Total	$38,963	$33,969	100.0%
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

The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the three and nine months ended September 30, 2023 and 2022 (dollars in millions):

	Corporate	ABS	CMBS	Other Foreign Government	Total
Three months ended September 30, 2023:
Balance, beginning of period	$62	$12	$1	$—	$75
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(1)	—	—	—	(1)
Write-offs charged against the allowance	(6)	—	—	—	(6)
Balance, end of period	$55	$12	$1	$—	$68
Three months ended September 30, 2022:
Balance, beginning of period	$43	$5	$1	$6	$55
Credit losses recognized on securities for which credit losses were not previously recorded	8	(1)	—	—	7
Reductions for securities sold during the period	(3)	—	—	(2)	(5)
Reductions for securities the Company intends to sell or more likely than not will be required to sell before recovery of its amortized cost	(4)	—	—	—	(4)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(1)	—	—	—	(1)
Balance, end of period	$43	$4	$1	$4	$52

	Corporate	ABS	CMBS	Other Foreign Government	Total
Nine months ended September 30, 2023:
Balance, beginning of year	$27	$10	$—	$—	$37
Credit losses recognized on securities for which credit losses were not previously recorded	44	—	1	—	45
Reductions for securities sold during the period	(10)	—	—	—	(10)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	—	2	—	—	2
Write-offs charged against the allowance	(6)	—	—	—	(6)
Balance, end of period	$55	$12	$1	$—	$68
Nine months ended September 30, 2022:
Balance, beginning of year	$26	$—	$1	$4	$31
Credit losses recognized on securities for which credit losses were not previously recorded	26	4	—	1	31
Reductions for securities sold during the period	(9)	—	—	(3)	(12)
Reductions for securities the Company intends to sell or more likely than not will be required to sell before recovery of its amortized cost	(4)	—	—	—	(4)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	4	—	—	2	6
Balance, end of period	$43	$4	$1	$4	$52
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
The following tables present the estimated fair value and gross unrealized losses for the 7,053 and 6,441 fixed maturity securities for which an allowance for credit loss has not been recorded as of September 30, 2023 and December 31, 2022, and the estimated fair value had declined and remained below amortized cost (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
September 30, 2023:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$7,272	$516	$23,093	$5,395	$30,365	$5,911
Canadian government	1,303	105	250	52	1,553	157
Japanese government	614	50	2,055	443	2,669	493
ABS	471	18	3,071	299	3,542	317
CMBS	273	12	1,358	232	1,631	244
RMBS	295	14	641	131	936	145
U.S. government	488	28	559	258	1,047	286
State and political subdivisions	120	8	807	191	927	199
Other foreign government	686	29	2,194	451	2,880	480
Total investment grade securities	11,522	780	34,028	7,452	45,550	8,232
Below investment grade securities:
Corporate	357	70	732	93	1,089	163
ABS	—	—	67	11	67	11
CMBS	—	—	2	1	2	1
Other foreign government	4	1	184	67	188	68
Total below investment grade securities	361	71	985	172	1,346	243
Total fixed maturity securities	$11,883	$851	$35,013	$7,624	$46,896	$8,475

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2022:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$21,867	$2,756	$6,840	$2,225	$28,707	$4,981
Canadian government	554	42	71	23	625	65
Japanese government	815	86	1,694	392	2,509	478
ABS	1,596	153	1,931	269	3,527	422
CMBS	1,314	144	281	65	1,595	209
RMBS	664	62	181	53	845	115
U.S. government	1,202	64	253	148	1,455	212
State and political subdivisions	819	124	131	50	950	174
Other foreign government	1,942	167	1,026	260	2,968	427
Total investment grade securities	30,773	3,598	12,408	3,485	43,181	7,083
Below investment grade securities:
Corporate	767	87	305	61	1,072	148
ABS	52	6	38	9	90	15
Other foreign government	39	2	164	60	203	62
Total below investment grade securities	858	95	507	130	1,365	225
Total fixed maturity securities	$31,631	$3,693	$12,915	$3,615	$44,546	$7,308
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

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Fixed maturity securities available-for-sale	$707	$591	$2,035	$1,683
Equity securities	2	2	5	5
Mortgage loans	84	74	238	223
Policy loans	13	13	39	40
Funds withheld at interest	88	67	240	175
Limited partnerships and real estate joint ventures	41	43	114	281
Short-term investments and cash and cash equivalents	28	7	71	11
Other invested assets	2	3	14	5
Investment income	965	800	2,756	2,423
Investment expense	(43)	(31)	(121)	(90)
Net investment income	$922	$769	$2,635	$2,333
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$7	$3	$(31)	$(21)
Impairments on fixed maturities	—	(12)	(1)	(15)
Realized gains on investment activity	12	20	54	65
Realized losses on investment activity	(61)	(106)	(173)	(236)
Net gains (losses) on equity securities	(2)	7	(4)	(16)
Change in mortgage loan allowance for credit losses	(17)	(5)	(23)	(8)
Change in fair value of certain limited partnership investments	25	—	32	29
Other, net	7	7	24	26
Net losses on free-standing derivatives	(98)	(51)	(222)	(251)
Net gains (losses) on embedded derivatives	1	(17)	18	(106)
Total investment related gains (losses), net	$(126)	$(154)	$(326)	$(533)
Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements
The following table provides information relating to securities borrowing, lending and repurchase/reverse repurchase agreements as of September 30, 2023 and December 31, 2022 (dollars in millions):

	September 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities borrowing agreements:
Securities borrowed (1)	n/a	$776	n/a	$852
Securities pledged as collateral (2)	$762	$603	$859	$693
Securities lending agreements:
Securities loaned (2)	$60	$53	$59	$55
Securities received as collateral (3)	n/a	$66	n/a	$66
Repurchase/reverse repurchase agreements:
Securities sold (2)	$1,344	$1,187	$898	$779
Securities purchased (3)	n/a	$496	n/a	$619
Cash received (4)	$551	$551	$149	$149
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

The following tables present information on the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of September 30, 2023 and December 31, 2022 (dollars in millions):

	September 30, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending agreements:
Corporate	$—	$—	$—	$37	$37
Canadian government	—	—	—	—	—
State and political subdivisions	—	—	—	11	11
Other foreign government	—	—	—	5	5
Total	—	—	—	53	53
Repurchase agreements:
Corporate	—	—	—	339	339
Japanese government	—	—	—	138	138
ABS	—	—	53	171	224
CMBS	—	—	59	162	221
RMBS	—	—	8	144	152
U.S. government	—	—	—	13	13
Other foreign government	—	—	—	100	100
Total	—	—	120	1,067	1,187
Total agreements	$—	$—	$120	$1,120	$1,240

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending agreements:
Corporate	$—	$—	$—	$42	$42
Canadian government	—	—	—	5	5
State and political subdivisions	—	—	—	3	3
Other foreign government	—	—	—	5	5
Total	—	—	—	55	55
Repurchase agreements:
Corporate	—	—	—	279	279
Japanese government	—	—	—	278	278
ABS	—	—	—	54	54
CMBS	—	—	—	63	63
RMBS	—	—	—	10	10
Other foreign government	—	—	—	95	95
Total	—	—	—	779	779
Total agreements	$—	$—	$—	$834	$834

Mortgage Loans
As of September 30, 2023, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (12.9%), Texas (11.4%) and Washington (7.8%), in addition to loans secured by properties in Canada (3.7%) and the United Kingdom (2.4%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of September 30, 2023 and December 31, 2022 (dollars in millions):

	September 30, 2023		December 31, 2022
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office	$1,716	23.4%	$1,706	25.6%
Retail	2,445	33.4	2,290	34.4
Industrial	1,820	24.9	1,518	22.8
Apartment	870	11.9	763	11.5
Other commercial	469	6.4	376	5.7
Recorded investment	7,320	100.0%	6,653	100.0%
Unamortized balance of loan origination fees and expenses	(15)		(12)
Allowance for credit losses	(74)		(51)
Total mortgage loans	$7,231		$6,590
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of September 30, 2023 and December 31, 2022 (dollars in millions):

	September 30, 2023		December 31, 2022
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$3,150	42.9%	$2,652	39.9%
Due after five years through ten years	3,248	44.4	2,930	44.0
Due after ten years	922	12.7	1,071	16.1
Total	$7,320	100.0%	$6,653	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of September 30, 2023 and December 31, 2022 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
September 30, 2023:
Loan-to-Value Ratio
0% – 59.99%	$3,947	$301	$53	$45	$4,346	59.3%
60% – 69.99%	1,929	154	29	—	2,112	28.9
70% – 79.99%	518	35	33	—	586	8.0
80% or greater	105	43	128	—	276	3.8
Total	$6,499	$533	$243	$45	$7,320	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2022:
Loan-to-Value Ratio
0% – 59.99%	$3,466	$215	$56	$18	$3,755	56.4%
60% – 69.99%	1,894	119	71	—	2,084	31.3
70% – 79.99%	475	49	91	—	615	9.3
80% or greater	81	—	118	—	199	3.0
Total	$5,916	$383	$336	$18	$6,653	100.0%

The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of September 30, 2023 and December 31, 2022 (dollars in millions):

	Recorded Investment
	Year of Origination
	2023	2022	2021	2020	2019	Prior	Total
September 30, 2023:
Internal credit quality grade:
High investment grade	$336	$686	$670	$334	$520	$1,851	$4,397
Investment grade	599	615	281	219	326	608	2,648
Average	—	—	6	18	23	200	247
In or near default	—	—	—	—	—	28	28
Total	$935	$1,301	$957	$571	$869	$2,687	$7,320

	Recorded Investment
	Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
December 31, 2022:
Internal credit quality grade:
High investment grade	$698	$684	$327	$561	$422	$1,565	$4,257
Investment grade	586	284	248	279	252	531	2,180
Average	—	6	—	39	52	83	180
In or near default	—	—	—	—	—	36	36
Total	$1,284	$974	$575	$879	$726	$2,215	$6,653
The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Current	$7,292	$6,617
Greater than 90 days past due	28	36
Total	$7,320	$6,653
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans for the three and nine months ended September 30, 2023 and 2022 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$57	$38	$51	$35
Change in allowance for credit losses	17	5	23	8
Balance, end of period	$74	$43	$74	$43
During the nine months ended September 30, 2023, the Company modified six mortgage loans for borrowers experiencing financial difficulty providing interest only payments and maturity extensions. The total recorded investment before allowance for credit losses for the modified loans were $68 million as of September 30, 2023. During the nine months ended September 30, 2022, the Company restructured three mortgage loans to interest only payments, one of which was paid in full as of December 31, 2022. The total recorded investment before allowance for credit losses for mortgage loans that were modified and met the criteria of Troubled Debt Restructuring (“TDR”) was $77 million as of September 30, 2022.
During the nine months ended September 30, 2023, the Company converted two mortgage loans totaling $36 million to owned properties as a result of foreclosures. The Company had $41 million and $19 million for mortgage loans that were on nonaccrual status as of September 30, 2023 and 2022, respectively. The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2023 and 2022.

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
Funds Withheld at Interest
As of September 30, 2023, $3.5 billion of the funds withheld at interest balance is primarily associated with two clients. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of September 30, 2023 and December 31, 2022 are as follows (dollars in millions):

	September 30, 2023	December 31, 2022
Limited partnerships – equity method	$930	$934
Limited partnerships – fair value	818	683
Limited partnerships – cost method	68	49
Real estate joint ventures	744	661
Total limited partnerships and real estate joint ventures	$2,560	$2,327
Other Invested Assets
Other invested assets include lifetime mortgages and derivative contracts. Other invested assets also includes FHLB common stock, unit-linked investments, and real estate held for investment, which are included in “Other” in the table below. As of September 30, 2023 and December 31, 2022, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of September 30, 2023 and December 31, 2022 are as follows (dollars in millions):

	September 30, 2023	December 31, 2022
Lifetime mortgages	$900	$868
Derivatives	75	170
Other	116	102
Total other invested assets	$1,091	$1,140
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

Summary of Derivative Positions
Derivatives, except for embedded derivatives, are included in other invested assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest or other liabilities, at fair value. Embedded derivative liabilities on indexed annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of September 30, 2023 and December 31, 2022 (dollars in millions):

		September 30, 2023			December 31, 2022
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,622	$7	$24	$1,271	$2	$2
Interest rate options	Interest rate	6,555	30	—	7,756	34	—
Total return swaps	Interest rate	500	42	30	500	18	—
Interest rate futures	Interest rate	95	—	—	96	—	—
Equity futures	Equity	245	—	—	164	—	—
Foreign currency swaps	Foreign currency	150	32	—	150	18	—
Foreign currency forwards	Foreign currency	826	—	24	766	50	—
CPI swaps	CPI	445	12	2	496	20	3
Credit default swaps	Credit	1,515	3	38	1,523	2	21
Equity options	Equity	282	14	—	358	38	—
Synthetic GICs	Interest rate	16,535	—	—	17,411	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	378	368	—	363	371
Indexed annuity products		—	—	441	—	—	530
Total non-hedging derivatives		28,770	518	927	30,491	545	927
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	2,340	6	180	1,310	3	113
Foreign currency swaps	Foreign currency	104	—	7	114	—	—
Foreign currency forwards	Foreign currency	1,146	22	1	1,019	38	1
Forward bond purchase commitments	Interest rate	1,073	—	159	407	—	96
Total hedging derivatives		4,663	28	347	2,850	41	210
Total derivatives		$33,433	$546	$1,274	$33,341	$586	$1,137

Fair Value Hedges
The Company designates and reports the following as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging: (i) certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets; and (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities. The gain or loss on the hedged item attributable to a change in foreign currency or interest rates and the offsetting gain or loss on the related foreign currency or interest rate swaps for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in millions):

Type of Fair Value Hedge	Hedged Item	Investment Related Gains (Losses), Net		Interest Credited
		Derivatives	Hedged Items	Derivatives	Hedged Items
For the three months ended September 30, 2023:
Interest rate swaps	Interest-sensitive contract liabilities	$—	$—	$(2)	$2
Foreign currency swaps	Foreign-denominated fixed maturity securities	(4)	3	—	—
For the three months ended September 30, 2022:
Foreign currency swaps	Foreign-denominated fixed maturity securities	(7)	8	—	—
For the nine months ended September 30, 2023:
Interest rate swaps	Interest-sensitive contract liabilities	—	—	(2)	2
Foreign currency swaps	Foreign-denominated fixed maturity securities	(7)	5	—	—
For the nine months ended September 30, 2022:
Foreign currency swaps	Foreign-denominated fixed maturity securities	(8)	13	—	—
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
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and nine months ended September 30, 2023 and 2022 (dollars in millions):

	Three months ended September 30,
	2023	2022
Balance, beginning of period	$(228)	$(206)
Gains (losses), net deferred in other comprehensive income (loss)	(128)	(27)
Amounts reclassified to net investment income	8	3
Amounts reclassified to interest expense	(3)	—
Balance, end of period	$(351)	$(230)

	Nine months ended September 30,
	2023	2022
Balance, beginning of period	$(205)	$(22)
Gains (losses), net deferred in other comprehensive income (loss)	(154)	(215)
Amounts reclassified to net investment income	15	5
Amounts reclassified to interest expense	(7)	2
Balance, end of period	$(351)	$(230)
As of September 30, 2023, approximately $17 million of before-tax deferred net losses recorded in AOCI are expected to be reclassified to net investment income during the next twelve months. For the same time period, $11 million of before-tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.

The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
		Net Investment Income	Interest Expense
For the three months ended September 30, 2023:
Interest rate	$(113)	$(4)	$3
Foreign currency/interest rate	(15)	(4)	—
Total	$(128)	$(8)	$3
For the three months ended September 30, 2022:
Interest rate	$(20)	$—	$—
Foreign currency/interest rate	(7)	(3)	—
Total	$(27)	$(3)	$—

For the nine months ended September 30, 2023:
Interest rate	$(107)	$(4)	$7
Foreign currency/interest rate	(47)	(11)	—
Total	$(154)	$(15)	$7
For the nine months ended September 30, 2022:
Interest rate	$(190)	$—	$(2)
Foreign currency/interest rate	(25)	(5)	—
Total	$(215)	$(5)	$(2)
For the three and nine months ended September 30, 2023 and 2022, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the three and nine months ended September 30, 2023 and 2022 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	Three months ended September 30,		Nine months ended September 30,
Type of NIFO Hedge	2023	2022	2023	2022
Foreign currency swaps	$—	$—	$—	$1
Foreign currency forwards	29	66	8	88
Total	$29	$66	$8	$89
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $218 million and $210 million as of September 30, 2023 and December 31, 2022, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 is as follows (dollars in millions):

		Gains (Losses) for the three months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gains (Losses)	2023	2022
Interest rate swaps	Investment related gains (losses), net	$(64)	$(33)
Interest rate options	Investment related gains (losses), net	16	18
Total return swaps	Investment related gains (losses), net	(8)	(1)
Interest rate futures	Investment related gains (losses), net	—	2
Equity futures	Investment related gains (losses), net	11	5
Foreign currency swaps	Investment related gains (losses), net	8	9
Foreign currency forwards	Investment related gains (losses), net	(37)	(55)
CPI swaps	Investment related gains (losses), net	—	7
Credit default swaps	Investment related gains (losses), net	(26)	(12)
Equity options	Investment related gains (losses), net	3	8
Subtotal		(97)	(52)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	1	(17)
Indexed annuity products	Interest credited	3	18
Total non-hedging derivatives		$(93)	$(51)

		Gains (Losses) for the nine months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gains (Losses)	2023	2022
Interest rate swaps	Investment related gains (losses), net	$(74)	$(129)
Interest rate options	Investment related gains (losses), net	(10)	12
Total return swaps	Investment related gains (losses), net	—	(1)
Interest rate futures	Investment related gains (losses), net	2	5
Equity futures	Investment related gains (losses), net	(8)	33
Foreign currency swaps	Investment related gains (losses), net	20	27
Foreign currency forwards	Investment related gains (losses), net	(130)	(154)
CPI swaps	Investment related gains (losses), net	7	25
Credit default swaps	Investment related gains (losses), net	(5)	(103)
Equity options	Investment related gains (losses), net	(22)	29
Subtotal		(220)	(256)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	18	(106)
Indexed annuity products	Interest credited	14	98
Total non-hedging derivatives		$(188)	$(264)

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at September 30, 2023 and December 31, 2022 (dollars in millions):

	September 30, 2023			December 31, 2022
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$(36)	$420	18.3	$(18)	$428	18.7
BBB+/BBB/BBB-
Single name credit default swaps	3	155	2.9	1	155	3.3
Credit default swaps referencing indices	(1)	915	4.7	—	915	6.2
Subtotal	2	1,070	4.4	1	1,070	5.8
BB+/BB/BB-
Single name credit default swaps	(1)	25	2.4	(2)	25	3.2
Total	$(35)	$1,515	8.2	$(19)	$1,523	9.4
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
The following table provides information relating to the netting of the Company’s derivative instruments as of September 30, 2023 and December 31, 2022 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments/Collateral (1)	Net Amount
September 30, 2023:
Derivative assets	$168	$(93)	$75	$(75)	$—
Derivative liabilities	465	(93)	372	(372)	—
December 31, 2022:
Derivative assets	223	(53)	170	(170)	—
Derivative liabilities	236	(53)	183	(183)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of September 30, 2023, the Company had credit exposure of $13 million.
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
Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are summarized below (dollars in millions):

September 30, 2023:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$35,503	$—	$30,888	$4,615
Canadian government	3,348	—	3,348	—
Japanese government	2,715	—	2,715	—
ABS	4,236	—	2,968	1,268
CMBS	1,710	—	1,654	56
RMBS	1,030	—	1,029	1
U.S. government	1,060	972	81	7
State and political subdivisions	1,047	—	1,027	20
Other foreign government	3,522	—	3,489	33
Total fixed maturity securities available-for-sale	54,171	972	47,199	6,000
Equity securities	133	65	—	68
Funds withheld at interest – embedded derivatives	(359)	—	—	(359)
Funds withheld at interest	51	—	—	51
Cash equivalents	1,579	1,578	1	—
Short-term investments	107	34	65	8
Other invested assets:
Derivatives	75	—	75	—
Other	18	—	18	—
Total other invested assets	93	—	93	—
Total	$55,775	$2,649	$47,358	$5,768
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$441	$—	$—	$441
Other liabilities:
Funds withheld at interest – embedded derivatives	(369)	—	—	(369)
Derivatives	372	—	372	—
Total	$444	$—	$372	$72

(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of September 30, 2023, the fair value of such investments was $818 million.

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

Quantitative Information Regarding Internally Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of September 30, 2023 and December 31, 2022 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	September 30, 2023	December 31, 2022			September 30, 2023	December 31, 2022
Assets:
Corporate	$82	$25	Market comparable securities	Liquidity premium	0-2% (1%)	1%
				EBITDA Multiple	5.3x-7.6x (7.2x)	5.3x
ABS	266	274	Market comparable securities	Liquidity premium	0-18% (2%)	0-18% (2%)
U.S. government	7	9	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	20	9	Market comparable securities	Liquidity premium	4%	N/A
				EBITDA Multiple	8.4x-11.2x (10.8x)	8.4x-11.2x (9.6x)
Funds withheld at interest – embedded derivatives	(17)	(34)	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (16%)	0-35% (17%)
				Withdrawal	0-5% (4%)	0-5% (4%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-4% (2%)	1-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	441	530	Discounted cash flow	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (15%)	0-35% (16%)
				Withdrawal	0-5% (4%)	0-5% (3%)
				Option budget projection	1-4% (2%)	1-4% (2%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

Three months ended September 30, 2023:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$4,654	$35	$1,397	$29	$68	$—	$6	$9	$53	$(472)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	1	—	1	—	—	—	—	—	—	—
Investment related gains (losses), net	4	—	—	—	—	—	—	1	—	—
Interest credited	—	—	—	—	—	—	—	—	—	3
Included in other comprehensive income (loss)	(84)	(2)	(16)	(2)	—	—	—	—	(2)	—
Purchases (2)	170	—	29	—	—	—	9	—	—	3
Sales (2)	(19)	—	(10)	—	—	—	—	—	—	—
Settlements (2)	(164)	—	(76)	—	—	—	(1)	—	—	25
Transfers into Level 3	53	—	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	(6)	—	—	—
Fair value, end of period	$4,615	$33	$1,325	$27	$68	$—	$8	$10	$51	$(441)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$1	$—	$1	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	—	—	—	—	—	1	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(22)
Included in other comprehensive income (loss)	(81)	(2)	(16)	(2)	—	—	—	—	(2)	—
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

Nine months ended September 30, 2023:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$4,299	$35	$1,353	$35	$66	$—	$13	$(8)	$54	$(530)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	3	—	4	—	—	—	—	—	(3)	—
Investment related gains (losses), net	4	—	(1)	—	(2)	—	(1)	18	—	—
Interest credited	—	—	—	—	—	—	—	—	—	14
Included in other comprehensive income (loss)	(93)	(2)	28	(2)	—	—	—	—	1	—
Purchases (2)	680	—	144	—	8	1	10	—	1	13
Sales (2)	(51)	—	(14)	—	(4)	—	—	—	—	—
Settlements (2)	(282)	—	(198)	(1)	—	—	(1)	—	(2)	62
Transfers into Level 3	61	—	64	—	—	—	6	—	—	—
Transfers out of Level 3	(6)	—	(55)	(5)	—	(1)	(19)	—	—	—
Fair value, end of period	$4,615	$33	$1,325	$27	$68	$—	$8	$10	$51	$(441)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$4	$—	$—	$—	$—	$—	$(3)	$—
Investment related gains (losses), net	(2)	—	(2)	—	(2)	—	(1)	18	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(47)
Included in other comprehensive income (loss)	(94)	(2)	27	(2)	—	—	—	—	1	—
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

Three months ended September 30, 2022:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$4,238	$36	$1,247	$43	$47	$—	$21	$76	$62	$(584)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	1	—	—	—	—	—	—	—	(3)	—
Investment related gains (losses), net	—	—	—	(1)	10	—	—	(17)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	18
Included in other comprehensive income (loss)	(164)	(3)	(81)	(1)	—	—	—	—	(5)	—
Purchases (2)	445	—	60	—	10	—	6	—	—	1
Sales (2)	(29)	—	(7)	(3)	(3)	—	—	—	—	—
Settlements (2)	(150)	—	(52)	(1)	—	—	—	—	(2)	15
Transfers into Level 3	20	—	67	—	—	—	—	—	—	—
Transfers out of Level 3	(75)	—	(46)	—	—	—	(20)	—	—	—
Fair value, end of period	$4,286	$33	$1,188	$37	$64	$—	$7	$59	$52	$(550)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$1	$—	$—	$—	$—	$—	$—	$—	$(3)	$—
Investment related gains (losses), net	(4)	—	1	—	8	—	—	(17)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	2
Included in other comprehensive income (loss)	(158)	(3)	(83)	(1)	—	—	—	—	(5)	—
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

Nine months ended September 30, 2022:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$3,888	$33	$1,179	$45	$50	$—	$28	$165	$83	$(693)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	4	—	—	—	—	—	—	—	(13)	—
Investment related gains (losses), net	(6)	—	(5)	(1)	4	—	1	(106)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	98
Included in other comprehensive income (loss)	(465)	(13)	(226)	(5)	—	—	(1)	—	(12)	—
Purchases (2)	1,381	—	362	—	14	—	27	—	3	(4)
Sales (2)	(153)	—	(58)	(4)	(4)	—	—	—	—	—
Settlements (2)	(329)	—	(111)	(4)	—	—	(28)	—	(9)	49
Transfers into Level 3	77	13	112	10	—	—	—	—	—	—
Transfers out of Level 3	(111)	—	(65)	(4)	—	—	(20)	—	—	—
Fair value, end of period	$4,286	$33	$1,188	$37	$64	$—	$7	$59	$52	$(550)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$—	$—	$—	$—	$—	$—	$(13)	$—
Investment related gains (losses), net	(12)	—	(4)	—	2	—	—	(106)	—	19
Interest credited	—	—	—	—	—	—	—	—	—	47
Included in other comprehensive income (loss)	(459)	(13)	(227)	(5)	—	—	—	—	(12)	—
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
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. During the nine months ended September 30, 2023 and 2022, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of September 30, 2023 and December 31, 2022 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2022 Annual Report. This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

September 30, 2023:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$7,231	$6,559	$—	$—	$6,559
Policy loans	1,180	1,180	—	1,180	—
Funds withheld at interest	6,034	5,570	—	—	5,570
Limited partnerships – cost method	68	70	—	—	70
Cash and cash equivalents	1,241	1,241	1,241	—	—
Short-term investments	34	34	34	—	—
Other invested assets	972	744	4	59	681
Accrued investment income	744	744	—	744	—
Liabilities:
Interest-sensitive contract liabilities	$22,598	21,867	$—	$—	$21,867
Other liabilities – funds withheld at interest	1,566	1,264	—	—	1,264
Long-term debt	4,450	4,113	—	—	4,113

December 31, 2022:
Assets:
Mortgage loans	$6,590	$6,109	$—	$—	$6,109
Policy loans	1,231	1,231	—	1,231	—
Funds withheld at interest	6,319	5,884	—	—	5,884
Limited partnerships – cost method	49	52	—	—	52
Cash and cash equivalents	1,392	1,392	1,392	—	—
Short-term investments	33	33	33	—	—
Other invested assets	947	758	4	65	689
Accrued investment income	630	630	—	630	—
Liabilities:
Interest-sensitive contract liabilities	$23,493	$23,065	$—	$—	$23,065
Other liabilities – funds withheld at interest	1,596	1,321	—	—	1,321
Long-term debt	3,961	3,670	—	—	3,670
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
The effective tax rate for the three and nine months ending September 30, 2023, was 24.2% and 24.9% on pre-tax income. The tax rate was higher than the U.S. statutory rate primarily due to income earned in foreign jurisdictions and adjustments to the valuation allowance. These increases were partially offset with tax benefits received in certain foreign jurisdictions.

The effective tax rate for the three and nine months ending September 30, 2022, was 2.7% and 32.5%. The Company’s effective tax rate for the three and nine months ending September 30, 2022, differed from the U.S. statutory rate of 21% primarily due to U.S. taxation on foreign earnings, income earned in jurisdictions with tax rates greater than the U.S. statutory rate, and adjustments to valuation allowances which were partially offset with adjustments related to tax returns filed during the quarter.

NOTE 15 EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Service cost	$3	$5	$—	$1
Interest cost	3	1	1	—
Expected return on plan assets	(3)	(3)	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of prior actuarial losses	1	—	—	—
Net periodic benefit cost	$4	$3	$1	$1

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service cost	$10	$13	$1	$2
Interest cost	8	4	2	1
Expected return on plan assets	(8)	(9)	—	—
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of prior actuarial losses	2	2	—	1
Net periodic benefit cost	$12	$10	$2	$3
NOTE 16 COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of September 30, 2023 and December 31, 2022, are presented in the following table (dollars in millions):

	September 30, 2023	December 31, 2022
Limited partnerships and real estate joint ventures	$1,082	$937
Mortgage loans	70	137
Bank loans and private placements	674	682
Lifetime mortgages	55	59
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for expected credit losses associated with unfunded commitments as of September 30, 2023 and December 31, 2022.
Funding Agreements
Federal Home Loan Bank of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2023 and December 31, 2022, the Company had $1.2 billion and $1.3 billion of FHLB funding agreements outstanding, respectively. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s Funding Agreement Backed Notes (“FABN”) program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of September 30, 2023 and December 31, 2022, the Company had $900 million of FABN agreements outstanding and are included within interest-sensitive contract liabilities.

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
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right to use asset and lease obligation. As of September 30, 2023, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of September 30, 2023 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	1,907
2036	3,599
2037	6,850
2038	800
2039	8,751
2041	720
2046	3,000
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

The Company has geographic-based and business-based operational segments. Geographic-based operations are further segmented into Traditional and Financial Solutions businesses. Information related to revenues, income (loss) before income taxes and total assets of the Company for each reportable segment are summarized below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
Revenues:	2023	2022	2023	2022
U.S. and Latin America:
Traditional	$1,949	$1,855	$5,693	$5,552
Financial Solutions	1,115	292	1,908	811
Total	3,064	2,147	7,601	6,363
Canada:
Traditional	366	359	1,098	1,095
Financial Solutions	26	27	79	82
Total	392	386	1,177	1,177
Europe, Middle East and Africa:
Traditional	471	456	1,382	1,372
Financial Solutions	160	142	459	460
Total	631	598	1,841	1,832
Asia Pacific:
Traditional	801	720	2,282	2,124
Financial Solutions	130	171	397	234
Total	931	891	2,679	2,358
Corporate and Other	135	28	262	140
Total	$5,153	$4,050	$13,560	$11,870

	Three months ended September 30,		Nine months ended September 30,
Income (loss) before income taxes:	2023	2022	2023	2022
U.S. and Latin America:
Traditional	$105	$(69)	$288	$81
Financial Solutions	108	53	290	153
Total	213	(16)	578	234
Canada:
Traditional	6	12	70	54
Financial Solutions	30	6	46	22
Total	36	18	116	76
Europe, Middle East and Africa:
Traditional	(60)	5	(29)	43
Financial Solutions	84	34	195	126
Total	24	39	166	169
Asia Pacific:
Traditional	134	(73)	302	94
Financial Solutions	(16)	47	(9)	(63)
Total	118	(26)	293	31
Corporate and Other	(11)	(92)	(157)	(173)
Total	$380	$(77)	$996	$337

Assets:	September 30, 2023	December 31, 2022
U.S. and Latin America:
Traditional	$22,527	$22,612
Financial Solutions	24,117	25,203
Total	46,644	47,815
Canada:
Traditional	4,936	4,826
Financial Solutions	221	177
Total	5,157	5,003
Europe, Middle East and Africa:
Traditional	3,649	3,652
Financial Solutions	6,247	5,215
Total	9,896	8,867
Asia Pacific:
Traditional	9,894	9,254
Financial Solutions	13,362	12,023
Total	23,256	21,277
Corporate and Other	2,469	1,942
Total	$87,422	$84,904
NOTE 18 FINANCING ACTIVITIES
On June 8, 2023, the Company issued 6.0% fixed rate senior notes due 2033 with a face amount of $400 million, which was used to repay upon maturity the $400 million 4.70% Senior Notes that matured on September 15, 2023. Capitalized issuance costs were $4 million.
On March 23, 2023, Chesterfield Reinsurance Company, a subsidiary of RGA, issued 7.125% Surplus Notes due 2043, with a face amount of $500 million. Capitalized issue costs were $6 million. The loan is expected to be repaid over the term of the loan based on available funds and regulatory approval. As of September 30, 2023, the amount outstanding is $500 million.
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

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.5 trillion of life reinsurance in force and assets of $87.4 billion as of September 30, 2023. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial Solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from Financial Solutions business and income earned on invested assets.
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
With the exception of claim expense assumptions, the Company reviews actual and anticipated experience compared to the assumptions used to establish policy benefits on a quarterly basis and will update those assumptions if evidence suggests the assumptions should be revised. During the third quarter of 2023, the Company completed its annual assumption review resulting in a decrease in its total liability for future polity benefits. The decrease was primarily the result of updated mortality assumptions, which had a favorable impact on the liability for future policy benefits for the Company’s Financial Solutions business and an unfavorable impact on the Company’s Traditional business. Updates may occur in other quarters if information becomes available during the quarter that indicates an assumption update is necessary. The Company has elected to lock-in claims expense assumptions at contract inception and those assumptions are not subsequently reviewed or updated.
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

Consolidated Results of Operations
Results from Operations – 2023 compared to 2022
The following table summarizes net income for the periods presented.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions, except per share data)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Net premiums	$4,255	$3,247	$1,008	$10,977	$9,632	$1,345
Net investment income	922	769	153	2,635	2,333	302
Investment related losses, net	(126)	(154)	28	(326)	(533)	207
Other revenues	102	188	(86)	274	438	(164)
Total revenues	5,153	4,050	1,103	13,560	11,870	1,690
Benefits and expenses
Claims and other policy benefits	3,959	3,048	911	10,035	8,857	1,178
Future policy benefits remeasurement (gains) losses	(82)	226	(308)	(95)	302	(397)
Market risk benefits remeasurement (gains) losses	(21)	23	(44)	(38)	29	(67)
Interest credited	223	189	34	647	468	179
Policy acquisition costs and other insurance expenses	348	341	7	1,028	1,021	7
Other operating expenses	274	251	23	799	720	79
Interest expense	72	49	23	188	136	52
Total benefits and expenses	4,773	4,127	646	12,564	11,533	1,031
Income before income taxes	380	(77)	457	996	337	659
Provision for income taxes	91	(2)	93	247	109	138
Net income	$289	$(75)	$364	$749	$228	$521
Net income (loss) attributable to noncontrolling interest	2	1	1	5	2	3
Net income (loss) available to RGA, Inc. shareholders	$287	$(76)	$363	$744	$226	$518
Earnings per share
Basic earnings per share	$4.34	$(1.13)	$5.47	$11.19	$3.38	$7.81
Diluted earnings per share	$4.29	$(1.13)	$5.42	$11.06	$3.35	$7.71
Three months ended September 30, 2023 compared to three months ended September 30, 2022
The increase in income for the three months ended September 30, 2023, was primarily the result of:
•During the third quarter of 2023, the Company completed its annual assumption review resulting in a future policy benefits remeasurement gain of $3 million compared to a future policy benefits remeasurement loss of $326 million in the third quarter of 2022. See Note 5 – “Future Policy Benefits” for additional information.
•An increase in net investment income attributable to an increase in the average invested asset base and higher interest rates earned on new investments.
•A $1 million increase in investment related losses associated with the changes in the fair value of embedded derivatives on modco/funds withheld treaties for the three month period ended September 30, 2023, compared to a decrease of $17 million for the three month period ended September 30, 2022.
•A remeasurement gain of $21 million in the current period related to market risk benefits compared to a remeasurement loss of $23 million in the prior year.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
The increase in income for the nine months ended September 30, 2023, was primarily the result of:
•An increase in net investment income attributable to an increase in the average invested asset base and higher interest rates earned on new investments.
•$18 million improvement in investment related losses associated with changes in the fair value of embedded derivative on modco/funds withheld treaties for the nine month period ended September 30, 2023, compared to a decrease of $106 million for the nine month period ended September 30, 2022.

•Favorable claims experience in the U.S. and Latin America and Asia Traditional segment during the nine month period ended September 30, 2023 and future policy benefits remeasurement gains as a result of favorable assumption updates during the third quarter of 2023. The unfavorable experience in the prior period, included in future policy benefits remeasurement (gains) losses, was primarily attributable to higher than expected claims as a result of COVID-19 incurred in the first quarter of 2022 and unfavorable assumption updates in the third quarter of 2022.
•A decrease in other revenue, which was the result of a recapture fee received in the prior year related to a U.S. Capital Solutions transaction, and reduced surrender and market value adjustment charges on a single premium annuity block of business in Asia.
•A remeasurement gain of $38 million related to market risk benefits for the nine months ended September 30, 2023, compared to a remeasurement loss of $29 million for the nine months ended September 30, 2022.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations increased (decreased) income before taxes for the three and nine months ended September 30, 2023, by $1 million and $(21) million, respectively, primarily due to the strengthening and weakening of the Canadian Dollar compared to the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums for the three and nine months ended September 30, 2023, was primarily due to single premium pension risk transfer (“PRT”) transactions completed in the first and third quarters of 2023. The PRT single premiums received were offset by an increase in reserves. The remaining increase in premiums for the three and nine months ended September 30, 2023, was attributable to organic growth on existing treaties and new business production, measured by the face amount of life reinsurance in force, of $265.5 billion and $316.4 billion during the nine months ended September 30, 2023 and 2022, respectively. Consolidated assumed life reinsurance in force increased to $3,499.4 billion as of September 30, 2023, from $3,272.6 billion as of September 30, 2022, due to new business production and changes in foreign exchange rates.
Net investment income and investment related gains (losses), net
The increase in net investment income was primarily attributable to an increase in the average invested asset base and interest rates earned on new investments, partially offset by a decrease in variable investment income associated with joint venture and limited partnership investments:
•The average invested assets at amortized cost, excluding spread related business, totaled $35.9 billion and $34.5 billion in 2023 and 2022, respectively.
•The average yield earned on investments, excluding spread related business, was 4.72% and 4.40% for the three month periods ended September 30, 2023 and 2022, respectively, and 4.62% and 4.78% for the nine months ended September 30, 2023 and 2022, respectively. The increase in yield for the three months ended September 30, 2023, compared to the prior year was attributable to higher interest rates. The decrease in yield for the nine months ended September 30, 2023, compared to the prior year was attributable to lower variable investment income associated with joint ventures and limited partnerships partially offset by higher interest rates.
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
The decrease in investment related losses, net is primarily attributable to the following:
•During the three and nine months ended September 30, 2023, the Company repositioned its portfolio generating net capital losses of $49 million and $119 million, respectively, compared to net capital losses of $86 million and $171 million during the three and nine months ended September 30, 2022, respectively.
•Changes in the fair value of embedded derivatives associated with modco/funds withheld treaties increased by $1 million and $18 million for the three and nine months ended September 30, 2023, respectively, compared to decreases of $17 million and $106 million for the three and nine months ended September 30, 2022, respectively.
•The Company uses various derivative instruments such as interest rate swaps, credit default swaps and foreign exchange forwards for risk management purposes that either do not qualify or have not been elected for hedge accounting treatment. Changes in the fair value of these instruments are included in investment related gains (losses), net. During the three and nine months ended September 30, 2023, the fair value of these instruments decreased by $98 million and $222 million, respectively, compared to decreases of $51 million and $251 million during the first three and nine months of 2022. See Note 12 – “Derivative Instruments” for additional information.
The effective tax rate was 24.2% and 24.9% for the three and nine months ended September 30, 2023, respectively, compared to 2.7% and 32.5% for the three and nine months ended September 30, 2022. See Note 14 – “Income Tax” for additional information on the Company’s consolidated effective tax rate.
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

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Modco/Funds withheld:
Change in fair value of funds withheld embedded derivatives	$1	$(17)	$18	$18	$(106)	$124
EIAs:
Embedded derivatives – interest credited	7	10	(3)	11	54	(43)
Market Risk Benefits:
Market risk benefits remeasurement gains (losses)	21	(23)	44	38	(29)	67
Related freestanding derivatives	(42)	(12)	(30)	(82)	(39)	(43)
Net effect	(21)	(35)	14	(44)	(68)	24
Total net effect after freestanding derivatives	$(13)	$(42)	$29	$(15)	$(120)	$105

Results of Operations by Segment
U.S. and Latin America Operations
The U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in the reinsurance of individual mortality-risk, health and long-term care and to a lesser extent, group reinsurance. The Financial Solutions segment consists of Asset-Intensive and Capital Solutions. Asset-Intensive within the Financial Solutions segment includes coinsurance of annuities, corporate-owned life insurance policies, pension risk transfer (“PRT”) group annuity contracts and, to a lesser extent, fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Capital Solutions within the Financial Solutions segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance and other transactions. Typically, these transactions do not qualify as reinsurance under GAAP, due to the low-risk nature of the transactions, therefore only the related net fees are reflected in other revenues on the condensed consolidated statements of income.
The following table summarizes income before income taxes for the Company’s U.S. and Latin America operations for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Net premiums	$2,566	$1,653	$913	$6,111	$4,854	$1,257
Net investment income	494	468	26	1,426	1,447	(21)
Investment related gains (losses), net	(61)	(33)	(28)	(111)	(172)	61
Other revenues	65	59	6	175	234	(59)
Total revenues	3,064	2,147	917	7,601	6,363	1,238
Benefits and expenses
Claims and other policy benefits	2,462	1,561	901	5,745	4,644	1,101
Future policy benefits remeasurement (gains) losses	(45)	155	(200)	(19)	226	(245)
Market risk benefits remeasurement (gains) losses	(21)	23	(44)	(38)	29	(67)
Interest credited	156	148	8	454	390	64
Policy acquisition costs and other insurance expenses	231	217	14	690	667	23
Other operating expenses	68	59	9	191	173	18
Total benefits and expenses	2,851	2,163	688	7,023	6,129	894
Income (loss) before income taxes	$213	$(16)	$229	$578	$234	$344
The increases in income before income taxes for the third quarter and first nine months of 2023 were primarily the result of favorable impacts of assumption updates in 2023 as compared to the prior year, favorable claims experience in the U. S. Traditional lines of business, fluctuations in investment related gains (losses) due to changes in the fair value of market risk benefits, net of hedging, and embedded derivatives associated with modco/funds withheld treaties in the Financial Solutions segment, partially offset by a recapture fee earned on a terminated Capital Solutions transaction in the second quarter of 2022.

Traditional Reinsurance

For the three months ended September 30,	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Net premiums	$1,746	$1,640	$106	$5,111	$4,812	$299
Net investment income	195	201	(6)	568	676	(108)
Investment related gains (losses), net	2	8	(6)	—	42	(42)
Other revenues	6	6	—	14	22	(8)
Total revenues	1,949	1,855	94	5,693	5,552	141
Benefits and expenses
Claims and other policy benefits	1,611	1,520	91	4,650	4,491	159
Future policy benefits remeasurement (gains) losses	(20)	160	(180)	11	252	(241)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	19	18	1	55	52	3
Policy acquisition costs and other insurance expenses	184	182	2	546	544	2
Other operating expenses	50	44	6	143	132	11
Total benefits and expenses	1,844	1,924	(80)	5,405	5,471	(66)
Income (loss) before income taxes	$105	$(69)	$174	$288	$81	$207
Key metrics
Life reinsurance in force				$1,693.1 billion	$1,662.7 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$17	$170		$17	$170
Effect of actual variances from expected experience	$(37)	$(10)		$(6)	$82
Loss ratio (1)	91.1%	102.4%		91.2%	98.6%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	10.5%	11.1%		10.7%	11.3%
Other operating expenses as a percentage of net premiums	2.9%	2.7%		2.8%	2.7%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
The increase in income before income taxes for the third quarter and the first nine months of 2023 was primarily the result of favorable impacts from assumption updates in the third quarter of 2023 as compared to the third quarter of 2022 and favorable claims experience across all businesses, driven in large part by COVID-19 claims in the first quarter of 2022.
Revenues
•The increase in net premiums was primarily due to organic growth as well as new business treaties. The segment added new life business production, measured by face amount of life reinsurance in force, of $106.4 billion and $109.5 billion during the first nine months of 2023 and 2022, respectively. Also contributing to the increase in net premiums was the recapture of a retrocession treaty, effective April 1, 2023, which resulted in a reduction in ceded premium in the second and third quarters of 2023.
•The decrease in net investment income during the nine months ended September 30, 2023, was primarily due to a decrease in variable investment income.
Benefits and expenses
•The decrease in future policy benefits remeasurement losses for the third quarter and first nine months of 2023 was attributable to a remeasurement loss as result of the Company’s 2023 annual assumption review of $17 million as compared to a remeasurement loss of $170 million in the third quarter of 2022, and favorable claims experience relative to the prior-year, primarily in the U.S. Individual Life business and, in large part, related to COVID-19 claims in the first quarter of 2022.
•The decrease in policy acquisition costs and other insurance expenses as a percentage of net premiums is less than 1% and is primarily due to varying allowance levels within coinsurance type arrangements and the mix of new business between coinsurance versus yearly renewable term.

Financial Solutions

For the three months ended September 30,	2023			2022			2023 vs 2022
(dollars in millions)	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
Revenues
Net premiums	$820	$—	$820	$13	$—	$13	$807	$—	$807
Net investment income	298	1	299	265	2	267	33	(1)	32
Investment related gains (losses), net	(63)	—	(63)	(41)	—	(41)	(22)	—	(22)
Other revenues	35	24	59	29	24	53	6	—	6
Total revenues	1,090	25	1,115	266	26	292	824	(1)	823
Benefits and expenses
Claims and other policy benefits	851	—	851	41	—	41	810	—	810
Future policy benefits remeasurement (gains) losses	(25)	—	(25)	(5)	—	(5)	(20)	—	(20)
Market risk benefits remeasurement (gains) losses	(21)	—	(21)	23	—	23	(44)	—	(44)
Interest credited	137	—	137	130	—	130	7	—	7
Policy acquisition costs and other insurance expenses	45	2	47	36	(1)	35	9	3	12
Other operating expenses	14	4	18	11	4	15	3	—	3
Total benefits and expenses	1,001	6	1,007	236	3	239	765	3	768
Income before income taxes	$89	$19	$108	$30	$23	$53	$59	$(4)	$55

For the nine months ended September 30,	2023			2022			2023 vs 2022
(dollars in millions)	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
Revenues
Net premiums	$1,000	$—	$1,000	$42	$—	$42	$958	$—	$958
Net investment income	856	2	858	767	4	771	89	(2)	87
Investment related gains (losses), net	(111)	—	(111)	(214)	—	(214)	103	—	103
Other revenues	86	75	161	86	126	212	—	(51)	(51)
Total revenues	1,831	77	1,908	681	130	811	1,150	(53)	1,097
Benefits and expenses
Claims and other policy benefits	1,095	—	1,095	153	—	153	942	—	942
Future policy benefits remeasurement (gains) losses	(30)	—	(30)	(26)	—	(26)	(4)	—	(4)
Market risk benefits remeasurement (gains) losses	(38)	—	(38)	29	—	29	(67)	—	(67)
Interest credited	399	—	399	338	—	338	61	—	61
Policy acquisition costs and other insurance expenses	138	6	144	122	1	123	16	5	21
Other operating expenses	38	10	48	32	9	41	6	1	7
Total benefits and expenses	1,602	16	1,618	648	10	658	954	6	960
Income before income taxes	$229	$61	$290	$33	$120	$153	$196	$(59)	$137
The increase in income before income taxes for the U.S. and Latin America Financial Solutions segment for the three and nine months ended September 30, 2023, was primarily due to the change in the fair value of embedded derivatives on funds withheld at interest, the change in market risk benefits remeasurement gains (losses), net of the change in the fair value of the associated free standing derivatives, and higher net investment income due to increases in interest rates.
The increase in premiums for the three and nine months ended September 30, 2023, was primarily due to single premium pension risk transfer (“PRT”) transactions completed in the first and third quarters of 2023. The PRT single premiums received were offset by an increase in reserves.
The book value of the invested asset base supporting asset-intensive transactions decreased to $23.0 billion as of September 30, 2023, from $24.2 billion as of September 30, 2022.
•The decrease in the asset base was primarily due to $2.2 billion in net run off of existing in force transactions, partially offset by $1.0 billion from new transactions.

•As of September 30, 2023 and 2022, $3.8 billion and $4.3 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% was associated with two clients.
As of September 30, 2023 and 2022, the amount of reinsurance assumed in Capital Solutions transactions, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $25.9 billion and $25.3 billion, respectively.
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

(dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues
Total revenues	$1,090	$266	$1,831	$681
Less:
Embedded derivatives – modco/funds withheld treaties	(1)	(23)	18	(147)
Derivatives hedging market risk benefits	(44)	(12)	(86)	(39)
Revenues before certain derivatives and market risk benefits	1,135	301	1,899	867
Benefits and expenses
Total benefits and expenses	1,001	236	1,602	648
Less:
Equity-indexed annuities	(7)	(10)	(11)	(54)
Market risk benefits remeasurement (gains) losses	(21)	23	(38)	29
Benefits and expenses before certain derivatives and market risk benefits	1,029	223	1,651	673
Income before income taxes:
Income (loss) before income taxes	89	30	229	33
Less:
Embedded derivatives – modco/funds withheld treaties	(1)	(23)	18	(147)
Market risk benefits remeasurement (gains) losses and related free standing derivatives	(23)	(35)	(48)	(68)
Equity-indexed annuities	7	10	11	54
Income before income taxes and certain derivatives	$106	$78	$248	$194
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three and nine months ended September 30, 2023 and 2022.
The change in fair value of the embedded derivatives related to modco/funds withheld treaties, increased (decreased) income before income taxes by $(1) million and $(23) million for the third quarter and $18 million and $(147) million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in income for the third quarter was due to rising interest rates, offset by tightening credit spreads. The decrease in income for the third quarter of 2022 was due to widening credit spreads. The increase in income for the nine months ended September 30, 2023, was due to tightening credit spreads, and the decrease in income for the nine months ended September 30, 2022, was due to higher risk-free interest rates and wider credit spreads.

Market Risk Benefits – Represents the impact related to market risk benefits, which consist of guaranteed minimum benefits associated with the Company’s reinsurance of variable and equity-indexed annuities, including the associated free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to economically hedge the market risk benefit. The change in fair value of the market risk benefits, net of the changes in the associated free standing derivatives, decreased income before income taxes by $23 million and $48 million for the three and nine months ended September 30, 2023, respectively, due to increasing interest rates. The decrease in income of $35 million and $68 million for the three and nine months ended September 30, 2022, respectively, was also due to increasing interest rates.
Equity-Indexed Annuities – Represents changes in the liability for equity-indexed annuities in excess of changes in account value. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased income before income taxes by $7 million and $10 million for the three and nine months ended September 30, 2023 and $11 million and $54 million for the three and nine months ended September 30, 2023 and 2022, respectively, due to an increase in risk free interest rates which has the impact of lowering the fair value of the liability.
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
•Income before income taxes and certain derivatives and market risk benefits increased by $29 million and $55 million for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to higher investment income, net in coinsurance and funds withheld portfolios due to increases in interest rates and remeasurement gain as a result of the assumption update completed in the third quarter of 2023.
•Revenue before certain derivatives and market risk benefits increased by $834 million and $1,032 million for the three and nine months ended September 30, 2023, as compared to the same periods in 2022. The increase in the third quarter of 2023 and nine months ended was primarily due to PRT single premiums and higher investment income due to an increase in interest rates. PRT premiums are offset by a corresponding increase in future policy benefits.
•Benefits and expenses before certain derivatives and market risk benefits increased by $805 million and $977 million for the three and nine months ended September 30, 2023, as compared to the same periods in 2022. The increase in the three and nine months ended September 30, 2023, was primarily due to the establishment of liabilities for future policy benefits associated with PRT transactions.

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Net premiums	$324	$317	$7	$972	$983	$(11)
Net investment income	63	65	$(2)	187	188	(1)
Investment related gains (losses), net	—	2	(2)	6	(3)	9
Other revenues	5	2	3	12	9	3
Total revenues	392	386	6	1,177	1,177	—
Benefits and expenses
Claims and other policy benefits	302	294	8	895	910	(15)
Future policy benefits remeasurement (gains) losses	(7)	7	(14)	(12)	(1)	(11)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	1	—	1	1	—	1
Policy acquisition costs and other insurance expenses	47	56	(9)	140	160	(20)
Other operating expenses	13	11	2	37	32	5
Total benefits and expenses	356	368	(12)	1,061	1,101	(40)
Income (loss) before income taxes	$36	$18	$18	$116	$76	$40
The increase in income before income taxes for the three and nine months ended September 30, 2023, was primarily due to future policy benefits remeasurement gains as compared to future policy benefits remeasurement losses for the same period in 2022 and favorable experience on the Financial Solutions segment as compared to the same period in 2022. The increase in income for the nine months ended September 30, 2023, was primarily due to higher future policy benefits remeasurement gains, an increase in investment related gains (losses), net, and overall favorable experience, as compared to the same period in 2022.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in decreases in income before income taxes of $1 million and $6 million for the three and nine months ended September 30, 2023. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Net premiums	$302	$293	$9	$904	$911	$(7)
Net investment income	62	64	(2)	184	184	—
Investment related gains (losses), net	—	2	(2)	6	(3)	9
Other revenues	2	—	2	4	3	1
Total revenues	366	359	7	1,098	1,095	3
Benefits and expenses
Claims and other policy benefits	284	272	12	836	844	(8)
Future policy benefits remeasurement (gains) losses	16	9	7	18	8	10
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	1	—	1	1	—	1
Policy acquisition costs and other insurance expenses	46	56	(10)	138	159	(21)
Other operating expenses	13	10	3	35	30	5
Total benefits and expenses	360	347	13	1,028	1,041	(13)
Income (loss) before income taxes	$6	$12	$(6)	$70	$54	$16
Key metrics
Life reinsurance in force				$477.2 billion	$448.7 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$13	$6		$13	$6
Effect of actual variances from expected experience	$3	$3		$5	$2
Loss ratio (1)	99.3%	95.9%		94.5%	93.5%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	15.2%	19.1%		15.3%	17.5%
Other operating expenses as a percentage of net premiums	4.3%	3.4%		3.9%	3.3%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
The decrease in income before income taxes for the three months ended September 30, 2023, was primarily due to higher future policy benefits remeasurement losses as compared to the same period in 2022. The increase in income before income taxes for the nine months ended September 30, 2023, was primarily due favorable experience and higher investment related gains (losses),net, partially offset by higher future policy benefits remeasurement losses as compared to the same period in 2022.
Revenues
•The increase in total revenues for the three months ended September 30, 2023 was primarily due to an increase in net premiums as compared to the same period in 2022 and the increase in total revenues for the nine months ended September 30, 2023 was primarily due to investment related gains as compared to investment related losses for the same period in 2022 partially offset by lower net premiums as compared to the same period in 2022.
•The increase in net premiums for the three months ended September 30, 2023, is primarily due to organic growth, partially offset by foreign currency fluctuations. The decrease in net premiums for the nine months ended September 30, 2023 is due to foreign currency fluctuations. Excluding the impact of foreign currency fluctuations the increase in net premiums is primarily due to organic growth.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $33.0 billion and $36.3 billion during the first nine months of 2023 and 2022, respectively.
Benefits and expenses
•The increase in loss ratios for the three and nine months ended September 30, 2023, are primarily due to higher future policy remeasurement losses as compared to the same period in 2022.
•During the third quarter of 2023, the Company completed its annual assumption review resulting in a future policy benefits remeasurement loss of $13 million compared to a future policy benefits remeasurement loss of $6 million in the third quarter of 2022 due to updating mortality assumptions.

•The decrease in policy acquisition costs for the three and nine months ended September 30, 2023, is primarily due to lower allowances and ceded expenses.
Financial Solutions

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Net premiums	$22	$24	$(2)	$68	$72	$(4)
Net investment income	1	1	—	3	4	(1)
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	3	2	1	8	6	2
Total revenues	26	27	(1)	79	82	(3)
Benefits and expenses
Claims and other policy benefits	18	22	(4)	59	66	(7)
Future policy benefits remeasurement (gains) losses	(23)	(2)	(21)	(30)	(9)	(21)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	1	—	1	2	1	1
Other operating expenses	—	1	(1)	2	2	—
Total benefits and expenses	(4)	21	(25)	33	60	(27)
Income (loss) before income taxes	$30	$6	$24	$46	$22	$24
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(22)	$—		$(22)	$—
Effect of actual variances from expected experience	$(1)	$(2)		$(8)	$(9)
The increase in income for the three and nine months ended September 30, 2023, compared to the same periods in 2022, was the result of a future policy remeasurement gain of $22 million due to a change in mortality assumptions.
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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Net premiums	$565	$548	$17	$1,647	$1,673	$(26)
Net investment income	79	55	24	216	162	54
Investment related gains (losses), net	(21)	(9)	(12)	(36)	(15)	(21)
Other revenues	8	4	4	14	12	2
Total revenues	631	598	33	1,841	1,832	9
Benefits and expenses
Claims and other policy benefits	524	506	18	1,469	1,504	(35)
Future policy benefits remeasurement (gains) losses	10	(4)	14	—	(14)	14
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	(2)	(5)	3	(4)	(22)	18
Policy acquisition costs and other insurance expenses	27	21	6	70	66	4
Other operating expenses	48	41	7	140	129	11
Total benefits and expenses	607	559	48	1,675	1,663	12
Income (loss) before income taxes	$24	$39	$(15)	$166	$169	$(3)

•The decrease in income before income taxes for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to higher losses from future policy benefits remeasurement and unfavorable mortality experience in select markets. The decrease for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to higher losses from future policy benefits remeasurement, unfavorable mortality experience with some offset from favorable longevity experience.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $2 million increase and $4 million decrease in income before income taxes for the three and nine months ended September 30, 2023. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Net premiums	$447	$436	$11	$1,314	$1,314	$—
Net investment income	23	18	5	69	55	14
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	1	2	(1)	(1)	3	(4)
Total revenues	471	456	15	1,382	1,372	10
Benefits and expenses
Claims and other policy benefits	429	409	20	1,202	1,182	20
Future policy benefits remeasurement (gains) losses	43	(7)	50	47	(5)	52
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	25	19	6	64	61	3
Other operating expenses	34	30	4	98	91	7
Total benefits and expenses	531	451	80	1,411	1,329	82
Income (loss) before income taxes	$(60)	$5	$(65)	$(29)	$43	$(72)
Key metrics
Life reinsurance in force				$814.5 billion	$671.3 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$47	$13		$47	$13
Effect of actual variances from expected experience	$(4)	$(20)		$—	$(18)
Loss ratio (1)	105.6%	92.2%		95.1%	89.6%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	5.6%	4.4%		4.9%	4.6%
Other operating expenses as a percentage of net premiums	7.6%	6.9%		7.5%	6.9%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
The decreases in income before income taxes for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, were primarily due to increased claims and increased future policy benefits remeasurement losses.
Revenues
•The increase in net premiums for the three months ended September 30, 2023, was primarily due to foreign currency fluctuations. Net premiums for the first nine months of 2023 were unchanged compared to the same period last year. Excluding the impact of foreign currency fluctuations, business volume on new and existing treaties increased in the first nine months of 2023.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $97.6 billion and $133.8 billion during the nine months ended September 30, 2023 and 2022, respectively.
Benefits and expenses
•The increases in the loss ratios for the third quarter and first nine months of 2023 were primarily due to an update of mortality assumptions primarily in the UK and a worsening in mortality experience primarily in the UK and South Africa.
•During the third quarter of 2023, the Company completed its annual assumption review resulting in a future policy benefits remeasurement loss of $47 million compared to a future policy benefits remeasurement loss of $13 million in the third quarter of 2022 due to updating mortality assumptions.

Financial Solutions

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Net premiums	$118	$112	$6	$333	$359	$(26)
Net investment income	56	37	19	147	107	40
Investment related gains (losses), net	(21)	(9)	(12)	(36)	(15)	(21)
Other revenues	7	2	5	15	9	6
Total revenues	160	142	18	459	460	(1)
Benefits and expenses
Claims and other policy benefits	95	97	(2)	267	322	(55)
Future policy benefits remeasurement (gains) losses	(33)	3	(36)	(47)	(9)	(38)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	(2)	(5)	3	(4)	(22)	18
Policy acquisition costs and other insurance expenses	2	2	—	6	5	1
Other operating expenses	14	11	3	42	38	4
Total benefits and expenses	76	108	(32)	264	334	(70)
Income (loss) before income taxes	$84	$34	$50	$195	$126	$69
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(34)	$—		$(34)	$—
Effect of actual variances from expected experience	$1	$3		$(13)	$(9)
The increases in income before income taxes for the three and nine months ended September 30, 2023, were primarily due to increases in net investment income and higher future policy benefits remeasurement gains. The first nine months also had favorable claims experience related to closed longevity blocks, partially offset by decreased net premiums.
Revenues
•The decrease in net premiums for the first nine months was primarily due to an increase in the ceded premium on closed block longevity transactions.
•The increase in net investment income was primarily related to higher yield and higher income associated with unit-linked policies which fluctuate with market performance and are offset by an increase in interest credited related to the unit-linked liabilities.
•The increase in investment related losses for the third quarter and first nine months was attributable to fluctuations in the fair market value of CPI swap derivatives due to changes in future inflation expectations. The increase in investment related losses for the nine months ended September 30, 2023, was also attributable to higher investment related losses on fixed-income securities.
Benefits and expenses
•The decrease in claims and other policy benefits for the first nine months of 2023 was the result of favorable longevity experience and an increased level of external retrocession coverage on closed block longevity transactions.
•During the third quarter of 2023, the Company completed its annual assumption review resulting in a future policy benefits remeasurement gain of $34 million. There were no changes to assumptions in the prior period.

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Net premiums	$800	$729	$71	$2,247	$2,122	$125
Net investment income	177	128	49	533	320	213
Investment related gains (losses), net	(65)	(90)	25	(162)	(279)	117
Other revenues	19	124	(105)	61	195	(134)
Total revenues	931	891	40	2,679	2,358	321
Benefits and expenses
Claims and other policy benefits	671	687	(16)	1,926	1,799	127
Future policy benefits remeasurement (gains) losses	(40)	68	(108)	(64)	91	(155)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	54	38	16	154	80	74
Policy acquisition costs and other insurance expenses	67	68	(1)	192	194	(2)
Other operating expenses	61	56	5	178	163	15
Total benefits and expenses	813	917	(104)	2,386	2,327	59
Income (loss) before income taxes	$118	$(26)	$144	$293	$31	$262
•The increases in income before taxes for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, were primarily due to increased net investment income related to an increase in the asset base from new asset-intensive transactions, increased net premiums and lower investment related losses, and favorable underwriting results.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in increases of $1 million and decreases of $4 million in income before income taxes during the three and nine months ended September 30, 2023. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Net premiums	$737	$660	$77	$2,076	$1,950	$126
Net investment income	60	51	9	183	144	39
Investment related gains (losses), net	1	4	(3)	6	9	(3)
Other revenues	3	5	(2)	17	21	(4)
Total revenues	801	720	81	2,282	2,124	158
Benefits and expenses
Claims and other policy benefits	604	627	(23)	1,746	1,644	102
Future policy benefits remeasurement (gains) losses	(39)	68	(107)	(62)	91	(153)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	46	47	(1)	136	146	(10)
Other operating expenses	56	51	5	160	149	11
Total benefits and expenses	667	793	(126)	1,980	2,030	(50)
Income (loss) before income taxes	$134	$(73)	$207	$302	$94	$208
Key metrics
Life reinsurance in force				$501.8 billion	$479.4 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(2)	$140		$(2)	$117
Effect of actual variances from expected experience	$(37)	$(72)		$(60)	$(26)
Loss ratio (1)	76.7%	105.3%		81.1%	89.0%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	6.2%	7.1%		6.6%	7.5%
Other operating expenses as a percentage of net premiums	7.6%	7.7%		7.7%	7.6%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
The increases in income before income taxes for the three and nine months ended September 30, 2023, were primarily the result of higher total revenue and favorable underwriting results.
Revenues
•The increases in net premiums were primarily due to continued business growth in the segment.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $25.7 billion and $36.7 billion during the nine months ended September 30, 2023 and 2022, respectively.
•The increases in net investment income were attributable to increase in investment yield due to an increase in interest rates.
Benefits and expenses
•The decrease in the loss ratio for the three and nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to favorable claims experience.
•During the third quarter of 2023, the Company completed its annual assumption review resulting in a future policy benefits remeasurement gain of $2 million compared to a future policy benefits remeasurement loss of $140 million in the third quarter of 2022 due to updating mortality assumptions.

Financial Solutions

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Net premiums	$63	$69	$(6)	$171	$172	$(1)
Net investment income	117	77	40	350	176	174
Investment related gains (losses), net	(66)	(94)	28	(168)	(288)	120
Other revenues	16	119	(103)	44	174	(130)
Total revenues	130	171	(41)	397	234	163
Benefits and expenses
Claims and other policy benefits	67	60	7	180	155	25
Future policy benefits remeasurement (gains) losses	(1)	—	(1)	(2)	—	(2)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	54	38	16	154	80	74
Policy acquisition costs and other insurance expenses	21	21	—	56	48	8
Other operating expenses	5	5	—	18	14	4
Total benefits and expenses	146	124	22	406	297	109
Income (loss) before income taxes	$(16)	$47	$(63)	$(9)	$(63)	$54
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$(1)	$—		$(2)	$—
The decrease in income (loss) before income taxes during the third quarter of 2023 and the nine months ended September 30, 2023, as compared to the same periods in 2022, was due to the impact of higher surrender fess and market value adjustments, reflected in other revenues, from a single premium annuity transaction recognized in the prior year.
The invested asset base supporting asset-intensive transactions increased to $14.4 billion as of September 30, 2023, from $11.6 billion as of September 30, 2022. The increase in the asset base compared to September 30, 2022, was primarily due to approximately $2.0 billion in additional assets from recently executed transactions and net organic growth of $0.8 billion from existing in-force blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.1 billion and $1.0 billion for the nine months ended September 30, 2023 and 2022, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Revenues
•The decreases in net premiums for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, were the result of lower contributions from single premium asset-intensive transactions, partially offset by contributions from recently executed asset-intensive transactions.
•The increase in net investment income was due to a growing asset base and improved yields from increased interest rates.
•The decrease in investment related losses, net during the quarter ended September 30, 2023, as compared to the same period in 2022, was attributable to investment losses associated with higher lapses in the prior year. The decrease in investment related losses, net for the first nine months of 2023, as compared to 2022, was attributable to an increase in the fair value of derivatives of $98 million and investment losses associated with higher lapses in the prior year. Investment losses associated with higher lapses in the prior year were offset by surrender fees and market value adjustment charges, as described below.
•The decreases in other revenue for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, were due to surrender fees and market value adjustment charges associated with higher lapses in the prior year.
Benefits and expenses
•The increases in claims and other policy benefits for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, were the result of recently executed asset-intensive transactions.

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenues
Net premiums	$—	$—	$—	$—	$—	$—
Net investment income	109	53	56	273	216	57
Investment related gains (losses), net	21	(24)	45	(23)	(64)	41
Other revenues	5	(1)	6	12	(12)	24
Total revenues	135	28	107	262	140	122
Benefits and expenses
Claims and other policy benefits	—	—	—	—	—	—
Future policy benefits remeasurement (gains) losses	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	14	8	6	42	20	22
Policy acquisition costs and other insurance expenses	(24)	(21)	(3)	(64)	(66)	2
Other operating expenses	84	84	—	253	223	30
Interest expense	72	49	23	188	136	52
Total benefits and expenses	146	120	26	419	313	106
Loss before income taxes	$(11)	$(92)	$81	$(157)	$(173)	$16
The decrease in loss before income taxes for the three months ended September 30, 2023, was primarily attributable to an increase in net investment income, increase in investment related gains (losses), net, partially offset by an increase in interest expense. The decrease in loss before income taxes for the nine months ended September 30, 2023, was primarily attributable to an increase in net investment income, increase in investment related gains (losses), net, increase in interest credited, increase in other operating expenses and increase in interest expense.
Revenues
•The increases in net investment income for the three and nine months ended September 30, 2023, were attributable to higher yields and a higher unallocated invested asset base.
•The increase in investment related gains (losses), net for the three months ended September 30, 2023, was primarily attributable to unrealized gains on limited partnerships in the current period compared to net losses on sales of fixed maturity securities in the prior period. The decrease in investment related losses, net for the nine months ended September 30, 2023, was primarily attributable to a decrease in net losses on sales of fixed maturity securities.
•The increase in other revenues was primarily due to an increase in the cash surrender value on corporate-owned life insurance for the three and nine months ended September 30, 2023, compared to a decrease in value in the prior year.
Expenses
•The increase in interest credited for the nine months ended September 30, 2023, was primarily attributable to an increase in interest rates on FHLB funding agreements.
•The increase in other operating expenses for the nine months ended September 30, 2023, was primarily attributable to an increase in incentive compensation expense.
•The increases in interest expense for the three and nine months ended September 30, 2023, were primarily attributable to an increase in outstanding debt.

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
Current Market Environment
The Company’s average investment yield, excluding spread related business, for the three months ended September 30, 2023, was 4.72%, 32 basis points above the same period in 2022 primarily attributable to higher interest rates and an increase in variable investment income associated with joint ventures and limited partnerships. The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. Gross unrealized gains on fixed maturity securities available-for-sale decreased from $0.6 billion at December 31, 2022, to $0.4 billion at September 30, 2023. Additionally, gross unrealized losses increased from $7.3 billion at December 31, 2022, to $8.5 billion at September 30, 2023.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
The Company projects its reserves to be sufficient and it would not expect to be required to take any actions to augment capital, even if interest rates remain at current levels for the next five years, assuming all other factors remain constant. To mitigate disintermediation risk, the Company purchased swaptions to protect it against a material increase in interest rates. While the Company has felt the pressures of sustained low interest rates, followed by the recent significant increase in risk-free rates, and volatile equity markets, its business and results of operations are not overly sensitive to these risks. Mortality and morbidity risks continue to be the most significant risk for the Company. Although management believes the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest and dividend income	$134	$135	$205	$287
Interest expense	53	45	153	128
Capital contributions to subsidiaries	8	5	20	17
Issuance of unaffiliated debt	—	690	400	690
Dividends to shareholders	56	54	163	152
Purchase of treasury stock	50	25	150	50

	September 30, 2023	December 31, 2022
Cash and invested assets	$537	$903
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
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the nine months ended September 30, 2023, RGA repurchased 1,069,113 shares of common stock under this program for $150 million, and as of September 30, 2023, $200 million may be purchased under this program.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Nine months ended September 30,
	2023	2022
Dividends to shareholders	$163	$152
Purchase of common stock (1)	150	50
Total amount paid to shareholders	$313	$202

Number of common shares purchased (1)	1,069,113	414,350
Average price per share	$140.30	$120.67
(1)Excludes shares utilized to execute and settle certain stock incentive awards.
In October 2023, RGA’s board of directors declared a quarterly dividend of $0.85 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 4 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
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

As of September 30, 2023 and December 31, 2022, the Company had $4.5 billion and $4.0 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of September 30, 2023 and December 31, 2022, the average interest rate on long-term debt outstanding was 5.10% and 4.71%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in March 2028. As of September 30, 2023, the Company had no cash borrowings outstanding and no issued, but undrawn, letters of credit under this facility.
On June 8, 2023, the Company issued 6.0% fixed rate senior notes due 2033 with a face amount of $400 million, which were used to repay upon maturity the $400 million 4.70% Senior Notes that matured on September 15, 2023. Capitalized issuance costs were $4 million.
On March 23, 2023, Chesterfield Reinsurance Company, a subsidiary of RGA, issued 7.125% Surplus Notes due 2043, with a face amount of $500 million. Capitalized issue costs were approximately $6 million. The loan is expected to be repaid over the term of the loan based on available funds and regulatory approval. As of September 30, 2023 the amount outstanding is $500 million.
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
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At September 30, 2023, there were approximately $53 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credit when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2023, $768 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a revolving credit facility, under which the Company had availability of $850 million as of September 30, 2023. The Company also has $766 million of funds available through collateralized borrowings from the FHLB as of September 30, 2023. As of September 30, 2023, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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

	For the nine months ended September 30,
	2023	2022
Sources:
Net cash provided by operating activities	$2,818	$1,077
Proceeds from long-term debt issuance	900	700
Change in cash collateral for derivative positions and other arrangements	300	99
Change in deposit asset on reinsurance	41	—
Net deposits to investment-type policies and contracts	—	4,156
Net change in noncontrolling interest	—	88
Total sources	4,059	6,120

Uses:
Net cash used in investing activities	2,592	4,795
Dividends to shareholders	163	152
Repayment of collateral finance and securitization notes	—	181
Debt issuance costs	10	10
Principal payments of long-term debt	402	153
Purchases of treasury stock	169	54
Change in deposit asset on reinsurance	—	32
Net withdrawals from investment-type policies and contracts	768	—
Effect of exchange rate changes on cash	62	179
Total uses	4,166	5,556
Net change in cash and cash equivalents	$(107)	$564
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2022 Annual Report, except for the following:

•The Company’s contractual obligations associated with other investment related commitments increased from $1.0 billion at December 31, 2022 to $1.4 billion at September 30, 2023, primarily relating to increases in securities borrowing, lending and repurchase/reverse repurchase agreements. See Note 11 Investments for further details.
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
The Company’s liquidity position (cash and cash equivalents and short term investments) was $3.0 billion and $3.1 billion at September 30, 2023 and December 31, 2022, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $60 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB was $1.2 billion at September 30, 2023 and $1.3 billion at December 31, 2022, which is included in interest-sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Portfolio Composition
The Company had total cash and invested assets of $75.1 billion and $73.4 billion as of September 30, 2023 and December 31, 2022, respectively, as illustrated below (dollars in millions):

	September 30, 2023	% of Total	December 31, 2022	% of Total
Fixed maturity securities available-for-sale	$54,171	72.1%	$52,901	72.0%
Equity securities	133	0.2	134	0.2
Mortgage loans	7,231	9.6	6,590	9.0
Policy loans	1,180	1.6	1,231	1.7
Funds withheld at interest	5,725	7.6	6,003	8.2
Limited partnerships and real estate joint ventures	2,560	3.4	2,327	3.2
Short-term investments	141	0.2	154	0.2
Other invested assets	1,091	1.5	1,140	1.5
Cash and cash equivalents	2,820	3.8	2,927	4.0
Total cash and invested assets	$75,052	100.0%	$73,407	100.0%
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

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Increase/ (Decrease)	2023	2022	Increase/ (Decrease)
Average invested assets at amortized cost	$37,051	$34,579	$2,472	$35,934	$34,494	$1,440
Net investment income	$430	$374	$56	$1,238	$1,228	$10
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.72%	4.40%	32 bps	4.62%	4.78%	(16) bps
VII (included in net investment income)	$39	$38	$1	$95	$249	$(154)
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.51%	4.12%	39 bps	4.46%	3.96%	50 bps
Investment yield increased for the three months ended September 30, 2023, in comparison to the same period in the prior year, primarily due to the recent increase in interest rates. Investment yield decreased for the nine months ended September 30, 2023, in comparison to the same period in the prior year, primarily due to decreased variable income from limited partnerships and real estate joint ventures, partially offset by increased yield from the recent increase in interest rates.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of September 30, 2023 and December 31, 2022.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. As of September 30, 2023 and December 31, 2022, approximately 94.0% and 94.3%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.

The Company owns floating rate securities that represent approximately 8.0% and 7.4% of the total fixed maturity securities as of September 30, 2023 and December 31, 2022, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 65.5% and 64.2% of total fixed maturity securities as of September 30, 2023 and December 31, 2022, respectively. See “Corporate Fixed Maturity Securities” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, the Company’s investments in Canadian government securities represented 6.2% and 6.9%, respectively, of the fair value of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
As of September 30, 2023 and December 31, 2022, the Company’s investments in Japanese government securities represented 5.0% and 4.8%, respectively, of the fair value of total fixed maturity securities. These assets are primarily long duration government bonds matching the liability profile of the Company’s Japanese business.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of September 30, 2023 and December 31, 2022 was as follows (dollars in millions):

		September 30, 2023			December 31, 2022
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$38,876	$33,799	62.4%	$36,217	$32,295	61.1%
2	BBB	19,959	17,134	31.6	20,188	17,580	33.2
3	BB	2,902	2,780	5.1	2,734	2,607	5.0
4	B	439	368	0.7	397	331	0.6
5	CCC and lower	104	81	0.2	103	71	0.1
6	In or near default	52	9	—	24	17	—
	Total	$62,332	$54,171	100.0%	$59,663	$52,901	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of September 30, 2023 and December 31, 2022 (dollars in millions):

	September 30, 2023			December 31, 2022
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
ABS:
Collateralized loan obligations (“CLOs”)	$2,022	$1,967	28.2%	$1,825	$1,702	26.4%
ABS, excluding CLOs	2,540	2,269	32.5	2,499	2,176	33.8
Total ABS	4,562	4,236	60.7	4,324	3,878	60.2
CMBS	1,959	1,710	24.5	1,835	1,623	25.2
RMBS:
Agency	454	388	5.6	476	427	6.6
Non-agency	718	642	9.2	578	514	8.0
Total RMBS	1,172	1,030	14.8	1,054	941	14.6
Total	$7,693	$6,976	100.0%	$7,213	$6,442	100.0%

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
As of September 30, 2023 and December 31, 2022, the Company had $8.5 billion and $7.3 billion, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Most of the mortgage loans in the Company’s portfolio range in size up to $30 million, with the average mortgage loan investment as of September 30, 2023, totaling approximately $10 million.
As of September 30, 2023 and December 31, 2022, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	September 30, 2023		December 31, 2022
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,726	37.2%	$2,420	36.4%
South	2,427	33.2	2,215	33.3
Midwest	1,197	16.4	1,147	17.2
Northeast	522	7.1	474	7.1
Subtotal - U.S.	6,872	93.9	6,256	94.0
Canada	274	3.7	239	3.6
United Kingdom	174	2.4	158	2.4
Total	$7,320	100.0%	$6,653	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2022 Annual Report and “Mortgage Loans” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.

Allowance for Credit Losses and Impairments
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2022 Annual Report for additional information. The table below summarizes investment related gains (losses), net related to allowances for credit losses and impairments for the three and nine months ended September 30, 2023 and 2022 (dollars in millions).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Change in allowance for credit losses on fixed maturity securities	$7	$3	$(31)	$(21)
Impairments on fixed maturity securities	—	(12)	(1)	(15)
Change in mortgage loan allowance for credit losses	(17)	(5)	(23)	(8)
Other impairment losses	(4)	(1)	(4)	(1)
Investment related gains (losses) related to credit losses and impairments	$(14)	$(15)	$(59)	$(45)

The change in allowance for credit losses on fixed maturity securities for the three months ended September 30, 2023, was primarily related to write offs charged against allowance. The change in allowance for credit losses on fixed maturity securities for the nine months ended September 30, 2023, was primarily related to the March 2023 banking crisis. The change in allowance for credit losses on fixed maturity securities for the three and nine months ended September 30, 2022, corresponded to the reversal of previously recorded allowances due to intent to sell primarily related to high-yield securities. The increase in mortgage loan allowance for credit losses for the three and nine months ended September 30, 2023, was primarily due to growth in the asset base and updated model assumptions that take into account economic factors. For the three months ended September 30, 2023, the decrease in other impairment losses was due to real estate held for investment.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, the Company classified approximately 11.1% and 10.8%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase agreements.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of September 30, 2023 and December 31, 2022. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include lifetime mortgages, derivative contracts, FHLB common stock, unit-linked investments, and real estate held for investment. See “Other Invested Assets” in Note 11 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of September 30, 2023 and December 31, 2022.

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
See Note 12 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of September 30, 2023 and December 31, 2022.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of September 30, 2023, the Company had credit exposure of $13 million.
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
The Company holds $900 million and $868 million of beneficial interest in lifetime mortgages in the UK, net of allowance for credit losses, as of September 30, 2023 and December 31, 2022, respectively. Investment income includes $11 million and $9 million in interest income earned on lifetime mortgages for the three months ended September 30, 2023 and 2022, respectively, and $29 million and $28 million in interest income earned on lifetime mortgages for the nine months ended September 30, 2023 and 2022, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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
Cybersecurity Incident
As previously disclosed on October 26, 2023, the Company experienced a cybersecurity incident in which an unauthorized third party gained access to certain technology systems of the Company. Following detection of the incident, the Company initiated response protocols, launched an investigation, engaged the services of cybersecurity and forensics experts and advisors, and notified certain insurance regulatory authorities, law enforcement authorities and clients. Based on its investigation to date, the Company does not believe that any client policy holder data was accessed or extracted.
The Company has incurred, and may continue to incur, certain incremental expenses related to this incident, including expenses to respond to, remediate and investigate this incident.
Based on information currently known, the Company does not believe this incident will have a material adverse effect on its business, operations or financial results.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product.  As of September 30, 2023, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2022, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2022, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended September 30, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2023 – July 31, 2023	—	$—	—	$250,003,610
August 1, 2023 – August 31, 2023	179,141	$140.28	178,205	$225,003,733
September 1, 2023 – September 30, 2023	170,410	$148.68	168,134	$200,003,862
(1)RGA repurchased 178,205 and 168,134 shares of common stock under its share repurchase program in August and September 2023, respectively. The Company net settled – issuing 2,667 and 7,298 shares from treasury and repurchasing from recipients 936 and 2,276 shares in August and September 2023, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On February 25, 2022, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the nine months ended September 30, 2023, RGA repurchased 1,069,113 shares of common stock under this program for $150 million.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
ITEM 5.  Other Information
During the three months ended September 30, 2023, (i) none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b-5 Trading Arrangement”) or any “non-Rule 10b5-1 trading arrangement” and (ii) the Company did not adopt or terminate any Rule 10b-5 Trading Arrangement.
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

Reinsurance Group of America, Incorporated
Date: November 3, 2023	By:	/s/ Anna Manning
Anna Manning
Chief Executive Officer
(Principal Executive Officer)
Date: November 3, 2023	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)