Form 10-K
period 2023-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2024-02-26
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company.  Yes ☐  No ☒
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2023, as reported on the New York Stock Exchange was approximately $9.2 billion.
As of January 31, 2024, 65,757,071 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 22, 2024, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2023.

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
In the first quarter of 2023, the Company adopted Accounting Standards Update (“ASU”): ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). ASU 2018-12 updates certain requirements for the accounting for long-duration contracts. See Note 3 – “Impact of New Accounting Standard” in the Notes to Consolidated Financial Statements for additional information.
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
An ongoing partnership with clients is important with asset-intensive reinsurance because of the active management involved in this type of reinsurance. This active management may include investment decisions, investment and claims management, and the determination of non-guaranteed elements. Some examples of asset-intensive reinsurance are fixed deferred annuities, indexed annuities, unit-linked variable annuities, universal life, corporate-owned life insurance and bank-owned life insurance, unit-linked variable life, immediate/payout annuities, whole life, disabled life reserves, and extended term insurance.
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
The Company has entered into reinsurance transactions on existing longevity business for clients in the U.S., Europe and Canada. These have been arrangements with traditional insurance companies, as well as customized arrangements for companies with pension plan liabilities. The Company also works with partners to provide pension plan sponsors solutions that enable them to diversify and protect the benefits provided to the annuitants.
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
Certain of the Company’s subsidiaries and branches are subject to regulations in the other jurisdictions in which they are licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments that affiliates can make without regulatory approval. Additionally, insurance laws and regulations impose restrictions on the amounts and types of investments that insurance companies may hold. New capital standards (discussed below) are being developed and are likely to be applied to one or more of the Company’s subsidiaries to either require more capital and/or limit the extent to which some forms of existing capital may be counted in an evaluation of financial strength by its regulators.

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
In addition, RGA is subject to a supervisory college, conducted by its group supervisor the Missouri Department of Commerce and Insurance (“MDCI”). The supervisory college is comprised of insurance regulators of the major jurisdictions in which RGA has established insurance branches and subsidiaries. Since the inception of the supervisory college in October 2012, the MDCI has conducted regular in-person supervisory college meetings in addition to numerous regulator-only conference calls. These meetings generate requests from RGA’s regulators for information as they monitor RGA’s solvency, governance and overall management. While the supervisory college has the ability to impose limitations on the activities of the insurance subsidiaries of RGA, particularly since RGA has been designated by its group supervisor as an Internationally Active Insurance Group (“IAIG”), no such limitations have been imposed to date. The existence of the supervisory college generally helps regulators understand RGA’s business to a greater degree and encourages a more global view by RGA of its own regulation.
RGA’s reinsurance subsidiaries and branches are required to file statutory financial statements in each jurisdiction in which they are licensed and may be subject to onsite, periodic examinations by the insurance regulators of the jurisdictions in which each is licensed, authorized, or accredited. To date, none of the regulators’ reports related to the Company’s periodic examinations have contained material adverse findings.
Although some of the rates and policy terms of U.S. direct insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority, which is also true outside of the U.S. In the U.S., however, the NAIC Model Law on Credit for Reinsurance, which has been adopted in most states, including Missouri, imposes certain requirements for an insurer to take reserve credit for risk ceded to a reinsurer. Generally, the reinsurer is required to be licensed, accredited or certified in the insurer’s state of domicile or the reinsurer must be domiciled in a jurisdiction that is found by the U.S. regulators to observe the standards established in the U.S. – E.U. Covered Agreement, i.e., a “reciprocal jurisdiction reinsurer”. Otherwise, the reinsurer must post security for reserves transferred to the reinsurer in the form of letters of credit or assets placed in trust. Insurers ceding business to reciprocal jurisdiction reinsurers are permitted to take reserve credit without the reinsurer having to establish security. The NAIC Life and Health Reinsurance Agreements Model Regulation, which has been adopted in most states, including Missouri, imposes additional requirements for insurers to claim reserve credit for reinsurance ceded (excluding yearly renewable term reinsurance and non-proportional reinsurance). These requirements include bona fide risk transfer, an insolvency clause, written agreements, and filing of reinsurance agreements involving in force business, among other things. Outside of the U.S., rules for reinsurance and requirements for minimum risk transfer are less specific and are less likely to be published as rules, but nevertheless standards can be imposed to varying extents.
U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must maintain on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products. The reserve levels required under Regulation XXX are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, or have placed assets in trust for the benefit of the ceding company, or have used other structures as the primary forms of collateral. An exception to this requirement is expected to exist for reinsurance ceded to reciprocal jurisdiction reinsurers.
    RGA Reinsurance is the primary subsidiary of the Company subject to Regulation XXX. In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers and special purpose reinsurers, or captives. RGA Reinsurance’s statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for the collateral. The NAIC has requirements for life insurers using special purpose reinsurers. Current standards addressing the use of captive reinsurers allow captives organized prior to 2016 to continue in accordance with their currently approved plans. State insurance regulators that regulate domestic insurance companies have placed additional restrictions on the use of newly established captive reinsurers, which may increase costs and add complexity. While RGA Reinsurance’s reserve financing arrangements using special purpose reinsurers or “captive reinsurers” are permitted, the rules place limitations on RGA Reinsurance’s ability to utilize captive reinsurers to finance reserve growth related to future business. As a result, RGA Reinsurance may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, primarily involving the use of a certified reinsurer or reciprocal jurisdiction reinsurer as discussed below.
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
In the U.S., a certified reinsurer designation provides an alternative way to manage regulatory reserves and collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the MDCI. In 2022, RGA Americas was designated as a reciprocal jurisdiction reinsurer by MDCI. These designations allow certain of the Company’s U.S. domiciled operating company subsidiaries to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Beginning in 2017, the NAIC approved principles-based reserving (“PBR”) for U.S. insurers. The Company adopted PBR in 2020, and PBR reserves are determined based on the terms of the reinsurance agreement which may differ from those of the direct policies.
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
Capital Requirements
Risk-Based Capital (“RBC”) guidelines promulgated by the NAIC are applicable to RGA Reinsurance, RGA Life and Annuity, Aurora National, and Chesterfield Re, and identify minimum capital requirements based upon business levels and asset mix. These subsidiaries maintain capital levels in excess of the amounts required by the applicable guidelines. Parkway Re, Rockwood Re and Castlewood Re’s capital requirements are determined solely by their licensing orders issued by the MDCI and are not subject to the RBC guidelines. As to RGA Reinsurance, RGA Life and Annuity, Aurora National and Chesterfield Re, a decline in the RBC of one or more of the Company’s U.S. insurers can cause the appearance of less capitalization in its U.S. insurers, individually, or when considered as a group.
In December of 2020, the NAIC finalized amendments to its holding company model law and regulation to require U.S. based insurance groups to file an annual Group Capital Calculation (“GCC”). The Missouri General Assembly adopted the GCC requirement in 2021. The Company filed its first GCC report with the MDCI in 2022 for the year ending December 31, 2021, and is required to file annually thereafter. The NAIC has yet to articulate all of the ways in which it intends the U.S. states to use the GCC. It is clear that the calculation is expected to be used to assess the adequacy of capital within an insurance group domiciled in the U.S., particularly for groups such as RGA that are designated an IAIG by the group supervisor. The Company cannot currently predict the effect that any proposed or future group capital standard will have on its financial condition or operations or the financial condition or operations of its subsidiaries.
Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating in such jurisdictions, to oversight by the applicable regulatory bodies. RGA’s subsidiaries meet the minimum capital requirements in their respective jurisdictions. The International Association of Insurance Supervisors continues to develop group-wide capital standard for IAIGs, the Insurance Capital Standard (“ICS”). While the ICS is a model for capital standards and not a standard that must be followed on its own in any jurisdiction, it is likely to influence capital requirements for insurers around the world and may lead to a need for additional capital in one or more of RGA’s subsidiaries. The Company cannot predict the effect that any proposed or future legislation or rule making in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.
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

The regulatory limitations and other restrictions described herein could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations. See Note 16 – “Financial Condition and Net Income on a Statutory Basis” in the Notes to Consolidated Financial Statements for additional information on the Company’s dividend restrictions.
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
Federal Regulation
Since the 2010 enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the U.S. federal government has paid greater attention to the manner in which insurance and reinsurance is regulated, particularly when U.S. insurers and reinsurers are doing business outside of the U.S. Under the Dodd-Frank Act, the Federal Insurance Office within the U.S. Department of the Treasury has negotiated a “covered agreement” with the European Union, as well as a similar “covered agreement” with the United Kingdom (“UK”) (together, the “Covered Agreements”). The Covered Agreements, while promoting the recognition of U.S. state insurance regulators as group supervisors of U.S.-based global reinsurers such as RGA, also provides for an elimination of the collateral that has to be posted by reinsurers based in the European Union, the UK and by the NAIC’s anticipated extension of the rules, to those reinsurers based in additional jurisdictions that seek evaluation by the NAIC for treatment comparable to that given to members of the European Union and the UK. The extension of the Covered Agreements treatment to additional jurisdictions will provide for the elimination of the collateral that reinsurers domiciled in those jurisdictions must currently post in favor of U.S. ceding insurers. The Covered Agreements, coupled with new state credit for reinsurance laws, have the potential to lower the cost at which RGA Reinsurance’s competitors are able to provide reinsurance to U.S. insurers. Additionally, under the Dodd-Frank Act, one or more of RGA’s client ceding insurers domiciled in the U.S. may from time-to-time be designated systemically important by the Federal Reserve.
    Insurers that are designated systemically important can be subject to the imposition of an additional layer of regulation over already existing state regulation. No RGA entity has been deemed to be systemically important; however, if RGA were to be designated as systemically important, it would be subject to scrutiny by the Federal Reserve. Moreover, if insurers reinsured by RGA were to be designated as systemically important, the reinsurance programs RGA maintains with those insurers could be subject to scrutiny by the Federal Reserve. While no U.S. insurers or reinsurers are currently designated as systemically important entities, and the international designation of “Globally Systemically Important Insurers” has been suspended by the

Financial Stability Board, it remains possible that one or more of RGA’s clients will be given this designation in the future leading to additional scrutiny of those clients’ reinsurance programs by the Federal Reserve.
    With the potential regulation of some U.S. domiciled insurers by the U.S. government, it is possible that the scope of the federal government’s ability to regulate insurers and reinsurers will be expanded. It is not possible to predict the effect of such decisions or changes in law on the operation of the Company, but the Dodd-Frank Act makes it more likely than in the past that insurance or reinsurance may to some extent become regulated at the federal level. A shift in regulation from the state to the federal level may bring into question the continued validity of the McCarran-Ferguson Act, which exempts the “business of insurance” from most federal laws, including anti-trust laws. With the McCarran-Ferguson Act exemption for the business of insurance, a reinsurer may set rate, underwriting and claims handling standards for its ceding company clients to follow.
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
Environmental, Social and Governance
Insurance regulators are considering imposing new rules regarding how insurers incorporate and report about environmental, social, and governance (“ESG”) considerations into their operational decisions, underwriting, and investment decisions. Currently, efforts are aimed at testing underwriting models for bias. Other current ESG initiatives are aimed at reviewing the investment portfolios of insurers and requiring discussions regarding ESG topics between insurers and their regulators. It is possible that rules governing insurance underwriting and factors utilized by insurers in the selection of risks may be altered in the future in a way that impacts the profitability of RGA’s business. The extent to which ESG concerns may impact RGA in the future is uncertain, but RGA has incorporated ESG factors and goals into its current strategic plan, operations, and risk assessment processes.
International Regulation
RGA’s international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate branch offices. These regulations include minimum capital, solvency and governance requirements. The authority of RGA’s international operations to conduct business is subject to licensing requirements, inspections and approvals and these authorizations are subject to modification and revocation. Periodic examinations of the insurance company books and records, financial reporting requirements, risk management processes and governance procedures are among the techniques used by regulators to supervise RGA’s non-U.S. insurance businesses. The regulators of RGA’s non-U.S. insurance companies, and the California Department of Insurance are also invited to be part of the supervisory college held by the MDCI, RGA’s group supervisor.
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
The Company’s subsidiaries domiciled in Barbados are subject to regulation and supervision by the Financial Services Commission in Barbados. Recently enacted economic substance requirements in Bermuda and Barbados may place additional requirements, including reporting requirements, on the Company’s subsidiaries domiciled in those countries in order to demonstrate purpose and governance of those entities and their operations to greater levels than required in the past. Additionally new requirements in Bermuda require the submission of certain reinsurance agreements to the BMA for review. It is yet to be determined as to the whether such reviews by the BMA will ultimately result in requirements for such agreements beyond what is required currently.
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
Additionally, RGA International, operating in the European Economic Area (“EEA”), is subject to the Solvency II measures developed by the European Insurance and Occupational Pensions Authority and will be required to abide by the evolving risk management practices, capital standards and disclosure requirements of the Solvency II framework. Additionally, the Company’s clients located in the EEA also abide by these standards in operating their insurance businesses, including the management of their ceded reinsurance. Solvency II has a significant influence on the regulation of solvency measures applied to insurers and reinsurers operating within the EEA, and the Company also expects the solvency regulation measures to influence future regulatory structures of countries outside of the EEA, including Japan. Influences of the Solvency II – type framework are already present in the insurance regulation of Bermuda and China and currently influence the solvency measures imposed upon RGA Global and RGA Americas.
Additionally, some countries limit the amount of insurance business that can be ceded to foreign reinsurers. Requirements of this type are proposed from time-to-time in developing markets. These forced localization requirements have the impact of limiting the amount of reinsurance business RGA can conduct in those countries without the participation of a local reinsurer.
RGA expects the scope and extent of regulation outside of the U.S., as well as group regulatory oversight, to continue to increase.
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

Ratings
Insurer financial strength ratings, sometimes referred to as claims paying ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings, sometimes referred to as senior debt ratings, represent the opinions of rating agencies regarding RGA’s ability to meet the terms of its debt obligations. The Company’s insurer financial strength ratings and RGA’s senior debt ratings as of the date of this filing are listed in the table below for each rating agency that meets with the Company’s management on a regular basis. As of the date of this filing, the Standard & Poor’s (“S&P”), A.M. Best Company (“A.M. Best”), and the Moody’s Investors Service (“Moody’s”) ratings listed below are on stable outlook.

Insurer Financial Strength Ratings	A.M. Best (1)	Moody’s (2)	S&P (3)
RGA Reinsurance Company	A+	A1	AA-
RGA Life and Annuity Insurance Company	A+		AA-
RGA Life Reinsurance Company of Canada	A+		AA-
RGA International Reinsurance Company dac			AA-
RGA Global Reinsurance Company, Ltd.			AA-
RGA Reinsurance Company of Australia Limited			AA-
RGA Reinsurance Company (Barbados) Ltd.			AA-
RGA Americas Reinsurance Company, Ltd.	A+		AA-
RGA Atlantic Reinsurance Company Ltd.	A+		AA-
RGA Worldwide Reinsurance Company, Ltd.			AA-
Aurora National Life Assurance Company	A+
Omnilife Insurance Company Limited			A+
Senior Debt Rating
RGA	a-	Baal	A
(1)An A.M. Best insurer financial strength rating of “A+” (superior) is the second highest out of sixteen possible ratings and is assigned to companies that have, in A.M. Best’s opinion, a superior ability to meet their ongoing insurance obligations. A.M. Best long-term issuer credit ratings range from “aaa” (exceptional) to “c” (Poor).
(2)A Moody’s insurer financial strength rating of “A1” (good) is the fifth highest rating out of twenty-one possible ratings and indicates that Moody’s believes the insurance company offers good financial security; however, elements may be present which suggest a susceptibility to impairment sometime in the future. Moody’s long-term issuer credit ratings range from “Aaa” (highest) to “C” (default).
(3)An S&P insurer financial strength rating of “AA-” (very strong) is the fourth highest rating out of twenty-two possible ratings. According to S&P’s rating scale, a rating of “AA-” means that, in S&P’s opinion, the insurer has very strong financial security characteristics. An S&P insurer financial strength rating of “A+” (strong) is the fifth highest rating out of twenty-two possible ratings. According to S&P’s rating scale, a rating of “A+” means that, in S&P’s opinion, the insurer has strong financial security characteristics. S&P’s long-term issuer credit ratings range from “AAA” (extremely strong) to “D” (default).
The ability to write reinsurance partially depends on a reinsurer’s financial condition and its issuer financial strength ratings. These ratings are based on a company’s ability to pay policyholder obligations and are not directed toward the protection of investors. Credit ratings are important for the Company’s ability to raise capital through the issuance of debt and for the cost of such financing. A ratings downgrade could adversely affect the Company’s ability to compete. See Item 1A – “Risk Factors” for more on the potential effects of a ratings downgrade.
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
Pricing
The Company has pricing actuaries dedicated to every geographic market and to every product category who develop reinsurance treaty rates following the Company’s policies, procedures and standards. Biometric assumptions are based primarily on the Company’s own mortality, morbidity and persistency experience, reflecting industry and client-specific experience. Economic and asset-related pricing assumptions are based on current and long-term market conditions and are developed by actuarial and investment personnel with appropriate experience and expertise. The Company’s view of short- and long-term risks are reflected in pricing consistent with its internal capital model. For transactional business with material day-one invested assets there is diligence on the expected asset portfolio that is reflected in the pricing assumption. For transactional business focusing on tail risk, the Company has policies and procedures related to views on transaction-specific tail risk events. A transaction process ensures that the business reflects the input of internal areas of expertise in transaction teams and has procedures for escalation based on the size and nature of the risks. Management has established a high-level oversight of the processes and results of these activities, which includes peer reviews in every market as well as centralized procedures and processes for reviewing and auditing pricing activities.
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
Customer Base
The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2023, excluding premiums from single premium pension risk transfer transactions, the Company’s five largest clients generated approximately $2.7 billion or 19% of the Company’s gross premiums and other revenues. In addition, 36 other clients each generated annual gross premiums and other revenues of $100 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 50% of the Company’s gross premiums and other revenues. No individual client generated 10% or more of the Company’s total gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Human Capital Resources
The Company continuously strives to fulfill its purpose; to make financial protection accessible to all. The Company’s global team of approximately 3,900 employees consistently develop innovative solutions for its clients, deliver long-term returns for its investors, and create a meaningful impact in the communities where its employees live and work. Driving the Company’s success is a shared commitment to pursue work that matters, to serve an industry with a strong social mission, and to create sustainable long-term value for all its stakeholders.
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
The Company’s hybrid approach to flexible work arrangements (“WorkWise”) prioritizes meeting business requirements while accommodating personal work styles in how, when, and where its employees work. Living the Company’s purpose and fulfilling its commitments to partners, employees and employee’s communities is its priority. WorkWise strengthens the Company’s ability to attract and retain individuals to the organization. The many ways that the Company’s teams connect, whether remote, hybrid, or in-person, reflect its culture and commitment to growth and innovation.
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
The Company has long been committed to ensuring equal pay for equal work. The annual pay equity study, conducted by a third-party consultant, considered the average pay of females to males in comparable roles. The study analyzed the pay practices of all U.S. and non-U.S. employees in countries with more than 50 employees, representing approximately 93% of the Company’s employees worldwide, comparing the average base salary, base salary plus target bonus, and base salary plus target bonus plus target long-term incentive (where applicable) of females to males in comparable roles. Each year the results vary slightly due to changes in the employee population. Results decreased slightly this year with women paid on average 98.4% of what men are paid for comparable jobs for base salary and 98.0% on both a base salary plus target bonus and base salary plus target bonus plus target long-term incentive basis. In addition, in the U.S., when using the same methodology of comparable roles, the average non-Caucasian to Caucasian pay ratio was 101.5% across all three measures which represented a slight increase to results from the previous year.
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
Corporate Social Responsibility, Diversity, Equity and Inclusion
The Company believes that creating long-term value for its stakeholders implicitly requires enacting and executing sustainable business practices and strategies that, while delivering competitive returns. The Company strives to govern itself in a sustainable manner that recognizes the need for strong governance, effective management systems and robust controls alongside its long-term operational goals and strategies. The Company understands that it has a responsibility to monitor and control its ecological and societal impact in addition to its obligations regarding corporate strategy, risks, opportunities, and performance.
The Company strives to cultivate an inclusive environment in which diverse backgrounds, experiences, and perspectives are welcomed and employees feel comfortable and encouraged to discuss diversity, equity, and inclusion topics. The Company’s diversity, equity, and inclusion initiatives are focused in four areas: (i) fostering diverse talent and promoting an equitable culture; (ii) advancing diversity, equity and inclusion in the community and industry where the Company operates; (iii) establishing accountability and measurement throughout the Company; and (iv) building an inclusive workplace. 100% of the Company’s global employees have undertaken Everyday (Unconscious) Bias training and the Company has extended the Inclusive Leadership course to include all leaders. The Company has integrated diversity, equity, and inclusion training into its leadership development offerings and expanded education offerings to include Mitigating Bias in Interviewing, Psychological Safety, and new manager training. The Company’s education and accountability initiatives are the foundation of its efforts to promote diversity, equity, and inclusion.
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
The Company’s Sustainability Report offers additional information across the areas of: Business Ethics & Responsible Practices; Responsible Investment Approach; Sustainable Innovation for Social Impact; Culture of Care; and Environmental Stewardship. RGA’s Sustainability Report can be found in our Investor section of our website at www.rgare.com The contents of our Sustainability Report and related supplemental information are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document the Company files with the SEC.

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
Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 19 – “Segment Information” in the Notes to Consolidated Financial Statements.
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
The U.S. and Latin America facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases (i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured). The U.S. and Latin America operations’ marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. and Latin America operations’ automatic business.
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
The Company, working with partners, provides pension plan sponsors solutions that enable them to diversify and protect the benefits provided to the annuitants.
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
Customer Base
The U.S. and Latin America operations market life reinsurance and financial solutions primarily to U.S. life insurance companies. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2023, excluding premiums from single premium pension risk transfer transactions, the five largest clients generated approximately $1.7 billion or 24% of U.S. and Latin America operation’s gross premiums and other revenues. In addition, 49 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums from these clients represented approximately 67% of U.S. and Latin America operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Customer Base
Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2023, the five largest clients generated approximately $809 million or 59% of Canada operation’s gross premiums and other revenues. In addition, 11 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 37% of Canada operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Customer Base
In 2023, the five largest clients generated approximately $1.1 billion or 44% of EMEA operation’s gross premiums and other revenues. In addition, 22 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 38% of EMEA operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Asia Pacific Operations
The Asia Pacific operations serve clients from subsidiaries, licensed branch offices and/or representative offices throughout Asia and Australia.
The Asian offices provide full reinsurance services with additional support services provided by the Company’s staff in the U.S. and Canada. In addition, a regional team based in Hong Kong has been established to provide support to the Asian offices to accommodate business growth in the region. RGA Australia employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service.
Traditional Reinsurance
The principal types of reinsurance for this segment written through yearly renewable term and coinsurance treaties include:
•Individual and group life and health;
•Critical illness, which provides a benefit in the event of the diagnosis of pre-defined critical illness;
•Disability, which provides income replacement benefits in the event the policyholder becomes disabled due to accident or illness;
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
Customer Base
In 2023, the five largest clients generated approximately $1.4 billion or 45% of Asia Pacific operation’s gross premiums and other revenues. In addition, 24 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 39% of Asia Pacific operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt and service business expenses. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries that, among other activities, develop and market technology and provide consulting and outsourcing solutions for the insurance and reinsurance industries. The Company invests in this area in an effort to both support its clients and accelerate the development of innovative solutions and services to increase consumer engagement within the life insurance industry and hence generate new future revenue streams.

D.	Financial Information About Foreign Operations
The Company’s foreign operations are primarily in Canada, Asia Pacific, EMEA and Latin America. Revenue, income (loss) before income taxes, which include investment related gains (losses), interest expense, depreciation and amortization, and identifiable assets attributable to these geographic regions are identified in Note 19 – “Segment Information” in the Notes to Consolidated Financial Statements. Although there are risks inherent to foreign operations, such as currency fluctuations and restrictions on the movement of funds, as described in Item 1A – “Risk Factors”, the Company’s financial position and results of operations have not been materially adversely affected thereby to date.

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
    We expect mortality, longevity, morbidity and lapse experience to fluctuate somewhat from period to period but believe they should remain reasonably predictable over a period of many years. For example, mortality, longevity, morbidity or lapse experience that is less favorable than the rates that we used in pricing a reinsurance agreement may cause our net income to be less than otherwise expected because the premiums we receive for the risks we assume may not be sufficient to cover the claims and profit margin. Furthermore, even if the total benefits paid over the life of the contract do not exceed the expected amount, unexpected increases in the incidence of deaths or illness can cause us to pay more benefits in a given reporting period than expected, adversely affecting our net income in any particular reporting period. We perform annual tests to establish that deferred policy acquisition costs remain recoverable at all times. These tests require us to make a significant number of assumptions. If our financial performance significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded, which may adversely affect our net income in a particular reporting period.
We utilize assumptions, estimates and models to evaluate our business, results of operations and financial condition, and develop scenarios to evaluate our potential exposure to mortality claims, potential investment portfolio losses and other risks associated with our assets and liabilities. The scenarios and related analyses are subject to various assumptions, professional judgment, uncertainties and the inherent limitations of any statistical analysis, including the use and quality of historical internal and industry data. Consequently, actual losses may differ materially from what the scenarios may illustrate. This potential difference could be even greater for events with limited or unmodelled annual frequency.
    We regularly review our reserves and associated assumptions as part of our ongoing assessment of our business performance and risks. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claim payments as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and incur charges in the period in which we make the determination. The amounts of such increases may be significant, and this could materially adversely affect our financial condition and results of operations and may require us to generate or fund additional capital in our businesses.
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
Our business, results of operations and financial condition have been, and may continue to be, adversely affected by epidemics and pandemics, such as COVID-19, and responses thereto.
Epidemics and pandemics can adversely affect our business, financial condition and results of operations because they exacerbate mortality and morbidity risk. The likelihood, timing, and severity of these events cannot be predicted. An epidemic or pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, and overall economic output. Any such events could have a material negative impact on the financial markets, potentially impacting the value and liquidity of our invested assets, access to capital markets and credit, and the business of our clients. In addition, an epidemic or pandemic that affected our employees or the employees of companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such an event could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
COVID-19 increased mortality rates in certain jurisdictions and populations. Additionally, COVID-19 and the response thereto caused significant disruption in the international and U.S. economies and financial markets and severely impacted, global economic conditions, which resulted in substantial volatility in the global financial markets, increased unemployment and operational challenges such as the temporary closures of businesses, sheltering-in-place directives and increased remote work protocols. An increase in the number of future COVID-19 cases or a future epidemic or pandemic may again raise mortality rates in certain jurisdictions and populations and cause additional disruptions in international and U.S. economies and financial markets, which could severely impact our business, results of operations and financial condition. Future increases in COVID-19 cases or the severity of prevalent virus strains, the availability, effectiveness and use of treatments and vaccines, and the extent and success of actions by governments and central banks, the adverse mortality rates and impact on the global economy may deepen, and our results of operations and financial condition in future quarters may be adversely affected. Additionally, the long-term health consequences for individuals who have recovered from COVID-19 and the related impact, if any, on mortality and morbidity are all unknown.
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
    We operate in the U.S. and in many jurisdictions around the world. We are subject to the laws and insurance regulations of the U.S. Additionally, a substantial portion of our operations occur outside of the U.S. These international businesses are subject to the insurance, tax and other laws and regulations in the countries in which they are organized and in which they operate. These laws and regulations may apply heightened scrutiny to non-domestic companies, which can adversely affect our operations, liquidity, profitability and regulatory capital. From time to time, foreign governments and regulatory bodies consider legislation and regulations that could subject us to new or different requirements and such changes could negatively impact our operations in the relevant jurisdictions. See “Item 1. Business – B. Corporate Structure – Regulation” for a summary of certain U.S. state and federal laws and foreign laws and regulations applicable to our business. Our failure to comply with these and other laws and regulations could subject us to penalties from governmental or self-regulatory authorities, costs associated with remedying any such failure or related claims, harm to our business relationships and reputation, or interrupt our operations, any of which could negatively impact our financial position and results of operations.
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
    Any downgrade in the ratings of our reinsurance subsidiaries could adversely affect their ability to sell products, retain existing business, and compete for attractive acquisition opportunities. The ability of our subsidiaries to write reinsurance is partially dependent on their financial condition and is also influenced by their ratings. Upon certain downgrade events, some of our reinsurance contracts would either permit our client ceding insurers to terminate such reinsurance contracts or require us to post collateral to secure our obligations under these reinsurance contracts, either of which could negatively impact our ability to conduct business and our results of operations. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. A rating is not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating.
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

Changes in equity markets, interest rates and volatility affect the profitability of variable annuities with guaranteed living benefits that we reinsure, which may have a material adverse effect on our business and profitability.
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
    Conversely, a decrease in equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which increases the amount of reserves that we must carry. Such an increase in reserves would result in a charge to our earnings in the quarter in which we increase our reserves. We maintain a customized dynamic hedging program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, hedge positions may not be effective to fully offset changes in the carrying value of the guarantees due to, among other things, the time lag between changes in such values and corresponding changes in the hedge positions, high levels of volatility in the equity and derivatives markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on our liquidity, capital levels, financial condition or results of operations.
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
    We are a multi-national company with operations in numerous countries and, as a result, are exposed to foreign currency risk to the extent that exchange rates of foreign currencies are subject to adverse changes over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. A significant portion of our revenues and our fixed maturity securities available-for-sale are denominated in currencies other than the U.S. dollar. We use hedging strategies and foreign-denominated revenues and investments to fund foreign-denominated expenses and liabilities when possible to mitigate exposure to foreign currency fluctuations, but these mitigation efforts may not be successful.
Our international operations involve inherent risks.
    A significant portion of our net premiums come from our operations outside of the U.S. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. We may not be able to manage the growth of these operations effectively, particularly given the recent rates of growth. Our international operations expose us to mortality and morbidity experience, and supply and demand for our products that are specific to these markets as well as altered exposure to biometric, credit and other risks that may be difficult to anticipate. In addition to the regulatory and foreign currency risks identified above, other related risks include uncertainty arising out of foreign government sovereignty over our international operations, potentially uncertain or adverse tax consequences and potential reduction in opportunities resulting from market access restrictions.

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
We rely significantly on third parties for various services, and we may be held responsible for obligations that arise from the acts or omissions of third parties.
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
    We use the services of third parties such as asset managers, software vendors and administrators to perform various functions that are important to our business. For instance, we have engaged third party investment managers to manage certain assets where our investment management expertise is limited, who we rely on to provide investment advice and execute investment transactions that are within our investment policy guidelines. Our third-party service providers rely on their computer systems and their ability to maintain the security, confidentiality, integrity and privacy of those systems and the data residing on such systems. Our service providers may be subject to cybersecurity attacks and may not sufficiently protect their information technology and related data, which may impact their ability to provide us services and protect our data, which may subject us to losses and harm our reputation. In turn, vendors of our service providers have and may in the future be subject to such attacks. Poor performance on the part of our service providers or any related outside vendors could negatively affect our operations and financial performance.
    As with all financial services companies, our ability to conduct business depends on consumer confidence in the industry and our financial strength. Actions of competitors, and financial difficulties of other companies in the industry, and related adverse publicity, could undermine consumer confidence and harm our reputation and business.
Catastrophic events could adversely affect our business, financial condition and operations.
    Our operations are exposed to the risk of catastrophic events including natural disasters, war or other military action, and terrorism or other acts of violence. Claims resulting from such events could impact our ability to write new business, cause substantial volatility in our financial results or otherwise impact our business, financial condition and operations. Additionally, our business operations may be adversely affected by such events to the extent they disrupt the physical infrastructure, systems that support our businesses and customers, or our employees.
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
Changes in U.S. tax law could have a material adverse effect on the Company’s business. If the U.S. Internal Revenue Code is revised to reduce benefits associated with the tax-deferred status of certain life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies would be adversely affected with respect to their ability to sell such products, and, depending on grandfathering provisions, by the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. If Congress adopts legislation in the future to reduce or eliminate the estate tax, our U.S. life insurance company customers could face reduced demand for some of their life insurance products, which in turn could negatively affect our reinsurance business. We cannot predict whether any tax legislation impacting corporate taxes or insurance products will be enacted, what the specific terms of any such legislation will be or whether any such legislation would have a material adverse effect on our business, financial condition and results of operations.
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
An increase in inflation could affect our business in several ways. In our group life and disability businesses, premiums and claims costs may increase as compensation levels increase. However, during inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable. Inflation may also increase the Company’s compensation expenses and other costs, potentially putting pressure on profitability. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.
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
The U.S. Treasury Department and the IRS continue to issue guidance under the U.S. Tax Cuts and Jobs Act as well as the Inflation Reduction Act passed in August 2022, that may result in interpretations different from ours. Furthermore, numerous foreign governments enacted a global minimum tax in December 2023, while others are expected to enact a global minimum tax within a year. Guidance is expected to continue that could result in further changes to global taxation and materially affect our financial position and results of operations.
Changes in accounting standards may adversely affect our reported results of operations and financial condition.
    The Company’s consolidated financial statements are prepared in conformity with GAAP. If we are required to adopt revised accounting standards in the future, it may adversely affect our reported results of operations and financial condition. For a discussion of the impact of new accounting pronouncements issued but not yet implemented, see Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21 New Accounting Standards Not Yet Adopted.”

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
Our business is highly dependent upon the effective operation of our computer systems. The failure of our computer systems or disaster recovery capabilities for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality, integrity or privacy of sensitive or personal data related to our customers, insured individuals or employees. Like other global companies, we have experienced threats to our data and systems from time to time. However, we have not detected or identified any evidence to indicate we have experienced a material breach of cybersecurity. Administrative and technical controls, security measures and other preventative actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient to prevent physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. Despite our continued efforts, cybersecurity threats are becoming more frequent and sophisticated. Failure to stay ahead of such advances has led to and could lead to the misappropriation, intentional or unintentional unauthorized disclosure or misuse of personal data that we or our vendors store and process. Such a failure could harm our reputation, subject us to investigations, litigation, regulatory sanctions and other claims and expenses, lead to loss of customers and revenues and otherwise adversely affect our business, financial condition or results of operations.
We rely on our computer systems for a variety of business functions across our global operations, including for the administration of our business, underwriting, claims, performing actuarial analysis and maintaining financial records. We depend heavily upon these computer systems to provide reliable service, data and reports. Upon a disaster such as a natural catastrophe, pandemic, epidemic, industrial accident, blackout, computer virus, terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our financial condition and results of operations, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. While we maintain liability insurance for cybersecurity and network interruption losses, our insurance may not be sufficient to protect us against all losses. We have engaged software vendors to support our disaster recovery systems. If an unknown fourth party of ours, upon whom we and/or a significant third party of ours relies, experiences a disaster or prolonged unavailability, our ability to deploy our disaster recovery systems and effectively conduct business could be severely compromised. In addition, if a significant number of our managers were unavailable upon a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our clients’ ability to provide data and other information to us, and our employees’ ability to perform their job responsibilities.
Restrictions on the use of personal data and “big data” techniques could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.
Our business is highly dependent upon the processing of large quantities of personal data. We store and process large amounts of consumer and client information and policy holder personal data in order to operate and better manage our business. Many jurisdictions in which we operate have enacted laws to safeguard the privacy and security of personal data. The U.S. lacks a comprehensive federal privacy regulation and as such, states, trade organizations and some federal regulators have adopted laws, regulations and guidelines, which may be conflicting or inconsistent. For example, the NAIC adopted the Insurance Data Security Model Law to establish standards for data security, the investigation and notification of data breaches and has also adopted principles to guide the use of artificial intelligence intended to apply to insurance licensees in states adopting such law.
There has been increased scrutiny, including from U.S. state and foreign regulators, regarding the use of “big data” techniques, including machine learning. For instance, the New York State Department of Financial Services (“NYDFS”) Part 500 Cybersecurity Regulation (the “Cybersecurity Regulation”) does not directly apply to the Company but it does apply to many of our clients. As such, the Cybersecurity Regulation requires these clients to implement written policies and procedures designed to ensure (i) the existence and soundness of their cybersecurity programs and (ii) the security of information systems and nonpublic information that are accessible to, or held by, third party service providers, such as the Company. The NYDFS has increased enforcement of its Cybersecurity Regulation in recent years and has proposed amendments thereto which include enhanced data protection, governance, monitoring and planning, notification and technical requirements. Further, all U.S. states have enacted breach notification laws and over a dozen states have enacted comprehensive privacy regulations. These comprehensive privacy regulations provide certain exemptions that the Company expects will continue to apply to a significant portion of its business. Internationally, new and proposed regulations designed to limit the ability to transfer data from one country to another may make the Company’s operations less efficient. Many of these regulations either do not anticipate the processing of personal data for reinsurance purposes at all or place costly restrictions on the ability of a reinsurer to service its business by requiring processing to be done within that country’s borders.
It is possible that we will be subject to new or changing regulations that could impose restrictions and limitations on the way we implement the use of personal data, “big data” or machine learning. Our failure to adhere to any existing or new guidelines could have a material impact on new and existing business, our financial condition and results of operations.
Managing key employee attraction, retention and succession is critical to our success.
    Our success depends in large part upon our ability to identify, hire, retain and motivate highly skilled employees. We would be adversely affected if we fail to hire new talent, retain existing employees or adequately plan for the succession of our senior management and other key employees. While we have succession plans and long-term compensation plans designed to retain our existing employees and attract and retain additional qualified personnel in the future, our succession plans may not operate effectively, and our compensation plans cannot guarantee that the services of these employees will continue to be available to us.
Litigation and regulatory investigations and actions may result in financial losses or harm our reputation.
    We are, and in the future may be, subject to litigation and regulatory investigations or actions from time to time. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry or in our stock price. For additional information, see Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 17 Commitments, Contingencies and Guarantees.”

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
    Concerns over U.S. fiscal policy and the trajectory of the U.S. national debt could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt and disrupt economic activity in the U.S. and elsewhere. As a result, our access to, or cost of, liquidity may deteriorate. Because of uncertainty regarding U.S. national debt, the market value of some of our investments may decrease, and our capital adequacy could be adversely affected. Political and economic uncertainties and weakness and disruption of the financial markets around the world, such as geopolitical upheaval and deteriorating economic and political relationships between countries have led and may continue to lead to concerns over capital markets access. In addition, there are ongoing risks around the world related to interest rate fluctuations, slowing global growth, commodity prices and the devaluation of certain currencies. These events and continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues may decline in such circumstances and our profit margins may erode. In addition, upon prolonged market events, such as the global credit crisis, we could incur significant investment-related losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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
    Recapture of business previously ceded does not affect premiums ceded prior to the recapture but may result in immediate payments to our insurance company customers and a charge to income for costs that we deferred when we acquired the business but are unable to recover upon recapture. Under some circumstances, payments to our insurance company customers could require our reinsurance subsidiaries to dispose of assets on unfavorable terms.
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
    Fixed maturity, equity securities and short-term investments, which are primarily reported at fair value on the consolidated balance sheets, represent the majority of our total cash and invested assets. As described in Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13 Fair Value of Assets and Liabilities,” we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.
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
    The reported value of our investments, including our relatively illiquid asset classes and, at times, our high-quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in disruptive or volatile market conditions, there can be no assurance that we will be able to sell them for the prices at which we have recorded them, and we may be forced to sell them at significantly lower prices.
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
    RGA and its subsidiaries may, from time to time, have a substantial amount of NOLs and other tax attributes, for U.S. federal income tax purposes, to offset taxable income and gains. If a corporation experiences an ownership change, it is generally subject to an annual limitation, which limits its ability to use its NOLs and other tax attributes. Events outside of our control may cause RGA (and, consequently, its subsidiaries) to experience an “ownership change” under Sections 382 and 383 of the Internal Revenue Code and the related Treasury regulations and limit the ability of RGA and its subsidiaries to utilize fully such NOLs and other tax attributes. If we were to experience an ownership change, we could potentially have higher U.S. federal income tax liabilities than we would otherwise have had, which would negatively impact our financial condition and results of operations.
Item 1B.         UNRESOLVED STAFF COMMENTS
The Company has no unresolved staff comments from the Securities and Exchange Commission.
Item 1C.         CYBERSECURITY
The Company is susceptible to a variety of risks as an inherent part of serving our clients’ needs, including risks related to cybersecurity, data privacy and technology. The Company maintains a cybersecurity program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The program, which balances serving the interest of our clients, their policyholders and customers, regulatory bodies, our investors, our employees and other relevant constituencies, is integrated within the Company’s Enterprise Risk Management (“ERM”) program.
The underlying controls of the cybersecurity program are based on recognized practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and the International Organization Standardization (“ISO”) 27001 Information Security Management System Requirements. RGA periodically engages a third party to perform an assessment of the Company’s cybersecurity risk management program against the NIST framework.
RGA utilizes third-party partners, including leading national and international companies specializing in cybersecurity and software development, to supplement its security operations team to provide monitoring of its global cybersecurity environment and to coordinate the investigation and remediation of alerts. The Company also engages third party partners to assist in evaluating and testing the Company’s cybersecurity infrastructure. These partners are subject to the Company’s third party due diligence process that includes security and privacy assessments, legal reviews, and ongoing assessments and performance reviews to ensure compliance with the Company’s policies and standards.
Both the board of directors and management have an active and ongoing role overseeing, assessing, identifying and managing material risks from cybersecurity threats.
The board of directors (the “Board”), directly and through its Risk Committee and Cybersecurity and Technology Committee (the “Cybersecurity Committee”), oversees the Company’s risk management strategy and cybersecurity, data privacy, and technology risks and provides oversight of ongoing investments in cybersecurity and technology. The Company’s Chief Risk Officer (“CRO”) provides regular reports to the Risk Committee regarding the Company’s general risks, including risks relating to cybersecurity threats, and responses thereto. The Cybersecurity Committee oversees the Company’s cybersecurity, customer privacy, and technology risks and monitors the Company’s strategy and progress to achieve its planned cybersecurity objectives. The CRO and Global Chief Information Security and Privacy officer (“CISO”) provide quarterly updates to the Cybersecurity Committee regarding cybersecurity, data privacy, and information technology strategy and programs. In addition, both the Risk Committee and Cybersecurity Committee meet as needed outside of the normal quarterly reporting cycle to discuss particular cybersecurity issues as required.
The Company’s risk management process and strategy, including cybersecurity risks, is the responsibility of the CRO and is supported by the Company’s Risk Management Steering Committee (“RMSC”), which includes senior management executives, including the President and Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”), and the Chief Investment Officer, among others. The RMSC provides oversight and advises the CRO on the Company’s enterprise risk management framework and strategic risk exposures including cybersecurity risks. The Company’s CISO and CRO provide updates through quarterly meetings with the RMSC.
The CRO, Chief Information Officer (“CIO”) and CISO each have over 15 years experience in managing cybersecurity, information technology and other risk management processes. The following is a summary of the CRO, CIO, and CISO’s experience:
•The CRO, a member of RGA’s Executive Committee, has held various positions in the Company and is responsible for oversight of operational risks, which includes cybersecurity. The CRO has more than 30 years of experience and has held various positions including serving as the Company’s Global Chief Risk Officer. In addition to overseeing the overall risk governance structure of RGA’s Enterprise Risk Management program, the CRO has extensive experience leading a number of cybersecurity programs at the Company such as enhancing the Company’s cybersecurity systems to ensure compliance with Privacy and Security Regulations.
•The CIO, a member of RGA’s Executive Committee, leads the strategic direction of the Company’s information technology resources and management of RGA’s global information technology operations. The CIO has held various positions of responsibility at other companies for all aspects of technology and he has deep knowledge in organizational change, digital transformation, core platform and data analytics modernization.
•The CISO, who is responsible for implementing the Company’s cybersecurity risk management strategy, oversees the Company’s global security and privacy teams ensuring broad awareness of emerging risks and cybersecurity threats. The CISO has significant cybersecurity experience including executive management responsibility in cybersecurity, data privacy, operational risk management, and information technology, including regulatory compliance and risk quantification.
A cross functional team, including Finance, Legal, Risk and the Information Technology departments, in conjunction with others as needed, are involved in the materiality assessment of cybersecurity threats and incidents. The factors considered in the assessment of materiality include, but are not limited to, the probability of an adverse outcome, actual and expected direct and indirect costs stemming from the incident, the possibility of litigation or regulatory investigations, and the nature and extent of harm to policyholders, cedents, vendor relationships, and the Company’s reputation and competitiveness. Conclusions are reviewed and approved by the Company’s CEO, CFO and CRO.
We have experienced, and may in the future experience, whether directly or through third parties, cybersecurity incidents. While prior incidents, including those previously disclosed and not disclosed, have not materially affected our results of operations or financial condition, we cannot assure that they will not be materially affected in the future by such incidents. Additionally, although our processes are designed to help prevent, detect, respond to, and mitigate the impact of such incidents, there is no guarantee that a future cybersecurity incident would not materially affect our, results of operations or financial condition. For more information on our cybersecurity related risks, see Item 1A – “Risk Factors.”

Item 2.         PROPERTIES
The Company’s corporate headquarters is located at an owned site in Chesterfield, Missouri. In addition, the Company leases office space in 47 locations throughout the world. Most of the Company’s leases have terms of three to five years; while some leases have longer terms, none exceed 15 years.
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

PART II
Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Insurance companies are subject to statutory regulations that restrict the payment of dividends. See Item 1 under the caption Regulation – “Restrictions on Dividends and Distributions.” See Item 8, Note 20 – “Equity” in the Notes to Consolidated Financial Statements for information regarding board approved stock repurchase plans. See Item 12 for information about the Company’s compensation plans.
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. On January 31, 2024, there were 15,629 stockholders of record of RGA’s common stock and 66 million shares outstanding.
Issuer Purchases of Equity Securities
    The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended December 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2023 – October 31, 2023	33,369	$148.89	—	$200,003,862
November 1, 2023 – November 30, 2023	17,576	$151.43	—	$200,003,862
December 1, 2023 – December 31, 2023	303,740	$165.01	303,018	$150,004,109
(1)RGA repurchased 303,018 shares of common stock under its share repurchase program in December 2023. The Company net settled – issuing 66,921, 34,527 and 1,737 shares from treasury and repurchased from recipients 33,369, 17,576 and 722 shares in October, November and December 2023, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 23, 2024, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2022.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.

Comparison of 5-Year Cumulative Total Return
The graph below shows the performance of the Company’s common stock for the period beginning December 31, 2018, and ending December 31, 2023, assuming $100 was invested on December 31, 2018. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock and are not intended to forecast or be indicative of future performance of the common stock.

Comparison of 5-Year Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
$60
12/18
12/19
12/20
12/21
12/22
12/23
Reinsurance Group of America, Incorporated
S&P 500
S&P Life & Health Insurance

	Base Period	Cumulative Total Return
	12/18	12/19	12/20	12/21	12/22	12/23
Reinsurance Group of America, Incorporated	$100.00	$118.29	$86.28	$83.49	$111.06	$129.25
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P Life & Health Insurance	100.00	123.18	111.51	152.41	168.18	176.00

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
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.7 trillion of life reinsurance in force and assets of $97.6 billion as of December 31, 2023. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
The Company’s underwriting expertise and industry knowledge allowed it to expand into international markets around the world including locations in Canada, the Asia Pacific region, Europe, the Middle East, Africa and Latin America. Based on the compilation of information from competitors’ annual reports, the Company believes it is the largest global life and health reinsurer in the world based on 2022 life and health reinsurance revenues. The Company has also developed its capacity and expertise in the reinsurance of longevity risks, asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.
The Company’s traditional life reinsurance business involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years or longer. To a lesser extent, the Company also reinsures certain health business typically reinsured for a shorter duration. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of the insured, and the exercise of recapture options by ceding companies. The Company’s financial solutions business, including significant asset-intensive and longevity risk transactions, allow its clients to take advantage of growth opportunities and manage their capital, longevity and investment risk.
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
The Company allocates capital to its segments based on an internally developed economic capital model, the purpose of which is to measure the risk in the business and to provide a consistent basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in RGA’s business. As a result of the economic capital allocation process, a portion of investment income is credited to the segments based on the level of allocated capital. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses. Segment investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
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
    The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net

U.S. and Latin America:
Traditional	$7,218	$7,023	$7,011	$6,590	$6,716	$6,244
Financial Solutions	1,524	1,521	66	66	55	55
Total U.S. and Latin America	8,742	8,544	7,077	6,656	6,771	6,299

Canada:
Traditional	1,277	1,215	1,282	1,219	1,244	1,194
Financial Solutions	90	90	95	95	90	90
Total Canada	1,367	1,305	1,377	1,314	1,334	1,284

Europe, Middle East and Africa:
Traditional	1,805	1,775	1,768	1,736	1,770	1,738
Financial Solutions	704	458	623	486	552	350
Total Europe, Middle East and Africa	2,509	2,233	2,391	2,222	2,322	2,088

Asia Pacific:
Traditional	2,922	2,785	2,767	2,650	2,736	2,624
Financial Solutions	218	218	236	236	218	218
Total Asia Pacific	3,140	3,003	3,003	2,886	2,954	2,842

Corporate and Other	—	—	—	—	—	—
Total	$15,758	$15,085	$13,848	$13,078	$13,381	$12,513
    The following table sets forth selected information concerning assumed life reinsurance business in force and assumed new business volume by segment for the periods indicated. The terms “in force” and “new business” refer to insurance policy face amounts or net amounts at risk.

Reinsurance Business In Force and New Business by Segment
(in billions)

	As of December 31,
	2023		2022		2021
	In Force	New Business	In Force	New Business	In Force	New Business
U.S. and Latin America:
Traditional	$1,703.6	$154.3	$1,672.2	$145.9	$1,628.4	$130.5
Financial Solutions	10.3	5.2	5.2	—	5.3	—
Total U.S. and Latin America	1,713.9	159.5	1,677.4	145.9	1,633.7	130.5

Canada:
Traditional	493.5	44.1	463.6	48.2	472.6	48.8
Financial Solutions	—	—	—	—	—	—
Total Canada	493.5	44.1	463.6	48.2	472.6	48.8

Europe, Middle East and Africa:
Traditional	960.1	113.7	735.4	169.4	861.6	198.4
Financial Solutions	—	—	—	—	—	—
Total Europe, Middle East and Africa	960.1	113.7	735.4	169.4	861.6	198.4

Asia Pacific:
Traditional	528.6	43.0	518.6	45.3	497.4	34.2
Financial Solutions	8.0	2.8	5.7	0.1	1.7	0.2
Total Asia Pacific	536.6	45.8	524.3	45.4	499.1	34.4
Total	$3,704.1	$363.1	$3,400.7	$408.9	$3,467.0	$412.1
Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds, and recapture), changes in foreign currency exchange and any other changes in the amount of insurance in force. As a result of terminations, fluctuations in foreign exchange rates and other changes, assumed in force amounts at risk decreased by $59.7 billion, $475.2 billion and $425.8 billion in 2023, 2022 and 2021, respectively.
See “Results of Operations by Segment” below for further information about the Company’s segments.
Industry Trends
The Company believes life and health insurance companies will continue to partner with reinsurance companies to manage risk, achieve new growth, assist with capital efficiency, develop solutions across the value chain and to help navigate through changes in regulatory and accounting standards. The COVID-19 pandemic highlighted the importance of insurance products in general and the value of reinsurance as a risk management tool. In addition, the Company believes reinsurers will continue to be an integral part of the life and health insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of mortality and morbidity experience data at their disposal compared to primary life insurance companies, reinsurers tend to have more comprehensive insights into mortality and morbidity trends, creating more efficient pricing for mortality and morbidity risk. The Company also believes the following trends in the life and health insurance industry will continue to create demand for both traditional reinsurance and financial solutions.
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
Consolidation and Reorganization within the Life Reinsurance and Life Insurance Industry. There are fewer competitors in the traditional life reinsurance industry as a result of consolidations in the industry. As a consequence, the Company believes this will result in business opportunities for the remaining life reinsurers, particularly those with a significant market presence and strong ratings. However, competition from new entrants for large in-force blocks, particularly for asset-intensive blocks, has increased in recent years. Additionally, merger and acquisition and other restructuring transactions within the life insurance industry will likely continue to occur, which the Company believes will increase the demand for reinsurance products to facilitate these transactions and manage risk.
The Company’s strategy is to continue to capitalize on industry trends by ensuring it is well positioned to meet its clients’ needs through the following initiatives:
Leading with Expertise and Innovation
•Combine product development, innovation, and new reinsurance structures to open or expand markets and relationships with clients.
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
Critical Accounting Estimates
The Company’s accounting policies are described in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements. The Company believes its most critical accounting estimates include the establishment of premiums receivable; the establishment of liabilities for future policy benefits and incurred but not reported claims; the valuation of investments and investment allowance for credit losses and impairments; the valuation of market risk benefits and embedded derivatives; and accounting for income taxes. The balances of these accounts require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
Computations of prospective effects of hypothetical changes in assumptions and estimates discussed below are based on numerous assumptions and should not be relied on as indicative of future results. Further, the computations do not contemplate any actions management could undertake in response to changes in interest rates, actuarial assumptions, or other factors. Additionally, the illustrations of the potential financial statement impact of changes in the assumptions used to measure the Company’s insurance liabilities reflects a parallel change in the assumptions across the Company; however, assumption changes may be non-parallel in practice and are only applicable to specific blocks of business. Certain shortcomings are inherent in the method of analysis presented of the estimated changes in the Company’s liability for future policy benefits and the fair value of fixed maturity securities, which constitute forward-looking statements. Actual values may differ materially from those projections presented due to a number of factors, including, without limitation, actual assumptions used to measure the liability for future benefits and market conditions varying from assumptions used in the calculations as well as the sensitivity of blocks of business to individual assumptions. See Note 2 – “Significant Accounting Policies and Pronouncements,” Note 5 – “Future Policy Benefits” and Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information regarding the valuation of the Company’s reserves and investments, respectively.
Differences in experience compared with the assumptions and estimates utilized in establishing premiums receivable, in estimating the reserves for future policy benefits and claim liabilities, or in the determination of fair value and related impairments to investments can have a material effect on the Company’s results of operations and financial condition.
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
•Geographical locations;
•Underlying currency of the contract;
•Ceding company and other factors.
Given the unique risks and highly customized nature the Company’s financial reinsurance business, insurance and reinsurance contracts for the Financial Solutions business are not aggregated with other contracts for the purpose of calculating the liability for future policy benefits.
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

The Company’s liabilities for future policy benefits are sensitive to changes in interest rates and actuarial assumptions such as mortality and morbidity. The following table summarizes the sensitivities of hypothetical changes in significant assumptions related to the Company’s long-duration non-participating and limited pay contracts, for products included in the disaggregated rollforwards in Note 5 – “Future Policy Benefits” in the Notes to Consolidated Financial Statements.

	December 31, 2023 (dollars in millions)
Assumptions	Liability for Future Policy Benefits	Pre-tax Income	Other Comprehensive Income (Loss)
Discount Rate
Effect of an increase by 100 bps	$(3,800)	N/A	$3,800
Effect of an increase by 50 bps	$(2,000)	N/A	$2,000
Effect of a decrease by 50 bps	$2,200	N/A	$(2,200)
Effect of a decrease by 100 bps	$4,600	N/A	$(4,600)
Mortality
Effect of an increase by 1%	$340	$(340)	$—
Effect of a decrease by 1%	$(340)	$340	$—
Morbidity
Effect of an increase by 5%	$430	$(430)	$—
Effect of a decrease by 5%	$(340)	$340	$—
Lapse
Effect of an increase by 10%	$(180)	$180	$—
Effect of a decrease by 10%	$230	$(230)	$—
Valuation of Market Risk Benefits and Derivatives
The Company reinsures certain annuity products that contain terms that are deemed to be market risk benefits or embedded derivatives, primarily variable annuities with guaranteed minimum benefits and equity-indexed annuities.
Variable annuities with guaranteed minimum benefits have been identified as market risk benefits. Market risk benefits are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value using an option-based valuation model based on current net amounts at risk, market data, Company experience, and other factors. Changes in fair value are recognized in net income each period with the exception of the portion of the change in fair value due to a change in the liability’s credit valuation adjustment (“CVA”), which is recognized in other comprehensive income (loss). The liability for market risk benefits totaled $258 million and $247 million as of December 31, 2023 and 2022, respectively.
The Company reinsures certain annuity products that contain terms that are deemed to be embedded derivatives, primarily equity-indexed annuities. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under the general accounting principles for Derivatives and Hedging. If the instrument would not be reported in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried on the consolidated balance sheets at fair value with the host contract.
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

Valuation of Investments, Allowance for Credit Losses and Impairments
The Company primarily invests in fixed maturity securities, mortgage loans, short-term investments, and other invested assets. For investments reported at fair value, the Company utilizes, when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments, and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market valuation techniques, market comparable pricing and the income approach. The Company may utilize information from third parties, such as pricing services and brokers, to assist in determining the fair value for certain investments; however, management is ultimately responsible for all fair values presented in the Company’s consolidated financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices and pricing of assets and liabilities, and approving changes to valuation methodologies and pricing sources. The selection of the valuation technique(s) to apply considers the definition of an exit price and the nature of the investment being valued and significant expertise and judgment is required.
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
Fixed maturity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on fixed maturity securities classified as available-for-sale, less applicable deferred income taxes as well as related adjustments to deferred acquisition costs, if applicable, are reflected as a direct charge or credit to accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity on the consolidated balance sheets.
The interest rate sensitivity relating to the Company’s fixed maturity securities is assessed using hypothetical scenarios that assume positive and negative 50 and 100 basis point parallel shifts in the yield curves. This analysis assumes that the U.S., Canada and other pertinent countries’ yield curve shifts are of equal direction and magnitude. Change in value of individual securities is estimated consistently under each scenario using a commercial valuation tool. The Company’s actual experience may differ from the results noted below particularly due to assumptions utilized or if events differ from those included in the methodology. The following tables summarize the results of this analysis for fixed maturity securities in the Company’s investment portfolio as of December 31, 2023 (dollars in millions):

Interest Rate Analysis of Estimated Fair Value of Fixed Maturity Securities
December 31, 2023:	-100 bps	-50 bps	–	+50 bps	+100 bps
Total estimated fair value	$65,981	$63,117	$60,467	$58,030	$55,807
% Change in estimated fair value from base	9.1%	4.4%	—%	(4.0)%	(7.7)%
$ Change in estimated fair value from base	$5,514	$2,650	$—	$(2,437)	$(4,660)
    Interest rate sensitivity analysis is also used to measure the Company’s interest rate risk related to floating rate securities by computing estimated changes in pretax income for floating rate assets and liabilities over a one year period following an instantaneous, parallel, hypothetical 50 basis point change in market interest rates. The Company’s projected decrease in pretax income associated with floating rate instruments in the event of an instantaneous 50 basis point decrease in market interest rates for its fiscal year ended December 31, 2023, was $28 million.
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
    The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the tax basis of assets and liabilities and the reported amounts and are recognized in net income or in certain cases in other comprehensive income (loss). The Company’s accounting for income taxes represents management’s best estimate of various events and transactions considering the laws enacted as of the reporting date.
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
(i)taxable income in prior carryback years;
(ii)future reversals of existing taxable temporary differences;
(iii)future taxable income exclusive of reversing temporary differences and carryforwards; and
(iv)tax planning strategies.
Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.
    The Company’s policy is to account for global intangible low-taxed income (“GILTI”) as a period cost.
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
    See Note 14 – “Income Tax” in the Notes to Consolidated Financial Statements for further discussion.

Consolidated Results of Operations
Discussions regarding our financial condition and results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, and the year ended December 31, 2022, compared to the year ended December 31, 2021, are presented below.
The following table summarizes the changes in net income for the periods presented.

	For the years ended December 31,
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Revenues	(Dollars in millions, except per share data)
Net premiums	$15,085	$13,078	$12,513	$2,007	$565
Net investment income	3,591	3,161	3,138	430	23
Investment related gains (losses), net	(481)	(539)	567	58	(1,106)
Other revenues	372	527	449	(155)	78
Total revenues	18,567	16,227	16,667	2,340	(440)
Benefits and expenses
Claims and other policy benefits	13,872	11,982	11,673	1,890	309
Future policy benefits remeasurement (gains) losses	(62)	291	567	(353)	(276)
Market risk benefits remeasurement (gains) losses	(10)	10	(58)	(20)	68
Interest credited	864	682	700	182	(18)
Policy acquisition costs and other insurance expenses	1,397	1,344	1,325	53	19
Other operating expenses	1,089	1,009	936	80	73
Interest expense	257	191	139	66	52
Total benefits and expenses	17,407	15,509	15,282	1,898	227
Income before income taxes	1,160	718	1,385	442	(667)
Provision for income taxes	251	197	215	54	(18)
Net income	$909	$521	$1,170	$388	$(649)
Net income (loss) attributable to noncontrolling interest	7	4	—	3	4
Net income available to RGA, Inc. shareholders	$902	$517	$1,170	$385	$(653)
Earnings per share
Basic earnings per share	$13.60	$7.73	$17.26
Diluted earnings per share	13.44	7.64	17.13
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in income in 2023 was primarily the result of the following:
•During 2023, the Company updated its assumptions which resulted in a future policy benefits remeasurement gain of $3 million compared to a future policy benefits remeasurement loss of $242 million in 2022. See Note 5 – “Future Policy Benefits” for additional information.
•An increase in net investment income attributable to an increase in the average invested asset base and higher interest rates on new investments.
•Favorable claims experience in the U.S. and Latin America and Asia Traditional segment during 2023 and future policy benefits remeasurement gains. The unfavorable experience in the prior period, included in future policy benefits remeasurement (gains) losses, was primarily attributable to higher than expected claims as a result of COVID-19 incurred in the first quarter of 2022.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations decreased income before taxes by $15 million due to the weakening of certain foreign currencies compared to the U.S. Dollar, primarily, the Canadian Dollar and the Japanese Yen. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums was primarily due to single premium pension risk transfer (“PRT”) transactions completed during the year during 2023. The PRT single premiums received were offset by an increase in reserves. The remaining increase in premiums is primarily due to organic growth on existing treaties and new business production, measured by the face amount of reinsurance in force, of $363.0 billion during 2023 compared to $408.9 billion during 2022. Consolidated assumed life reinsurance in force increased to $3,704.1 billion as of December 31, 2023, from $3,400.7 billion as of December 31, 2022, due to new business production and changes in foreign exchange rates.

Net investment income and investment related gains and losses
    The increase in net investment income is primarily attributable to an increase in the average invested asset base and higher risk-free rates earned on new investments, partially offset by a decrease in variable investment income associated with joint venture and limited partnership investments:
•The average invested assets at amortized cost, excluding spread related business, totaled $35.9 billion and $34.4 billion in 2023 and 2022, respectively.
•The average yield earned on investments, excluding spread related business, was 4.68% and 4.69% in 2023 and 2022, respectively. Investment yield remained relatively consistent the prior year, primarily due to decreased variable income from limited partnerships and real estate joint ventures, offset by the increase in risk-free interest rates.
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
The decrease in investment related gains (losses), net is attributable to the following:
•Changes in the fair value of free standing derivatives decreased investment related gains (losses), net by $129 million in 2023, compared to $166 million in 2022.
•Changes in the fair value of embedded derivatives associated with modco/funds withheld treaties, decreased investment related gains (losses) by $163 million in 2023, compared to $173 million in 2022.
•The Company incurred $61 million and $39 million of impairments and change in allowance for credit loss during the years ended December 31, 2023 and 2022, respectively.
•See the Investment section within Management Discussion and Analysis, Note 11 – “Investments” and Note 12 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on the changes in allowance for credit losses, impairment losses and derivatives.
The effective tax rate on a consolidated basis was 21.8% and 27.3% for 2023 and 2022, respectively. The effective tax rate for 2023 was greater than the U.S. Statutory rate of 21.0% primarily due to income earned in jurisdictions with tax rates higher than the U.S. and changes to the valuation allowance which were partially offset with benefits from foreign tax credits and return to provision adjustments. The Company continues to record a valuation allowance on certain deferred taxes related to unrealized losses on the Company’s fixed maturity portfolio and considered the need for a valuation allowance on the remaining deferred tax asset associated with the fixed maturity securities. However, based on the ability to carryback and carryforward tax capital losses and the Company’s ability and intention to hold available for sale fixed maturity securities showing an unrealized loss until recovery, as described in Note 11 – “Investments” the Company determined it is more likely than not to realize the remaining deferred tax asset. See Note 14 – “Income Tax” in the Notes to Consolidated Financial Statements for additional information.
Year ended December 31, 2022, compared to year ended December 31, 2021
The decrease in income in 2022 compared to 2021 was primarily the result of the following:
•Changes in the fair value of derivative instruments, excluding embedded derivatives, included in investment related gains (losses), net. For the year ended December 31, 2022, the fair value of these instruments decreased by $301 million, compared to an increase of $90 million in 2022.
•$204 million, pre-tax, of net realized losses, included in investment related gains (losses), net associated with portfolio repositioning and higher interest rates compared to $234 million of net realized gains recognized in the prior year.
•The investment related losses were offset by a decrease in mortality claims as a result of lower COVID-19 claims and favorable non-COVID-19 experience in 2022.

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

	Years ended December 31,
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Modco/Funds withheld:
Change in fair value of funds withheld embedded derivatives	$(163)	$(173)	$107	$10	$(280)
EIAs:
Embedded derivatives – interest credited	6	53	45	(47)	8
Market Risk Benefits:
Market risk benefits remeasurement gains (losses)	10	(10)	58	20	(68)
Related freestanding derivatives	(50)	(62)	(71)	12	9
Net effect	(40)	(72)	(13)	32	(59)
Net effect after related freestanding derivatives	$(197)	$(192)	$139	$(5)	$(331)

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
The following table summarizes income before income taxes for the Company’s U.S. and Latin America operations for the periods presented:

For the year ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
(dollars in millions)
Revenues
Net premiums	$8,544	$6,656	$6,299	$1,888	$357
Net investment income	1,929	1,959	1,959	(30)	—
Investment related gains (losses), net	(263)	(294)	85	31	(379)
Other revenues	237	290	298	(53)	(8)
Total revenues	10,447	8,611	8,641	1,836	(30)
Benefits and expenses
Claims and other policy benefits	8,109	6,338	6,021	1,771	317
Future policy benefits remeasurement (gains) losses	45	234	242	(189)	(8)
Market risk benefits remeasurement (gains) losses	(10)	10	(58)	(20)	68
Interest credited	600	555	635	45	(80)
Policy acquisition costs and other insurance expenses	952	892	871	60	21
Other operating expenses	263	242	206	21	36
Total benefits and expenses	9,959	8,271	7,917	1,688	354
Income (loss) before income taxes	$488	$340	$724	$148	$(384)
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in income before income taxes in 2023 was primarily the result of a decrease in remeasurement losses due to assumption updates and favorable claims experience in 2023 as compared to the prior year in U.S. Traditional lines of business, partially offset by a recapture fee earned on a terminated Capital Solutions transaction in 2022.
Year ended December 31, 2022, compared to year ended December 31, 2021
The decrease in income before income taxes in 2022 was primarily driven by higher investment related losses and a decrease in the fair value of the embedded derivatives associated with modco/funds withheld treaties within Financial Solutions and unfavorable impacts from assumption updates in the U.S. Traditional lines of business, partially offset by favorable claims experience in 2022 as compared to 2021.

Traditional Reinsurance

For the year ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
(dollars in millions)
Revenues
Net premiums	$7,023	$6,590	$6,244	$433	$346
Net investment income	778	900	889	(122)	11
Investment related gains, net	6	48	6	(42)	42
Other revenues	16	27	18	(11)	9
Total revenues	7,823	7,565	7,157	258	408
Benefits and expenses
Claims and other policy benefits	6,429	6,133	5,835	296	298
Future policy benefits remeasurement (gains) losses	74	262	249	(188)	13
Market risk benefits remeasurement (gains) losses	—	—	—	—	—
Interest credited	75	69	70	6	(1)
Policy acquisition costs and other insurance expenses	730	722	714	8	8
Other operating expenses	197	184	156	13	28
Total benefits and expenses	7,505	7,370	7,024	135	346
Income (loss) before income taxes	$318	$195	$133	$123	$62
Key metrics
Life reinsurance in force	$1,703.6 billion	$1,672.2 billion	$1,628.4 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$17	$170	$34
Effect of actual variances from expected experience	$57	$92	$215
Loss ratio (1)	92.6%	97.0%	97.4%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	10.4%	11.0%	11.4%
Other operating expenses as a percentage of net premiums	2.8%	2.8%	2.5%
(1) Includes Claims and other policy benefits and Future policy benefits remeasurements (gains) losses
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in income before income taxes in 2023 for the U.S. and Latin America Traditional segment was primarily due to organic growth on existing treaties as well as new business treaties, a decrease in remeasurement losses due to assumption updates in 2023 as compared to the prior year and improved claims experience across all lines of business in 2023, driven in large part by a significant reduction in COVID-19 claims compared to 2022, partially offset by lower variable investment income in the current period.
Revenues
•The increase in net premiums was primarily due to organic growth on existing treaties as well as new business. The segment added new life business production, measured by face amount of reinsurance in force, of $154.3 billion and $145.9 billion during 2023 and 2022, respectively. Also contributing to the increase in net premiums was the recapture of a retrocession treaty, effective April 1, 2023, which resulted in a reduction in ceded premium in the current year.
•The decrease in net investment income was primarily due to a decrease in variable investment income, partially offset by higher yields.
Benefits and expenses
•The decrease in future policy benefits remeasurement losses in 2023 was attributable to a remeasurement loss in the amount of $17 million as a result of updating the assumptions used to measure the liability for future policy benefits compared to a remeasurement loss of $170 million in 2022 from assumption updates, and favorable claims experience relative to the prior year. The favorable claims experience was primarily in the U.S. Individual Life business and, in large part, related to reduced COVID-19 claims in 2023.
•The decrease in policy acquisition costs and other insurance expenses as a percentage of net premiums was less than 1% and primarily due to varying allowance levels within coinsurance type arrangements and the mix of new business between coinsurance versus yearly renewable term.

Year ended December 31, 2022, compared to year ended December 31, 2021
The increase in income before income taxes in 2022 for the U.S. and Latin America Traditional segment was primarily due to organic growth on existing treaties as well as new business and favorable claims experience in 2022 relative to period year, primarily in the U.S. Individual Life business in large part, related to COVID-19 claims, partially offset by unfavorable impacts from assumption updates in 2022 as compared to 2021.
Financial Solutions

For the year ended December 31,	2023			2022			2021
(dollars in millions)	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
Revenues
Net premiums	$1,521	$—	$1,521	$66	$—	$66	$55	$—	$55
Net investment income	1,149	2	1,151	1,054	5	1,059	1,067	3	1,070
Investment related gains (losses), net	(269)	—	(269)	(342)	—	(342)	79	—	79
Other revenues	122	99	221	111	152	263	172	108	280
Total revenues	2,523	101	2,624	889	157	1,046	1,373	111	1,484
Benefits and expenses
Claims and other policy benefits	1,680	—	1,680	205	—	205	186	—	186
Future policy benefits remeasurement (gains) losses	(29)	—	(29)	(28)	—	(28)	(7)	—	(7)
Market risk benefits remeasurement (gains) losses	(10)	—	(10)	10	—	10	(58)	—	(58)
Interest credited	525	—	525	486	—	486	565	—	565
Policy acquisition costs and other insurance expenses	215	7	222	169	1	170	149	8	157
Other operating expenses	53	13	66	46	12	58	37	13	50
Total benefits and expenses	2,434	20	2,454	888	13	901	872	21	893
Income before income taxes	$89	$81	$170	$1	$144	$145	$501	$90	$591

For the year ended December 31,	2023 vs 2022			2022 vs 2021
(dollars in millions)	Asset-Intensive	Capital Solutions	Total	Asset-Intensive	Capital Solutions	Total
Revenues
Net premiums	$1,455	$—	$1,455	$11	$—	$11
Net investment income	95	(3)	92	(13)	2	(11)
Investment related gains (losses), net	73	—	73	(421)	—	(421)
Other revenues	11	(53)	(42)	(61)	44	(17)
Total revenues	1,634	(56)	1,578	(484)	46	(438)
Benefits and expenses
Claims and other policy benefits	1,475	—	1,475	19	—	19
Future policy benefits remeasurement (gains) losses	(1)	—	(1)	(21)	—	(21)
Market risk benefits remeasurement (gains) losses	(20)	—	(20)	68	—	68
Interest credited	39	—	39	(79)	—	(79)
Policy acquisition costs and other insurance expenses	46	6	52	20	(7)	13
Other operating expenses	7	1	8	9	(1)	8
Total benefits and expenses	1,546	7	1,553	16	(8)	8
Income before income taxes	$88	$(63)	$25	$(500)	$54	$(446)
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in income before income taxes in 2023 for the U.S. and Latin America Financial Solutions segment was primarily due to the change in the fair value of embedded derivatives and market risk benefits remeasurement gains (losses), net of the change in the fair value of the associated free standing derivatives, and higher net investment income due to increases in interest rates in Asset-Intensive, partially offset by a decrease in Capital Solutions associated with a recapture fee earned on a terminated transaction in 2022.
The increase in premiums was primarily due to single premium pension risk transfer (“PRT”) transactions completed in 2023, which are offset by an associated increase in reserves.
The book value of the invested asset base supporting asset-intensive transactions decreased to $20.9 billion as of December 31, 2023, from $23.8 billion as of December 31, 2022.
•The decrease in the asset base was primarily due to $2.4 billion of net run off in existing in force transactions and $2.6 billion associated with an in force retrocession transaction, partially offset by $2.1 billion from new transactions.

•As of December 31, 2023 and 2022, $3.7 billion and $4.2 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% was associated with two clients.
Capital Solutions
The decrease in income before income taxes for the U.S. and Latin America Capital Solutions line of business was primarily due to a non-recurring recapture fee earned on a terminated transaction in 2022. Fees earned from this business can vary significantly depending on the size of the transaction and the timing of their completion and therefore can fluctuate from period to period.
As of December 31, 2023 and 2022, the amount of reinsurance assumed in Capital Solutions transactions, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $25.5 billion and $25.7 billion, respectively.
Asset-Intensive
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
Income from the asset-intensive business tends to be volatile due to changes in the fair value of certain derivatives, including embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis, embedded derivatives associated with the Company’s reinsurance of EIAs and changes in the fair value of market risk benefits associated with guaranteed minimum benefit riders. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including risk-free rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of fair value of assets and liabilities.
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

For the year ended December 31,	2023	2022	2021
(dollars in millions)
Revenues
Total revenues	$2,523	$889	$1,373
Less:
Embedded derivatives – modco/funds withheld treaties	(167)	(221)	101
Derivatives hedging market risk benefits	(50)	(62)	(71)
Revenues before certain derivatives and market risk benefits	2,740	1,172	1,343
Benefits and expenses
Total benefits and expenses	2,434	888	872
Less:
Equity-indexed annuities	(6)	(53)	(45)
Market risk benefits remeasurement (gains) losses	(10)	10	(58)
Benefits and expenses before certain derivatives and market risk benefits	2,450	931	975
Income (loss) before income taxes
Income (loss) before income taxes	89	1	501
Less:
Embedded derivatives – modco/funds withheld treaties	(167)	(221)	101
Market risk benefits remeasurement (gains) losses and related free standing derivatives	(40)	(72)	(13)
Equity-indexed annuities	6	53	45
Income before income taxes and certain derivatives	$290	$241	$368
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the years ended December 31, 2023 and 2022.

    The change in fair value of the embedded derivatives related to modco/funds withheld treaties decreased income before income taxes by $167 million in 2023, which was primarily driven by the impact of lower risk-free interest rates on funds withheld liability balances. The decrease in fair value in 2022 was primarily driven by the impact of higher risk-free interest rates and widening credit spreads on funds withheld receivable balances.
Market Risk Benefits – Represents the impact related to market risk benefits, which consist of guaranteed minimum benefits associated with the Company’s reinsurance of certain annuity products including the associated free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to economically hedge the market risk benefit. The change in fair value of the market risk benefits, net of the changes in the associated free standing derivatives, decreased income before income taxes by $40 million in 2023. The decrease in income for 2023 was primarily due to increasing interest rates. The decrease in income for 2022 was attributable to a change in the benchmark rate to the secured overnight financing rate and increasing interest rates.
    Equity-Indexed Annuities – Represents changes in the liability for equity-indexed annuities in excess of changes in account value. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased income before income taxes by $6 million in 2023 and $53 million in 2022, primarily due to an increase in interest rates which had the impact of lowering the fair value of the liability.
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
•Income before income taxes and certain derivatives and market risk benefits increased by $49 million in 2023, primarily due to higher investment income and higher investment related gains (losses), net in coinsurance and funds withheld portfolios due to increases in interest rates.
•Revenue before certain derivatives and market risk benefits increased by $1,568 million in 2023, primarily due to PRT single premiums and higher investment income due to an increase in interest rates. PRT premiums are offset by a corresponding increase in future policy benefits.
•Benefits and expenses before certain derivatives and market risk benefits increased by $1,519 million in 2023, primarily due to the establishment of liabilities for future policy benefits associated with PRT transactions, which was offset by a corresponding increase in premiums, for a net loss impact of $42 million related to the 2023 PRT transaction.
Year ended December 31, 2022, compared to year ended December 31, 2021
The decrease in income before income taxes in 2022 for the U.S. and Latin America Financial Solutions segment was primarily due to lower investment related gains (losses), net primarily due to a decrease in the fair value of embedded derivatives related to modco/funds withheld treaties and higher net investment related losses in coinsurance portfolios, partially offset by a recapture fee earned on a termination transaction on Capital Solutions business in 2022.

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

For the year ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
(dollars in millions)
Revenues
Net premiums	$1,305	$1,314	$1,284	$(9)	$30
Net investment income	250	255	263	(5)	(8)
Investment related gains (losses), net	9	2	3	7	(1)
Other revenues	16	14	13	2	1
Total revenues	1,580	1,585	1,563	(5)	22
Benefits and expenses
Claims and other policy benefits	1,208	1,215	1,166	(7)	49
Future policy benefits remeasurement (gains) losses	(8)	(14)	24	6	(38)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—
Interest credited	1	—	—	1	—
Policy acquisition costs and other insurance expenses	186	205	222	(19)	(17)
Other operating expenses	50	44	41	6	3
Total benefits and expenses	1,437	1,450	1,453	(13)	(3)
Income before income taxes	$143	$135	$110	$8	$25
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in income before income taxes in 2023 was primarily due to favorable experience on longevity business in the Financial Solutions segment, an increase in investment related gains, net and lower operating expenses.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations in the Canadian dollar resulted in a $2 million decrease in income before income taxes in 2023. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Year ended December 31, 2022, compared to year ended December 31, 2021
The increase in income before income taxes in 2022 was primarily due to future policy remeasurement gains as compared to future policy benefits remeasurement losses in 2021, partially offset by a decrease in investment income and unfavorable claims experience in the individual mortality and group lines of business.

Traditional Reinsurance

For the year ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
(dollars in millions)
Revenues
Net premiums	$1,215	$1,219	$1,194	$(4)	$25
Net investment income	246	250	259	(4)	(9)
Investment related gains (losses), net	9	2	3	7	(1)
Other revenues	4	4	2	—	2
Total revenues	1,474	1,475	1,458	(1)	17
Benefits and expenses
Claims and other policy benefits	1,130	1,129	1,084	1	45
Future policy benefits remeasurement (gains) losses	22	(2)	(2)	24	—
Market risk benefits remeasurement (gains) losses	—	—	—	—	—
Interest credited	1	—	—	1	—
Policy acquisition costs and other insurance expenses	184	203	219	(19)	(16)
Other operating expenses	46	41	36	5	5
Total benefits and expenses	1,383	1,371	1,337	12	34
Income (loss) before income taxes	$91	$104	$121	$(13)	$(17)
Key metrics
Life reinsurance in force	$493.5 billion	$463.6 billion	$472.6 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$13	$1	$—
Effect of actual variances from expected experience	$9	$(3)	$(2)
Loss ratio (1)	94.8%	92.5%	90.6%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	15.1%	16.7%	18.3%
Other operating expenses as a percentage of net premiums	3.8%	3.4%	3.0%
(1) Includes Claims and other policy benefits and Future policy benefits remeasurements (gains) losses
Year ended December 31, 2023, compared to year ended December 31, 2022
The decrease in income before income taxes in 2023 was primarily due to higher future policy benefits remeasurement losses as compared to the same period in 2022 due to updating mortality assumptions during the third quarter of 2023 and due to unfavorable claims experience for the year. The remeasurement losses were partially offset by lower policy acquisition costs and other insurance expenses.
Revenues
•The decrease in premiums was the result of foreign currency fluctuations. Excluding the impact of foreign currency fluctuations, the increase in net premiums was primarily due to organic growth.
•The segment added new life business production, measured by face amount of reinsurance in force, of $44.1 billion and $48.2 billion during 2023 and 2022, respectively.
•The decrease in net investment income was primarily due to decreased variable investment income, partially offset by an increase in the invested asset base.
Benefits and expenses
•During 2023, the Company updated its assumptions which resulted in a future policy benefits remeasurement loss of $13 million due to updating mortality assumptions.
•The increase in the loss ratio for 2023 was primarily due to future policy remeasurement losses as compared to future policy benefits remeasurement gains in 2022, primarily as a result of the 2023 assumption updates and unfavorable claims experience.
•The decrease in policy acquisition costs was primarily due to lower allowances and ceded expenses.
Year ended December 31, 2022, compared to year ended December 31, 2021
The decrease in income before income taxes in 2022 was primarily due to unfavorable claims experience in the individual mortality and group lines of business and lower investment income.

Financial Solutions

For the year ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
(dollars in millions)
Revenues
Net premiums	$90	$95	$90	$(5)	$5
Net investment income	4	5	4	(1)	1
Investment related gains (losses), net	—	—	—	—	—
Other revenues	12	10	11	2	(1)
Total revenues	106	110	105	(4)	5
Benefits and expenses
Claims and other policy benefits	78	86	82	(8)	4
Future policy benefits remeasurement (gains) losses	(30)	(12)	26	(18)	(38)
Market risk remeasurement (gains) losses	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	2	2	3	—	(1)
Other operating expenses	4	3	5	1	(2)
Total benefits and expenses	54	79	116	(25)	(37)
Income before income taxes	$52	$31	$(11)	$21	$42
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(22)	$—	$36
Effect of actual variances from expected experience	$(8)	$(12)	$(10)
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in income before income taxes in 2023 was the result of a future policy remeasurement gain of $22 million due to updating mortality assumptions.
Year ended December 31, 2022, compared to year ended December 31, 2021
The increase in income before income taxes in 2022 was primarily the result of future policy benefits remeasurement gains recognized in 2022 as compared to future policy benefits remeasurements losses recognized in 2021.

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

For the year ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
(dollars in millions)
Revenues
Net premiums	$2,233	$2,222	$2,088	$11	$134
Net investment income	300	227	282	73	(55)
Investment related gains (losses), net	(44)	(26)	49	(18)	(75)
Other revenues	16	21	10	(5)	11
Total revenues	2,505	2,444	2,429	61	15
Benefits and expenses
Claims and other policy benefits	1,985	2,014	2,015	(29)	(1)
Future policy benefits remeasurement (gains) losses	(41)	(36)	29	(5)	(65)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—
Interest credited	(1)	(24)	4	23	(28)
Policy acquisition costs and other insurance expenses	93	84	114	9	(30)
Other operating expenses	189	178	157	11	21
Total benefits and expenses	2,225	2,216	2,319	9	(103)
Income (loss) before income taxes	$280	$228	$110	$52	$118
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in income before income taxes in 2023 was primarily the result of increased net investment income and favorable remeasurement gains and claims experience on longevity business in the Financial Solutions segment.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $2 million increase in income before income taxes in 2023. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Year ended December 31, 2022, compared to year ended December 31, 2021
The increase in income before income taxes in 2022 was the result of increased net premiums, partially offset by decreases in net investment income and investment related gains (losses), net.

Traditional Reinsurance

For the year ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
(dollars in millions)
Revenues
Net premiums	$1,775	$1,736	$1,738	$39	$(2)
Net investment income	91	76	75	15	1
Investment related gains (losses), net	—	—	—	—	—
Other revenues	—	6	(3)	(6)	9
Total revenues	1,866	1,818	1,810	48	8
Benefits and expenses
Claims and other policy benefits	1,622	1,586	1,719	36	(133)
Future policy benefits remeasurement (gains) losses	48	(15)	25	63	(40)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	86	77	104	9	(27)
Other operating expenses	131	124	112	7	12
Total benefits and expenses	1,887	1,772	1,960	115	(188)
Income (loss) before income taxes	$(21)	$46	$(150)	$(67)	$196
Key metrics
Life reinsurance in force	$960.1 billion	$735.4 billion	$861.6 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$47	$13	$(5)
Effect of actual variances from expected experience	$1	$(28)	$30
Loss ratio (1)	94.1%	90.5%	100.3%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	4.8%	4.4%	6.0%
Other operating expenses as a percentage of net premiums	7.4%	7.1%	6.4%
(1) Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
Year ended December 31, 2023, compared to year ended December 31, 2022
The decrease in income before income taxes in 2023 was primarily due to future policy benefits remeasurement losses as compared to future policy benefits remeasurement gains in 2022 and unfavorable claims experience, partially offset by an increase in net premiums.
Revenues
•The increase in net premiums was due to increases in business volume on new and existing treaties. The segment added new life business production, measured by face amount of reinsurance in force, of $113.7 billion and $169.4 billion during 2023 and 2022, respectively.
Benefits and expenses
•The increase in the loss ratio was due to an update of mortality assumptions primarily in the UK and a worsening in mortality experience primarily in the UK and South Africa.
•During 2023 and 2022, the Company updated its mortality assumptions which resulted in a future policy benefits remeasurement loss of $47 million in 2023 compared to a future policy benefits remeasurement loss of $13 million in 2022.
Year ended December 31, 2022, compared to year ended December 31, 2021
The increase in income before income taxes in 2022 was the result of an improvement in individual life mortality experience and future policy remeasurement gains as compared to future policy remeasurement losses in 2022.

Financial Solutions

For the year ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
(dollars in millions)
Revenues
Net premiums	$458	$486	$350	$(28)	$136
Net investment income	209	151	207	58	(56)
Investment related gains (losses), net	(44)	(26)	49	(18)	(75)
Other revenues	16	15	13	1	2
Total revenues	639	626	619	13	7
Benefits and expenses
Claims and other policy benefits	363	428	296	(65)	132
Future policy benefits remeasurement (gains) losses	(89)	(21)	4	(68)	(25)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—
Interest credited	(1)	(24)	4	23	(28)
Policy acquisition costs and other insurance expenses	7	7	10	—	(3)
Other operating expenses	58	54	45	4	9
Total benefits and expenses	338	444	359	(106)	85
Income before income taxes	$301	$182	$260	$119	$(78)
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(34)	$(14)	$—
Effect of actual variances from expected experience	$(55)	$(7)	$4
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in income before income taxes in 2023 was primarily due to increases in net investment income, higher future policy benefits remeasurement gains and favorable claims experience related to closed longevity blocks, partially offset by decreased net premiums.
Revenues
•The decrease in net premiums was primarily due to an increase in the ceded premiums on closed block longevity transactions.
•The increase in net investment income was primarily related to higher yield and higher income associated with unit-linked policies which fluctuate with market performance and are offset by an increase in interest credited related to the unit-linked liabilities, as well as market value movements on funds withheld assets.
•The increase in investment related losses was primarily due to fluctuations in the fair market value of CPI swap derivatives due to changes in future inflation expectations and higher investment related losses on fixed-income securities.
Benefits and expenses
•The decrease in claims and other policy benefits was the result of favorable longevity experience and an increased level of external retrocession coverage on closed block longevity transactions.
Year ended December 31, 2022, compared to year ended December 31, 2021
The decrease in income before income taxes in 2022 was primarily due to decreases in net investment income, investment related gains (losses), net and an increased volume of claims, partially offset by increases in net premiums.

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

For the year ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
(dollars in millions)
Revenues
Net premiums	$3,003	$2,886	$2,842	$117	$44
Net investment income	728	469	324	259	145
Investment related gains (losses), net	(100)	(193)	18	93	(211)
Other revenues	69	195	61	(126)	134
Total revenues	3,700	3,357	3,245	343	112
Benefits and expenses
Claims and other policy benefits	2,570	2,415	2,471	155	(56)
Future policy benefits remeasurement (gains) losses	(58)	107	272	(165)	(165)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—
Interest credited	203	119	57	84	62
Policy acquisition costs and other insurance expenses	257	250	223	7	27
Other operating expenses	243	226	203	17	23
Total benefits and expenses	3,215	3,117	3,226	98	(109)
Income before income taxes	$485	$240	$19	$245	$221
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in income before income taxes in 2023 was primarily due to increased net investment income related to an increase in the asset base from new asset-intensive transactions in the Financial Solutions segment, increased net premiums, and future policy benefits remeasurement gains, as compared to future policy benefits remeasurement losses in 2022.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $10 million decrease in income before income taxes in 2023. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Year ended December 31, 2022, compared to year ended December 31, 2021
The increase in income before income taxes in 2022 was primarily due to favorable claims experience, increases in net investment income, and a decrease in future policy benefit remeasurement losses, partially offset by unfavorable fluctuations in the fair value of derivatives within the Financial Solutions segment.

Traditional Reinsurance

For the year ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
(dollars in millions)
Revenues
Net premiums	$2,785	$2,650	$2,624	$135	$26
Net investment income	242	199	186	43	13
Investment related gains (losses), net	7	12	(1)	(5)	13
Other revenues	16	21	19	(5)	2
Total revenues	3,050	2,882	2,828	168	54
Benefits and expenses
Claims and other policy benefits	2,340	2,192	2,281	148	(89)
Future policy benefits remeasurement (gains) losses	(56)	100	272	(156)	(172)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	176	190	172	(14)	18
Other operating expenses	218	206	184	12	22
Total benefits and expenses	2,678	2,688	2,909	(10)	(221)
Income (loss) before income taxes	$372	$194	$(81)	$178	$275
Key metrics
Life reinsurance in force	$528.6 billion	$518.6 billion	$497.4 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(2)	$75	$122
Effect of actual variances from expected experience	$(54)	$25	$150
Loss ratio (1)	82.0%	86.5%	97.3%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	6.3%	7.2%	6.6%
Other operating expenses as a percentage of net premiums	7.8%	7.8%	7.0%
(1) Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in income before income taxes in 2023 was primarily the result of higher net investment income and favorable underwriting results.
Revenues
•The increase in net premiums was primarily due to continued business growth in the segment.
•The segment added new life business production, measured by face amount of reinsurance in force, of $43.0 billion and $45.3 billion during 2023 and 2022, respectively.
•The increase in net investment income was attributable to an increase in investment yield due to an increase in interest rates.
Benefits and expenses
•The decrease in the loss ratio for 2023 was primarily due to future policy benefits remeasurement gains recognized in 2023.
•During 2023 and 2022, the Company updated its mortality and morbidity assumptions which resulted in a future policy benefits remeasurement gain of $2 million in 2023, compared to a future policy benefits remeasurement loss of $75 million in 2022.
Year ended December 31, 2022, compared to year ended December 31, 2021
The increase in income before income taxes in 2022 was primarily due to favorable claims experience and a decrease in future policy benefits remeasurement losses as compared to 2021.

Financial Solutions

For the year ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
(dollars in millions)
Revenues
Net premiums	$218	$236	$218	$(18)	$18
Net investment income	486	270	138	216	132
Investment related gains (losses), net	(107)	(205)	19	98	(224)
Other revenues	53	174	42	(121)	132
Total revenues	650	475	417	175	58
Benefits and expenses
Claims and other policy benefits	230	223	190	7	33
Future policy benefits remeasurement (gains) losses	(2)	7	—	(9)	7
Market risk benefits remeasurement (gains) losses	—	—	—	—	—
Interest credited	203	119	57	84	62
Policy acquisition costs and other insurance expenses	81	60	51	21	9
Other operating expenses	25	20	19	5	1
Total benefits and expenses	537	429	317	108	112
Income (loss) before income taxes	$113	$46	$100	$67	$(54)
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—	$—
Effect of actual variances from expected experience	$(2)	$7	$—
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in income before income taxes in 2023 was attributable to new business growth and an increase in investment income, primarily from new asset-intensive transactions.
The invested asset base supporting asset-intensive transactions increased to $15.0 billion as of December 31, 2023, from $12.2 billion as of December 31, 2022, primarily due to approximately $2.0 billion in additional assets from recently executed transactions and net organic growth of $0.8 billion from existing in-force blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.2 billion and $1.1 billion for the year ended December 31, 2023 and 2022, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Revenues
•The decrease in net premiums was driven by lower contributions from single premium asset-intensive transactions, partially offset by contributions from recently executed asset-intensive transactions.
•The increase in net investment income was the result of a growing asset base and improved yields from increased interest rates.
•The decrease in investment related losses, net was attributable to an increase in the fair value of derivatives of $75 million and investment losses associated with higher lapses in the prior year. Investment losses associated with higher lapses in the prior year were offset by surrender and market value adjustment charges.
•The decrease in other revenues was primarily due to surrender and market value adjustment charges associated with higher lapses in the prior year.
Benefits and expenses
•The increase in interested credited was driven by liabilities associated with the growing asset base.
•The increase in policy acquisition costs and other insurance expenses was the result of recently executed asset-intensive transactions, partially offset by lower contributions from single premium asset-intensive transactions.
Year ended December 31, 2022, compared to year ended December 31, 2021
The decrease in income before income taxes in 2022 was attributable to unfavorable fluctuations in the fair value of derivatives, partially offset by new business growth.

Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt and service business expenses. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. The Company invests in this area in an effort to both support its clients and accelerate the development of innovative solutions and services to increase consumer engagement within the life insurance industry and hence generate new future revenue streams.

For the year ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
(dollars in millions)
Revenues
Net premiums	$—	$—	$—	$—	$—
Net investment income	384	251	310	133	(59)
Investment related gains (losses), net	(83)	(28)	412	(55)	(440)
Other revenues	34	7	67	27	(60)
Total revenues	335	230	789	105	(559)
Benefits and expenses
Claims and other policy benefits	—	—	—	—	—
Future policy benefits remeasurement (gains) losses	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	—	—	—	—	—
Interest credited	61	32	4	29	28
Policy acquisition costs and other insurance income	(91)	(87)	(105)	(4)	18
Other operating expenses	344	319	329	25	(10)
Interest expense	257	191	139	66	52
Total benefits and expenses	571	455	367	116	88
Income/(loss) before income taxes	$(236)	$(225)	$422	$(11)	$(647)
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in loss before income taxes in 2023 was primarily attributable to an increase in interest expense and an increase in investment related losses, net, partially offset by an increase in net investment income.
Revenues
•The increase in net investment income was attributable to higher yields and a higher unallocated invested asset base.
•The increase in investment related losses, net was primarily attributable to an increase in realized losses on sales of fixed maturity securities and unrealized losses on derivatives compared to unrealized gains in the prior year.
•The increase in other revenues was primarily attributable to an increase in the cash surrender value on corporate-owned life insurance compared to a decrease in value in the prior year.
Expenses
•The increase in interest credited was primarily attributable to an increase in interest rates on FHLB funding agreements and new FABN issuances during 2023.
•The increase in other operating expenses was primarily attributable to an increase in retirement benefit related costs and incentive compensation expense.
•The increase in interest expense was primarily attributable to an increase in outstanding debt.
Year ended December 31, 2022, compared to year ended December 31, 2021
The decrease in income before income taxes in 2022 was primarily attributable to a decrease in investment related gains (losses), net, partially offset by an increase in interest expense primarily attributable to an increase in outstanding debt.

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
Current Market Environment
    The Company’s average investment yield, excluding spread related business, for 2023 was 4.68%, 1 basis point below the same period in 2022 due to a decrease in variable investment income. The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. Gross unrealized gains on fixed maturity securities available-for-sale increased from $0.6 billion at December 31, 2022, to $1.1 billion at December 31. 2023. Additionally, gross unrealized losses decreased from $7.3 billion at December 31, 2022, to $5.6 billion at December 31, 2023.
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
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2023, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 17 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There were borrowings of $128 million and $304 million outstanding under the intercompany revolving credit facility as of December 31, 2023 and 2022, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiaries, RGA Americas and RGA International Division Sydney Office Pty Limited, provided loans to RGA Australian Holdings Pty Limited with a total outstanding balance of $41 million and $41 million as of December 31, 2023 and 2022, respectively.
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
Undistributed earnings of the Company’s foreign subsidiaries are generally targeted for reinvestment outside of the U.S. As of December 31, 2023, the amount of cash and cash equivalents and short-term investments held by the Company’s subsidiaries that are taxed in a foreign jurisdiction was $865 million. The Global Intangible Low-Taxed Income (“GILTI”) and Subpart F provisions of generally eliminate U.S. federal income tax deferral on earnings of foreign subsidiaries, while the dividend received deduction generally allows for tax-free repatriation of any untaxed earnings. Therefore, the Company does not expect to incur any material incremental U.S. federal income tax on repatriation of these earnings. Incremental foreign withholding taxes are not expected to be material.
RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, it has in recent years repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors. On January 23, 2024, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	2023	2022	2021
Dividends to shareholders	$219	$205	$194
Purchase of common stock (1)	200	75	96
Total amount paid to shareholders	$419	$280	$290

Number of common shares purchased (1)	1,372,131	599,254	852,037
Average price per share	$145.76	$125.15	$112.67
(1)Excludes shares utilized to execute and settle certain stock incentive awards.
RGA declared dividends totaling $3.30 per share in 2023. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.
See Note 18 – “Financing Activities” and Note 20 – “Equity” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.

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
As of December 31, 2023 and 2022, the Company had $4.5 billion and $4.0 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2023 and 2022, the average interest rate on long-term debt outstanding was 5.09% and 4.71%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
On June 8, 2023, the Company issued 6.0% fixed rate senior notes due 2033 with a face amount of $400 million, which was used to repay upon maturity the $400 million 4.70% Senior Notes that matured on September 15, 2023. Capitalized issuance costs were $4 million.
On March 23, 2023, Chesterfield Reinsurance Company, a subsidiary of RGA, issued 7.125% Surplus Notes due 2043, with a face amount of $500 million. Capitalized issue costs were $6 million. The face amount is expected to be repaid over the term of the loan based on available funds and regulatory approval. As of December 31, 2023, the amount outstanding is $475 million.
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
On September 23, 2022, RGA issued 7.125% fixed-rate reset subordinated debentures due October 15, 2052, with a face amount of $700 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $690 million, and a portion was used to pay for the tender offer and redemption of the 2042 Debentures. The remaining proceeds will be used for general corporate purposes. Capitalized issue costs were approximately $9 million.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its syndicated revolving credit facility that matures in August 2028. As of December 31, 2023, the Company had no cash borrowings outstanding and no issued, but undrawn, letters of credit under this facility.
    Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next twelve months.
Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At December 31, 2023, there were approximately $54 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2023, $0.7 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company. See Note 18 – “Financing Activities” in the Notes to Consolidated Financial Statements for information regarding the Company’s letter of credit facilities.
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
Statutory capital may be significantly reduced if the unlicensed unaffiliated or unlicensed affiliated reinsurer is unable to provide the required collateral to support its statutory reserve credits and it cannot find an alternative source for collateral. The demand for financing of the ceded reserve credits associated with the Company’s assumed term life business has grown at a slower rate in recent years. The Company has been able to utilize RGA Americas, as a reciprocal jurisdiction reinsurer and as a certified reinsurer, as a means of reducing the burden of financing PBR, Regulation XXX and other types of reserves. The Company’s PBR and Regulation XXX statutory reserve requirements associated with term life business and other statutory reserve requirements continues to require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other funding mechanisms to support reserve credits of its U.S. domiciled operating company subsidiaries. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced, while the regulatory capital requirements for these subsidiaries would not change. The reduction in regulatory capital would not directly affect the Company’s consolidated shareholders’ equity under GAAP; however, it could affect the Company’s ability to write new business and retain existing business.
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
It is possible that the NAIC could place limits on the recognition of the Company’s capital held in related party captives with respect to its group calculation. Doing so would adversely impact the amount of capital that the group would otherwise be able to recognize and report as capital resident in the group, potentially requiring the Company to restructure or change the financing of its captives.
In the U.S., the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the MDCI. In addition, the introduction of the reciprocal jurisdiction reinsurer has provided another alternative way to manage collateral requirements. In 2022, RGA Americas was designated as a reciprocal jurisdiction reinsurer by the MDCI. These designations allow the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Therefore, the Company has chosen not to establish captives subject to Actuarial Guideline 48. In 2023, RGA Americas’ status as a reciprocal jurisdiction reinsurer has been approved by 21 states.
Assets in Trust
    The Company enters into reinsurance treaties in the ordinary course of business. In some cases, if the credit rating and/or defined statutory measures of the Company declines to certain levels, the reinsurance treaty would require the Company to post collateral or additional collateral to secure the Company’s obligations under such reinsurance treaty, obtain guarantees, permit the ceding company to recapture such reinsurance treaty, or some other negotiated remedy. As of December 31, 2023, neither the Company nor its subsidiaries have been required to post additional collateral or have had a reinsurance treaty recaptured as a result of a credit downgrade or a defined statutory measure decline.
    In addition, certain reinsurance treaties require the Company to place assets in trust at the time of closing to collateralize its obligations to the ceding company. Assets placed in trust continue to be owned by the Company, but their beneficial ownership and use are restricted based on the terms of the trust agreement. Securities with an amortized cost of $3.5 billion were held in trust for the benefit of the Company’s subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2023. Additionally, securities with an amortized cost of $32.8 billion as of December 31, 2023, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary to another subsidiary, post additional collateral or make payments under a given reinsurance treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a reinsurance treaty, or loss of license or other regulatory authorization of such subsidiary. If the Company was ever required to move reinsurance from one subsidiary to another subsidiary, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional collateral may need to be posted or additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
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

Guarantees
The Company has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, the Company or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide additional security, particularly in cases where the Company’s subsidiary is relatively new, unrated, or not of significant size, relative to the ceding company. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. The Company has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations. See Note 17 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents the amounts for guarantees, by type, issued by the Company.
In addition, the Company indemnifies its directors and officers pursuant to its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Off-Balance Sheet Arrangements
The Company has commitments to fund investments in limited partnerships, joint ventures, commercial mortgage loans, lifetime mortgages, private placement investments and bank loans, including revolving credit agreements. See Note 17 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for additional information on the Company’s commitments to fund investments and other off-balance sheet arrangements.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a syndicated revolving credit facility, under which the Company had availability of $850 million as of December 31, 2023. The Company also has $712 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) as of December 31, 2023. As of December 31, 2023, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its cash and cash equivalents along with its current sources of liquidity are adequate to meet its cash requirements for the next twelve months.

Summary of Primary Sources and Uses of Liquidity and Capital
    The Company’s primary sources and uses of liquidity and capital are summarized as follows (dollars in millions):

	For the years ended December 31,
	2023	2022	2021
Sources:
Net cash provided by operating activities	$4,044	$1,343	$4,182
Proceeds from long-term debt issuance, net	890	690	494
Change in cash collateral for derivative positions and other arrangements	603	230	31
Change in deposit asset on reinsurance	227	—	91
Net deposits from investment-type policies and contracts	—	4,340	308
Net change in noncontrolling interest	—	90	—
Total sources	5,764	6,693	5,106

Uses:
Net cash used in investing activities	4,066	5,688	4,628
Dividends to stockholders	219	205	194
Repayment of collateral finance and securitization notes	—	181	208
Principal payments of long-term debt	428	403	403
Purchases of treasury stock	227	81	99
Change in deposit asset on reinsurance	—	44	—
Net withdrawals from investment-type policies and contracts	768	—	—
Effect of exchange rate changes on cash	13	112	34
Total uses	5,721	6,714	5,566
Net change in cash and cash equivalents	$43	$(21)	$(460)
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

Contractual Obligations
The following table summarizes the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Future policy benefits (1)	$29,764	$(264)	$(365)	$(131)	$30,524
Interest-sensitive contract liabilities (2)	41,369	2,977	4,870	4,921	28,601
Long-term debt, including interest	8,328	412	390	763	6,763
Other policy claims and benefits	2,654	2,654	—	—	—
Operating leases	96	20	32	18	26
Limited partnership interests and real estate joint ventures	1,058	1,058	—	—	—
Payables for collateral received under derivative transactions	150	150	—	—	—
Other investment related commitments	1,829	1,829	—	—	—
Total	$85,248	$8,836	$4,927	$5,571	$65,914
(1)Future policy benefits are primarily related to the Company’s reinsurance of life and health insurance products. The amounts presented in the table above represent the estimated benefit obligations as they become due, and also include estimated future premiums on policies in force, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. All estimated cash payments presented in the table above are undiscounted as to interest and gross of any reinsurance recoverable. The discounted liability amount of $41.2 billion included on the consolidated balance sheets exceeds the sum of the undiscounted estimated cash flows of $29.8 billion shown above. The difference is substantially due to net obligations including estimated future premiums exceeding estimated policy benefit payments and allowances due to the nature of certain reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Total payments may vary materially from prior years due to the assumption of new reinsurance treaties or as a result of changes in projections of future experience.
(2)Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities, corporate-owned life insurance and funding agreement backed notes. The amounts in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. All amounts presented above are undiscounted as to interest, and include assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $41.4 billion exceeds the liability amount of $30.3 billion included on the consolidated balance sheets, and the difference is primarily related to the lack of discounting and to liabilities related to accounting conventions, which are not contractually due and are therefore excluded.
Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $1.4 billion, for which the Company cannot reliably determine the timing of payment.
The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2023, the Company had a net unfunded balance of $119 million related to qualified and nonqualified pension and other postretirement liabilities. See Note 15 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other postretirement benefits.
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

The Company’s liquidity position (cash and cash equivalents and short-term investments) was $3.2 billion and $3.1 billion at December 31, 2023 and 2022, respectively. Liquidity needs are determined from valuation analysis conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
See “Securities Lending and Repurchase/Reverse Repurchase Agreements” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities lending and repurchase/reverse repurchase agreements. In addition to its security agreements with third parties, certain RGA subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
The Company is a member of the FHLB and holds $63 million of FHLB common stock, which is included in other invested assets on the Company’s consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default, and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB was $1.1 billion and $1.3 billion at December 31, 2023 and 2022, respectively, which is included in interest sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
The Company’s portfolio management groups work with the Enterprise Risk Management function to develop the investment policies for the assets of the Company’s domestic and international investment portfolios. All investments held by the Company, directly or in a funds withheld at interest reinsurance arrangement, are monitored for conformance with the Company’s stated investment policy limits as well as any limits prescribed by the applicable jurisdiction’s insurance laws and regulations. See Note 11 – “Investments” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s investments.

Portfolio Composition
The Company had total cash and invested assets of $81.9 billion and $73.4 billion as of December 31, 2023 and 2022, respectively, as illustrated below (dollars in millions):

	2023	% of Total	2022	% of Total
Fixed maturity securities, available-for-sale	$60,467	73.9%	$52,901	72.0%
Equity securities	139	0.2	134	0.2
Mortgage loans	7,377	9.0	6,590	9.0
Policy loans	1,206	1.5	1,231	1.7
Funds withheld at interest	5,683	6.9	6,003	8.2
Limited partnerships and real estate joint ventures	2,635	3.2	2,327	3.2
Short-term investments	222	0.3	154	0.2
Other invested assets	1,171	1.4	1,140	1.5
Cash and cash equivalents	2,970	3.6	2,927	4.0
Total cash and invested assets	$81,870	100.0%	$73,407	100.0%
Investment Yield
The following table presents consolidated average invested assets at amortized cost, net investment income, investment yield, variable investment income (“VII”), and investment yield excluding VII, which can vary significantly from period to period (dollars in millions) for the years ended December 31, 2023, 2022 and 2021. The table excludes spread related business. Spread related business is primarily associated with contracts on which the Company earns an interest rate spread between assets and liabilities. To varying degrees, fluctuations in the yield on other spread related business is generally subject to corresponding adjustments to the interest credited on the liabilities.

	2023	2022	2021	2023 vs 2022	2022 vs 2021
Average invested assets at amortized cost	$35,921	$34,398	$33,040	$1,523	$1,358
Net investment income	$1,681	$1,614	$1,648	$67	$(34)
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.68%	4.69%	4.99%	(1) bp	(30) bps
VII (included in net investment income)	$139	$291	$433	$(152)	$(142)
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.50%	4.00%	3.81%	50 bps	19 bps
Investment yield remained relatively unchanged between 2022 and 2023, due to decreased variable income from real estate joint ventures and limited partnerships offset by increased yield due to higher new money rates. Investment yield decreased between 2021 and 2022, primarily due to decreased variable income from limited partnerships, partially offset by increased variable income from real estate joint ventures and increased yield due to higher new money rates.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of December 31, 2023 and 2022.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. As of both December 31, 2023 and 2022, approximately 94.3% of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
The Company owns floating rate securities that represent approximately 7.7% and 7.4% of the total fixed maturity securities as of December 31, 2023 and 2022, respectively. These investments have a higher degree of income variability than the fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to enhance asset management strategies and match certain interest-sensitive contract liabilities.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 64.1% and 64.2% of total fixed maturity securities as of December 31, 2023 and 2022, respectively. See “Corporate Fixed Maturity Securities” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of December 31, 2023 and 2022.
    As of December 31, 2023 and 2022, the Company’s investments in Canadian government securities represented 6.5% and 6.9%, respectively, of the fair value of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
As of December 31, 2023 and 2022, the Company’s investments in Japanese government securities represented 5.2% and 4.8%, respectively, of the fair value of total fixed maturity securities. These assets are primarily long duration government bonds matching the liability profile of the Company’s Japanese business.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio as of December 31, 2023 and 2022 was as follows (dollars in millions):

		2023			2022
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$41,469	$38,739	64.1%	$36,217	$32,295	61.1%
2	BBB	19,793	18,261	30.2	20,188	17,580	33.2
3	BB	3,068	2,956	4.9	2,734	2,607	5.0
4	B	479	396	0.7	397	331	0.6
5	CCC and lower	116	92	0.1	103	71	0.1
6	In or near default	52	23	—	24	17	—
	Total	$64,977	$60,467	100.0%	$59,663	$52,901	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of December 31, 2023 and 2022 (dollars in millions):

	2023			2022
		Estimated Fair Value	% of Total		Estimated Fair Value	% of Total
	Amortized Cost			Amortized Cost
ABS:
Collateralized loan obligations (“CLOs”)	$2,086	$2,048	28.1%	$1,825	$1,702	26.4%
ABS, excluding CLOs	2,575	2,381	32.7	2,499	2,176	33.8
Total ABS	4,661	4,429	60.8	4,324	3,878	60.2
CMBS	1,969	1,773	24.3	1,835	1,623	25.2
RMBS:
Agency	444	398	5.5	476	427	6.6
Non-agency	729	681	9.4	578	514	8.0
Total RMBS	1,173	1,079	14.9	1,054	941	14.6
Total	$7,803	$7,281	100.0%	$7,213	$6,442	100.0%
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
    As of December 31, 2023 and 2022, the Company had $5.6 billion and $7.3 billion, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in retail locations, light industrial properties, and commercial offices. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements. Most of the mortgage loans in the Company’s portfolio range in size up to $45 million, with the average mortgage loan investment as of December 31, 2023, totaling approximately $10 million.
    As of December 31, 2023 and 2022, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	2023		2022
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,806	37.6%	$2,420	36.4%
South	2,472	33.1	2,215	33.3
Midwest	1,163	15.6	1,147	17.2
Northeast	541	7.3	474	7.1
Subtotal - U.S.	6,982	93.6	6,256	94.0
Canada	301	4.0	239	3.6
United Kingdom	176	2.4	158	2.4
Total	$7,459	100.0%	$6,653	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” and “Mortgage Loans” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.

Allowance for Credit Losses and Impairments
The table below summarizes investment related gains (losses), net, related to allowances for credit losses and impairments for the years ended December 31, 2023 and 2022 (dollars in millions):

	2023	2022
Change in allowance for credit losses on fixed maturity securities	$(38)	$(6)
Impairments on fixed maturity securities	(3)	(17)
Change in mortgage loan allowance for credit losses	(16)	(16)
Other impairment losses	(4)	—
Investment related gains (losses) related to credit losses and impairments	$(61)	$(39)
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
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, the Company classified approximately 10.6% and 10.8%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Lending and Repurchase/Reverse Repurchase Agreements” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities lending and repurchase/reverse repurchase agreements.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of December 31, 2023 and 2022. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
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

Based on data provided by ceding companies as of December 31, 2023 and 2022, funds withheld at interest totaled (dollars in millions):

	2023		2022
Underlying Security Type:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Segregated portfolios	$3,693	$3,235	$4,136	$3,701
Non-segregated portfolios	2,367	2,366	2,237	2,237
Embedded derivatives (1)	(377)	—	(370)	—
Total funds withheld at interest	$5,683	$5,601	$6,003	$5,938
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
Based on data provided by the ceding companies as of December 31, 2023 and 2022, segregated portfolios contained investments similar to those directly owned by the Company; primarily fixed maturity securities as well as commercial mortgage loans and derivatives. These assets pose risks similar to the investments the Company directly owns. Derivatives consist primarily of S&P 500 options that are used to hedge liabilities and interest credited for EIAs reinsured by the Company. The securities held within the segregated portfolios are primarily investment-grade, with an average rating of “A.” The average maturity for investments held within the segregated portfolios of funds withheld at interest is ten years or more. Interest accrues to the total funds withheld at rates defined by the treaty terms and the Company estimated the yields were approximately 5.12%, 4.55% and 6.34% for the years ended December 31, 2023, 2022 and 2021, respectively. Changes in these estimated yields are affected by changes in the fair value of equity options held in the funds withheld portfolio associated with EIAs. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding companies and monitors compliance.
Other Invested Assets
    Other invested assets primarily include lifetime mortgages, derivative contracts, FHLB common stock, and real estate held for investment. See “Other Invested Assets” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2023 and 2022.
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
See Note 12 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of December 31, 2023 and 2022.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of December 31, 2023, the Company had credit exposure of $15 million.
The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. As exchange-traded futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties. See Note 12 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for more information regarding the Company’s derivative instruments.
The Company holds $944 million and $868 million of beneficial interest in lifetime mortgages in the UK, net of allowance for credit losses, as of December 31, 2023 and 2022, respectively. Investment income includes $39 million, $38 million and $52 million in interest income earned on lifetime mortgages for the years ended December 31, 2023, 2022 and 2021, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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
•Review, revise and approve RGA group-level strategic risk limits consistent with the risk appetite statement.
    The Insurance, Market and Credit, Capital, and Operational risk committees have direct oversight accountability for their respective risk areas including the identification, assessments, and management of established and emerging risk exposures and the review and approval of RGA group-level risk limits.
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
•Risk Appetite Statement: The Company’s current Risk Appetite Statement, effective through December 31, 2023, is a general and high-level overview of the risk profile RGA aims to achieve to meet its strategic objectives. This statement is then supported by more granular risk limits guiding the businesses to achieve this Risk Appetite Statement. Effective January 1, 2024, a new Risk Appetite and Tolerance Framework that reflects the Company's strategy and key aspects of its business replaces the Risk Appetite Statement. The new framework defines the Company’s willingness and capacity to take on risk, considers the skills, resources, and technology required to manage risk exposures in the context of risk appetite, and is inclusive of tolerance for loss or negative events that can be reasonably quantified. This framework also defines company-wide risk appetite and tolerance statements, details risk tolerance metrics and provides guidance in relation to risk tolerance utilization monitoring, breaches, and actions.
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
The global impact of COVID-19 and the response thereto has had a material adverse effect on the Company’s earnings, primarily in the form of higher claims. The impact of COVID-19 on mortality and morbidity experience continues to develop; however, the impact has subsided in 2023 and some countries are showing signs of returning to pre-pandemic expected levels for mortality and morbidity experience. The Company’s future results may continue to be adversely impacted by COVID-19, with the extent influenced by new variants, measures by public and private institutions, and timing and adoption of effective vaccinations and treatments, among other factors. The Company continues to actively assess the impacts of COVID-19 on its business and update and refine its COVID-19 projection and financial impact models to manage its insurance risk.
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
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises (or retrocessionaires) under excess coverage and coinsurance contracts. In individual life markets, the Company routinely retains a maximum of $8 million of coverage per individual life. In certain limited situations the Company has retained more than $8 million per individual life. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $8 million per individual life.
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

The following table presents the account values, the weighted average interest-crediting rates and minimum guaranteed rate ranges for the contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2023 and 2022 (dollars in millions):

	Account Value		Current Weighted-Average Interest Crediting Rate		Minimum Guaranteed Rate Ranges
Policyholder Account Balances	2023	2022	2023	2022	2023	2022
Fixed annuities (deferred)	$16,478	$16,940	3.44%	3.34%	0.01 - 5.50%	0.01 - 5.50%
Equity-indexed annuities	2,354	2,817	1.94	1.94	1.00 – 3.00	1.00 – 3.00
Bank-owned life insurance (BOLI) and universal life-type products	4,608	4,183	3.98	3.79	2.00 – 4.50	2.00 – 4.00
The following table presents the account values by each range of minimum guaranteed rate and the related range of difference, in basis points, between being credited to policyholders and the respective guaranteed minimums by class of interest-sensitive product as of December 31, 2023 and 2022 (dollars in millions):

		Account Value as of December 31, 2023
Policyholder Account Balances	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Point – 100 Basis Points Above	101 Basis Point – 150 Basis Points Above	Greater than 150 Basis Points	Total
Fixed annuities (deferred)	Less than 1.00%	$275	$—	$—	$—	$—	$275
	1.00 – 1.99%	1,464	10	14	60	29	1,577
	2.00 – 2.99%	938	8	23	—	—	969
	3.00 – 3.99%	5,200	10	7	1	—	5,218
	4.00% and Greater	8,393	46	—	—	—	8,439
	Total	$16,270	$74	$44	$61	$29	$16,478

Equity-indexed annuities	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	833	—	—	—	—	833
	2.00 – 2.99%	1,336	—	—	—	—	1,336
	3.00 – 3.99%	185	—	—	—	—	185
	4.00% and Greater	—	—	—	—	—	—
	Total	$2,354	$—	$—	$—	$—	$2,354

Bank-owned life insurance (BOLI) and universal type products	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	1	7	16	663	83	770
	3.00 – 3.99%	136	241	83	—	—	460
	4.00% and Greater	2,275	110	993	—	—	3,378
	Total	$2,412	$358	$1,092	$663	$83	$4,608

		Account Value as of December 31, 2022
Policyholder Account Balances	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Point – 100 Basis Points Above	101 Basis Point – 150 Basis Points Above	Greater than 150 Basis Points	Total

Fixed annuities (deferred)	Less than 1.00%	$292	$—	$—	$—	$—	$292
	1.00 – 1.99%	1,707	13	43	56	41	1,860
	2.00 – 2.99%	1,032	1	23	1	—	1,057
	3.00 – 3.99%	5,776	12	7	—	1	5,796
	4.00% and Greater	7,886	49	—	—	—	7,935
	Total	$16,693	$75	$73	$57	$42	$16,940

Equity-indexed annuities	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	925	—	—	—	—	925
	2.00 – 2.99%	1,671	—	—	—	—	1,671
	3.00 – 3.99%	221	—	—	—	—	221
	4.00% and Greater	—	—	—	—	—	—
	Total	$2,817	$—	$—	$—	$—	$2,817

Bank-owned life insurance (BOLI) and universal life-type products	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	1	6	76	643	—	726
	3.00 – 3.99%	90	228	57	—	—	375
	4.00% and Greater	2,053	1,029	—	—	—	3,082
	Total	$2,144	$1,263	$133	$643	$—	$4,183
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life insurance policies are at risk if interest rates decline and remain relatively low for a period of time. Should portfolio yields decline, the spreads between investment portfolio yields and the interest rate credited to contract holders would deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2023, minimum guaranteed rates generally range from 0.01% to 5.50%, with an average guaranteed rate of approximately 3.29%. In 2022, minimum guaranteed rates range from 0.01% to 5.50%, with an average guaranteed rate of approximately 3.18%.
Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $15.4 billion and $15.8 billion of account balances are not subject to surrender charges as of December 31, 2023 and 2022, respectively, with substantially all of these already at their minimum guaranteed rates. As such, certain management and monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net investment income. During 2023 and 2022, the Company experienced a higher level of policyholder surrenders within the contracts with lower guaranteed minimum crediting rates due to the rising interest rate environment.
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
The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate. See “Critical Accounting Estimates” for interest rate sensitivity related to the Company’s fixed maturity securities.
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
    The Company reinsures fixed indexed annuities (“FIAs”). Credits to FIA contracts are affected by changes in equity markets. Thus, the fair value of the benefit is primarily a function of index returns and volatility. The Company hedges most of the underlying FIA equity exposure with derivatives.
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme changes in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as December 31, 2023 and 2022 (dollars in millions).

	December 31,
	2023	2022
No guaranteed minimum benefits	$624	$672
GMDB only	739	771
GMIB only	13	20
GMAB only	2	2
GMWB only	858	863
GMDB / WB	162	165
Other	11	15
Total variable annuity account values	$2,409	$2,508
Market risk benefits associated with living benefit riders	$99	$115

    Credit risk is the risk that an individual asset may lose value due to credit quality deterioration or default. This includes impairments resulting from accounting rules. Credit quality deterioration may or may not be accompanied by a ratings downgrade. Generally, the credit exposure for an asset is limited to the fair value, net of any collateral received, at the reporting date.
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
    The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. Collateral agreements contain attachment thresholds that vary depending on the posting party’s financial strength ratings. Additionally, a decrease in the Company’s financial strength rating to a specified level results in potential settlement of the derivative positions under the Company’s agreements with its counterparties. A committee is responsible for setting rules and approving and overseeing all transactions requiring collateral. See “Credit Risk” in Note 12 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on credit risk related to derivatives.
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
Generally, the Company’s insurance subsidiaries retrocede amounts in excess of their retention to the Company’s other insurance subsidiaries. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2023, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been received by the Company as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
The Company has recently begun retroceding certain inforce blocks and assest-intensive transactions, including those with Ruby Re, on a funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and established a funds withheld liability.
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

Capital Risk
    Capital risk is the risk of not having the appropriate amount of group or entity-level capital to conduct business today or in the future. The Company monitors capital risk exposure using relevant bases of measurement including, but not limited to economic, rating agency, and regulatory methodologies. Additionally, the Company regularly assesses risk related to collateral, foreign currency, financing, liquidity and tax.
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

	Unfavorable			Favorable
Year Ended December 31, 2023	-10%	-5%	–	+5%	+10%
Income before income taxes	$1,082	$1,121	$1,160	$1,198	$1,237
% change of income before income taxes from base	(6.7)%	(3.3)%	—%	3.3%	6.7%
$ change of income before income taxes from base	$(78)	$(39)	$—	$39	$78

	Unfavorable			Favorable
Year Ended December 31, 2022	-10%	-5%	–	+5%	+10%
Income before income taxes	$674	$696	$718	$739	$761
% change of income before income taxes from base	(6.1)%	(3.0)%	—%	3.0%	6.1%
$ change of income before income taxes from base	$(43)	$(22)	$—	$22	$43
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
Strategy Risk. Strategy risk is the risk related to the planning and execution of the Company’s strategic plan. Strategy risks are addressed by a robust multi-year planning process, regular business unit level assessments of strategy execution and active benchmarking of key performance and risk indicators across the Company’s portfolios of businesses. The Company’s risk appetites and limits are set to be consistent with strategic objectives.
External Environment Risk. External environment risk is the risk related to external competition, macro trends, and client needs. Macro characteristics that drive market opportunities, risk and growth potential, the competitive landscape and client feedback are closely monitored.

Key Relationships Risk. Key relationships risk is the risk related to key relationships with parties external to the Company. The Company’s reputation is a critical asset in successfully conducting business and therefore relationships with its primary stakeholders (including but not limited to business partners, shareholders, clients, rating agencies, and regulators) are all carefully monitored.
Political and Regulatory Risk. Political and regulatory risk is the risk related to adverse future law and regulation changes as well governments being unwilling/unable to meet commitments. Regulatory and political developments and related risks that may affect the Company are identified, assessed and monitored as part of regular oversight activities.
New Accounting Standards
Changes to the general accounting principles are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB Accounting Standards CodificationTM.
See “New Accounting Pronouncements” in Note 1 – “Business and Basis Presentations” in the Notes to Consolidated Financial Statements for information on new accounting standards adopted. See Note 3 – “Impact of Adoption of New Accounting Standard” in the Notes to Consolidated Financial Statements for information on the Company’s adoption of ASU 2018-12 on January 1, 2023. See Note 21 – “New Accounting Standards Not Yet Adopted” in the Notes to Consolidated Financial Statements for information on new accounting pronouncements not yet adopted and their impact, if any, on the Company’s results of operations and financial position.
Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by Item 7A is contained in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market and Credit Risk”.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2023	December 31, 2022
Assets
Fixed maturity securities available-for-sale at fair value (amortized cost of $64,977 and $59,663; allowance for credit losses of $75 and $37)	$60,467	$52,901
Equity securities, at fair value	139	134
Mortgage loans (net of allowance for credit losses of $67 and $51)	7,377	6,590
Policy loans	1,206	1,231
Funds withheld at interest	5,683	6,003
Limited partnerships and real estate joint ventures	2,635	2,327
Short-term investments	222	154
Other invested assets	1,171	1,140
Total investments	78,900	70,480
Cash and cash equivalents	2,970	2,927
Accrued investment income	759	630
Premiums receivable and other reinsurance balances	3,528	3,013
Reinsurance ceded receivables and other	5,448	2,671
Deferred policy acquisition costs	4,617	4,128
Other assets	1,401	1,055
Total assets	$97,623	$84,904
Liabilities and Equity
Future policy benefits	$41,231	$35,689
Interest-sensitive contract liabilities	30,273	30,342
Market risk benefits, at fair value	258	247
Other policy claims and benefits	2,730	2,480
Other reinsurance balances	1,103	725
Deferred income taxes	1,862	1,383
Funds withheld payable	4,483	1,486
Other liabilities	2,085	1,420
Long-term debt	4,427	3,961
Total liabilities	88,452	77,733
Commitments and contingent liabilities (See Note 17)
Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $0.01 per share; 140,000,000 shares authorized; shares issued: 85,310,598 at both December 31, 2023 and December 31, 2022)	1	1
Additional paid-in-capital	2,544	2,502
Retained earnings	8,805	8,169
Treasury stock, at cost – 19,689,885 and 18,634,390 shares	(1,900)	(1,720)
Accumulated other comprehensive income (loss)	(369)	(1,871)
Total Reinsurance Group of America, Inc. stockholders’ equity	9,081	7,081
Noncontrolling interest	90	90
Total equity	9,171	7,171
Total liabilities and stockholders’ equity	$97,623	$84,904
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	For the years ended December 31,
	2023	2022	2021
Revenues
Net premiums	$15,085	$13,078	$12,513
Net investment income	3,591	3,161	3,138
Investment related gains (losses), net	(481)	(539)	567
Other revenues	372	527	449
Total revenues	18,567	16,227	16,667
Benefits and expenses
Claims and other policy benefits	13,872	11,982	11,673
Future policy benefits remeasurement (gains) losses	(62)	291	567
Market risk benefits remeasurement (gains) losses	(10)	10	(58)
Interest credited	864	682	700
Policy acquisition costs and other insurance expenses	1,397	1,344	1,325
Other operating expenses	1,089	1,009	936
Interest expense	257	191	139
Total benefits and expenses	17,407	15,509	15,282
Income before income taxes	1,160	718	1,385
Provision for income taxes	251	197	215
Net income	909	521	1,170
Net income attributable to noncontrolling interest	7	4	—
Net income available to RGA, Inc. shareholders	$902	$517	$1,170

Earnings per share
Basic earnings per share	$13.60	$7.73	$17.26
Diluted earnings per share	13.44	7.64	17.13
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2023	2022	2021
Comprehensive income (loss)
Net Income	$909	$521	$1,170
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	184	(102)	56
Net unrealized investment gains (losses)	1,829	(9,276)	(1,833)
Effect of updating discount rates on future policy benefits	(499)	7,964	2,207
Change in instrument-specific credit risk for market risk benefits	(10)	20	(43)
Defined benefit pension and postretirement plan adjustments	(2)	23	22
Total other comprehensive income (loss), net of tax	1,502	(1,371)	409
Total comprehensive income (loss)	2,411	(850)	1,579
Comprehensive income attributable to noncontrolling interest	7	4	—
Total comprehensive income (loss) available to Reinsurance Group of America, Inc.	$2,404	$(854)	$1,579
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions except per share amounts)

	RGA, Inc. Stockholders’ Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020, as previously reported	$1	$2,406	$8,148	$(1,562)	$5,359	$14,352	$—	$14,352
Cumulative effect of modified retrospective adoption of Financial Services – Insurance on long-duration contracts			(1,187)		(6,304)	(7,491)		(7,491)
Cumulative effect of full retrospective adoption of Financial Services – Insurance on market risk benefits			(58)		36	(22)		(22)
Adjusted balance, January 1, 2021	1	2,406	6,903	(1,562)	(909)	6,839	—	6,839
Net income			1,170			1,170		1,170
Total other comprehensive income (loss)					409	409		409
Dividends to stockholders, $2.86 per share			(194)			(194)		(194)
Purchase of treasury stock				(99)		(99)		(99)
Reissuance of treasury stock		55	(8)	8		55		55
Balance, December 31, 2021	1	2,461	7,871	(1,653)	(500)	8,180	—	8,180
Issuance of preferred interests by subsidiary							90	90
Change in equity of noncontrolling interest							(4)	(4)
Net income			517			517	4	521
Total other comprehensive income (loss)					(1,371)	(1,371)		(1,371)
Dividends to stockholders, $3.06 per share			(205)			(205)		(205)
Purchase of treasury stock				(81)		(81)		(81)
Reissuance of treasury stock		41	(14)	14		41		41
Balance, December 31, 2022	1	2,502	8,169	(1,720)	(1,871)	7,081	90	7,171
Change in equity of noncontrolling interest							(7)	(7)
Net income			902			902	7	909
Total other comprehensive income (loss)					1,502	1,502		1,502
Dividends to stockholders, $3.30 per share			(219)			(219)		(219)
Purchase of treasury stock				(227)		(227)		(227)
Reissuance of treasury stock		42	(47)	47		42		42
Balance, December 31, 2023	$1	$2,544	$8,805	$(1,900)	$(369)	$9,081	$90	$9,171
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$902	$517	$1,170
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(99)	(111)	(15)
Premiums receivable and other reinsurance balances	(537)	(249)	(117)
Deferred policy acquisition costs	(490)	(311)	(160)
Reinsurance ceded receivable balances	(209)	61	131
Future policy benefits, other policy claims and benefits and other reinsurance balances	4,142	793	3,720
Deferred income taxes	211	67	53
Funds withheld payable	49	(63)	82
Other assets and other liabilities, net	68	255	(138)
Amortization of net investment premiums, discounts and other	(127)	(71)	(54)
(Income) loss from limited partnerships and real estate joint ventures	(181)	(331)	(419)
Investment related (gains) losses, net	481	539	(567)
Future policy benefits remeasurement (gains) losses	(62)	291	567
Market risk benefits remeasurement (gains) losses	(10)	10	(58)
Depreciation and amortization expense	41	38	43
Gain on sale of businesses	—	(2)	(11)
Other, net	(135)	(90)	(45)
Net cash provided by operating activities	4,044	1,343	4,182
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	8,195	10,558	12,142
Purchases of fixed maturity securities available-for-sale	(12,647)	(16,531)	(18,071)
Maturities of fixed maturity securities available-for-sale	967	906	887
Sales of equity securities	1	7	30
Purchases of equity securities	(5)	(15)	(22)
Principal payments on mortgage loans	436	963	991
Cash invested in mortgage loans	(1,280)	(1,314)	(1,155)
Deposits in (withdrawals from) funds withheld at interest	352	(36)	(67)
Sales of limited partnerships and real estate joint ventures	474	710	498
Purchases of limited partnerships and real estate joint ventures	(551)	(700)	(648)
Sales of short-term investments	353	317	410
Purchases of short-term investments	(601)	(528)	(185)
Maturities of short-term investments	187	131	146
Change in other invested assets	102	(140)	547
Proceeds from sale of businesses, net of cash transferred of $1 and $43	—	7	19
Purchase of businesses, net of cash acquired of $53	—	—	(156)
Other, net	(49)	(23)	6
Net cash used in investing activities	(4,066)	(5,688)	(4,628)
Cash flows from financing activities
Dividends to stockholders	(219)	(205)	(194)
Repayment of collateral finance and securitization notes	—	(181)	(208)
Proceeds from long-term debt issuance, net	890	690	494
Principal payments of long-term debt	(428)	(403)	(403)
Purchases of treasury stock	(227)	(81)	(99)
Change in cash collateral for derivative positions and other arrangements	603	230	31
Change in deposit asset on reinsurance	227	(44)	91
Deposits on investment-type policies and contracts	2,860	5,705	1,729
Withdrawals on investment-type policies and contracts	(3,628)	(1,365)	(1,421)
Net change in noncontrolling interest	—	90	—
Net cash provided by financing activities	78	4,436	20
Effect of exchange rate changes on cash	(13)	(112)	(34)
Change in cash and cash equivalents	43	(21)	(460)
Cash and cash equivalents, beginning of period	2,927	2,948	3,408
Cash and cash equivalents, end of period	$2,970	$2,927	$2,948

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Interest paid	$217	$163	$160
Income taxes paid, net of refunds	298	129	368
Non-cash investing activities:
Transfer of invested assets	2,006	618	1,798
Non-cash financing activities:
Non-cash deposits on reinsurance	2,792	—	1,581
Purchase of a business:
Assets acquired, excluding cash acquired	—	—	847
Liabilities assumed	—	—	(691)
Sale of businesses:
Assets disposed, net of cash transferred	—	(6)	(512)
Liabilities disposed	—	1	504
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2023, 2022 and 2021
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
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include those used in determining, premiums receivable, future policy benefits, incurred but not reported claims, income taxes, valuation of investments and investment impairments, and valuation of embedded derivatives and market risk benefits. Actual results could differ materially from the estimates and assumptions used by management.
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
Change in Certain Segment Allocations
Investment income for each segment has been adjusted to reflect the impacts of adopting ASU 2018-12 and due to an update to the Company’s internally developed economic capital model. Internal excess capital charges, included in each segment’s policy acquisition costs and other insurance expenses, were also updated as a result of adopting ASU 2018-12 and updates to the Company’s internally developed economic capital model. These changes did not impact the recognition or presentation of investment income or policy acquisition costs and other insurance expenses in the consolidated financial statements.
Note 2   SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS
The following table includes the Company’s significant accounting policies with references to the notes providing additional information on such policies and critical accounting estimates related to such policies.
Insurance Related Activities
Premium and Fee Revenue and Receivable Recognition
Premium and Fee Revenue
Life and health premiums are recognized as revenue when due from the insured and are reported net of amounts retroceded. Benefits and expenses are reported net of amounts retroceded and are associated with earned premiums so that profits are recognized over the life of the related contract. This association is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs. Other revenue includes items such as treaty recapture fees, fees associated with financial reinsurance and policy changes on interest-sensitive and investment-type products that the Company reinsures. Any fees that are collected in advance of the period benefited are deferred and recognized over the period benefited.
The Company reinsurers medical, disability, life and other products for fixed period of short-duration, typically one to three years. Premiums for short-duration products are recognized over the coverage period in proportion to the amount of insurance protection provided.

For certain reinsurance transactions involving in force blocks of business, the ceding company pays a premium equal to the initial required reserve (future policy benefit). In such transactions, for income statement presentation, the Company nets the expense associated with the establishment of the reserve against the premiums from the transaction.
Premiums related to pension risk transfer transactions are recognized when due, and partially offset by an increase in the liability for future policy benefits.
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
Premium Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e., allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2023 or 2022.
Future Policy Benefits
Utilizing the net premium model, a liability for future policy benefits for life, pension risk transfer transactions, and long-term health business is established to meet the estimated future benefits to be paid on assumed life and health reinsurance in force less the present value of estimated future new premiums to be collected. The liability is estimated using the Company’s mortality, morbidity, and persistency assumptions that reflect the Company’s historical experience, industry data, cedant specific experience, and discount rates based on the current yields of upper-medium grade fixed income instruments. These assumptions vary with the characteristics of the reinsurance contract, the year the risk was assumed, age of the insured and other appropriate factors. The Company reviews actual and anticipated experience compared to the assumptions used to establish policy benefits on a quarterly basis and will update those assumptions if evidence suggests that they should be revised. The Company completed its annual review and any necessary updates of cash flow assumptions used to calculate the liability for future policy benefits during the third quarter of 2023 and 2022. Updates may occur in other quarters if information becomes available during the quarter that indicates an assumption update is necessary.
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
•Geographical locations;
•Underlying currency of the contract;
•Ceding company and other factors.
Given the unique risks and highly customized nature of the Company’s financial solutions business, reinsurance contracts for the Financial Solutions business and pension risk transfer transactions are not aggregated with other contracts for the purpose of calculating the liability for future policy benefits.
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
The Company utilizes the discount rate curve at contract inception for purposes of interest accretion and updating the net premium ratio. Interest accretion is recognized in claims and other policy benefits on the consolidated statements of income. The locked-in discount curve at contract inception for contracts entered into after the adoption of ASU 2018-12 (i.e., January 1, 2021, and after) is based on the average upper-medium grade fixed-income instrument yields during the first calendar year of the reinsurance contract. The locked-in discount rates at contract inception for contracts that were effective prior to the adoption of ASU 2018-12 (i.e., prior to January 1, 2021) are the discount rate assumptions used prior to the adoption of ASU 2018-12, which were based on estimates of expected investment yields.
Included in the liability for future policy benefits are unpaid claims related to long-duration contracts and an accrual for incurred but not reported losses (“IBNR”). The Company’s IBNR accrual related to long-duration contracts is determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company, business segment and product type. Incurred but not reported claims are estimates on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed, and the ultimate liability may vary significantly from the amount recognized. Claims payable for incurred but not reported losses for long-duration contracts are included in the liability for future policy benefits on the consolidated balance sheets. Prior to the adoption of ASU 2018-12, unpaid claims and IBNR related to long-duration contracts were included in other policy claims and benefits. Upon adoption of ASU 2018-12, the Company revised prior period amounts to conform to the current period’s presentation. See Note 2 – “Impact of New Accounting Standard” for additional information.
Interest-Sensitive Contract Liabilities and Policyholder Account Balances
Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges. The Company reinsures asset-intensive products, including annuities and corporate-owned life insurance. The investment portfolios for these products are segregated for management purposes within the general account of the respective legal entity. The liabilities under asset-intensive insurance contracts or reinsurance contracts reinsured on a coinsurance basis are included in interest-sensitive contract liabilities on the consolidated balance sheets. Asset-intensive contracts principally include individual fixed annuities in the accumulation phase, single premium immediate annuities with no significant life contingency, equity-indexed annuities, individual variable annuities, corporate-owned life, and interest-sensitive whole life insurance contracts. Interest-sensitive contract liabilities are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Liabilities for immediate annuities are calculated as the present value of the expected cash flows, with the locked-in discount rate determined such that there is no gain or loss at inception.
Equity-indexed annuity contracts reinsured by the Company allow the contract holder to elect an interest rate return or an equity market component where interest credited is based on the performance of common stock market indices, such as the S&P 500 Index®, the Dow Jones Industrial Average, or the NASDAQ. The equity market option is considered an embedded derivative, similar to a call option, which is reflected at fair value on the consolidated balance sheets in interest-sensitive contract liabilities. The fair value of embedded derivatives is computed based on a projection of future equity option costs using a budget methodology, discounted back to the balance sheet date using current market indicators of volatility and interest rates. Changes in the fair value of the embedded derivatives are included as a component of interest credited on the consolidated statements of income (loss).
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
Unpaid Claims and Claim Expense – Short-Duration Contracts
The Company provides reinsurance of medical, disability, life and other products for a fixed period of short-duration, typically one to three years. Under the short-duration insurance accounting model, claims or benefits are recognized when insured events occur, based on the ultimate cost to settle the claim, and are adjusted to reflect changes in estimates during the life of the contract. The estimated cost to settle the claim is based on actuarial assumptions for similar claims. The Company also establishes an incurred but not reported (“IBNR”) liability based on historical reporting patterns.
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value using an option-based valuation model based on current net amounts at risk, market data, Company experience, and other factors. Changes in fair value are recognized in net income each period with the exception of the portion of the change in fair value due to a change in the liability’s instrument-specific credit risk, which is recognized in other comprehensive income (loss).
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
Eligible deferred policy acquisition costs related to short-duration contracts are capitalized and amortized in proportion to premium.
Amortization of DAC is included in policy acquisition costs and other insurance expenses.
Reinsurance Ceded Receivables
The Company generally reports retrocession activity on a gross basis. Amounts paid or deemed to have been paid for reinsurance are reflected in reinsurance ceded receivables and other. Reinsurance ceded receivables related to long-duration contracts are estimated using mortality, morbidity, and persistency assumptions that are similar to the liability for future policy benefits ceded. The discount rate used to measure the ceded receivable is based on the current yields of an upper-medium grade fixed income instrument. Similar to the liability for future policy benefits, ceded receivables for traditional business are grouped into annual cohorts based on the effective date of the reinsurance contract. Given the unique risks and highly customizable nature of the financial solutions business and pension risk transfer transactions, they are not aggregated with other reinsurance contracts for the purposes of calculating the ceded receivable.
Investments
Fixed Maturity Securities
Fixed maturity securities classified as available-for-sale are reported at fair value and are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables the Company to execute its investment philosophy and appropriately match investment results to operating and liquidity needs.
Unrealized gains and losses on fixed maturity securities classified as available-for-sale, less applicable deferred income taxes as well as related adjustments to deferred acquisition costs, if applicable, are recorded in other comprehensive income (loss) (“OCI”).
Investment income is recognized as it accrues or is legally due. Realized gains and losses on sales of investments are included in investment related gains (losses), net, as are changes in allowance for credit losses and impairments. The cost of investments sold is primarily determined based upon the specific identification method.

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
Other Invested Assets
In addition to derivative contracts discussed below, other invested assets include Federal Home Loan Bank common stock, unit-linked investments, lifetime mortgages, and real estate held for investment. FHLB common stock is carried at cost. The fair value option (“FVO”) was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities that do not qualify for presentation and reporting as separate accounts. Changes in estimated fair value of unit-linked investments are included in net investment income.
Lifetime mortgages are carried at unpaid principal balances, net of any unamortized premium or discount, unamortized balance of loan origination fees and expenses, and allowance for credit losses. Interest income is accrued on the principal amount of the lifetime mortgage based on its contractual interest rate.
Real estate held for investment, including related improvements, is carried at cost less accumulate depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the property. The Company’s real estate held for investment is primarily acquired upon foreclosure of mortgage loans and is recorded at estimated fair value at the time of foreclosure. The carrying value of real estate held for investment is adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded in investment related gains (losses), net.

Securities Lending and Repurchase/Reverse Repurchase Agreements
The Company participates in securities lending programs whereby securities, which are not reflected on the Company’s consolidated balance sheets, are borrowed from third parties. The borrowed securities are used to provide collateral under affiliated reinsurance transactions. The Company is generally required to maintain a minimum of 100% to 110% of the fair value, or par value under certain programs, of the borrowed securities as collateral. The collateral generally consists of securities pledged to the third parties or rights to reinsurance treaty cash flows. If cash flows from the reinsurance treaties are insufficient to maintain the minimum collateral requirement, the Company may substitute cash or securities to meet the requirement.
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
The Company participates in repurchase programs, whereby securities, reflected as investments on the Company’s consolidated balance sheets are sold to a third party. Under these agreements, the Company receives cash in an amount generally equal to 72% to 100% of the estimated fair value of the securities sold at the inception of the transaction, with a simultaneous agreement to repurchase such securities at a future date or on demand in an amount equal to the cash initially received plus interest. The Company monitors the ratio of the cash held to the estimated fair value of the securities sold throughout the duration of the transaction and additional cash or securities are provided or obtained as necessary. Securities sold under such transactions may be sold or re-pledged by the transferee. The obligation to repurchase bonds is reflected in other liabilities.
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
Credit impairments and changes in the allowance for credit losses on fixed maturity securities are reflected in investment related gains (losses), net, while non-credit impairment losses are recognized in accumulated other comprehensive income (loss) (“AOCI”).
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
The Company may grant a loan modification related to a borrower’s ongoing financial difficulties. Generally, the types of concessions include reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or a reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any changes in allowance for credit losses recorded in connection with the modification. Through the continuous monitoring process, the Company may have recorded a specific allowance for credit loss prior to when the mortgage loan is modified. Accordingly, the carrying value (after specific allowance for credit loss) before and after modification may not change significantly or may increase if the expected recovery is higher than the pre-modification recovery assessment.
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
Derivative Instruments
Overview
The Company utilizes a variety of derivative instruments including swaps, options, forwards and futures, primarily to manage or hedge interest rate risk, credit risk, inflation risk, foreign currency risk, market volatility and various other market risks associated with its business. The Company does not invest in derivatives for speculative purposes. It is the Company’s policy to enter into derivative contracts primarily with highly rated parties. See Note 12 – “Derivative Instruments” for additional detail on the Company’s derivative positions.
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
Hedge Documentation and Hedge Effectiveness
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either: (i) a fair value hedge; (ii) a cash flow hedge; or (iii) a hedge of a net investment in a foreign operation. In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.
Under a fair value hedge, changes in the fair value of the hedging derivative are reported within the same line item in the consolidated statements of income as changes in the fair value of the hedged item related to the designated risk being hedged. The fair values of the hedging derivatives are exclusive of any accruals that are separately reported within the consolidated statements of income to match the location of the hedged item.
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
Embedded Derivatives
The Company reinsures certain annuity products that contain terms that are deemed to be embedded derivatives, primarily equity-indexed annuities. The Company assesses reinsurance contract terms to identify embedded derivatives, which are required to be bifurcated under the general accounting principles for Derivatives and Hedging. If the contract is not reported for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately.
Reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The Company’s funds withheld at interest assets and liabilities are associated with its reinsurance treaties structured on a modco or funds withheld basis, the majority of which were subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The valuation of embedded derivatives is sensitive to the investment credit spread environment. Changes in investment credit spreads are also affected by the application of a credit valuation adjustment (“CVA”). The fair value calculation of an embedded derivative in an asset position utilizes a CVA based on the ceding company’s or retrocessionaire’s credit risk. Conversely, the fair value calculation of an embedded derivative in a liability position utilizes a CVA based on the Company’s credit risk. Generally, an increase in investment credit spreads, ignoring changes in the CVA, will have a negative impact on the fair value of the embedded derivative (decrease in income). The fair value of the embedded derivative assets and liabilities are included in the funds withheld at interest and funds withheld payable, respectively. The embedded derivatives are included funds withheld at interest and funds withheld payable on the consolidated balance sheet, and the change in the fair value of the embedded derivatives is recorded in investment related gains (losses), net.

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
See Note 13 – “Fair Value of Assets and Liabilities” for further details on the Company’s assets and liabilities recorded at fair value.
Income Taxes
The U.S. consolidated tax return includes the operations of RGA and all eligible subsidiaries. The Company’s foreign subsidiaries are taxed under applicable local statutes.
The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the tax basis of assets and liabilities and the reported amounts and are recognized in net income or in certain cases in other comprehensive income (loss). The Company’s accounting for income taxes represents management’s best estimate of various events and transactions considering the laws enacted as of the reporting date.
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
(i)taxable income in prior carryback years;
(ii)future reversals of existing taxable temporary differences;
(iii)future taxable income exclusive of reversing temporary differences and carryforwards; and
(iv)tax planning strategies.
Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.
It is the Company’s policy to account for global intangible low-taxed income (“GILTI”) as a period cost.
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
See Note 14 – “Income Tax” for further discussion including the impact of the December 27, 2023, enactment of the Bermuda corporate income tax regime and enactment of numerous Organization for Economic Cooperation Pillar II regimes.

Other Accounting Policies
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
Acquired Intangibles
Value of Distribution Agreements and Customer Relationships Acquired
Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. VODA is amortized over a useful life of 15 years and VOCRA is also amortized over a 15 year period in proportion to expected revenues generated, with amortization included in policy acquisition costs and other insurance expenses. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $6 million and $12 million as of December 31, 2023 and 2022, respectively.
Other Acquired Intangible Assets
Other acquired intangibles are reported in other assets and primarily represent intangibles and licenses acquired through the Company’s acquisition of service and technology oriented companies in an effort to both support its clients and generate new future revenue streams. Other acquired intangible assets are amortized using the straight-line method over the estimated useful life of 10 to 15 years, with amortization included in other operating expenses. Each year the Company reviews other acquired intangibles to determine the recoverability of these balances. Other acquired intangibles totaled approximately $11 million and $14 million as of December 31, 2023 and 2022, respectively.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to seven years for leasehold improvements, and from three to seven years for all other property and equipment. The property, equipment and leasehold improvements totaled $279 million and $270 million as of December 31, 2023 and 2022, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed at least annually for indicators of impairment in value. Unamortized computer software costs were $137 million and $138 million at December 31, 2023 and 2022, respectively.

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
Funds Withheld Payable
The Company has entered into reinsurance agreements under which it records a funds withheld payable that contains an embedded derivative. The fair value of the embedded derivative is estimated based on the fair value of the assets withheld that support the funds withheld payable. The change in the fair value of the embedded derivative is included in investment related gains (losses), net and investment income earned on the withheld assets is included in other insurance expenses.
Other Liabilities
Other liabilities primarily include investments in transit, separate accounts, employee benefits, and cash collateral received on derivative positions.
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
Equity Based Compensation
The Company expenses the fair value of stock awards included in its incentive compensation plans. The fair value of the award is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to additional paid-in-capital in stockholders’ equity, and stock-based compensation expense is reflected in other operating expenses.
Earnings Per Share
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effects assuming the exercise or issuance of stock awards.

NOTE 3 IMPACT OF NEW ACCOUNTING STANDARD
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

Impact to Previously Reported Amounts
The adoption of ASU 2018-12 impacted the Company’s previously reported consolidated balance sheets as of December 31, 2021 and 2022, and related statements of income and comprehensive income for each of the two years in the period ended December 31, 2022, as follows (dollars in millions). The adoption of ASU 2018-12 did not materially impact the Company’s previously reported consolidated statements of cash flows for the two years in the period ended December 31, 2022.

	As Previously Reported	Adoption of ASU 2018-12	As Adjusted
Consolidated Balance Sheets
December 31, 2022
Assets
Fixed maturity securities available-for-sale, at fair value	$52,901	$—	$52,901
Equity securities, at fair value	134	—	134
Mortgage loans	6,590	—	6,590
Policy loans	1,231	—	1,231
Funds withheld at interest	6,003	—	6,003
Limited partnerships and real estate joint ventures	2,327	—	2,327
Short-term investments	154	—	154
Other invested assets	1,140	—	1,140
Total investments	70,480	—	70,480
Cash and cash equivalents	2,927	—	2,927
Accrued investment income	630	—	630
Premiums receivable and other reinsurance balances	3,013	—	3,013
Reinsurance ceded receivables and other	2,462	209	2,671
Deferred policy acquisition costs	3,974	154	4,128
Other assets	1,220	(165)	1,055
Total assets	$84,706	$198	$84,904
Liabilities and equity
Future policy benefits	35,220	469	35,689
Interest-sensitive contract liabilities	30,572	(230)	30,342
Market risk benefits, at fair value	—	247	247
Other policy claims and benefits	6,571	(4,091)	2,480
Other reinsurance balances	756	(31)	725
Deferred income taxes	736	647	1,383
Funds withheld payable	1,486	—	1,486
Other liabilities	1,169	251	1,420
Long-term debt	3,961	—	3,961
Total liabilities	80,471	(2,738)	77,733
Equity
Preferred stock	—	—	—
Common stock	1	—	1
Additional paid-in-capital	2,502	—	2,502
Retained earnings	8,967	(798)	8,169
Treasury stock, at cost	(1,720)	—	(1,720)
Accumulated other comprehensive income (loss)	(5,605)	3,734	(1,871)
Total RGA, Inc. shareholders’ equity	4,145	2,936	7,081
Noncontrolling interest	90	—	90
Total equity	4,235	2,936	7,171
Total liabilities and shareholders’ equity	$84,706	$198	$84,904

	As Previously Reported	Adoption of ASU 2018-12	As Adjusted
December 31, 2021
Assets
Fixed maturity securities available-for-sale, at fair value	$60,749	$—	$60,749
Equity securities, at fair value	151	—	151
Mortgage loans	6,283	—	6,283
Policy loans	1,234	—	1,234
Funds withheld at interest	6,954	—	6,954
Limited partnerships and real estate joint ventures	1,996	—	1,996
Short-term investments	87	—	87
Other invested assets	1,074	—	1,074
Total investments	78,528	—	78,528
Cash and cash equivalents	2,948	—	2,948
Accrued investment income	533	—	533
Premiums receivable and other reinsurance balances	2,888	—	2,888
Reinsurance ceded receivables and other	2,580	585	3,165
Deferred policy acquisition costs	3,690	170	3,860
Other assets	1,008	11	1,019
Total assets	$92,175	$766	$92,941
Liabilities and equity
Future policy benefits	35,782	11,667	47,449
Interest-sensitive contract liabilities	26,377	(258)	26,119
Market risk benefits, at fair value	—	262	262
Other policy claims and benefits	6,993	(4,883)	2,110
Other reinsurance balances	613	(56)	557
Deferred income taxes	2,886	(1,387)	1,499
Funds withheld payable	1,852	—	1,852
Other liabilities	811	255	1,066
Long-term debt	3,667	—	3,667
Collateral finance and securitization notes	180	—	180
Total liabilities	79,161	5,600	84,761
Equity
Preferred stock	—	—	—
Common stock	1	—	1
Additional paid-in-capital	2,461	—	2,461
Retained earnings	8,563	(692)	7,871
Treasury stock, at cost	(1,653)	—	(1,653)
Accumulated other comprehensive income (loss)	3,642	(4,142)	(500)
Total RGA, Inc. shareholders’ equity	13,014	(4,834)	8,180
Noncontrolling interest	—	—	—
Total equity	13,014	(4,834)	8,180
Total liabilities and shareholders’ equity	$92,175	$766	$92,941

	As Previously Reported	Adoption of ASU 2018-12	As Adjusted
Consolidated Statements of Income
Year ended December 31, 2022
Revenues
Net premiums	$13,078	$—	$13,078
Net investment income	3,161	—	3,161
Investment related gains (losses), net	(506)	(33)	(539)
Other revenues	525	2	527
Total revenues	16,258	(31)	16,227
Benefits and expenses
Claims and other policy benefits	12,046	(64)	11,982
Future policy benefits remeasurement (gains) losses	—	291	291
Market risk benefits remeasurement (gains) losses	—	10	10
Interest credited	682	—	682
Policy acquisition costs and other insurance expenses	1,499	(155)	1,344
Other operating expenses	1,009	—	1,009
Interest expense	184	—	184
Collateral finance and securitization expense	7	—	7
Total benefits and expenses	15,427	82	15,509
Income before income taxes	831	(113)	718
Provision for income taxes	204	(7)	197
Net income	$627	$(106)	$521
Net income attributable to noncontrolling interest	4	—	4
Net income available to RGA, Inc. shareholders	$623	$(106)	$517

	As Previously Reported	Adoption of ASU 2018-12	As Adjusted
Year ended December 31, 2021
Revenues
Net premiums	$12,513	$—	$12,513
Net investment income	3,138	—	3,138
Investment related gains (losses), net	560	7	567
Other revenues	447	2	449
Total revenues	16,658	9	16,667
Benefits and expenses
Claims and other policy benefits	12,776	(1,103)	11,673
Future policy benefits remeasurement (gains) losses	—	567	567
Market risk benefits remeasurement (gains) losses	—	(58)	(58)
Interest credited	700	—	700
Policy acquisition costs and other insurance expenses	1,416	(91)	1,325
Other operating expenses	936	—	936
Interest expense	127	—	127
Collateral finance and securitization expense	12	—	12
Total benefits and expenses	15,967	(685)	15,282
Income before income taxes	691	694	1,385
Provision for income taxes	74	141	215
Net income	$617	$553	$1,170
Net income attributable to noncontrolling interest	—	—	—
Net income available to RGA, Inc. shareholders	$617	$553	$1,170

	As Previously Reported	Adoption of ASU 2018-12	As Adjusted
Consolidated Statements of Comprehensive Income
Year ended December 31, 2022
Net income	$627	$(106)	$521
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(162)	60	(102)
Net unrealized investment gains (losses)	(9,108)	(168)	(9,276)
Effect of updating discount rates on future policy benefits	—	7,964	7,964
Change in instrument-specific credit risk for market risk benefits	—	20	20
Defined benefit pension and postretirement plan adjustments	23	—	23
Total other comprehensive income (loss), net of tax	(9,247)	7,876	(1,371)
Total comprehensive income (loss)	(8,620)	7,770	(850)
Comprehensive income (loss) attributable to noncontrolling interest	4	—	4
Total comprehensive income (loss) available to RGA, Inc.	$(8,624)	$7,770	$(854)

Year ended December 31, 2021
Net income	$617	$553	$1,170
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	60	(4)	56
Net unrealized investment gains (losses)	(1,799)	(34)	(1,833)
Effect of updating discount rates on future policy benefits	—	2,207	2,207
Change in instrument-specific credit risk for market risk benefits	—	(43)	(43)
Defined benefit pension and postretirement plan adjustments	22	—	22
Total other comprehensive income (loss), net of tax	(1,717)	2,126	409
Total comprehensive income (loss)	(1,100)	2,679	1,579
Comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Total comprehensive income (loss) available to RGA, Inc.	$(1,100)	$2,679	$1,579

Additional Transition and Other Disclosures
ASU 2018-12 expanded the disclosure requirements for long-duration contracts in the annual and interim financial statements. The following tables provide additional information regarding the transition adjustments and disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits and deferred policy acquisition costs for the year ended December 31, 2021 (dollars in millions). See Notes 5, 6 and 8 for 2022 and 2023 disclosures.
Liability for Future Policy Benefits
The following tables provide the balances and changes in the Company’s liability for future policy benefits as of and for the year ending December 31, 2021 (dollars in millions):

For the year ended December 31, 2021:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Balance, beginning of year	$70,319	$21,332	$14,033	$34,167
Effect of adoption of Financial Services – Insurance	20,758	1,785	2,599	(3,385)
Adjusted balance, beginning of year	$91,077	$23,117	$16,632	$30,782

Beginning of year balance at original discount rate	$70,317	$21,299	$13,999	$34,133
Effect of changes in cash flow assumptions	984	(45)	48	600
Effect of actual variances from expected experience	254	(24)	379	402
Adjusted balance, beginning of year	71,555	21,230	14,426	35,135
Issuances (1)	3,522	761	2,417	4,575
Interest accrual (2)	3,400	775	553	970
Net premiums collected (3)	(5,025)	(947)	(1,488)	(2,038)
Derecognition (4)	—	—	(1,167)	—
Foreign currency translation	(5)	170	(301)	(699)
Ending balance at original discount rate	73,447	21,989	14,440	37,943
Effect of changes in discount rate assumptions	15,771	(199)	1,280	(5,458)
Balance, end of period	$89,218	$21,790	$15,720	$32,485

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$80,275	$24,587	$15,246	$37,335
Effect of adoption of Financial Services – Insurance	26,196	4,469	2,989	(3,694)
Adjusted balance, beginning of year	$106,471	$29,056	$18,235	$33,641

Beginning of year balance at original discount rate	$81,172	$24,587	$15,281	$37,765
Effect of changes in cash flow assumptions	1,021	(45)	42	699
Effect of actual variances from expected experience	517	(24)	422	559
Adjusted balance, beginning of year	82,710	24,518	15,745	39,023
Issuances (1)	3,537	761	2,436	4,585
Interest accrual (2)	3,916	992	598	1,107
Benefit payments (5)	(6,083)	(1,025)	(1,609)	(1,971)
Derecognition (4)	—	—	(1,176)	—
Foreign currency translation	(5)	194	(330)	(773)
Ending balance at original discount rate	84,075	25,440	15,664	41,971
Effect of changes in discount rate assumptions	19,185	1,905	1,445	(6,475)
Balance, end of period	$103,260	$27,345	$17,109	$35,496

Liability for future policy benefits	$14,042	$5,555	$1,389	$3,011
Less: reinsurance recoverable	(697)	(367)	(34)	(116)
Net liability for future policy benefits	$13,345	$5,188	$1,355	$2,895
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

For the year ended December 31, 2021:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Balance, beginning of year	$285	$3,568	$28,055	$781
Effect of adoption of Financial Services – Insurance	102	343	3,634	114
Adjusted balance, beginning of year	$387	$3,911	$31,689	$895

Beginning of year balance at original discount rate	$314	$3,556	$27,799	$781
Effect of changes in cash flow assumptions	(33)	(30)	(76)	—
Effect of actual variances from expected experience	(29)	17	997	777
Adjusted balance, beginning of year	252	3,543	28,720	1,558
Issuances (1)	—	—	8,357	3,156
Interest accrual (2)	3	109	714	28
Net premiums collected (3)	(27)	(349)	(3,590)	(3,621)
Derecognition (4)	—	—	(1,669)	—
Foreign currency translation	—	26	(559)	(70)
Ending balance at original discount rate	228	3,329	31,973	1,051
Effect of changes in discount rate assumptions	28	97	668	247
Balance, end of period	$256	$3,426	$32,641	$1,298

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$4,951	$3,584	$33,410	$2,645
Effect of adoption of Financial Services – Insurance	931	372	4,901	125
Adjusted balance, beginning of year	$5,882	$3,956	$38,311	$2,770

Beginning of year balance at original discount rate	$4,951	$3,592	$33,410	$2,653
Effect of changes in cash flow assumptions	(33)	6	(76)	—
Effect of actual variances from expected experience	(37)	6	1,000	777
Adjusted balance, beginning of year	4,881	3,604	34,334	3,430
Issuances (1)	—	—	8,357	3,156
Interest accrual (2)	193	112	890	63
Benefit payments (5)	(446)	(350)	(3,064)	(162)
Derecognition (4)	—	—	(1,682)	—
Foreign currency translation	—	27	(639)	(425)
Ending balance at original discount rate	4,628	3,393	38,196	6,062
Effect of changes in discount rate assumptions	575	114	1,174	250
Balance, end of period	$5,203	$3,507	$39,370	$6,312

Liability for future policy benefits	$4,947	$81	$6,729	$5,014
Less: reinsurance recoverable	—	—	—	—
Net liability for future policy benefits	$4,947	$81	$6,729	$5,014
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

Policyholder Account Balances
The following table provides the balances and changes in the Company’s policyholder account balances as of and for the year ending December 31, 2021 (dollars in millions):

For the year ended December 31, 2021:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,752	$16,273	$809
Deposits	25	3,290	868
Policy charges	(32)	(31)	(1)
Surrenders and withdrawals	(13)	(1,015)	(36)
Benefit payments	(79)	(404)	(24)
Interest credited	66	645	19
Foreign currency translation	—	—	(14)
Balance, end of period	1,719	18,758	1,621
Less: reinsurance recoverable	—	(1,561)	—
Balance, end of period, after reinsurance	$1,719	$17,197	$1,621
Market Risk Benefits
The following table provides the balances and changes in the Company’s liabilities for market risk benefits as of and for the year ending December 31, 2021 (dollars in millions):

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
Deferred Policy Acquisition Costs
The following tables provide the balances and changes in the Company’s deferred policy acquisition costs as of and for the year ending December 31, 2021 (dollars in millions):

For the year ended December 31, 2021:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$1,816	$195	$264	$1,046
Effect of adoption of Financial Services – Insurance	—	—	—	—
Adjusted balance, beginning of year	1,816	195	264	1,046
Capitalization	254	8	42	83
Amortization expense	(123)	(13)	(24)	(55)
Foreign currency translation	—	1	(12)	(18)
Balance, end of period	$1,947	$191	$270	$1,056

For the year ended December 31, 2021:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$254	$—	$—	$41
Effect of adoption of Financial Services – Insurance	114	—	—	—
Adjusted balance, beginning of year	368	—	—	41
Capitalization	8	—	—	49
Amortization expense	(64)	—	—	(8)
Foreign currency translation	—	—	—	(1)
Balance, end of period	$312	$—	$—	$81
Note 4   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	2023	2022	2021
Earnings:
Net income (numerator for basic and diluted calculations)	$909	$521	$1,170
Less: Net income attributable to noncontrolling interest	7	4	—
Net income available to RGA, Inc. shareholders	$902	$517	$1,170
Shares:
Weighted average outstanding shares (denominator for basic calculations)	66.3	66.9	67.8
Equivalent shares from outstanding stock awards	0.8	0.8	0.5
Diluted shares (denominator for diluted calculations)	67.1	67.7	68.3
Earnings per share:
Basic	$13.60	$7.73	$17.26
Diluted	13.44	7.64	17.13
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
Note 5 FUTURE POLICY BENEFITS
The Company reviews actual and anticipated experience compared to the assumptions used to establish policy benefits on a quarterly basis and will update those assumptions if evidence suggests that they should be revised. It is the Company’s policy to complete its annual assumption review during the third quarter of each year. However, updates may occur in other quarters if information becomes available during the quarter that indicates an assumption update is necessary.
During 2023, the Company completed its annual assumption review resulting in a decrease in its total liability for future policy benefits. The decrease was primarily the result of updated mortality assumptions, which had a favorable impact on the liability for future policy benefits for the Company’s Financial Solutions business and an unfavorable impact on the Company’s Traditional business.
During 2022, the Company’s assumption review resulted in an increase in its total liability for future policy benefits. The increase was primarily the result of updated mortality assumptions, which had an unfavorable impact on the liability for future policy benefits for the Company’s Traditional business. There were no significant changes in the assumptions used to measure the liability for future policy benefits for the Company’s Financial Solutions business.

Traditional Business
The following tables provide the balances of and changes in the Company’s liability for future policy benefits for long-duration reinsurance contracts for its Traditional business, which primarily consists of individual life, group life and critical illness reinsurance for the years ended December 31, 2023 and 2022 (dollars in millions):

For the year ended December 31, 2023:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$74,207	$21,330	$14,244	$40,506
Effect of changes in cash flow assumptions	905	96	199	(180)
Effect of actual variances from expected experience	88	401	254	234
Adjusted balance, beginning of year	75,200	21,827	14,697	40,560
Issuances (1)	4,174	546	1,074	3,469
Interest accrual (2)	3,526	753	509	1,072
Net premiums collected (3)	(5,928)	(941)	(1,492)	(2,042)
Derecognition (4)	(35)	—	—	—
Foreign currency translation	6	504	540	(318)
Ending balance at original discount rate	76,943	22,689	15,328	42,741
Effect of changes in discount rate assumptions	(4,573)	(4,180)	(2,286)	(11,999)
Balance, end of period	$72,370	$18,509	$13,042	$30,742

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$85,285	$24,655	$15,454	$44,785
Effect of changes in cash flow assumptions	922	108	246	(171)
Effect of actual variances from expected experience	170	410	267	189
Adjusted balance, beginning of year	86,377	25,173	15,967	44,803
Issuances (1)	4,174	546	1,076	3,470
Interest accrual (2)	4,075	965	549	1,225
Benefit payments (5)	(5,545)	(995)	(1,427)	(1,846)
Derecognition (4)	(54)	—	—	—
Foreign currency translation	9	586	591	(282)
Ending balance at original discount rate	89,036	26,275	16,756	47,370
Effect of changes in discount rate assumptions	(5,719)	(3,309)	(2,505)	(13,964)
Balance, end of period	$83,317	$22,966	$14,251	$33,406

Liability for future policy benefits	$10,947	$4,457	$1,209	$2,664
Less: reinsurance recoverable	(767)	(298)	(34)	(122)
Net liability for future policy benefits	$10,180	$4,159	$1,175	$2,542

Weighted-average duration of the liability (in years)	12	15	8	15
Weighted-average interest accretion rate	4.8%	3.7%	3.5%	2.6%
Weighted-average current discount rate	5.1%	4.7%	5.1%	4.6%
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

For the year ended December 31, 2022:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$73,447	$21,989	$14,440	$37,943
Effect of changes in cash flow assumptions	(805)	189	123	1,604
Effect of actual variances from expected experience	(4)	212	835	197
Adjusted balance, beginning of year	72,638	22,390	15,398	39,744
Issuances (1)	3,329	635	1,083	3,663
Interest accrual (2)	3,423	748	500	1,032
Net premiums collected (3)	(5,182)	(950)	(1,324)	(1,989)
Derecognition (4)	—	—	—	—
Foreign currency translation	(1)	(1,493)	(1,413)	(1,944)
Ending balance at original discount rate	74,207	21,330	14,244	40,506
Effect of changes in discount rate assumptions	(6,303)	(4,899)	(2,639)	(10,927)
Balance, end of period	$67,904	$16,431	$11,605	$29,579

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$84,075	$25,440	$15,664	$41,971
Effect of changes in cash flow assumptions	(675)	191	136	1,681
Effect of actual variances from expected experience	85	212	813	234
Adjusted balance, beginning of year	83,485	25,843	16,613	43,886
Issuances (1)	3,333	635	1,083	3,667
Interest accrual (2)	3,940	958	530	1,171
Benefit payments (5)	(5,472)	(1,051)	(1,260)	(1,832)
Derecognition (4)	—	—	—	—
Foreign currency translation	(1)	(1,730)	(1,512)	(2,107)
Ending balance at original discount rate	85,285	24,655	15,454	44,785
Effect of changes in discount rate assumptions	(7,907)	(4,273)	(2,808)	(12,858)
Balance, end of period	$77,378	$20,382	$12,646	$31,927

Liability for future policy benefits	$9,474	$3,951	$1,041	$2,348
Less: reinsurance recoverable	(421)	(265)	(31)	(100)
Net liability for future policy benefits	$9,053	$3,686	$1,010	$2,248

Weighted-average duration of the liability (in years)	12	15	8	17
Weighted-average interest accretion rate	4.7%	3.7%	3.5%	2.7%
Weighted-average current discount rate	5.2%	4.9%	5.5%	4.3%
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

Significant assumptions used to compute the liability for future policy benefits for the Traditional business include mortality, morbidity, lapse rates and discount rates (both accretion and current). During 2023 and 2022, the Company updated its assumptions which resulted in a $85 million and $222 million increase, excluding the effects of reinsurance, in the Company’s liability for future policy benefits for its Traditional business. Including the effects of reinsurance, a future policy benefits remeasurement loss of $75 million and $259 million was recognized for the years ending December 31, 2023 and 2022, respectively, as a result of changes in cash flow assumptions. The increase in the liability in 2023 and 2022 was primarily the result of updating the mortality assumptions used to measure the liability for future policy benefits. The Company also updated the underlying market data used to determine the current discount rate resulting in changes to the discount rate assumption used to measure the net liability for future policy benefits.
The Company’s Traditional business actual-to-expected variances, the effects of changes in cash flow assumptions and the effects of changes in discount rate assumption for the years ended December 31, 2023 and 2022 are summarized in the tables below:

For the year ended December 31, 2023:
Segment	Net liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$12.1 billion	$17 million	$82 million	$458 million
		0.2% increase	0.7% increase	4.1% increase
Canada – Traditional	$3.6 billion	$12 million	$9 million	$245 million
		0.4% increase	0.3% increase	7.4% increase
Europe, Middle East and Africa – Traditional	$1.4 billion	$47 million	$13 million	$(50) million
		3.9% increase	1.1% increase	4.1% decrease
Asia Pacific – Traditional	$4.6 billion	$9 million	$(45) million	$(34) million
		0.2% increase	1.1% decrease	0.8% decrease

For the year ended December 31, 2022:
Segment	Net liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$11.1 billion	$130 million	$88 million	$(5) million
		1.2% increase	0.8% increase	47.2% decrease
Canada – Traditional	$3.3 billion	$2 million	$—	$(1.5) billion
		0.1% increase	None	42.8% decrease
Europe, Middle East and Africa – Traditional	$1.2 billion	$13 million	$(22) million	$(334) million
		1.1% increase	1.8% decrease	27.3% decrease
Asia Pacific – Traditional	$4.3 billion	$77 million	$37 million	$(914) million
		1.9% increase	0.9% decrease	22.7% decrease
Financial Solutions Business
The following tables provide the balances of and changes in the Company’s liability for future policy benefits, including the deferred profit liability related to the longevity business, for its Financial Solutions business, which primarily consists of longevity reinsurance, asset-intensive products, primarily annuities and financial reinsurance for the years ended December 31, 2023 and 2022 (dollars in millions):

For the year ended December 31, 2023:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,671	$3,394	$38,782	$1,605
Effect of changes in cash flow assumptions	(69)	(54)	(561)	—
Effect of actual variances from expected experience	(21)	(5)	5,046	(15)
Adjusted balance, beginning of year	1,581	3,335	43,267	1,590
Issuances (1)	1,423	—	12,489	2,160
Interest accrual (2)	49	105	1,028	26
Net premiums collected (3)	(1,598)	(329)	(3,991)	(1,601)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	73	2,039	(118)
Ending balance at original discount rate	1,455	3,184	54,832	2,057
Effect of changes in discount rate assumptions	(209)	(296)	(6,566)	(157)
Balance, end of period	$1,246	$2,888	$48,266	$1,900

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$5,823	$3,447	$44,330	$6,561
Effect of changes in cash flow assumptions	(91)	(76)	(595)	—
Effect of actual variances from expected experience	(29)	(13)	4,991	(17)
Adjusted balance, beginning of year	5,703	3,358	48,726	6,544
Issuances (1)	1,467	—	12,489	2,170
Interest accrual (2)	239	107	1,206	89
Benefit payments (5)	(550)	(328)	(3,803)	(271)
Derecognition (4)	(16)	—	—	—
Foreign currency translation	—	73	2,320	(513)
Ending balance at original discount rate	6,843	3,210	60,938	8,019
Effect of changes in discount rate assumptions	(369)	(293)	(7,219)	(929)
Balance, end of period	$6,474	$2,917	$53,719	$7,090

Liability for future policy benefits	$5,228	$29	$5,453	$5,190
Less: reinsurance recoverable	(913)	—	—	—
Net liability for future policy benefits	$4,315	$29	$5,453	$5,190

Weighted-average duration of the liability (in years)	8	7	10	15
Weighted-average interest accretion rate	3.5%	3.2%	2.3%	1.3%
Weighted-average current discount rate	5.0%	4.6%	4.5%	2.3%
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

For the year ended December 31, 2022:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$228	$3,329	$31,973	$1,051
Effect of changes in cash flow assumptions	(31)	—	(126)	3
Effect of actual variances from expected experience	(22)	(12)	573	29
Adjusted balance, beginning of year	175	3,317	32,420	1,083
Issuances (1)	1,580	574	12,594	1,465
Interest accrual (2)	41	112	698	24
Net premiums collected (3)	(125)	(354)	(3,169)	(764)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(255)	(3,761)	(203)
Ending balance at original discount rate	1,671	3,394	38,782	1,605
Effect of changes in discount rate assumptions	(284)	(433)	(8,805)	25
Balance, end of period	$1,387	$2,961	$29,977	$1,630

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$4,628	$3,393	$38,196	$6,062
Effect of changes in cash flow assumptions	(34)	—	(140)	3
Effect of actual variances from expected experience	(46)	(24)	566	36
Adjusted balance, beginning of year	4,548	3,369	38,622	6,101
Issuances (1)	1,580	574	12,594	1,465
Interest accrual (2)	220	115	856	70
Benefit payments (5)	(525)	(351)	(3,355)	(227)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(260)	(4,387)	(848)
Ending balance at original discount rate	5,823	3,447	44,330	6,561
Effect of changes in discount rate assumptions	(617)	(432)	(9,719)	(435)
Balance, end of period	$5,206	$3,015	$34,611	$6,126

Liability for future policy benefits	$3,819	$54	$4,634	$4,496
Less: reinsurance recoverable	—	—	—	—
Net liability for future policy benefits	$3,819	$54	$4,634	$4,496

Weighted-average duration of the liability (in years)	8	7	9	15
Weighted-average interest accretion rate	4.3%	3.4%	2.0%	1.5%
Weighted-average current discount rate	5.3%	5.1%	4.8%	1.8%
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

Significant assumptions used to compute the liability for future policy benefits for the Financial Solutions business include mortality, morbidity, lapse rates and discount rates (both accretion and current). During 2023 and 2022, the Company updated its assumptions which resulted in a $78 million and $17 million decrease, excluding the effects of reinsurance, in the Company’s liability for future policy benefits for its Financial Solutions business during 2023 and 2022, respectively. Including the effects of reinsurance, a future policy benefits remeasurement gain of $78 million and $17 million was recognized during the years ending December 31, 2023 and 2022, respectively, as a result of changes in cash flow assumptions. The decrease in the liability in 2023 and 2022 was primarily the result of updating the mortality assumptions used to measure the liability for future policy benefits. The Company also updated the underlying market data used to determine the current discount rate resulting in changes to the discount rate assumption used to measure the net liability for future policy benefits.
The Company’s Financial Solutions business actual-to-expected variances (including the effects of model updates), the effects of changes in cash flow assumptions and the effects of changes in discount rate assumptions for the years ended December 31, 2023 and 2022 are summarized in the tables below:

For the year ended December 31, 2023:
Segment	Net liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$5.4 billion	$(22) million	$(8) million	$173 million
		0.5% decrease	0.2% decrease	4.2% increase
Canada – Financial Solutions	$26 million	$(22) million	$(8) million	$2 million
		41.5% decrease	15.1% decrease	3.8% increase
Europe, Middle East and Africa – Financial Solutions	$6.1 billion	$(34) million	$(55) million	$261 million
		0.6% decrease	1.0% decrease	4.7% increase
Asia Pacific – Financial Solutions	$6.0 billion	$—	$(2) million	$(312) million
		None	None	6.3% decrease

For the year ended December 31, 2022:
Segment	Net liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$4.2 billion	$(3) million	$(24) million	$(880) million
		0.1% decrease	0.5% decrease	20.0% decrease
Canada – Financial Solutions	$53 million	$—	$(12) million	$(16) million
		None	18.8% decrease	25.0% decrease
Europe, Middle East and Africa – Financial Solutions	$5.5 billion	$(14) million	$(7) million	$(1.4) billion
		0.2% decrease	0.1% decrease	28.4% decrease
Asia Pacific – Financial Solutions	$5 billion	$—	$7 million	$(463) million
		None	0.1% increase	10.3% decrease

Reconciliation and Other Disclosures
The reconciliation of the rollforward of the liability for future policy benefits to the consolidated balance sheets as of December 31, 2023 and 2022, is as follows (dollars in millions):

	December 31,
	2023	2022
Liability for future policy benefits included in the rollforwards:
Traditional:
U.S. and Latin America	$10,947	$9,474
Canada	4,457	3,951
Europe, Middle East and Africa	1,209	1,041
Asia Pacific	2,664	2,348
Financial Solutions:
U.S. and Latin America	5,228	3,819
Canada	29	54
Europe, Middle East and Africa	5,453	4,634
Asia Pacific	5,190	4,496
Other long-duration contracts	125	175
Claims liability and incurred but not reported claims	5,437	5,152
Unearned revenue liability	492	545
Total liability for future policy benefits	$41,231	$35,689

The amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for the liability for future policy benefits included in the rollforwards as of December 31, 2023 and 2022 is as follows (dollars in millions):

	December 31,
	2023		2022
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future gross premiums
Traditional:
U.S. and Latin America	$178,510	$84,652	$170,430	$78,930
Canada	56,133	22,816	52,991	20,421
Europe, Middle East and Africa	25,934	14,822	24,517	13,368
Asia Pacific	94,535	39,119	91,399	37,600
Financial Solutions:
U.S. and Latin America	2,963	1,893	3,163	1,946
Canada	4,572	3,080	4,811	3,095
Europe, Middle East and Africa	91,783	52,894	55,241	33,115
Asia Pacific	4,016	3,026	3,018	2,462

Expected future policy benefit payments
Traditional:
U.S. and Latin America	$189,168	$83,317	$180,256	$77,378
Canada	58,139	22,966	55,949	20,382
Europe, Middle East and Africa	25,796	14,251	24,050	12,646
Asia Pacific	90,475	33,406	87,632	31,927
Financial Solutions:
U.S. and Latin America	11,031	6,474	9,129	5,206
Canada	4,310	2,917	4,681	3,015
Europe, Middle East and Africa	93,278	53,719	57,744	34,611
Asia Pacific	11,077	7,090	8,636	6,126

The amount of gross premiums and interest expense recognized in the consolidated statements of income for the liability for future policy benefits included in the rollforwards for the years ended December 31, 2023 and 2022 is as follows (dollars in millions):

	Gross Premiums		Interest Expense
	December 31,		December 31,
	2023	2022	2023	2022
Traditional:
U.S. and Latin America	$6,093	$5,980	$549	$517
Canada	1,096	1,101	212	210
Europe, Middle East and Africa	1,422	1,343	40	30
Asia Pacific	2,655	2,552	153	139
Financial Solutions:
U.S. and Latin America	1,496	38	190	179
Canada	90	95	2	3
Europe, Middle East and Africa	701	622	178	158
Asia Pacific	218	236	63	46
Total	$13,771	$11,967	$1,387	$1,282
During the years ended December 31, 2023 and 2022, no material charges were incurred resulting from net premiums exceeding gross premiums.

Note 6 POLICYHOLDER ACCOUNT BALANCES
The following tables provide the balances of and changes in the Company’s liability for its policyholder account balances, reflected in interest-sensitive contract liabilities, for the years ended December 31, 2023 and 2022 (dollars in millions):

Year ended December 31, 2023:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,683	$18,906	$3,351
Deposits	21	919	889
Policy charges	(31)	(45)	(10)
Surrenders and withdrawals	(15)	(2,045)	(137)
Benefit payments	(113)	(471)	(208)
Interest credited	67	574	106
Foreign currency translation	—	—	(1)
Balance, end of period	1,612	17,838	3,990
Less: reinsurance recoverable	—	(3,065)	—
Balance, end of period, after reinsurance	$1,612	$14,773	$3,990

Weighted-average crediting rate	4.4%	3.4%	3.0%
Net amount at risk (1)	$671	$7,049	$—
Cash surrender value	$1,606	$17,707	$3,314

Year ended December 31, 2022:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,719	$18,758	$1,621
Deposits	24	1,289	2,521
Policy charges	(32)	(33)	(134)
Surrenders and withdrawals	(17)	(1,258)	(639)
Benefit payments	(76)	(448)	(46)
Interest credited	65	598	51
Foreign currency translation	—	—	(23)
Balance, end of period	1,683	18,906	3,351
Less: reinsurance recoverable	—	(1,543)	—
Balance, end of period, after reinsurance	$1,683	$17,363	$3,351

Weighted-average crediting rate	4.0%	3.3%	2.7%
Net amount at risk (1)	$657	$2,490	$—
Cash surrender value	$1,676	$18,852	$2,743
(1)    Net amount at risk is defined as the guaranteed amount less the account value as of the balance sheet date. The balance represents the amount of the claim the Company would incur if death claims were filed on all contracts on the balance sheet date.
Information regarding the Company’s policyholder account balances as of December 31, 2023 and 2022, is as follows (dollars in millions):

	December 31,
	2023	2022
Policyholder account balances included in the rollforwards:
Traditional:
U.S. and Latin America	$1,612	$1,683
Financial Solutions:
U.S. and Latin America	17,838	18,906
Asia Pacific	3,990	3,351
Other policyholder account balances
U.S. and Latin America – Financial Solutions	50	70
Total policyholder account balances	$23,490	$24,010

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums as of December 31, 2023 and 2022 is as follows (dollars in millions):

	December 31, 2023
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	—	—	—	—	—	—
	3.00 – 3.99%	—	—	—	—	—	—
	4.00% and Greater	509	110	993	—	—	1,612
	Total	$509	$110	$993	$—	$—	$1,612

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,602	10	14	60	30	1,716
	2.00 – 2.99%	1,556	14	39	663	84	2,356
	3.00 – 3.99%	4,223	252	90	—	—	4,565
	4.00% and Greater	9,155	46	—	—	—	9,201
	Total	$16,536	$322	$143	$723	$114	$17,838

Asia Pacific – Financial Solutions	Less than 1.00%	$275	$—	$—	$—	$—	$275
	1.00 – 1.99%	696	—	—	—	—	696
	2.00 – 2.99%	718	—	—	—	—	718
	3.00 – 3.99%	1,297	—	—	—	—	1,297
	4.00% and Greater	1,004	—	—	—	—	1,004
	Total	$3,990	$—	$—	$—	$—	$3,990

	December 31, 2022
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	—	—	—	—	—	—
	3.00 – 3.99%	—	—	—	—	—	—
	4.00% and Greater	654	1,029	—	—	—	1,683
	Total	$654	$1,029	$—	$—	$—	$1,683

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,913	13	43	56	41	2,066
	2.00 – 2.99%	1,935	8	99	644	—	2,686
	3.00 – 3.99%	4,965	239	64	—	—	5,268
	4.00% and Greater	8,837	49	—	—	—	8,886
	Total	$17,650	$309	$206	$700	$41	$18,906

Asia Pacific – Financial Solutions	Less than 1.00%	$292	$—	$—	$—	$—	$292
	1.00 – 1.99%	719	—	—	—	—	719
	2.00 – 2.99%	770	—	—	—	—	770
	3.00 – 3.99%	1,122	—	—	—	—	1,122
	4.00% and Greater	448	—	—	—	—	448
	Total	$3,351	$—	$—	$—	$—	$3,351

Note 7   UNPAID CLAIMS AND CLAIM EXPENSE – SHORT DURATION CONTRACTS
Liabilities for Unpaid Claims and Claim Expense
The Company uses several actuarial methods to compute incurred-but-not reported liabilities. These methods use historical claim reporting patterns to develop a triangle of reported claim amounts. The claim triangle is then used to develop the ultimate claims amount and the incurred-but-not reported liabilities. Expected claim methods use exposure data such as premiums to develop the ultimate claim amount. The final method blends the estimates from the development and the expected claim methods. There were no significant changes in methodologies during 2023.
The following tables provide information on incurred and paid claims development, net of retrocession, for short-duration reinsurance contracts for the Company’s U.S. and Latin America and Asia Pacific Traditional segments, which primarily relate to group life and health (including disability) business. The short-duration business for the Company’s other segments is immaterial. Liabilities for claims and claims adjustment expenses, net of reinsurance, equals total incurred claims less cumulative paid claims plus outstanding liabilities prior to 2014.
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

U.S. and Latin America											As of
(dollars in millions)											December 31, 2023
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$408	$411	$396	$397	$396	$399	$399	$401	$401	$402	$—
2015		460	461	465	462	462	463	463	464	464	—
2016			501	500	501	497	497	498	499	500	—
2017				485	514	509	504	503	504	503	—
2018					538	538	524	517	520	519	—
2019						491	473	456	453	453	2
2020							469	426	415	415	3
2021								509	492	493	4
2022									519	480	33
2023										543	240
									Total	$4,772

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$129	$305	$337	$349	$356	$364	$368	$374	$378	$382
2015		146	361	407	422	431	437	441	446	450
2016			185	393	437	451	460	467	472	477
2017				190	403	448	462	468	474	478
2018					183	415	465	479	489	494
2019						180	372	418	428	432
2020							159	356	388	394
2021								177	414	454
2022									182	395
2023										179
							Total			4,135
			All outstanding claims prior to 2014, net of reinsurance							110
		Liabilities for claims and claim adjustment expense, net of reinsurance								$747
(1)2014 – 2022 unaudited.

Asia Pacific											As of
(dollars in millions)											December 31, 2023
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$267	$290	$257	$262	$275	$277	$277	$276	$275	$276	$3
2015		269	249	242	258	258	258	258	258	259	4
2016			220	199	206	213	212	209	210	211	3
2017				205	207	207	210	198	196	198	2
2018					245	262	256	245	239	239	4
2019						245	253	260	251	253	8
2020							145	141	142	145	14
2021								67	61	61	7
2022									93	96	21
2023										131	76
									Total	$1,869

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$33	$131	$171	$199	$221	$234	$244	$251	$255	$259
2015		47	115	162	195	214	226	235	240	243
2016			37	94	129	148	161	172	180	187
2017				34	84	111	132	147	160	169
2018					31	103	142	171	191	206
2019						37	99	136	174	194
2020							22	53	80	95
2021								8	23	34
2022									11	42
2023										22
								Total		1,451
			All outstanding claims prior to 2014, net of reinsurance							91
			Liabilities for claims and claim adjustment expense, net of reinsurance							$509
(1)2014 – 2022 unaudited.
The following is unaudited supplementary information about average historical claims duration as of December 31, 2023:

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
U.S. and Latin America	35.8%	44.6%	8.9%	2.6%	1.6%	1.3%	1.0%	1.2%	0.8%	1.0%
Asia Pacific	14.9%	27.3%	16.3%	11.5%	7.6%	5.4%	4.0%	2.6%	1.4%	1.2%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claims Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense in the consolidated balance sheet as of December 31, 2023, is as follows (dollars in millions):

2023
Liabilities for claims and claim adjustment expense, net of reinsurance:
U.S. and Latin America	$747
Asia Pacific	509
Liabilities for claims and claim adjustment expense, net of reinsurance	1,256
Adjustments to reconcile to total policy claims:
Reinsurance recoverable	11
Effect of discounting	(103)
Unallocated claims adjustment expense	9
Total adjustments	(83)
Other short-duration contracts not included in the tables above:
U.S. and Latin America	221
Canada	378
Europe, Middle East and Africa	833
Asia Pacific	119
Corporate and Other	6
Total liability for unpaid claims and claim adjustment expense	$2,730
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in other policy claims and benefits on the Company’s consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	2023	2022
Balance, beginning of year	$2,480	$2,110
Less: reinsurance recoverable	(57)	(81)
Net balance, beginning of year	2,423	2,029
Incurred:
Current year	1,561	1,778
Prior years	(111)	(125)
Total incurred	1,450	1,653
Payments:
Current year	(473)	(440)
Prior years	(804)	(800)
Total payments	(1,277)	(1,240)
Other changes:
Interest accretion	39	34
Foreign exchange adjustments	15	(53)
Total other changes	54	(19)

Net balance, end of period	2,650	2,423
Plus: reinsurance recoverable	80	57
Balance, end of period	$2,730	$2,480
Incurred claims associated with prior periods are primarily due to the development of claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

Note 8 MARKET RISK BENEFITS
The following table provides the balances of and changes in the Company’s market risk benefits for the years ended December 31, 2023 and 2022 (dollars in millions):

	U.S. and Latin America – Financial Solutions
	For the year ended December 31,
	2023	2022
Balance, beginning of year	$247	$262
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	263	254
Interest accrual	14	54
Attributed fees collected	25	28
Benefit payments	(1)	(9)
Effect of changes in future assumptions	16	18
Effect of changes in interest rates	(5)	(175)
Effect of changes in equity markets	(52)	48
Effect of changes in volatility	(6)	19
Other market impacts	(15)	7
Actual policyholder behavior different from expected behavior	14	19
Balance, end of period, before effect of changes in the instrument-specific credit risk	253	263
Effect of changes in the instrument-specific credit risk	(4)	(16)
Balance, end of period	249	247
Less: reinsurance recoverable	—	—
Balance, end of period, after reinsurance	$249	$247

Net amount at risk	$1,401	$1,630
Weighted-average attained age of contract holders (in years)	71	66
The reconciliation of the rollforward for market risk benefits to the consolidated balance sheets as of December 31, 2023 and 2022 is as follows (dollars in millions):

	December 31,			December 31,
	2023			2022
	Asset (1)	Liability	Net	Asset (1)	Liability	Net
U.S. and Latin America – Financial Solutions	$9	$258	$(249)	$—	$247	$(247)
Total market risk benefits	$9	$258	$(249)	$—	$247	$(247)
(1)Included in Other assets.
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
During the years ended December 31, 2023 and 2022, there were no material changes made to the inputs in the market risk benefit calculations, and nonfinancial assumptions were unchanged.

Note 9   DEFERRED POLICY ACQUISITION COSTS
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Traditional business for the years ended December 31, 2023 and 2022 (dollars in millions):

For the year ended December 31, 2023:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,087	$171	$294	$1,043
Capitalization	248	9	100	121
Amortization expense	(145)	(12)	(50)	(59)
Foreign currency translation	1	5	3	(7)
Balance, end of period	$2,191	$173	$347	$1,098

For the year ended December 31, 2022:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$1,947	$191	$270	$1,056
Capitalization	284	10	83	86
Amortization expense	(144)	(17)	(38)	(67)
Foreign currency translation	—	(13)	(21)	(32)
Balance, end of period	$2,087	$171	$294	$1,043
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Financial Solutions business for the years ended December 31, 2023 and 2022 (dollars in millions):

For the year ended December 31, 2023:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$341	$—	$—	$188
Capitalization	259	—	—	99
Amortization expense	(48)	—	—	(33)
Foreign currency translation	—	—	—	(4)
Balance, end of period	$552	$—	$—	$250

For the year ended December 31, 2022:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$312	$—	$—	$81
Capitalization	87	—	—	121
Amortization expense	(58)	—	—	(13)
Foreign currency translation	—	—	—	(1)
Balance, end of period	$341	$—	$—	$188

The reconciliation of deferred policy acquisition costs to the consolidated balance sheets as of December 31, 2023 and 2022 is as follows (dollars in millions):

	December 31,
	2023	2022
Deferred policy acquisition costs included in the rollforwards:
Traditional:
U.S. and Latin America	$2,191	$2,087
Canada	173	171
Europe, Middle East and Africa	347	294
Asia Pacific	1,098	1,043
Financial Solutions:
U.S. and Latin America	552	341
Canada	—	—
Europe, Middle East and Africa	—	—
Asia Pacific	250	188
Other long-duration business:
Corporate and Other	6	4
Total deferred policy acquisition costs	$4,617	$4,128
Note 10   REINSURANCE
Ceded Reinsurance
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
Retrocession reinsurance treaties do not relieve the Company from its obligations to the ceding companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of the insurance and reinsurance companies from which it assumes and to which it cedes reinsurance. Allowances would be established for amounts deemed uncollectible. At December 31, 2023 and 2022, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2023, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires in the pool that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.
During the fourth quarter of 2023, Ruby Reinsurance Company (Ruby Re), a Missouri-domiciled life reinsurance company to reinsure U.S. asset-intensive business was launched with the Company as a sponsor. The Company, which is not an investor in Ruby Re, does not consolidate the entity. The Company completed a coinsurance funds withheld transaction under which it retroceded $2.5 billion of existing liabilities associated with asset-intensive business to Ruby Re.
Excluding amounts retroceded to Ruby Re, two major reinsurance companies account for approximately 74% of reinsurance ceded receivables and other as of December 31, 2023.
As of December 31, 2023 and 2022, $10 million and $16 million of claims recoverable were in excess of 90 days past due, respectively. Also included in the total reinsurance ceded receivables and other is a deposit asset on reinsurance of $3.1 billion and $1.5 billion as of December 31, 2023 and 2022, respectively.

The effect of reinsurance on net premiums is as follows (dollars in millions):

Years ended December 31,	2023	2022	2021
Direct insurance	$1,477	$26	$33
Reinsurance assumed	14,281	13,830	13,354
Reinsurance ceded	(673)	(778)	(874)
Net premiums	$15,085	$13,078	$12,513
The effect of reinsurance on claims and other policy benefits and future policy benefits remeasurement gains and losses is as follows (dollars in millions):

Years ended December 31,	2023	2022	2021
Direct insurance	$1,577	$73	$59
Reinsurance assumed	12,912	12,867	12,944
Reinsurance ceded	(679)	(667)	(763)
Net claims and other policy benefits and future policy benefits remeasurement gains and losses	$13,810	$12,273	$12,240
The effect of reinsurance on life reinsurance in force is shown in the following schedule (dollars in millions):

	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2023	$924	$3,704,061	$69,242	$3,635,743	101.9%
December 31, 2022	1,027	3,400,735	151,569	3,250,193	104.6
December 31, 2021	1,117	3,467,054	166,842	3,301,329	105.0
Fund Withheld
Certain of the Company’s retrocession agreements, including those with Ruby Re, are on a funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and established a funds withheld liability. Net investment income related to the funds withheld assets are reported in other reinsurance expense and net realized gains (losses) related to the assets is reported net of the amount that is passed on to the assuming company. The following assets were held in support of the Company’s funds withheld arrangements and are reported in the line items shown in the consolidated balance sheet as of December 31, 2023 and 2022 (dollars in millions):

	For the years ended December 31,
	2023	2022
Fixed maturity securities available-for-sale	$2,442	$203
Equity securities	2	1
Mortgage loans	451	18
Funds withheld at interest	1,545	1,596
Real estate joint ventures	35	—
Short-term investments and cash and cash equivalents	30	1
Accrued investment income	28	3
Net other assets	1	—
Net assets	$4,534	$1,822
Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. The Company had a $4,483 million and $1,486 million funds withheld payable, net of an embedded derivative asset of $206 million and $361 million as of December 31, 2023 and 2022, respectively.
Assumed Reinsurance
At December 31, 2023 and 2022, respectively, the Company provided approximately $28.3 billion and $28.7 billion of financial reinsurance, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, to other insurance companies under financial reinsurance or capital solutions transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance treaties, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all, or a portion of, the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business but would reduce premiums in subsequent periods. Additionally, some reinsurance treaties give the ceding company the right to require the Company to place assets in trust for their benefit to support the ceding company’s statutory reserve credits, in the event of a downgrade of the Company’s credit ratings and or other statutory measure to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2023, neither the Company nor its subsidiaries have been required to post additional collateral or have had a reinsurance treaty recaptured as a result of credit downgrade or defined statutory measure decline.
Certain reinsurance treaties require the reinsurer to place assets in trust to collateralize the reinsurer’s obligation to the ceding company. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $3.5 billion and $3.7 billion were held in trust for the benefit of the Company’s subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2023 and 2022, respectively. Additionally, securities with an amortized cost of $32.8 billion and $31.5 billion as of December 31, 2023 and 2022, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary to another subsidiary, post additional collateral or make payments under a given reinsurance treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a reinsurance treaty, or loss of license or other regulatory authorization of such subsidiary. If the Company was ever required to move reinsurance from one subsidiary to another subsidiary, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional collateral may need to be posted or additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Note 11  INVESTMENTS
Fixed Maturity Securities Available-for-Sale
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), Japanese government and agencies (“Japanese government”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). ABS, CMBS, and RMBS are collectively “structured securities.”
The following tables provide information relating to investments in fixed maturity securities by type as of December 31, 2023 and 2022 (dollars in millions):

December 31, 2023:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$42,014	$62	$554	$3,751	$38,755	64.1%
Canadian government	3,477	—	473	33	3,917	6.5
Japanese government	3,630	—	3	502	3,131	5.2
ABS	4,661	12	19	239	4,429	7.3
CMBS	1,969	1	7	202	1,773	2.9
RMBS	1,173	—	8	102	1,079	1.8
U.S. government	2,725	—	9	214	2,520	4.2
State and political subdivisions	1,236	—	7	129	1,114	1.8
Other foreign government	4,092	—	45	388	3,749	6.2
Total fixed maturity securities	$64,977	$75	$1,125	$5,560	$60,467	100.0%

December 31, 2022:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$38,963	$27	$168	$5,135	$33,969	64.2%
Canadian government	3,311	—	381	66	3,626	6.9
Japanese government	3,033	—	4	478	2,559	4.8
ABS	4,324	10	4	440	3,878	7.3
CMBS	1,835	—	—	212	1,623	3.1
RMBS	1,054	—	1	114	941	1.8
U.S. government	1,690	—	4	212	1,482	2.8
State and political subdivisions	1,282	—	10	173	1,119	2.1
Other foreign government	4,171	—	22	489	3,704	7.0
Total fixed maturity securities	$59,663	$37	$594	$7,319	$52,901	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of December 31, 2023 and 2022, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of December 31, 2023 and 2022 (dollars in millions):

	2023		2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$572	$517	$355	$292
Fixed maturity securities received as collateral	n/a	1,827	n/a	1,428
Assets in trust held to satisfy collateral requirements	32,758	30,359	31,510	27,817
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s equity included securities of the U.S. government and its agencies and the Japanese government and its agencies, as well as the securities disclosed below, as of December 31, 2023 and 2022 (dollars in millions):

	2023		2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Quebec	$1,467	$1,748	$1,436	$1,649
Canadian province of Ontario	1,019	1,125	982	1,068
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of December 31, 2023, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,587	$1,595
Due after one year through five years	11,517	11,294
Due after five years through ten years	11,224	10,637
Due after ten years	32,846	29,660
Structured securities	7,803	7,281
Total	$64,977	$60,467

Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of December 31, 2023 and 2022 (dollars in millions):

December 31, 2023:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$15,052	$13,789	35.6%
Industrial	21,413	19,935	51.4
Utility	5,549	5,031	13.0
Total	$42,014	$38,755	100.0%

December 31, 2022:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$14,551	$12,680	37.3%
Industrial	19,624	17,257	50.8
Utility	4,788	4,032	11.9
Total	$38,963	$33,969	100.0%
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
The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the years ended December 31, 2023 and 2022 (dollars in millions):

	Corporate	ABS	CMBS	Other Foreign Government	Total
Year ended December 31, 2023:
Balance, beginning of period	$27	$10	$—	$—	$37
Credit losses recognized on securities for which credit losses were not previously recorded	51	—	1	—	52
Reductions for securities sold during the period	(10)	—	—	—	(10)
Reductions for securities the Company intends to sell or more likely than not will be required to sell before recovery of its amortized cost	—	—	—	—	—
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	—	2	—	—	2
Write-offs charged against the allowance	(6)	—	—	—	(6)
Balance, end of period	$62	$12	$1	$—	$75

	Corporate	ABS	CMBS	Other Foreign Government	Total
Year ended December 31, 2022:
Balance, beginning of period	$26	$—	$1	$4	$31
Credit losses recognized on securities for which credit losses were not previously recorded	31	10	—	1	42
Reductions for securities sold during the period	(32)	—	—	(7)	(39)
Reductions for securities the Company intends to sell or more likely than not will be required to sell before recovery of its amortized cost	(4)	—	—	—	(4)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	6	—	(1)	2	7
Write-offs charged against the allowance	—	—	—	—	—
Balance, end of period	$27	$10	$—	$—	$37
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
The following tables present the estimated fair value and gross unrealized losses for the 5,788 and 6,441 fixed maturity securities for which an allowance for credit loss has not been recorded as of December 31, 2023 and December 31, 2022, and the estimated fair value had declined and remained below amortized cost (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
December 31, 2023:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$2,134	$70	$24,207	$3,524	$26,341	$3,594
Canadian government	—	—	459	33	459	33
Japanese government	876	50	2,193	452	3,069	502
ABS	336	5	3,025	223	3,361	228
CMBS	160	5	1,328	190	1,488	195
RMBS	115	3	681	99	796	102
U.S. government	614	10	717	204	1,331	214
State and political subdivisions	73	1	864	128	937	129
Other foreign government	254	3	2,290	333	2,544	336
Total investment grade securities	4,562	147	35,764	5,186	40,326	5,333
Below investment grade securities:
Corporate	295	36	649	121	944	157
ABS	—	—	68	10	68	10
CMBS	—	—	4	1	4	1
Other foreign government	—	—	193	52	193	52
Total below investment grade securities	295	36	914	184	1,209	220
Total fixed maturity securities	$4,857	$183	$36,678	$5,370	$41,535	$5,553

	Less than 12 months		12 months or greater		Total
December 31, 2022:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$21,867	$2,756	$6,840	$2,225	$28,707	$4,981
Canadian government	554	42	71	23	625	65
Japanese government	815	86	1,694	392	2,509	478
ABS	1,596	153	1,931	269	3,527	422
CMBS	1,314	144	281	65	1,595	209
RMBS	664	62	181	53	845	115
U.S. government	1,202	64	253	148	1,455	212
State and political subdivisions	819	124	131	50	950	174
Other foreign government	1,942	167	1,026	260	2,968	427
Total investment grade securities	30,773	3,598	12,408	3,485	43,181	7,083
Below investment grade securities:
Corporate	767	87	305	61	1,072	148
ABS	52	6	38	9	90	15
CMBS	—	—	—	—	—	—
Other foreign government	39	2	164	60	203	62
Total below investment grade securities	858	95	507	130	1,365	225
Total fixed maturity securities	$31,631	$3,693	$12,915	$3,615	$44,546	$7,308
The Company did not intend to sell, and more likely than not would not be required to sell, the securities outlined in the tables above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines. Changes in unrealized losses are primarily driven by changes in risk-free interest rates and credit spreads.

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	For the years ended December 31,
	2023	2022	2021
Fixed maturity securities available-for-sale	$2,753	$2,305	$2,059
Equity securities	6	6	5
Mortgage loans	324	298	293
Policy loans	54	54	55
Funds withheld at interest	317	253	351
Limited partnerships and real estate joint ventures	181	331	419
Short-term investments and cash and cash equivalents	99	29	3
Other invested assets	21	12	61
Investment income	3,755	3,288	3,246
Investment expense	(164)	(127)	(108)
Net investment income	$3,591	$3,161	$3,138
As of December 31, 2023, the Company held non-income producing securities with amortized costs, net of allowances, of $88 million and estimated fair values of $46 million. As of December 31, 2022, the Company held non-income producing securities with amortized costs, net of allowances, of $87 million and estimated fair values of $45 million. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults.
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	For the years ended December 31,
	2023	2022	2021
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$(38)	$(6)	$(11)
Impairments on fixed maturity securities	(3)	(17)	(1)
Realized gains on investment activity	72	192	299
Realized losses on investment activity	(275)	(396)	(65)
Net gains (losses) on equity securities	(1)	(21)	25
Change in mortgage loan allowance for credit losses	(16)	(16)	29
Change in fair value of certain limited partnership investments	48	38	169
Net losses on free-standing derivatives	(129)	(166)	(10)
Net gains (losses) on embedded derivatives	(163)	(173)	107
Other, net	24	26	25
Total investment related gains (losses), net	$(481)	$(539)	$567

Securities Lending and Repurchase/Reverse Repurchase Agreements
The following table provides information relating to securities lending and repurchase/reverse repurchase agreements as of December 31, 2023 and 2022 (dollars in millions):

	2023		2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities borrowing transactions:
Securities borrowed (1)	n/a	$947	n/a	$852
Securities pledged as collateral (2)	$845	676	$859	693
Securities lending transactions:
Securities loaned (2)	60	56	59	55
Securities received as collateral (3)	n/a	66	n/a	66
Repurchase/reverse repurchase transactions:
Securities sold (2)	1,486	1,333	898	779
Securities purchased (3)	n/a	517	n/a	619
Cash received (4)	820	820	149	149
(1)Securities borrowed are not reflected on the consolidated balance sheets. Collateral associated with certain borrowed securities is not included within this table as the collateral pledged to the counterparty is the right to reinsurance treaty cash flows.
(2)Securities loaned, pledged or sold to counterparties are included within fixed maturity securities.
(3)Securities received as collateral or purchased from counterparties are not reflected on the consolidated financial statements.
(4)A payable for the cash received by the Company is included within other liabilities.

The following tables present information on the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of December 31, 2023 and 2022, respectively (dollars in millions):

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$40	$40
State and political subdivisions	—	—	—	11	11
Other foreign government	—	—	—	5	5
Total	—	—	—	56	56
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	553	553
Japanese government	—	—	—	158	158
ABS	—	—	—	229	229
CMBS	—	—	—	221	221
RMBS	—	—	—	52	52
U.S. government and agencies	—	—	—	14	14
Other foreign government	—	—	—	106	106
Total	—	—	—	1,333	1,333
Total transactions	$—	$—	$—	$1,389	$1,389

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$42	$42
Canadian government	—	—	—	5	5
State and political subdivisions	—	—	—	3	3
Other foreign government	—	—	—	5	5
Total	—	—	—	55	55
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	279	279
Japanese government	—	—	—	278	278
ABS	—	—	—	54	54
CMBS	—	—	—	63	63
RMBS	—	—	—	10	10
Other foreign government	—	—	—	95	95
Total	—	—	—	779	779
Total transactions	$—	$—	$—	$834	$834
Mortgage Loans
As of December 31, 2023, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (13.4%), Texas (11.0%) and Washington (7.5%), in addition to loans secured by properties in Canada (4.0%) and the United Kingdom (2.4%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses, and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of December 31, 2023 and 2022 (dollars in millions):

	2023		2022
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Office	$1,700	22.8%	$1,706	25.6%
Retail	2,437	32.7	2,290	34.4
Industrial	1,947	26.1	1,518	22.8
Apartment	913	12.2	763	11.5
Hotel	413	5.5	319	4.8
Other commercial	49	0.7	57	0.9
Recorded investment	7,459	100.0%	6,653	100.0%
Unamortized balance of loan origination fees and expenses	(15)		(12)
Allowance for credit losses	(67)		(51)
Total mortgage loans	$7,377		$6,590
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of December 31, 2023 and 2022 (dollars in millions):

	2023		2022
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$3,228	43.3%	$2,652	39.9%
Due after five years through ten years	3,334	44.7	2,930	44.0
Due after ten years	897	12.0	1,071	16.1
Total	$7,459	100.0%	$6,653	100.0%

The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of December 31, 2023 and 2022 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2023:
Loan-to-Value Ratio
0% – 59.99%	$3,672	$272	$27	$46	$4,017	53.9%
60% – 69.99%	1,947	154	44	—	2,145	28.8
70% – 79.99%	843	52	34	—	929	12.4
80% or greater	198	70	100	—	368	4.9
Total	$6,660	$548	$205	$46	$7,459	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2022:
Loan-to-Value Ratio
0% – 59.99%	$3,466	$215	$56	$18	$3,755	56.4%
60% – 69.99%	1,894	119	71	—	2,084	31.3
70% – 79.99%	475	49	91	—	615	9.3
80% or greater	81	—	118	—	199	3.0
Total	$5,916	$383	$336	$18	$6,653	100.0%

The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of December 31, 2023 and 2022 (dollars in millions):

	Recorded Investment
	Year of Origination
December 31, 2023:	2023	2022	2021	2020	2019	Prior	Total
Internal credit quality grade:
High investment grade	$475	$635	$573	$304	$491	$1,734	$4,212
Investment grade	754	668	384	245	313	564	2,928
Average	12	—	—	18	63	203	296
Watch list	—	—	—	—	—	16	16
In or near default	—	—	—	—	—	7	7
Total	$1,241	$1,303	$957	$567	$867	$2,524	$7,459

	Recorded Investment
	Year of Origination
December 31, 2022:	2022	2021	2020	2019	2018	Prior	Total
Internal credit quality grade:
High investment grade	$698	$684	$327	$561	$422	$1,565	$4,257
Investment grade	586	284	248	279	252	531	2,180
Average	—	6	—	39	52	83	180
Watch list	—	—	—	—	—	—	—
In or near default	—	—	—	—	—	36	36
Total	$1,284	$974	$575	$879	$726	$2,215	$6,653

The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of December 31, 2023 and 2022 (dollars in millions):

	2023	2022
Current	$7,431	$6,617
31 – 60 days past due	28	—
Greater than 90 days	—	36
Total	$7,459	$6,653
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans as of December 31, 2023, 2022 and 2021 (dollars in millions):

	2023	2022	2021
Balance, beginning of period	$51	$35	$64
Change in allowance for credit losses	16	16	(29)
Balance, end of period	$67	$51	$35
During 2023, the Company modified ten mortgage loans for borrowers experiencing financial difficulty providing interest only payments and maturity extensions, two of which were paid in full as of December 31, 2023. The total recorded investment before allowance for credit losses for the remaining modified loans was $92 million as of December 31, 2023. During 2022, the company modified three mortgage loans to interest only payments, one of which was paid in full as of December 31, 2022. During 2022, the total recorded investment before allowance for credit losses for mortgage loans that were modified and met the criteria of Troubled Debt Restructuring (“TDR”) was $67 million. During 2021, the Company did not have any significant loans that were modified and met the criteria of a TDR.
The Company had one mortgage loan in the amount of $7 million on nonaccrual status as of December 31, 2023. The Company had two mortgage loans in the amount of $36 million that were on nonaccrual status as of December 31, 2022. During 2023, the Company converted three mortgage loans totaling $62 million at the time of foreclosure to owned properties as a result of foreclosures. The Company did not acquire any impaired mortgage loans during 2023, 2022 and 2021.
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
Funds Withheld at Interest
As of December 31, 2023, $3.3 billion of the funds withheld at interest balance is primarily associated with two clients. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of December 31, 2023 and 2022 are as follows (dollars in millions):

	2023	2022
Limited partnerships – equity method	$925	$934
Limited partnerships – fair value	856	683
Limited partnerships – cost method	71	49
Real estate joint ventures	783	661
Total limited partnerships and real estate joint ventures	$2,635	$2,327
Other Invested Assets
Other invested assets include lifetime mortgages and derivative contracts. Other invested assets also includes FHLB common stock and real estate held for investment, which are included in “Other” in the table below. As of December 31, 2023 and 2022, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of December 31, 2023 and 2022 are as follows (dollars in millions):

	2023	2022
Lifetime mortgages	$944	$868
Derivatives	97	170
Other	130	102
Total other invested assets	$1,171	$1,140
Note 12   DERIVATIVE INSTRUMENTS
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
Interest rate futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products reinsured by the Company. With exchange-traded interest rate futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by different classes of interest rate securities. The Company posts variation margin on a daily basis in an amount equal to the difference between the daily estimated fair values of those contracts. The Company enters into exchange-traded interest rate futures with regulated futures commission merchants that are members of the exchange.
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

Equity Derivatives
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
The Company has certain embedded derivatives that are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modco or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity contracts with benefits that are considered embedded derivatives. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions.

Summary of Derivative Positions
Derivatives, except for embedded derivatives, are included in other invested assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the consolidated balance sheets with the host contract in funds withheld at interest or funds withheld payable, at fair value. Embedded derivative liabilities on indexed annuity products are included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of December 31, 2023 and 2022 (dollars in millions):

		December 31, 2023			December 31, 2022
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,609	$4	$3	$1,271	$2	$2
Interest rate options	Interest rate	5,555	7	—	7,756	34	—
Total return swaps	Interest rate	500	24	—	500	18	—
Interest rate futures	Interest rate	97	—	—	96	—	—
Foreign currency swaps	Foreign currency	150	27	—	150	18	—
Foreign currency forwards	Foreign currency	809	36	—	766	50	—
Equity options	Equity	253	8	—	358	38	—
Equity futures	Equity	255	—	—	164	—	—
Credit default swaps	Credit	1,475	5	1	1,523	2	21
CPI swaps	CPI	468	11	3	496	20	3
Synthetic GICs	Interest rate	16,135	—	—	17,411	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	356	527	—	363	371
Indexed annuity products		—	—	415	—	—	530
Total non-designated derivatives		27,306	478	949	30,491	545	927
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate	1,770	9	86	737	3	83
Forward bond purchase commitments	Interest rate	1,076	11	80	407	—	96
Foreign currency swaps	Foreign currency	809	7	64	687	—	30
Foreign currency forwards	Foreign currency	1,143	5	17	1,019	38	1
Total hedging derivatives		4,798	32	247	2,850	41	210
Total derivatives		$32,104	$510	$1,196	$33,341	$586	$1,137

Fair Value Hedges
The Company designates and reports the following as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging: (i) certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets; and (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities. The gain or loss on the hedged item attributable to a change in interest rates or foreign currency and the offsetting gain or loss on the related interest rate or foreign currency swaps for the years ended December 31, 2023, 2022 and 2021 were as follows (dollars in millions):

Derivative Type	Hedged Item	Investment Related Gains (Losses), Net		Interest Credited
		Derivatives	Hedged Items	Derivatives	Hedged Items
For the Year Ended December 31, 2023:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(2)	$(2)	$—	$—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—
For the Year Ended December 31, 2022:
Foreign currency swaps	Foreign-denominated fixed maturity securities	(1)	7	—	—
For the Year Ended December 31, 2021:
Foreign currency swaps	Foreign-denominated fixed maturity securities	(4)	6	—	—
Cash Flow Hedges
Certain derivative instruments are designated as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The Company designates and accounts for the following as cash flow hedges: (i) certain interest rate swaps, in which the cash flows of assets and liabilities are variable based on a benchmark rate; (ii) certain interest rate swaps, in which floating rate assets are converted to fixed rate assets; (iii) forward bond purchase commitments; and (iv) certain foreign currency swaps, in which the cash flows of assets are denominated in different currencies, commonly referred to as cross-currency swaps.
The following table presents the components of AOCI, before income tax, and the consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the years ended December 31, 2023, 2022 and 2021 (dollars in millions):

Amounts Included in AOCI
Balance December 31, 2020	$(49)
Gains (losses), net deferred in other comprehensive income (loss)	20
Amounts reclassified to net investment income	—
Amounts reclassified to interest expense	7
Balance December 31, 2021	(22)
Gains (losses), net deferred in other comprehensive income (loss)	(192)
Amounts reclassified to net investment income	8
Amounts reclassified to interest expense	1
Balance December 31, 2022	(205)
Gains (losses), net deferred in other comprehensive income (loss)	(26)
Amounts reclassified to net investment income	23
Amounts reclassified to interest expense	(10)
Balance December 31, 2023	$(218)
As of December 31, 2023, approximately $13 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to net investment income during the next twelve months. For the same time period, approximately $9 million of before-tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.

The following table presents the effect of derivatives in cash flow hedging relationships on the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
For the year ended December 31, 2023:		Net Investment Income	Interest Expense
Interest rate	$18	$(7)	$10
Foreign currency	(44)	(16)	—
Total	$(26)	$(23)	$10

For the year ended December 31, 2022:
Interest rate	$(187)	$—	$(1)
Foreign currency	(5)	(8)	—
Total	$(192)	$(8)	$(1)

For the year ended December 31, 2021:
Interest rate	$28	$—	$(7)
Foreign currency	(8)	—	—
Total	$20	$—	$(7)
For the years ended December 31, 2023, 2022 and 2021, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the years ended December 31, 2023, 2022 and 2021 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	For the years ended December 31,
Derivative Type	2023	2022	2021
Foreign currency swaps	$—	$—	$(2)
Foreign currency forwards	(18)	73	—
Total	$(18)	$73	$(2)
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $192 million and $210 million as of December 31, 2023 and 2022, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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

A summary of the effect of non-qualifying derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 is as follows (dollars in millions):

		Gains (Losses) for the years ended December 31,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2023	2022	2021
Interest rate swaps	Investment related gains (losses), net	$(15)	$(131)	$(34)
Interest rate options	Investment related gains (losses), net	(33)	3	—
Total return swaps	Investment related gains (losses), net	14	21	—
Interest rate futures	Investment related gains (losses), net	1	6	1
Foreign currency swaps	Investment related gains (losses), net	17	21	20
Foreign currency forwards	Investment related gains (losses), net	(98)	(93)	(20)
Equity options	Investment related gains (losses), net	(28)	14	(33)
Equity futures	Investment related gains (losses), net	(31)	22	(25)
Credit default swaps	Investment related gains (losses), net	42	(66)	33
CPI swaps	Investment related gains (losses), net	6	31	46
Subtotal		(125)	(172)	(12)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(163)	(173)	107
Indexed annuity products	Interest credited	17	98	10
Total non-qualifying derivatives		$(271)	$(247)	$105
The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of embedded derivatives for the years ended December 31, 2023, 2022 and 2021.
Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company as of December 31, 2023 and 2022 (dollars in millions):

	2023			2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
AAA/AA/A
Single name credit default swaps	$2	$420	18.1	$(18)	$428	18.7
BBB
Single name credit default swaps	4	165	2.8	1	155	3.3
Credit default swaps referencing indices	(1)	880	5.0	—	915	6.2
Subtotal	3	1,045	4.7	1	1,070	5.8
BB
Single name credit default swaps	(1)	10	2.2	(2)	25	3.2
Total	$4	$1,475	8.5	$(19)	$1,523	9.4
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
The Company has elected to include all derivatives, except embedded derivatives, in the table below, irrespective of whether they are subject to an enforceable master netting arrangement or a similar agreement. See Note 11 – “Investments” for information regarding the Company’s securities borrowing, lending, and repurchase/reverse repurchase agreements. See “Embedded Derivatives” above for information regarding the Company’s bifurcated embedded derivatives.

The following table provides information relating to the netting of the Company’s derivative instruments as of December 31, 2023 and December 31, 2022 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments/Collateral (1)	Net Amount
December 31, 2023:
Derivative assets	$154	$(57)	$97	$(97)	$—
Derivative liabilities	254	(57)	197	(197)	—
December 31, 2022:
Derivative assets	$223	$(53)	$170	$(170)	$—
Derivative liabilities	236	(53)	183	(183)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of December 31, 2023, the Company had credit exposure of $15 million.
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
See Note 8 – “Market Risk Benefits” for information about fair value measurement of market risk benefits.

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 are summarized below (dollars in millions):

December 31, 2023:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities – available-for-sale:
Corporate	$38,755	$—	$33,822	$4,933
Canadian government	3,917	—	3,917	—
Japanese government	3,131	—	3,131	—
ABS	4,429	—	3,064	1,365
CMBS	1,773	—	1,714	59
RMBS	1,079	—	1,078	1
U.S. government	2,520	2,426	87	7
State and political subdivisions	1,114	—	1,095	19
Other foreign government	3,749	—	3,714	35
Total fixed maturity securities – available-for-sale	60,467	2,426	51,622	6,419
Equity securities	139	69	—	70
Funds withheld at interest – embedded derivatives	(377)	—	—	(377)
Funds withheld at interest	54	—	—	54
Cash equivalents	1,335	1,322	13	—
Short-term investments	187	90	95	2
Other invested assets:
Derivatives	97	—	97	—
Other	22	—	22	—
Total other invested assets	119	—	119	—
Total	$61,924	$3,907	$51,849	$6,168
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$415	$—	$—	$415
Funds withheld at interest – embedded derivatives	(206)	—	—	(206)
Derivatives – other liabilities	197	—	197	—
Total	$406	$—	$197	$209
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of December 31, 2023, the fair value of such investments was $856 million.

December 31, 2022:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities – available-for-sale:
Corporate	$33,969	$—	$29,670	$4,299
Canadian government	3,626	—	3,626	—
Japanese government	2,559	—	2,559	—
ABS	3,878	—	2,603	1,275
CMBS	1,623	—	1,555	68
RMBS	941	—	931	10
U.S. government	1,482	1,388	85	9
State and political subdivisions	1,119	—	1,093	26
Other foreign government	3,704	—	3,669	35
Total fixed maturity securities – available-for-sale	52,901	1,388	45,791	5,722
Equity securities	134	68	—	66
Funds withheld at interest – embedded derivatives	(371)	—	—	(371)
Funds withheld at interest	54	—	—	54
Cash equivalents	1,535	1,535	—	—
Short-term investments	121	54	54	13
Other invested assets:
Derivatives	170	—	170	—
Other	23	—	23	—
Total other invested assets	193	—	193	—
Total	$54,567	$3,045	$46,038	$5,484
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$530	$—	$—	$530
Funds withheld at interest – embedded derivatives	(363)	—	—	(363)
Derivatives – other liabilities	183	—	183	—
Total	$350	$—	$183	$167
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
For assets and liabilities reported at fair value, the Company utilizes, when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments, and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market valuation techniques, market comparable pricing and the income approach. The use of different techniques, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings. For the periods presented, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.

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
The inputs used in the valuation of corporate and government securities include, but are not limited to standard market observable inputs that are derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately placed issues that incorporate the credit quality and industry sector of the issuer. For internal pricing of private placements and structured securities, valuation is based primarily on matrix pricing or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt service coverage ratios and issuance-specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, transaction performance and vintage of loans.
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
Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments and other highly liquid debt instruments which are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The fair value of certain other cash equivalents and short-term investments, such as bonds with original maturities twelve months or less, are based upon other market observable data and are typically classified as Level 2. However, certain short-term investments may incorporate significant unobservable inputs resulting in a Level 3 classification. Various time deposits, certificates of deposit and sweeps carried as cash equivalents or short-term investments are not measured at estimated fair value and therefore are excluded from the tables presented.
Other – FVO contractholder-directed investments supporting unit-linked variable annuity type liabilities consist of fixed maturity securities. The fair value of the fixed maturity contractholder-directed securities is determined on a basis consistent with the methodologies described above for fixed maturity securities and are classified within Level 2 of the hierarchy.
Derivative Assets and Derivative Liabilities – All of the derivative instruments utilized by the Company are classified within Level 2 on the fair value hierarchy. These derivatives are principally valued using an income approach. Valuations of interest rate contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, Secured Overnight Financing Rate (“SOFR”) basis curves, Overnight Index Swaps curves, and repurchase rates. Valuations of foreign currency contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, currency spot rates, and cross currency basis curves. Valuations of credit contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility.

Quantitative Information Regarding Internally-Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of December 31, 2023 and 2022 (dollars in millions):

	Estimated Fair Value		Valuation	Unobservable	Range (Weighted Average)
	2023	2022	Technique	Input	2023	2022
Assets:
Corporate	$91	$25	Market comparable securities	Liquidity premium	0-2% (1%)	1%
				EBITDA Multiple	6.0x-8.5x (7.1x)	5.3x
ABS	268	274	Market comparable securities	Liquidity premium	0-18% (2%)	0-18% (2%)
U.S. government	7	9	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	31	9	Market comparable securities	Liquidity premium	4%	—
				EBITDA Multiple	8.4x-12.3x (10.1x)	8.4x-11.2x (9.6x)
Funds withheld at interest – embedded derivatives	(50)	(34)	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (18%)	0-35% (17%)
				Withdrawal	0-5% (4%)	0-5% (4%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-4% (2%)	1-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	415	530	Discounted cash flow	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (17%)	0-35% (16%)
				Withdrawal	0-5% (4%)	0-5% (3%)
				Option budget projection	1-4% (2%)	1-4% (2%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the year ended December 31, 2023:	Fixed maturity securities – available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$4,299	$35	$1,353	$35	$66	$—	$13	$(8)	$54	$(530)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	3	—	6	—	—	—	—	—	(2)	—
Investment related gains (losses), net	(15)	—	(2)	—	(1)	—	(1)	(163)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	17
Included in other comprehensive income (loss)	34	—	90	(2)	—	—	—	—	3	—
Purchases (2)	1,021	—	253	—	9	1	14	—	2	17
Sales (2)	(94)	—	(24)	—	(4)	—	—	—	—	—
Settlements (2)	(380)	—	(260)	(2)	—	—	(1)	—	(3)	81
Transfers into Level 3	71	—	64	—	—	—	6	—	—	—
Transfers out of Level 3	(6)	—	(55)	(5)	—	(1)	(29)	—	—	—
Fair value, end of period	$4,933	$35	$1,425	$26	$70	$—	$2	$(171)	$54	$(415)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$6	$—	$—	$—	$—	$—	$(2)	$—
Investment related gains (losses), net	(23)	—	(3)	—	(1)	—	(1)	(163)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(62)
Included in other comprehensive income (loss)	35	—	86	(2)	—	—	—	—	3	—
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

For the year ended December 31, 2022:	Fixed maturity securities – available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$3,888	$33	$1,179	$45	$50	$—	$28	$165	$83	$(693)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	6	—	—	—	—	—	—	—	(14)	—
Investment related gains (losses), net	(8)	—	(11)	(1)	6	—	1	(173)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	98
Included in other comprehensive income (loss)	(474)	(11)	(194)	(4)	—	—	(1)	—	(8)	—
Purchases (2)	1,669	—	521	—	14	—	33	—	3	1
Sales (2)	(182)	—	(58)	(6)	(4)	—	—	—	—	—
Settlements (2)	(577)	—	(140)	(5)	—	—	(28)	—	(10)	64
Transfers into Level 3	88	13	130	10	—	—	—	—	—	—
Transfers out of Level 3	(111)	—	(74)	(4)	—	—	(20)	—	—	—
Fair value, end of period	$4,299	$35	$1,353	$35	$66	$—	$13	$(8)	$54	$(530)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$4	$—	$—	$—	$—	$—	$—	$—	$(14)	$—
Investment related gains (losses), net	(18)	—	(10)	—	4	—	—	(173)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	33
Included in other comprehensive income (loss)	(467)	(11)	(195)	(4)	—	—	—	—	(8)	—
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

For the year ended December 31, 2021:	Fixed maturity securities – available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$3,029	$17	$254	$23	$53	$—	$15	$58	$56	$(752)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	5	—	1	—	—	—	—	—	(4)	—
Investment related gains (losses), net	(5)	—	—	—	13	—	—	107	—	—
Interest credited	—	—	—	—	—	—	—	—	—	10
Included in other comprehensive income (loss)	(28)	(4)	(6)	—	—	—	—	—	(1)	—
Purchases (2)	1,506	25	1,038	—	9	—	31	—	36	(34)
Sales (2)	(53)	—	(6)	—	(25)	—	(3)	—	—	—
Settlements (2)	(587)	(5)	(186)	(3)	—	—	(10)	—	(4)	83
Transfers into Level 3	29	—	84	25	—	—	—	—	—	—
Transfers out of Level 3	(8)	—	—	—	—	—	(5)	—	—	—
Fair value, end of period	$3,888	$33	$1,179	$45	$50	$—	$28	$165	$83	$(693)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$4	$—	$1	$—	$—	$—	$—	$—	$(4)	$—
Investment related gains (losses), net	(7)	—	—	—	7	—	—	107	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(72)
Included in other comprehensive income (loss)	(24)	(4)	(6)	—	—	—	—	—	(1)	—
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
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. For the years ended December 31, 2023 and 2022, the Company did not have any material assets that were measured at fair value due to impairment.

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of December 31, 2023 and 2022 (dollars in millions). This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

		Estimated	Fair Value Measurement Using:
December 31, 2023:	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans	$7,377	$6,975	$—	$—	$6,975
Policy loans	1,206	1,206	—	1,206	—
Funds withheld at interest	6,005	5,547	—	—	5,547
Limited partnerships – cost method	71	73	—	—	73
Cash and cash equivalents	1,635	1,635	1,635	—	—
Short-term investments	35	35	35	—	—
Other invested assets	1,019	841	4	63	774
Accrued investment income	759	759	—	759	—
Liabilities:
Interest-sensitive contract liabilities	$21,797	$21,665	$—	$—	$21,665
Funds withheld at interest	4,689	4,400	—	—	4,400
Long-term debt	4,427	4,243	—	—	4,243

December 31, 2022:
Assets:
Mortgage loans	$6,590	$6,109	$—	$—	$6,109
Policy loans	1,231	1,231	—	1,231	—
Funds withheld at interest	6,319	5,884	—	—	5,884
Limited partnerships – cost method	49	52	—	—	52
Cash and cash equivalents	1,392	1,392	1,392	—	—
Short-term investments	33	33	33	—	—
Other invested assets	947	758	4	65	689
Accrued investment income	630	630	—	630	—
Liabilities:
Interest-sensitive contract liabilities	$23,493	$23,065	$—	$—	$23,065
Funds withheld at interest	1,848	1,572	—	—	1,572
Long-term debt	3,961	3,670	—	—	3,670
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
Long-term Debt – The fair value of the Company’s long-term debt, and collateral finance and securitization notes is generally estimated by discounting future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of the Company or other companies with similar credit quality. The valuation of long-term debt, and collateral finance and securitization notes is generally obtained from brokers and is considered Level 3 in the fair value hierarchy.
Note 14   INCOME TAX
The Inflation Reduction Act of 2022 (“the Act”) was enacted in 2022. For tax years ending after December 31, 2022, the Act imposes a 15% minimum tax on adjusted financial statement income for “applicable corporations” with average financial statement income over $1 billion for the previous 3-year period ending in 2022 or after. Based on the current guidance the Company is not an applicable corporation for 2023 and is currently evaluating the likelihood that it will be an applicable corporation in 2024. The Act also imposes a 1% excise tax on stock buybacks of a publicly traded corporation. The Act is not expected to have a material impact to the Company’s tax expense.
Bermuda enacted the Corporate Income Tax Act of 2023 on December 27, 2023. The Bermuda regime establishes a statutory tax rate of 15%, applicable to companies with annual revenue of EUR 750 million or more. The Company established no net deferred taxes as a result of the enactment. The tax regime is effective for fiscal years beginning on or after January 1, 2025. The Company is still evaluating the impact of the newly enacted Bermuda corporate income tax regime on our financial position.
The Organization for Economic Cooperation and Development developed Model Global Anti-Base Erosion (“GloBE”) rules under Pillar II establishing a Global Minimum Tax to ensure multinational enterprises with consolidated revenue of more than EUR 750 million pay at least an effective tax rate of 15% on income arising in each jurisdiction in which they operate. The GloBE model rules serve as a template to allow for each jurisdiction to modify and incorporate into domestic law. As of December 31, 2023, many of the jurisdictions in which RGA operates enacted Pillar II legislation into domestic law with an effective date of January 1, 2024. Guidance is expected to continue throughout 2024 and beyond. The Company continues to evaluate the expected impact of the new law.
Pre-tax income for the years ended December 31, 2023, 2022 and 2021 consists of the following (dollars in millions):

	2023	2022	2021
Pre-tax income – U.S.	$898	$294	$1,112
Pre-tax income – foreign	262	424	273
Total pre-tax income	$1,160	$718	$1,385

The provision for income tax expense for the years ended December 31, 2023, 2022 and 2021 consists of the following (dollars in millions):

	2023	2022	2021
Current income tax expense (benefit):
U.S.	$(18)	$10	$91
Foreign	58	120	71
Total current	40	130	162
Deferred income tax expense (benefit):
U.S.	236	32	19
Foreign	(25)	35	34
Total deferred	211	67	53
Total provision for income taxes	$251	$197	$215
The effective tax rate for 2023 was slightly higher than the U.S. Statutory rate of 21% primarily as a result of income earned in jurisdictions with tax rates higher than the U.S. and changes to the valuation allowance which were partially offset with foreign tax credits.
The effective tax rate for 2022 was higher than the U.S. Statutory rate of 21% primarily as a result of income in jurisdictions with tax rates differing from the U.S., Subpart F income and Global Intangible Low-Taxed income. These expenses were offset with benefits from foreign tax credits and return to provision adjustments.
The Company’s effective tax rate differed from the U.S. federal income tax statutory rate of 21% as a result of the following for the years ended December 31, 2023, 2022 and 2021 (dollars in millions):

	2023	2022	2021
Tax provision at U.S. statutory rate	$244	$150	$291
Increase (decrease) in income taxes resulting from:
Tax rate differences on income in other jurisdictions	14	35	53
Differences in tax basis in foreign jurisdictions	4	10	(4)
Deferred tax valuation allowance	15	(4)	18
Amounts related to uncertain tax positions	(2)	3	(119)
Equity based compensation	2	(2)	(1)
Corporate rate changes	—	7	2
GILTI, net of credits	—	21	11
Subpart F for non-full inclusion companies	28	60	2
Foreign tax credits	(42)	(72)	(24)
Return to provision adjustments	(9)	(13)	(17)
Other, net	(3)	2	3
Total provision for income taxes	$251	$197	$215
Effective tax rate (1)	21.8%	27.3%	15.6%
(1)    The Company rounds amounts in the financial statements to millions and calculates the effective tax rate from the underlying whole dollar amounts. Thus, certain amounts may not recalculate based on the numbers due to rounding.
Total income taxes for the years ended December 31, 2023, 2022 and 2021 were as follows (dollars in millions):

	2023	2022	2021
Provision for income taxes	$251	$197	$215
Income tax from OCI and additional paid-in-capital:
Net unrealized investment gains (losses) recognized in OCI	449	(2,542)	(530)
Liability for future policyholder benefits	(161)	2,224	580
Market risk benefits	(3)	5	(11)
Foreign currency translation	22	35	23
Unrealized pension and postretirement	(2)	7	7
Total income taxes provided	$556	$(74)	$284

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2023 and 2022 are presented in the following tables (dollars in millions):

	2023	2022
Deferred income tax assets:
Nondeductible accruals	$96	$90
Net operating loss carryforward	272	295
Capital loss carryforwards	15	—
Tax credit carryforward	108	80
Invested assets	1,092	1,334
Anticipated future foreign tax credit	267	—
Other	—	12
Subtotal	1,850	1,811
Valuation allowance	(567)	(235)
Total deferred income tax assets	1,283	1,576
Deferred income tax liabilities:
Deferred acquisition costs	833	835
Policy reserves and other reinsurance liabilities	1,789	1,653
Invested assets	—	—
Outside basis difference foreign subsidiaries	152	166
Foreign currency translation	179	103
Anticipated future tax credit reduction	—	86
Other	80	—
Total deferred income tax liabilities	3,033	2,843
Net deferred income tax liabilities	$1,750	$1,267
Balance sheet presentation of net deferred income tax liabilities:
Included in other assets	$112	$116
Included in deferred income taxes	1,862	1,383
Net deferred income tax liabilities	$1,750	$1,267
As of December 31, 2023, the valuation allowance against deferred tax assets was $567 million. During 2023, the Company established a $303 million deferred tax asset and a corresponding valuation allowance related to the enactment of the Bermuda tax regime. Other increases to the valuation allowance were related to losses in foreign subsidiaries that do not have a history of income. These increases were partially offset by releases in certain jurisdictions where the deferred tax assets are more likely than not to be utilized.
As of December 31, 2022, the valuation allowance against deferred tax assets was $235 million. During 2022, the Company established a $25 million valuation allowance on certain unrealized losses in the Company’s fixed maturity portfolio due to limitations on the utilization of the deferred tax asset. Additionally, there were increases to the valuation allowance related to losses in foreign subsidiaries that do not have a history of income. These increases were partially offset by pretax earnings in certain subsidiaries with valuation allowances and foreign currency translation.
The earnings of substantially all of the Company's foreign subsidiaries have been permanently reinvested in foreign operations. The Company has provided a deferred tax liability for the future expected tax on foreign subsidiaries where the Company cannot assert permanent reinvestment. At December 31, 2023 and 2022, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $1.7 billion and $1.5 billion, respectively. As U.S. tax law generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds were repatriated.
During 2023, 2022 and 2021, the Company received federal and foreign income tax refunds of approximately $13 million, $3 million and $20 million, respectively. The Company made cash income tax payments of approximately $311 million, $131 million and $388 million, in 2023, 2022 and 2021, respectively.
The following table presents consolidated net operating loss carryforwards (“NOL”) as of December 31, 2023 (dollars in millions):

2023
NOL with no expiration and with no valuation allowance	$423
NOL with a full valuation allowance	126
NOL with no expiration and a partial valuation allowance	505
NOL with expiration date of 2034 and no valuation allowance	12
Total net operating loss carryforwards	$1,066

These net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, are not expected to be lost, due to the application of tax planning strategies that management would utilize.
As of December 31, 2023, the Company had foreign tax credit carryforwards of $108 million related to the U.S. and Ireland. The earliest year of expiration on the U.S. foreign tax credits is 2029. The U.S. credits are expected to be utilized in the ordinary course of business to offset U.S. tax liabilities. The Ireland foreign tax credit of $23 million has a full valuation allowance. Furthermore, the Company established anticipatory future foreign tax credits to offset Bermuda deferred tax liabilities established upon enactment of the Bermuda Income Tax.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The income tax years under examination vary by jurisdiction, but tax years 2020, 2021 and 2022 are generally subject to examination by the tax authorities. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2020, Canadian tax authorities for years prior to 2018 and with a few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years prior to 2019.
As of December 31, 2023, the Company’s total amount of unrecognized tax benefits is $33 million all of which would affect the effective tax rate, if recognized. Management believes it is reasonably possible that the unrecognized tax benefit could decrease by up to $3 million over the next 12 months if statutes expire.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is as follows (dollars in millions):

	Total Unrecognized Tax Benefits
	2023	2022	2021
Beginning balance, January 1	$36	$34	$342
Additions for tax positions of prior years	9	3	2
Reductions for tax positions of prior years	(15)	(4)	(312)
Additions for tax positions of current year	3	3	2
Ending balance, December 31	$33	$36	$34
The Company recognized minimal interest expense (benefit) associated with uncertain tax positions in 2023 and 2022 and $(31) million in 2021. As of December 31, 2023 and 2022, the Company had $3 million and $3 million of accrued interest related to unrecognized tax benefits. There are no penalties accrued as of December 31, 2023 or 2022.
Note 15   EMPLOYEE BENEFIT PLANS
Certain subsidiaries of the Company are sponsors or administrators of both qualified and non-qualified defined benefit pension plans (“Pension Plans”). The largest of these plans is a non-contributory qualified defined benefit pension plan sponsored by RGA Reinsurance Company (“RGA Reinsurance”) that covers U.S. employees. The benefits under the Pension Plans are generally based on years of service and compensation levels. The qualified defined benefit pension plan and some of the non-qualified defined benefit pension plans are closed to new employees.
The Company also provides select health care and life insurance benefits for certain retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. New employees hired in the U.S. are not eligible for retiree health care benefits. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits. Overfunded and underfunded plans are recognized in other assets and other liabilities, respectively.

A December 31 measurement date is used for all of the defined benefit and postretirement plans. The status of these plans as of December 31, 2023 and 2022 is summarized below (dollars in millions):

	December 31,
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$214	$256	$60	$75
Service cost	14	17	2	3
Interest cost	10	6	3	2
Participant contributions	—	—	—	—
Amendments	—	—	—	2
Actuarial (gains) losses	10	(50)	—	(20)
Benefits paid	(13)	(12)	(2)	(2)
Foreign exchange translations and other adjustments	1	(3)	—	—
Benefit obligation at end of year	$236	$214	$63	$60

	December 31,
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Change in plan assets:
Fair value of plan assets at beginning of year	$158	$179	$—	$—
Actual return on plan assets	17	(30)	—	—
Employer contributions	18	21	2	2
Participant contributions	—	—	—	—
Benefits paid	(13)	(12)	(2)	(2)
Fair value of plan assets at end of year	$180	$158	$—	$—
Funded status at end of year	$(56)	$(56)	$(63)	$(60)

	December 31,
	Qualified Plans		Non-Qualified Plans (1)		Total
	2023	2022	2023	2022	2023	2022
Aggregate fair value of plan assets	$180	$158	$—	$—	$180	$158
Aggregate projected benefit obligations	156	142	80	72	236	214
Over (under) funded	$24	$16	$(80)	$(72)	$(56)	$(56)
(1)For non-qualified plans, there are no required funding levels.

	December 31,
	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Amounts recognized in accumulated other comprehensive income (loss):
Net actuarial (gain) loss	$41	$40	$1	$(1)
Net prior service cost (credit)	—	—	(5)	(6)
Total	$41	$40	$(4)	$(7)
The following table presents information for pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2023 and 2022 (dollars in millions):

	2023	2022
Projected benefit obligation	$81	$73
Fair value of plan assets	—	—
The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2023 and 2022 (dollars in millions):

	2023	2022
Accumulated benefit obligation	$74	$66
Fair value of plan assets	—	—

The components of net periodic benefit cost, included in other operating expenses on the consolidated statements of income, and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows (dollars in millions):

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Net periodic benefit cost:
Service cost	$14	$17	$18	$2	$3	$3
Interest cost	10	6	4	3	2	2
Expected return on plan assets	(11)	(12)	(10)	—	—	—
Amortization of net actuarial losses	2	3	6	—	1	2
Amortization of prior service cost (credit)	—	—	—	(2)	(2)	(1)
Settlements	—	—	—	—	—	—
Net periodic benefit cost	15	14	18	3	4	6

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gains) losses	3	(9)	(13)	1	(20)	(6)
Amortization of net actuarial (losses)	(2)	(3)	(6)	—	(1)	(2)
Amortization of prior service (cost) credit	—	—	—	2	2	1
Settlements	—	—	—	—	—	—
Prior service cost (credit)	—	—	—	—	1	(3)
Foreign exchange translations and other adjustments	—	—	—	—	—	—
Total recognized in other comprehensive income (loss)	1	(12)	(19)	3	(18)	(10)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$16	$2	$(1)	$6	$(14)	$(4)
The Company has met the minimum funding requirements for its qualified pension plans and is not required to contribute to the qualified pension plans during 2024. The Company has not determined whether, and to what extent, contributions may be made to the qualified pension plans in 2024. During 2024, the Company expects to contribute $7 million and $3 million to its non-qualified pension plans and other benefit plans, respectively.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in millions):

	Pension Benefits	Other Benefits
2024	$15	$3
2025	17	3
2026	17	3
2027	19	4
2028	20	4
2029 – 2033	107	21
Assumptions
The weighted average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Benefit obligation
Discount rate	4.78%	5.00%	2.64%	4.79%	4.99%	2.76%
Rate of compensation increase	4.71%	4.96%	4.74%	n/a	n/a	n/a
Net periodic benefit cost
Discount rate	5.01%	2.65%	2.21%	4.99%	2.76%	2.41%
Expected long-term rate of return on plan assets	7.00%	6.50%	6.50%	n/a	n/a	n/a
Rate of compensation increase	4.97%	4.75%	4.71%	n/a	n/a	n/a
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
The assumed health care cost trend rates used in measuring the accumulated non-pension postretirement benefit obligation were as follows:

	As of December 31,
	2023	2022
Health care cost trend rates assumed for next year	6.50%	7.00%
Ultimate cost trend rate	4.50%	4.50%
Year ultimate trend is reached	2028	2028
Plan Assets
The Company’s overall investment strategy is to allocate 100% of investments for long-term growth. Target allocations of U.S. qualified pension plan assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets were 75.5% equity and alternative securities and 24.5% debt securities for 2023, and 60% equity securities and 40% debt securities for 2022. The Company’s plan assets are invested in mutual funds and exchange traded funds. The mutual funds and exchange traded funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.
The fair values of the Company’s qualified pension plan assets as of December 31, 2023 and 2022 are summarized below (dollars in millions):

	December 31, 2023
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds (1)	$154	$154	$—	$—
Exchange Traded Funds (2)	10	10	—	—
Cash	16	16	—	—
Total	$180	$180	$—	$—
(1)Mutual funds were invested 23% in U.S. equity funds, 36% in U.S. fixed income funds, 25% in non-U.S. equity funds and 16% in other.
(2)Exchange traded funds were invested 100% in U.S. equity funds.

	December 31, 2022
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds (3)	$158	$158	$—	$—
Cash	—	—	—	—
Total	$158	$158	$—	$—
(3)Mutual funds were invested 25% in U.S. equity funds, 40% in U.S. fixed income funds, 16% in non-U.S. equity funds and 19% in other.
As of December 31, 2023 and 2022, the Company classified all of its qualified pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 13 – “Fair Value of Asset and Liabilities” for additional information on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of RGA also sponsor savings and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans were $27 million, $23 million and $21 million in 2023, 2022 and 2021, respectively.

Note 16    FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS – SIGNIFICANT SUBSIDIARIES
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
Statutory net income and capital and surplus of the Company’s primary operating insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by the applicable state insurance department or local regulatory authority. The amounts below reflect the Company’s best estimate of the statutory capital, surplus and net income for the subsidiaries listed below as of the date the Company files this Annual Report. (dollars in millions):

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	2023	2022	2023	2022	2021
RGA Americas Reinsurance Company, Ltd.	$4,304	$1,607	$657	$(441)	$(241)
RGA Life and Annuity Insurance Company	3,206	2,516	157	5	(13)
RGA Reinsurance Company	2,437	2,262	483	(332)	(98)
RGA Reinsurance Company (Barbados) Ltd.*	1,621	1,466	133	(143)	115
RGA Life Reinsurance Company of Canada*	1,303	1,241	38	(7)	25
RGA International Reinsurance Company Dac*	718	439	21	44	15
RGA Worldwide Reinsurance Company, Ltd.	641	639	64	8	10
RGA Global Reinsurance Company, Ltd.	561	409	(22)	—	93
RGA Atlantic Reinsurance Company Ltd.*	475	729	68	4	(307)
RGA Reinsurance Company of Australia Limited*	456	403	52	(67)	(22)
Other	1,559	1,261	119	295	(109)
*Prior period amounts have been updated to reflect the entity’s adoption of LDTI or International Financial Reporting Standards No. 17
Each U.S. domestic insurance subsidiary’s state of domicile imposes minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of RGA’s U.S. domestic insurance subsidiaries exceeded the minimum RBC requirements for all periods presented herein. These requirements do not represent a significant constraint for the payment of dividends by RGA’s U.S. domestic insurance companies.
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

A reconciliation of the surplus between NAIC SAP and practices prescribed by the state of domicile is shown below (dollars in millions):

	December 31,
	2023	2022
Prescribed practice – surplus	$340	$527
Prescribed practice – letters of credit	(426)	(301)
Surplus (deficit) – NAIC SAP	$(86)	$226
RGA Life and Annuity and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12 month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. Aurora National is subject to California statutory provisions that are identical to those imposed by Missouri regarding the ability of Aurora National to pay dividends to RGA Reinsurance. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2024, RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $532 million. Any dividends paid by RGA Reinsurance would be paid to RGA Life and Annuity, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA.
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
Note 17    COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of December 31, 2023 and 2022, are presented in the following table (dollars in millions):

	2023	2022
Limited partnerships and real estate joint ventures	$1,058	$937
Mortgage loans	137	137
Bank loans and private placements	810	682
Lifetime mortgages	53	59
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for current expected credit losses associated with unfunded commitments as of December 31, 2023 and 2022.
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
Funding Agreements
Federal Home Loan Bank (“FHLB”) of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2023 and 2022, the Company had $1.1 billion and $1.3 billion, respectively, of FHLB funding agreements outstanding. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s Funding Agreement Backed Notes (“FABN”) program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of December 31, 2023 and 2022, the Company had $1.3 billion and $900 million of FABN agreements outstanding, which are included within interest-sensitive contract liabilities. In January 2024, the Company issued additional FABN agreements totaling $700 million.
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
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third-party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right to use asset and lease obligation. As of December 31, 2023, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of December 31, 2023 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	1,922
2036	3,599
2037	5,100
2038	2,550
2039	8,751
2041	720
2046	3,000
Note 18     FINANCING ACTIVITIES
Long-Term Debt
The Company’s long-term debt consists of the following as of December 31, 2023 and 2022 (dollars in millions):

	2023	2022
$400 million 4.70% Senior Notes due 2023	$—	$400
$400 million 3.95% Senior Notes due 2026	400	400
$600 million 3.90% Senior Notes due 2029	599	599
$600 million 3.15% Senior Notes due 2030	598	598
$400 million 6.00% Senior Notes due 2033	399	—
$100 million 4.09% Promissory Note due 2039	74	77
$500 million 7.125% Surplus Notes due 2043	475	—
$500 million 4.00% Surplus Notes due 2051	500	500
$700 million 7.125% Subordinated Debentures due 2052	700	700
$400 million 5.75% Subordinated Debentures due 2056	400	400
$400 million Variable Rate Junior Subordinated Debentures due 2065	319	319
Sub-total	4,464	3,993
Unamortized issuance costs	(37)	(32)
Long-term Debt	$4,427	$3,961
RGA has entered into an interest rate swap on its Variable Rate Junior Subordinated Debentures that effectively fixes the interest rate on these securities at 4.82% until December 2037.
On June 8, 2023, the Company issued 6.00% fixed rate Senior Notes due 2033 with a face amount of $400 million, which was used to repay upon maturity the $400 million 4.70% Senior Notes that matured on September 15, 2023. Capitalized issuance costs were $4 million.
On March 23, 2023, Chesterfield Reinsurance Company, a subsidiary of RGA, issued 7.125% Surplus Notes due 2043, with a face amount of $500 million. Capitalized issue costs were $6 million. The loan is expected to be repaid over the term of the loan based on available funds and regulatory approval. As of December 31, 2023, the amount outstanding is $475 million.
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
On September 23, 2022, RGA issued 7.125% fixed-rate reset subordinated debentures due October 15, 2052, with a face amount of $700 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $690 million and a portion was used to pay for the tender offer and redemption of the 2042 Debentures. The remaining proceeds will be used for general corporate purposes. Capitalized issue costs were approximately $9 million.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness. As of December 31, 2023 and 2022, the Company had $4,464 million and $3,993 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2023 and 2022, the average interest rate on long-term debt outstanding was 5.09% and 4.71%, respectively.
The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Future principal payments due on long-term debt, excluding discounts, as of December 31, 2023, were as follows (dollars in millions):

	Calendar Year
	2024	2025	2026	2027	2028	Thereafter
Long-term debt	$3	$4	$404	$4	$4	$4,050
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2023 and 2022, there were approximately $54 million and $128 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the UK. As of December 31, 2023 and 2022, $728 million and $1.5 billion, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.
The Company maintains seven committed credit facilities, a syndicated revolving credit facility and six letter of credit facilities. The committed credit facilities have a combined capacity of $928 million while the syndicated revolving credit facility is for $850 million and the remaining letter of credit facilities have a capacity of $1.3 billion. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s existing committed credit facilities as of December 31, 2023 and 2022 (dollars in millions):

			Amount Utilized(1) December 31,
Current Capacity		Maturity Date	2023	2022	Basis of Fees
$100		February 2024	$97	$97	Fixed
125		March 2024	104	103	Fixed
3	(2)	December 2024	3	3	Fixed
100		August 2024	29	30	Fixed
100		May 2025	60	70	Fixed
850		March 2028	—	1	Credit rating
500		November 2028	99	346	Credit rating and utilization %
(1)Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.
(2)Foreign currency denominated facility, amounts presented are in U.S. dollars.
Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace. Total fees expensed associated with the Company’s letters of credit were $6 million, $11 million and $11 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in policy acquisition costs and other insurance expenses.
Note 19     SEGMENT INFORMATION
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

Information related to revenues, income (loss) before income taxes, interest expense, depreciation and amortization, and assets of the Company’s operations are summarized below (dollars in millions):

For the years ended December 31,	2023	2022	2021
Revenues:
U.S. and Latin America:
Traditional	$7,823	$7,565	$7,157
Financial Solutions	2,624	1,046	1,484
Total	10,447	8,611	8,641
Canada:
Traditional	1,474	1,475	1,458
Financial Solutions	106	110	105
Total	1,580	1,585	1,563
Europe, Middle East and Africa:
Traditional	1,866	1,818	1,810
Financial Solutions	639	626	619
Total	2,505	2,444	2,429
Asia Pacific:
Traditional	3,050	2,882	2,828
Financial Solutions	650	475	417
Total	3,700	3,357	3,245
Corporate and Other	335	230	789
Total	$18,567	$16,227	$16,667

For the years ended December 31,	2023	2022	2021
Income (loss) before income taxes:
U.S. and Latin America:
Traditional	$318	$195	$133
Financial Solutions	170	145	591
Total	488	340	724
Canada:
Traditional	91	104	121
Financial Solutions	52	31	(11)
Total	143	135	110
Europe, Middle East and Africa:
Traditional	(21)	46	(150)
Financial Solutions	301	182	260
Total	280	228	110
Asia Pacific:
Traditional	372	194	(81)
Financial Solutions	113	46	100
Total	485	240	19
Corporate and Other	(236)	(225)	422
Total	$1,160	$718	$1,385

For the years ended December 31,	2023	2022	2021
Interest expense:
Corporate and Other	$257	$191	$139
Total	$257	$191	$139

For the years ended December 31,	2023	2022	2021
Depreciation and amortization:
U.S. and Latin America:
Traditional	$150	$147	$126
Financial Solutions	49	59	65
Total	199	206	191
Canada:
Traditional	18	5	14
Financial Solutions	—	—	—
Total	18	5	14
Europe, Middle East and Africa:
Traditional	61	25	43
Financial Solutions	1	1	1
Total	62	26	44
Asia Pacific:
Traditional	61	42	81
Financial Solutions	29	12	9
Total	90	54	90
Corporate and Other	18	18	22
Total	$387	$309	$361
The table above includes amortization of DAC

For the years ended December 31,	2023	2022	2021
Assets:
U.S. and Latin America:
Traditional	$24,320	$22,612	$27,350
Financial Solutions	28,385	25,203	29,931
Total	52,705	47,815	57,281
Canada:
Traditional	5,111	4,826	5,330
Financial Solutions	219	177	28
Total	5,330	5,003	5,358
Europe, Middle East and Africa:
Traditional	4,334	3,652	4,440
Financial Solutions	5,656	5,215	7,782
Total	9,990	8,867	12,222
Asia Pacific:
Traditional	9,925	9,254	7,871
Financial Solutions	14,680	12,023	9,048
Total	24,605	21,277	16,919
Corporate and Other	4,993	1,942	1,161
Total	$97,623	$84,904	$92,941
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
No individual client generated 10% or more of the Company’s total gross premiums and other revenues on a consolidated basis in 2023, 2022 and 2021. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Note 20   EQUITY
Common Stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2020	85,310,598	17,353,697	67,956,901
Common Stock acquired	—	852,037	(852,037)
Stock-based compensation (1)	—	(65,866)	65,866
Balance, December 31, 2021	85,310,598	18,139,868	67,170,730
Common Stock acquired	—	599,254	(599,254)
Stock-based compensation (1)	—	(104,732)	104,732
Balance, December 31, 2022	85,310,598	18,634,390	66,676,208
Common Stock acquired	—	1,372,131	(1,372,131)
Stock-based compensation (1)	—	(316,636)	316,636
Balance, December 31, 2023	85,310,598	19,689,885	65,620,713
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
The following table summarizes the Company’s share repurchase activity under the share repurchase programs for the years ended December 31, 2023 and 2022 (dollar amounts in millions, except for the number of shares and per share amounts):

Year of Repurchase	Shares Repurchased	Amount Paid	Average Per Share
2023	1,372,131	$200	$145.76
2022	599,254	$75	$125.15
On January 23, 2024, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date.
Noncontrolling Interest
In 2022, Papara Financing LLC (“Papara”), a subsidiary of RGA Reinsurance, issued nonconvertible preferred interests to an unaffiliated third party. The membership interests in Papara consist of (1) common interests, which are held by RGA Reinsurance and (2) preferred interests. The preferred interests total $90 million. The preferred interests are included in noncontrolling interest, and net income attributable to noncontrolling interest was $7 million for the year ended December 31, 2023.

Other Comprehensive Income (Loss)
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 (dollars in millions):
For the year ended December 31, 2023:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$224	$(26)	$198
Foreign currency swap	(18)	4	(14)
Net foreign currency translation adjustments	206	(22)	184
Unrealized gains on investments: (1)
Unrealized net holding gains arising during the year	2,050	(401)	1,649
Less: Reclassification adjustment for net gains realized in net income	(228)	48	(180)
Net unrealized gains	2,278	(449)	1,829
Change in impairments on fixed maturity securities	—	—	—
Effect of updating discount rates on future policy benefits	(660)	161	(499)
Change in instrument-specific credit risk for market risk benefits	(13)	3	(10)
Unrealized gains (losses) related to pension and postretirement benefits:
Net prior service cost arising during the year	(1)	1	—
Net gain (loss) arising during the year	(3)	1	(2)
Net unrealized gains (losses) related to pension and postretirement benefits	(4)	2	(2)
Other comprehensive income (loss)	$1,807	$(305)	$1,502
For the year ended December 31, 2022:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(131)	$(22)	$(153)
Foreign currency swap	64	(13)	51
Net foreign currency translation adjustments	(67)	(35)	(102)
Unrealized losses on investments: (1)
Unrealized net holding gains arising during the year	(12,036)	2,582	(9,454)
Less: Reclassification adjustment for net gains realized in net income	(218)	40	(178)
Net unrealized losses	(11,818)	2,542	(9,276)
Change in impairments on fixed maturity securities	—	—	—
Effect of updating discount rates on future policy benefits	10,188	(2,224)	7,964
Change in instrument-specific credit risk for market risk benefits	25	(5)	20
Unrealized gains (losses) related to pension and postretirement benefits:
Net prior service cost arising during the year	(3)	1	(2)
Net gain (loss) arising during the year	33	(8)	25
Net unrealized gains (losses) related to pension and postretirement benefits	30	(7)	23
Other comprehensive income (loss)	$(1,642)	$271	$(1,371)
For the year ended December 31, 2021:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$81	$(23)	$58
Foreign currency swap	(2)	—	(2)
Net foreign currency translation adjustments	79	(23)	56
Unrealized losses on investments: (1)
Unrealized net holding losses arising during the year	(2,137)	481	(1,656)
Less: Reclassification adjustment for net losses realized in net income	226	(49)	177
Net unrealized losses	(2,363)	530	(1,833)
Change in impairments on fixed maturity securities	—	—	—
Effect of updating discount rates on future policy benefits	2,787	(580)	2,207
Change in instrument-specific credit risk for market risk benefits	(54)	11	(43)
Unrealized gains (losses) related to pension and postretirement benefits:
Net prior service cost arising during the year	2	—	2
Net gain arising during the year	27	(7)	20
Net unrealized gains (losses) related to pension and postretirement benefits	29	(7)	22
Other comprehensive income (loss)	$478	$(69)	$409
(1)Includes cash flow hedges. See Note 12 for additional information on cash flow hedges.

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in millions):

For the years ended December 31,	2023	2022	2021
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$2,289	$(11,632)	$(2,299)
Other investments (1)	(11)	(186)	(64)
Net unrealized appreciation (depreciation)	$2,278	$(11,818)	$(2,363)
(1)Includes cash flow hedges. See Note 12 for additional information on cash flow hedges.
The balance of and changes in each component of AOCI were as follows (dollars in millions):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$(69)	$5,612	$(72)	$(6,416)	$36	(909)
OCI before reclassifications	79	(2,144)	22	2,787	(54)	690
Amounts reclassified from AOCI	—	(219)	7	—	—	(212)
Deferred income tax benefit (expense)	(23)	530	(7)	(580)	11	(69)
Balance, December 31, 2021	(13)	3,779	(50)	(4,209)	(7)	(500)
OCI before reclassifications	(67)	(12,045)	28	10,188	25	(1,871)
Amounts reclassified from AOCI	—	227	2	—	—	229
Deferred income tax benefit (expense)	(35)	2,542	(7)	(2,224)	(5)	271
Balance, December 31, 2022	(115)	(5,497)	(27)	3,755	13	(1,871)
OCI before reclassifications	206	2,037	(4)	(660)	(13)	1,566
Amounts reclassified from AOCI	—	241	—	—	—	241
Deferred income tax benefit (expense)	(22)	(449)	2	161	3	(305)
Balance, December 31, 2023	$69	$(3,668)	$(29)	$3,256	$3	$(369)
(1)Includes cash flow hedges of $(218), $(205) and $(22) as of December 31, 2023, 2022 and 2021, respectively. See Note 12 for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the years ended December 31, 2023 and 2022 (dollars in millions):

	Amount Reclassified from AOCI
Details about AOCI Components	2023	2022	Affected Line Item in Statement of Income
Net unrealized investment gains (losses):
Net unrealized gains and losses on available-for-sale securities	$(228)	$(218)	Investment related gains (losses), net
Cash flow hedges – Interest rate	10	(1)	(1)
Cash flow hedges – Currency/Interest rate	(23)	(8)	(1)
Total	(241)	(227)
Provision for income taxes	52	42
Net unrealized gains (losses), net of tax	$(189)	$(185)

Amortization of defined benefit plan items:
Prior service (cost) credit	$2	$2	(2)
Actuarial gains (losses)	(2)	(4)	(2)
Total	—	(2)
Provision for income taxes	—	—
Amortization of defined benefit plans, net of tax	$—	$(2)

Total reclassifications for the period	$(189)	$(187)
(1)See Note 12 for information on cash flow hedges.
(2)See Note 15 for information on employee benefit plans.

Long-term Incentive Compensation
The Company adopted the RGA Flexible Stock Plan in February 1993, as amended, and the Flexible Stock Plan for Directors in January 1997, as amended (collectively, the “Plans”). The Plans provide for the award of benefits of various types of long-term incentive compensation, including cash and equity based awards.
Equity based awards include stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other equity based awards to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2023, shares authorized for the granting of benefits under the RGA Flexible Stock Plan and the Flexible Stock Plan for Directors totaled 16,460,077 and 462,500, respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its Plans.
The Company recognized equity based compensation expense of $46 million, $45 million and $55 million in 2023, 2022 and 2021, respectively, related to equity based awards under the Plans, primarily due to performance shares, stock appreciation rights and restricted stock.
In general, equity based awards granted under the Plans become exercisable over vesting periods ranging from one to four years. SARs are generally granted with a conversion price equal to the stock’s fair value at the date of grant and expire 10 years after the date of grant. There were not any stock options outstanding under the Flexible Stock Plan for Directors during the periods presented. Information with respect to grants under the Plans are as follows.
Stock Options and Stock Appreciation Rights
The following table presents a summary of options and SARs activity:

	Number of Options and SARs	Weighted-Average Exercise/Conversion Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	2,221,287	$112.05
Granted	129,146	$138.34
Exercised	(454,459)	$91.40
Forfeited	(25,392)	$125.56
Outstanding at December 31, 2023	1,870,582	$118.70	$80.6
Awards exercisable	1,605,172	$118.18	$70.0
The intrinsic value of awards exercised was $27 million, $16 million, and $8 million for 2023, 2022 and 2021, respectively.

	Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/2023	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/2023	Weighted-Average Exercise Price
$50.00 – $89.99	30,817	0.2	$78.48	30,817	$78.48
$90.00 – $99.99	415,528	1.8	$92.60	415,528	$92.60
$100.00 – $139.99	1,096,818	6.8	$121.03	831,408	$120.78
$140.00 +	327,419	4.7	$147.80	327,419	$147.80
Totals	1,870,582	5.2	$118.70	1,605,172	$118.18
The following table presents the weighted-average assumptions used to determine the fair value of SARs granted:

For the years ended December 31,	2023	2022	2021
Dividend yield	2.31%	2.74%	2.17%
Risk-free rate of return	4.15%	2.41%	1.04%
Expected volatility	37.1%	36.0%	34.5%
Expected life (in years)	6.3	6.3	6.3
Weighted-average exercise price of stock options granted	$138.34	$106.53	$129.01
Weighted-average fair value of stock options granted	$47.20	$30.55	$34.93
The Black-Scholes model was used to determine the fair value recognized in the financial statements of SARs that have been granted. The Company used daily historical volatility when calculating the SAR’s value. The benchmark rate is based on observed interest rates for instruments with maturities similar to the expected term of the stock options. Dividend yield is determined based on historical dividend distributions compared to the price of the underlying common stock as of the valuation date and held constant over the life of the stock options. The Company estimated expected life using the historical average years to exercise or cancellation.

Performance Shares
Performance Shares are units that, if vested, are multiplied by a performance factor to produce a number of final units that are paid in the Company’s common stock. Each unit represents the right to receive up to two shares of the Company’s common stock, depending on the results of certain performance measures. Compensation expense related to Performance Shares is recognized ratably over the requisite performance period. Performance Shares are accounted for as equity awards, but are not credited with dividend equivalents for actual dividends paid on the Company’s common stock during the performance period.
Restricted Stock Units
In general, restricted stock units (“RSUs”) become payable at the end of a three year vesting period. Each RSU, if vested, represents the right to receive one share of Company common stock. RSUs generally do not have a strike price and are included in the Company’s shares outstanding.
The following table presents a summary of Performance Shares and Restricted Stock Units activity:

	Performance Shares	Restricted Stock Units
Outstanding at December 31, 2022	244,980	566,435
Granted	185,311	111,850
Change in units based on performance factor	(2,931)	—
Paid	(59,453)	(241,969)
Forfeited	(8,356)	(19,010)
Outstanding at December 31, 2023 (1)	359,551	417,306
(1)Amount outstanding at December 31, 2023, includes the amount of shares to be issued under RSUs expected to vest and number of Performance Shares to be issued at target performance. The amount of shares do not reflect potential increases or decreases that may result from the performance factor results except for the 2021 – 2023 grants which vested at December 31, 2023.
During 2023, the Company granted 185,311 Performance Shares at a weighted-average fair value per unit of $138.34.
As of December 31, 2023, the total compensation cost of non-vested awards not yet recognized in the financial statements was $25 million. It is estimated that these costs will vest over a weighted-average period of 0.8 years.
The majority of the awards granted each year under the Plans are made in the first quarter of each year.
Note 21   NEW ACCOUNTING STANDARDS NOT YET ADOPTED
Changes to the general accounting principles are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB Accounting Standards CodificationTM. See “New Accounting Pronouncements” in Note 1 – “Business and Basis of Presentation” and Note 3 – “Impact of New Accounting Standard” for information on new accounting standards adopted. Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

Description	Anticipated Date of Adoption	Effect on the Consolidated Financial Statements
Segment Reporting
This standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. Early adoption is permitted.
December 31, 2024

The adoption of the new standard will be applied retrospectively to all periods presented in the year of adoption. The adoption of the new standard will not be material to the Company’s results of operations or financial position.

Income Taxes
This standard improves income tax disclosure requirements, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, information on income taxes paid and other disclosure requirements. Early adoption is permitted.
December 31, 2025

The adoption of the new standard will be applied prospectively. Retrospective application is permitted. The adoption of the new standard will not be material to the Company’s results of operations or financial position.

Note 22   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Years Ended December 31,
(in millions, except per share data)	Three Months Ended
2023	March 31,	June 30,	September 30,	December 31,
Total Revenues	$4,251	$4,156	$5,153	$5,007
Total benefits and expenses	3,900	3,891	4,773	4,843
Income before income taxes	351	265	380	164
Net Income	253	207	289	160
Earnings Per Share:
Basic earnings per share	$3.77	$3.09	$4.34	$2.40
Diluted earnings per share	3.72	3.05	4.29	2.37
2022	March 31,	June 30,	September 30,	December 31,
Total Revenues	$3,917	$3,903	$4,050	$4,357
Total benefits and expenses	3,650	3,756	4,127	3,976
Income before income taxes	267	147	(77)	381
Net Income	197	106	(75)	293
Earnings Per Share:
Basic earnings per share	$2.93	$1.57	$(1.13)	$4.36
Diluted earnings per share	2.91	1.55	(1.13)	4.30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 3 to the financial statements, the Company has changed its method of accounting for long duration insurance products in 2023 due to the adoption of Accounting Standards Update No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, retrospectively with a transition date of January 1, 2021.
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
Premiums receivable and other reinsurance balances - Refer to Note 2 to the financial statements
Critical Audit Matter Description
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, the methodology to record estimated premiums receivable is based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the methodology used by the Company to record estimated premiums receivable is based on the terms of the reinsurance treaty and historical experience. Given the significant judgment used in determining estimated premiums receivable, auditing the actual methodologies and estimates required a high degree of auditor judgment and an increased extent of effort.
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

Actuarial Assumptions - Refer to Notes 2, 5, 8 and 13 to the financial statements
Critical Audit Matter Description
The estimated valuation of future policy benefits market risk benefits, and embedded derivatives are measured based on actuarial methodologies and underlying economic and future policyholder behavior assumptions.
Significant judgment was involved in the setting of the future policyholder behavior assumptions used to determine the estimated valuation of future policy benefits, market risk benefits, and embedded derivatives. These assumptions include mortality, longevity, and withdrawal (lapse), among others.
Given the significant estimation uncertainty and complexity of the Company’s actuarial assumptions, auditing these estimates required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions used by management to estimate the valuation of future policy benefits, market risk benefits, and embedded derivatives included the following, among others:
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
Fair Value – Level 3 Fixed Maturity Securities – Refer to Notes 13 to the financial statements
Critical Audit Matter Description
The Company has certain fixed maturity securities that are not actively traded and classified as Level 3 assets. Since such securities trade infrequently and have little or no price transparency, the Company’s market standard valuation techniques for determining the estimated fair value of such securities rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. The determination of these unobservable inputs involves significant management judgment and estimation and typically cannot be supported by reference to market activity.
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

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri
February 26, 2024

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2023 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2023.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Reinsurance Group of Americas Incorporated and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
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

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 26, 2024

Item 9B.         OTHER INFORMATION
During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable
Part III
Item 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be found in the Proxy Statement under the captions “Board of Directors and Corporate Governance” and “Stock Ownership” and is incorporated herein by reference.
Executive Officers
The following is certain additional information concerning each individual who is an executive officer of the Company or its primary U.S.-based operating subsidiary, RGA Reinsurance Company.
Leslie Barbi, 57, is Executive Vice President, Chief Investment Officer of the Company. She is also a member of the Company’s Executive Committee. Prior to joining RGA in 2020, Ms. Barbi served as Executive Officer – Senior Vice President, Head of Public Investments for Northwestern Mutual Life Insurance Company. Prior to that, she was the Senior Managing Director, Head of Public Fixed Income at The Guardian Life Insurance Company of America. Earlier in her career, Ms. Barbi held senior positions at Goldman Sachs Asset Management and at Pacific Investment Management Company (PIMCO).
Mark Brooks, 54, is Executive Vice President, Chief Information Officer of the Company. He manages the Company’s global information technology operations and is a member of the Company’s Executive Committee. Mark joined RGA in 2023 from Centene Corporation, where he served as Executive Vice President and Chief Technology and Transformation Officer. Prior to Centene, Mark held a variety of positions at Health Net, Inc., California-based health insurer, including Director of Web Development, Vice President of Applications Development, and Chief Technology Officer. Mark started his career at Accenture (formerly Andersen Consulting). Mark holds a Bachelor of Arts (B.A.) in Economics and Communications from the University of California, Davis, and a Master of Business Administration (MBA) degree from the UC Davis Graduate School of Management.
Tony Cheng, 49, is President and Chief Executive Officer of the Company and is a member of RGA’s Executive Committee. He has been Chief Executive Officer since January 1, 2024, and was named President in January 2023. Prior to this appointment, he served as Executive Vice President, Head of Asia, Australia and EMEA. He joined RGA in 1997 as Chief Actuary of Malaysian Life Reinsurance Group Berhad, the Company’s joint venture with the Life Insurance Association of Malaysia. In 2004, Mr. Cheng was named Chief Executive Officer of the Hong Kong office, responsible for all business activity in Hong Kong and Southeast Asia, and in 2011, was appointed Senior Vice President, Asia, an expanded role incorporating overall management of RGA’s Asia operations. In 2021 Mr. Cheng assumed responsibility for the Company’s Australia and EMEA operations.
John W. Hayden, 57, is Executive Vice President, Controller. Mr. Hayden joined the Company in 2000 and held the position of Vice President, SEC Reporting and Investor Relations prior to his current role. Before coming to RGA, Mr. Hayden served in a finance position at General American Life Insurance Company and prior to that position, he was a senior manager at KPMG LLP, in the financial services audit practice, specializing in the insurance industry. Mr. Hayden also serves as a director and officer of several RGA subsidiaries.
Ron Herrmann, 59, is Executive Vice President, Head of Americas for RGA Reinsurance Company. He joined the Company in November 2020 and is a member of RGA’s Executive Committee. Prior to joining RGA, Mr. Herrmann served as Head of both Individual Life and Employee Benefits at Equitable. Mr. Herrmann is a current member of the Board of Directors for both ACLI and LIMRA. Mr. Herrmann is also a Certified Financial Planner.
William L. Hutton, 64, is Executive Vice President, General Counsel and Secretary of the Company. He is responsible for legal services provided throughout the RGA enterprise. Mr. Hutton has been advising RGA on legal matters since 1998 and became General Counsel in 2011. In addition, prior to becoming General Counsel, he served as the company’s lead securities, finance and corporate governance counsel and had significant roles in RGA’s successful separation from MetLife in 2008 and the acquisition of ING’s Group Reinsurance in 2009. Prior to joining RGA, Mr. Hutton was in private practice with two law firms in St. Louis, Missouri. He holds a Juris Doctor (J.D.) from Southern Illinois University School of Law and a Bachelor of Science (B.S.) degree in finance from Eastern Illinois University. He is a member of the bar in both Missouri and Illinois.
Ray Kleeman, 51, is Executive Vice President, Chief Human Resources Officer, responsible for all of RGA’s global human resource strategies, including organization design, workforce and succession planning, talent acquisition and development, compensation and benefits, diversity and inclusion, and change management. He is also a member of the Company’s Executive Committee. He joined RGA in April 2022 and was previously Senior Vice President, Human Resources at Centene Corporation. Previously, Mr. Kleeman held several global positions with Monsanto Company, Express Scripts, Amgen, and Pfizer. He has a Master of Science (M.S.) and a Ph.D. in organizational psychology, both from Saint Louis University.
Todd C. Larson, 60, is Senior Executive Vice President, Chief Financial Officer of the Company. He is also a member of the Company’s Executive Committee. Mr. Larson joined the Company in May 1995 as Controller and held several positions in the finance function, including the position of Executive Vice President, Corporate Finance and Treasurer, before becoming Global Chief Risk Officer in July 2014. Mr. Larson assumed the role of Chief Financial Officer in May 2016. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993.
Arthur Ozeki, 61, is Executive Vice President, Head of Asia Pacific of the RGA Reinsurance Company, responsible for RGA’s operations across the Asia Pacific region. He is also a member of the Company’s Executive Committee. He joined RGA in 2016 as Senior Vice President and Chief Executive Officer, Japan Branch and subsequently took on other regional responsibilities, before assuming his current role in 2021. Prior to joining RGA, he was Senior Managing Director and Country Head of Japan for Macquarie Capital Securities, and also served on several boards of its infrastructure-related investments. Earlier in his career, Mr. Ozeki held senior positions at J.P. Morgan, UBS Securities Ltd., and Lazard Freres & Co., specializing in cross-border mergers and acquisitions in the automotive, telecommunications, pharmaceutical and financial services industries. He has a Masters of Business Administration from The University of Chicago Graduate School of Business, and a Bachelor of Science in Computer Science and Engineering from the Massachusetts Institute of Technology.
Jonathan Porter, 53, is Executive Vice President and Global Chief Risk Officer. He is also a member of the Company’s Executive Committee. Mr. Porter is responsible for the Company’s global enterprise risk management and corporate pricing oversight. Prior to his current role, Mr. Porter previously served in positions of Senior Vice President, Global Analytics and In-Force Management and Chief Pricing Actuary of International Markets. Before joining the Company in 2008, Mr. Porter worked for Manulife Financial as Chief Financial Officer, U.S. Life Insurance. Mr. Porter holds FSA and FCIA designations. Mr. Porter also serves as a director and officer of several RGA subsidiaries.
Simon Wainwright, 60, is Executive Vice President, Head of Europe Middle East & Africa (“EMEA”) and is a member of the Company’ Executive Committee. He joined RGA as Managing Director U.K. and Ireland in 2012, being promoted to Head of EMEA in 2019. Mr. Wainwright joined from HSBC, having held a number of roles over 15 years including CEO Insurance, CEO HSBC Bank Ireland and COO Commercial and Corporate Banking. Mr. Wainwright previously held senior insurance and banking roles at Lloyds Banking Group and Nationwide. Mr. Wainwright is a Fellow of the Chartered Banker Institute.
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
Also available on the Company’s website are the following other items: Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter, Cybersecurity and Technology Committee charter, Investment Committee charter, Nominating and Governance Committee charter and Risk Committee charter (collectively “Governance Documents”).
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
Item 11.         EXECUTIVE COMPENSATION
Information on this subject will be found in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” and “Board of Directors and Corporate Governance” and is incorporated herein by reference.
Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Information on this subject will be found in the Proxy Statement under the caption “Stock Ownership” and is incorporated herein by reference.
The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,679,874 (1)	$118.70 (2)(3)	1,347,133 (4)
Equity compensation plans not approved by security holders	—	—	—
Total	2,679,874 (1)	$118.70 (2)(3)	1,347,133 (4)
(1)Includes the number of securities to be issued upon exercises or settlement of stock appreciation rights, restricted units and performance contingent shares under the following plans: Flexible Stock Plan – 2,647,541; Director Flexible Stock Plan – 0; and Phantom Stock Plan for Directors – 32,333. The number of performance contingent shares represents the number of shares that would be issued based on target performance, reduced for cancellations and adjustments through December 31, 2023. The actual number of shares issued at the end of each performance period will range between 0% and 200% of the target number of units granted, based on a measure of the actual performance of the Company relative to stated goals.
(2)Does not include 359,551 performance contingent shares outstanding and 417,408 restricted units outstanding under the Flexible Stock Plan; 0 outstanding under the Flexible Stock Plan for Directors and 32,333 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e., a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).
(3)Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan.
(4)Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan – 1,284,521; Flexible Stock Plan for Directors – 40,197; and Phantom Stock Plan for Directors – 22,415.
Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information on this subject will be found in the Proxy Statement under the caption “Board of Directors and Corporate Governance” and is incorporated herein by reference.
Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information on this subject will be found in the Proxy Statement under the caption “Voting Matters – Item 4 – Ratification of Appointment of Independent Auditor” and is incorporated herein by reference.

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

See the Index to Exhibits on page 206.
Item 16.         FORM 10-K SUMMARY
None.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2023
(in millions)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheets (1)
Fixed maturity securities:
United States government and government agencies and authorities	$2,725	$2,520	$2,520
State and political subdivisions	1,236	1,114	1,114
Foreign governments (2)	11,199	10,797	10,797
Public utilities	5,549	5,031	5,031
Mortgage-backed and asset-backed securities	7,803	7,281	7,281
All other corporate bonds	36,465	33,724	33,724
Total fixed maturity securities	$64,977	$60,467	$60,467

Equity securities	$174	$139	$139
Mortgage loans	7,377		7,377
Policy loans	1,206		1,206
Funds withheld at interest	5,683		5,683
Limited partnerships and real estate joint ventures	2,635		2,635
Short-term investments	222		222
Other invested assets	1,171		1,171
Total investments	$83,445		$78,900
(1)Fixed maturity securities are classified as available-for-sale and carried at fair value.
(2)Includes fixed maturities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(in millions)

	2023	2022	2021
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$579	$598
Short-term and other investments	31	7
Cash and cash equivalents	102	298
Investment in subsidiaries	12,031	10,018
Loans to subsidiaries	1,010	1,060
Other assets	698	386
Total assets	$14,451	$12,367
Liabilities and stockholders’ equity:
Long-term debt – unaffiliated (1)	$3,468	$3,468
Long-term debt – affiliated (2)	600	600
Other liabilities	1,302	1,218
Stockholders’ equity	9,081	7,081
Total liabilities and stockholders’ equity	$14,451	$12,367
CONDENSED STATEMENTS OF INCOME
Interest / dividend income (3)	$654	$325	$399
Investment related gains (losses), net	(1)	2	5
Operating expenses	(67)	(53)	(66)
Interest expense	(202)	(183)	(152)
Income (loss) before income tax and undistributed earnings of subsidiaries	384	91	186
Income tax expense (benefit)	(35)	(22)	(21)
Net income (loss) before undistributed earnings of subsidiaries	419	113	207
Equity in undistributed earnings of subsidiaries	483	404	963
Net income	902	517	1,170
Other comprehensive income (loss)	3	19	14
Total comprehensive income	$905	$536	$1,184
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
(1)Long-term debt – unaffiliated consists of the following:

	2023	2022
$400 million 4.70% Senior Notes due 2023	$—	$400
$400 million 3.95% Senior Notes due 2026	400	400
$600 million 3.90% Senior Notes due 2029	599	599
$600 million 3.15% Senior Notes due 2030	598	598
$400 million 6.00% Senior Notes due 2033	399	—
$700 million 7.12% Subordinated Debentures due 2052	700	700
$400 million 5.75% Subordinated Debentures due 2056	400	400
$400 million Variable Rate Junior Subordinated Debentures due 2065	399	399
Subtotal	3,495	3,496
Unamortized debt issuance costs	(27)	(28)
Total	$3,468	$3,468
(2)Long-term debt includes $600 million of affiliated subordinated debt in 2023 and 2022, respectively. The affiliated subordinated debt was issued to various operating subsidiaries.
(3)Interest/dividend income includes $520 million and $188 million of cash dividends received from consolidated subsidiaries in 2023 and 2022, respectively.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)
December 31,
(in millions)

	2023	2022	2021
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$902	$517	$1,170
Equity in earnings of subsidiaries	(483)	(404)	(963)
Other, net	(190)	316	(227)
Net cash provided by (used in) operating activities	229	429	(20)
Investing activities:
Sales of fixed maturity securities available-for-sale	265	177	236
Purchases of fixed maturity securities available-for-sale	(273)	(315)	(150)
Maturities of fixed maturity securities available-for-sale	42	—	32
Repayments (issuances) of loans to subsidiaries	50	(40)	(10)
Change in short-term investments	(15)	—	165
Change in other invested assets	(4)	(1)	(1)
Capital contributions to subsidiaries	(51)	(53)	(43)
Net cash provided by (used in) investing activities	14	(232)	229
Financing activities:
Dividends to stockholders	(219)	(205)	(194)
Purchases of treasury stock	(227)	(81)	(99)
Change in cash collateral for derivative positions and other arrangements	11	5	(19)
Principal payments of long-term debt	(400)	(400)	(399)
Principal payments of affiliated long-term debt	—	—	(500)
Proceeds from unaffiliated long-term debt issuance, net	396	690	—
Proceeds from affiliated long-term debt issuance	—	—	600
Net cash provided by (used in) financing activities	(439)	9	(611)
Change in cash and cash equivalents	(196)	206	(402)
Cash and cash equivalents, beginning of period	298	92	494
Cash and cash equivalents, end of period	$102	$298	$92
Supplementary information:
Interest paid	$186	$156	$173
Income taxes paid, net of refunds	$169	$—	$323

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

	As of December 31,
	Deferred Policy Acquisition Costs	Future Policy Benefits and Interest-Sensitive Contract Liabilities	Market Risk Benefits (Assets) Liabilities (1)	Other Policy Claims and Benefits Payable
2023
U.S. and Latin America:
Traditional	$2,191	$14,875	$—	$909
Financial Solutions	552	24,258	249	25
Canada:
Traditional	173	4,776	—	373
Financial Solutions	—	31	—	5
Europe, Middle East and Africa:
Traditional	347	2,542	—	670
Financial Solutions	—	5,490	—	163
Asia Pacific:
Traditional	1,098	4,255	—	577
Financial Solutions	250	13,288	—	2
Corporate and Other	6	1,989	—	6
Total	$4,617	$71,504	$249	$2,730

2022
U.S. and Latin America:
Traditional	$2,087	$13,321	$—	$829
Financial Solutions	341	24,150	247	33
Canada:
Traditional	171	4,262	—	303
Financial Solutions	—	55	—	6
Europe, Middle East and Africa:
Traditional	294	2,159	—	661
Financial Solutions	—	4,676	—	104
Asia Pacific:
Traditional	1,043	4,058	—	534
Financial Solutions	188	11,761	—	4
Corporate and Other	4	1,589	—	6
Total	$4,128	$66,031	$247	$2,480
(1)Market risk benefits assets and liabilities are presented net.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(in millions)

	Year ended December 31,
	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Market Risk Benefits Remeasurement (Gains) Losses	Amortization of DAC	Other Expenses (1)
2023
U.S. and Latin America:
Traditional	$7,023	$778	$6,578	$—	$145	$782
Financial Solutions	1,521	1,151	2,176	(10)	48	240
Canada:
Traditional	1,215	246	1,153	—	12	218
Financial Solutions	90	4	48	—	—	6
Europe, Middle East and Africa:
Traditional	1,775	91	1,670	—	50	167
Financial Solutions	458	209	273	—	—	65
Asia Pacific:
Traditional	2,785	242	2,284	—	59	335
Financial Solutions	218	486	431	—	33	73
Corporate and Other	—	384	61	—	1	509
Total	$15,085	$3,591	$14,674	$(10)	$348	$2,395
2022
U.S. and Latin America:
Traditional	$6,590	$900	$6,464	$—	$144	$762
Financial Solutions	66	1,059	663	10	58	170
Canada:
Traditional	1,219	250	1,127	—	17	227
Financial Solutions	95	5	74	—	—	5
Europe, Middle East and Africa:
Traditional	1,736	76	1,571	—	38	163
Financial Solutions	486	151	383	—	—	61
Asia Pacific:
Traditional	2,650	199	2,292	—	67	329
Financial Solutions	236	270	349	—	13	67
Corporate and Other	—	251	32	—	—	423
Total	$13,078	$3,161	$12,955	$10	$337	$2,207
2021
U.S. and Latin America:
Traditional	$6,244	$889	$6,154	$—	$123	$747
Financial Solutions	55	1,070	744	(58)	64	143
Canada:
Traditional	1,194	259	1,082	—	13	242
Financial Solutions	90	4	108	—	—	8
Europe, Middle East and Africa:
Traditional	1,738	75	1,744	—	24	192
Financial Solutions	350	207	304	—	—	55
Asia Pacific:
Traditional	2,624	186	2,553	—	55	301
Financial Solutions	218	138	247	—	8	62
Corporate and Other	—	310	4	—	—	363
Total	$12,513	$3,138	$12,940	$(58)	$287	$2,113
(1)Includes policy acquisition costs and other insurance expenses (excluding amortization of DAC), other operating expenses and interest expense.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV—REINSURANCE
(in millions)

	As of or for the Year ended December 31,
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2023
Life reinsurance in force	$924	$69,242	$3,704,061	$3,635,743	101.9%
Premiums
U.S. and Latin America:
Traditional	$29	$195	$7,189	$7,023	102.4%
Financial Solutions	1,448	3	76	1,521	5.0
Canada:
Traditional	—	62	1,277	1,215	105.1
Financial Solutions	—	—	90	90	100.0
Europe, Middle East and Africa:
Traditional	—	30	1,805	1,775	101.7
Financial Solutions	—	246	704	458	153.7
Asia Pacific:
Traditional	—	137	2,922	2,785	104.9
Financial Solutions	—	—	218	218	100.0
Total	$1,477	$673	$14,281	$15,085	94.7
2022
Life reinsurance in force	$1,027	$151,569	$3,400,735	$3,250,193	104.6%
Premiums
U.S. and Latin America:
Traditional	$25	$421	$6,986	$6,590	106.0%
Financial Solutions	1	—	65	66	98.5
Canada:
Traditional	—	71	1,290	1,219	105.8
Financial Solutions	—	—	95	95	100.0
Europe, Middle East and Africa:
Traditional	—	32	1,768	1,736	101.8
Financial Solutions	—	137	623	486	128.2
Asia Pacific:
Traditional	—	117	2,767	2,650	104.4
Financial Solutions	—	—	236	236	100.0
Total	$26	$778	$13,830	$13,078	105.8
2021
Life reinsurance in force	$1,117	$166,842	$3,467,054	$3,301,329	105.0%
Premiums
U.S. and Latin America:
Traditional	$26	$472	$6,690	$6,244	107.1%
Financial Solutions	2	—	53	55	96.4
Canada:
Traditional	—	56	1,250	1,194	104.7
Financial Solutions	—	—	90	90	100.0
Europe, Middle East and Africa:
Traditional	5	32	1,765	1,738	101.6
Financial Solutions	—	202	552	350	157.7
Asia Pacific:
Traditional	—	112	2,736	2,624	104.3
Financial Solutions	—	—	218	218	100.0
Total	$33	$874	$13,354	$12,513	106.7

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2023
Valuation allowance for deferred income taxes	$235	$338	$(6)	$—	$567
Allowance for credit losses for mortgage loans	51	16	—	—	67
Allowance for credit losses for fixed maturity securities available-for-sale	37	52	—	14	75
2022
Valuation allowance for deferred income taxes	$264	$(7)	$(22)	$—	$235
Allowance for credit losses for mortgage loans	35	16	—	—	51
Allowance for credit losses for fixed maturity securities available-for-sale	31	42	—	36	37
2021
Valuation allowance for deferred income taxes	$269	$18	$(23)	$—	$264
Allowance for credit losses for mortgage loans	64	—	—	29	35
Allowance for credit losses for fixed maturity securities available-for-sale	20	27	—	16	31

GLOSSARY OF SELECTED TERMS
Throughout this Annual Report on Form 10-K, the Company may use certain abbreviations, acronyms and terms which are defined below.
Entities

Term or Acronym	Definition
RGA Reinsurance	RGA Reinsurance Company
Parkway Re	Parkway Reinsurance Company
Rockwood Re	Rockwood Reinsurance Company
Castlewood Re	Castlewood Reinsurance Company
Chesterfield Re	Chesterfield Reinsurance Company
RGA Life and Annuity	RGA Life and Annuity Insurance Company
RGA Canada	RGA Life Reinsurance Company of Canada
RGA Barbados	RGA Reinsurance Company (Barbados) Ltd.
RGA Americas	RGA Americas Reinsurance Company, Ltd.
Manor Re	Manor Reinsurance, Ltd.
RGA Atlantic	RGA Atlantic Reinsurance Company Ltd.
RGA Worldwide	RGA Worldwide Reinsurance Company, Ltd.
RGA Global	RGA Global Reinsurance Company, Ltd.
RGA Australia	RGA Reinsurance Company of Australia Limited
RGA International	RGA International Reinsurance Company dac
Aurora National	Aurora National Life Assurance Company
Omnilife	Omnilife Insurance Company, Limited
Papara	Papara Financing LLC

Certain Terms and Acronyms

Term or Acronym	Definition
A.M. Best	A.M. Best Company
ABS	Asset-backed securities
Actuary	A specialist in the mathematics of risk, especially as it relates to insurance calculations such as premiums, reserves, dividends, insurance rates and annuity rates.
Allowance	An amount paid by the reinsurer to the ceding company to help cover the ceding company's acquisition and other costs, especially commissions. Allowances are usually calculated as a large percentage (often 100%) of first-year premiums reinsured and smaller percentages of renewal premiums reinsured.
AOCI	Accumulated other comprehensive income (loss)
Asset-Intensive Reinsurance	A transaction (usually coinsurance or funds withheld and often involving reinsurance of annuities) where performance of the underlying assets, more so than any mortality risk, is a key element.
Assumed reinsurance	Insurance risk that a reinsurer accepts (assumes) from a ceding company.
ASU	Accounting Standards Update
ASU 2018-12	Accounting Standards Update Financial Services – Insurance (Topic 944):Targeted Improvements to the Accounting for Long-Duration Contracts
Automatic Reinsurance	Reinsurance arrangement whereby the ceding company and reinsurer agree that all business of a certain description will be ceded to the reinsurer. Under this arrangement, the ceding company performs underwriting decision-making within agreed-upon parameters for all business reinsured.
Bermuda Insurance Act	Bermuda's Insurance Act 1978 which distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business.
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
CCPA	California Consumer Privacy Act of 2018
Capital-motivated reinsurance	Reinsurance, including financial reinsurance, whose primary purpose is to enhance the cedant's capital position.
Captive insurer	An insurance or reinsurance entity designed to provide insurance or reinsurance coverage for risks of the entity or entities by which it is owned or to which it is affiliated.
CECL	Accounting for current expected credit losses using the model based on expected losses rather than incurred losses.
Ceding company (also known as cedant)	An insurer that transfers, or cedes, risk to a reinsurer
CEO	RGA’s Chief Executive Officer
Cession	The insurance risk associated with a policy that is reinsured from an insurer to a reinsurer.
CFO	RGA’s Chief Financial Officer

CIO	Chief Information Officer
CISO	RGA’s Global Chief Information Security and Privacy officer
CLOs	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities, a part of our investment portfolio that consists of securities made up of commercial mortgages. Stated on our balance sheet at fair value.
Coinsurance (also known as original terms reinsurance)	A form of reinsurance under which the ceding company shares its premiums, death claims, surrender benefits, dividends and policy loans with the reinsurer, and the reinsurer pays expense allowances to reimburse the ceding company for a share of its expenses.
Coinsurance funds-withheld	A variant on coinsurance, in which the ceding company withholds assets equal to reserves and shares investment income on those assets with the reinsurer.
Counterparty	A party to a contract requiring or offering the exchange of risk.
Counterparty risk	The risk that a party to an agreement will be unable to fulfill its contractual obligations
CPI	Consumer price index
Critical illness (CI) insurance (also known as dread disease insurance)	Insurance that provides a guaranteed fixed sum upon diagnosis of a specified illness or condition such as cancer, heart disease, or permanent total disability. The coverage can be offered on a stand-alone basis or as an add-on to a life insurance policy.
CRO	RGA’s Chief Risk Officer
CVA	Credit valuation adjustment
DAC	Deferred policy acquisition costs: Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits.
“Directors Plan”	Flexible Stock Plan for Directors
EBITDA	Earnings before interest, taxes, depreciation and amortization
EBS	Economic balance sheet framework as part of the Bermuda Solvency Capital Requirement that forms the basis for an insurer's enhanced capital requirements.
ECR	Enhanced capital requirement in accordance with the provisions of the Bermuda Insurance Act.
EEA	European Economic Area
EIAs	Equity-Indexed Annuities
EMEA	Europe, Middle East and Africa geographic segment
Enterprise Risk Management (ERM)	An enterprise-wide framework used by a firm to assess all risks facing the organization, manage mitigation strategies, monitor ongoing risks and report to interested audiences.
ESG	Environmental, social, and governance
EU	European Union
Expected mortality	Number of deaths predicted to occur in a defined group of people.
FABN	Funding Agreement Backed Notes
Face amount	Amount payable at the death of the insured or at the maturity of the policy.
Facultative reinsurance	A type of reinsurance in which the reinsurer underwrites an individual risk submitted by the ceding company for a risk that is unusual, large, highly substandard or not covered by an automatic reinsurance treaty. Such risks are typically submitted to multiple reinsurers for competitive offers.
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FHLB	Federal Home Loan Bank
FIA	Fixed indexed annuities
Financial reinsurance (also known as financially-motivated reinsurance)	A form of capital-motivated reinsurance that satisfies all regulatory requirements for risk transfer and is often designed to produce very predictable reinsurer profits as a percentage of the capital provided.
FSB	Financial Stability Board which consists of representatives of national financial authorities of the G20 nations.
FVO	Fair value option
GAAP	U.S. generally accepted accounting principles
GDPR	General Data Protection Regulation which establishes uniform data privacy laws across the European Union.
GICs	Guaranteed investment contracts
GILTI	Global intangible low-taxed income; a provision of U.S. Tax Reform that generally eliminates U.S. Federal income tax deferral on earnings of foreign subsidiaries.
GloBE	Model Global Anti-Base Erosion rules developed by the Organization for Economic Cooperation and Development
GMAB	Guaranteed minimum accumulation benefits; a feature of some variable annuities that the Company reinsures
GMDB	Guaranteed minimum death benefits; a feature of some variable annuities that the Company reinsures
GMIB	Guaranteed minimum income benefits; a feature of some variable annuities that the Company reinsures
GMWB	Guaranteed minimum withdrawal benefits; a feature of some variable annuities that the Company reinsures
Group life insurance	Insurance policy under which the lives of a group of people, most commonly employees of a single company, are insured in accordance with the terms of one master contract.
Guaranteed issue life insurance	Insurance products that are guaranteed upon application, regardless of past health conditions.
IAIG	Internationally Active Insurance Group
IAIS	International Association of Insurance Supervisors

IBNR	Incurred but not reported; a liability on claims that are based on historical reporting patterns, but have not yet been reported.
IFRS (International Financial Reporting Standards)	Standards and interpretations adopted by the International Accounting Standards Board (IASB)
Individual life insurance	An insurance policy that insures the life of usually one and sometimes two or more related individuals, rather than a group of people.
In-force sum insured	A measure of insurance in effect at a specific date.
Initial public offering (IPO)	The first sale to the public of shares of common stock issued by a private company. IPOs often are issued by smaller companies seeking the capital to expand, but they also can be used by large mutual or privately owned companies seeking to become publicly traded.
ISO	International Organization Standardization
Liquidity position	Combination of the company's cash, cash equivalents, and short-term investments
Longevity product	An insurance product that mitigates longevity risk by providing a stream of income for the duration of the policyholder's life.
Loss ratio	Claims and other policy benefits and Future policy benefits remeasurement (gains) losses as a percentage of net premiums
Market risk benefits	Contracts or contract features that provide protection to the policyholder from capital market risk and expose the Company to other-than-nominal capital market risk and are measured at fair value
MDCI	Missouri Department of Commerce and Insurance
MMS	Minimum margin of solvency required to be maintained by the Company's Bermuda subsidiaries.
Modco	Modified coinsurance
Modified coinsurance	A variant on coinsurance in which the ceding company retains all the reserves, as well as assets backing reserves, and pays the reinsurer interest on the reinsurer's share of the reserves.
Moody’s	Moody’s Investors Service
Morbidity	A measure of the incidence of sickness or disease within a specific population group.
Mortality experience	Actual number of deaths occurring in a defined group of people.
Mortality risk reinsurance	Reinsurance that focuses primarily on transfer of mortality risk through coinsurance of term products or YRT.
NAIC	National Association of Insurance Commissioners
NAIC SAP	NAIC statutory accounting practices
NAV	Net asset value
Net Premium Ratio (NPR)	The NPR equals the present value of benefits divided by the present value of gross premiums
NIFO	Net investments in foreign operations
NIST	National Institute of Standards and Technology
NOL	Net operating loss
Non-traditional reinsurance	Usually synonymous with capital-motivated reinsurance, but includes any reinsurance of non-biometrical risks
Novation	The act of replacing one participating member of a contract with another, with all rights, duties and terms being transferred to the new party upon consent of all parties affected.
NYSE	New York Stock Exchange: the exchange where RGA is traded under the symbol "RGA"
OAS	Option-adjusted spread
OCI	Other comprehensive income (loss)
OTC	Derivatives that are privately negotiated contracts, which are known as over-the-counter derivatives
OTC Cleared	OTC derivatives that are cleared and settled through central clearing counterparties.
PBR	Principles-based reserves
PCAOB	Public Company Accounting Oversight Board (United States)
PCS	Performance Contingent Shares
Pension Plans	The Company's sponsored or administrated qualified and non-qualified defined benefit pension plans
Portfolio	The totality of risks assumed by an insurer or reinsurer.
Preferred risk coverage	Coverage designed for applicants who represent a better-than-average risk to an insurer.
Premium	Amount paid to insure a risk.
Primary insurance (also known as direct insurance)	Insurance business relating to contracts directly between insurers and policyholders. The insurance company is directly responsible to the policyholder.
Production	New business produced during a specified period.
PRT	Pension Risk Transfer
PSU	Performance Share Units
Quota share (also known as 'first dollar' quota share)	A reinsurance arrangement in which the reinsurer receives a certain percentage of each risk reinsured.
RBC	Risk-Based Capital, which are guidelines promulgated by the NAIC and identify minimum capital requirements based upon business levels and asset mix.
Recapture	The right of the ceding company to cancel reinsurance under certain conditions.

Regulation XXX/Regulation A-XXX	U.S. Valuation of Life Policies Model Regulation implemented beginning in 2002 for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products.
Reinsurance	The transfer of insurance risk from an insurer, referred to as the ceding company, to a reinsurer, in conjunction with the payment of a reinsurance premium. Through reinsurance, a reinsurer 'insures' an insurer.
Reserves	The amount required to be carried as a liability in the financial statement of an insurer or reinsurer to provide for future commitments under outstanding policies and contracts.
Retakaful	A form of reinsurance that is acceptable within Islamic law. See Takaful.
Retention limit	The maximum amount of risk a company will insure on one life.
Retrocession	A transfer of reinsurance risk from a reinsurer to another reinsurer, referred to as the retrocessionaire, in conjunction with the payment of a retrocession premium. Through retrocession, a retrocessionaire reinsures a reinsurer.
Retrocessionaire	A reinsurer that reinsures another reinsurer; see Retrocession.
RMBS	Residential mortgage-backed securities, a part of our investment portfolio that consists of securities made up of residential mortgages. Stated on our balance sheet at fair value.
RMSC	The Company's Risk Management Steering Committee
RSUs	Restricted Stock Units
S&P	Standard & Poor's
SARs	Stock Appreciation Rights
SEC	Securities and Exchange Commission
Securitization	The structuring of financial assets as collateral against which securities can be issued to investors.
Simplified issue life insurance	Insurance products with limited face amounts that require no or minimal underwriting.
SOFR	Secured Overnight Financing Rate
SPLRC	Special Purpose Life Reinsurance Captives
Statutory capital	The excess of statutory assets over statutory reserves, both of which are calculated in accordance with standards established by insurance regulators.
“Stock Plans”	The RGA flexible stock plan and the Flexible Stock Plan for Directors, collectively
Takaful	A form of insurance that is acceptable within Islamic law, and that is devised upon the principles of mutual advantage and group security.
TDR	Troubled Debt Restructuring
Tele-underwriting	A telephone interview process, during which an applicant's qualifications to be insured are assessed.
The “County”	The County of St. Louis, Missouri
The “Plan”	RGA Flexible Stock Plan
The Board	RGA's board of directors
The CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
The Companies Act	The Bermuda's Companies Act of 1981
The Company	Reinsurance Group of America, Incorporated and its subsidiaries, all of which are wholly owned, collectively
Treaty (also known as a contract)	A reinsurance agreement between a reinsurer and a ceding company. The three most common types of reinsurance treaties are YRT (yearly renewable term), coinsurance and modified coinsurance. The three most common methods of accepting reinsurance are automatic, facultative and facultative-obligatory.
TVaR	Tail Value-at-Risk used for calculated capital requirement for Bermuda subsidiaries.
U.S. Tax Reform	The U.S. Tax Cuts and Jobs Act of 2017
UAE	United Arab Emirates
UK	United Kingdom
UL	Universal life insurance
Underwriting	The process that assesses the risk inherent in an application for insurance prior to acceptance of the policy.
Valuation	The periodic calculation of reserves, the funds that insurance companies are required to hold in order satisfy all future insurance obligations.
Variable life insurance	A form of whole life insurance under which the death benefit and the cash value of the policy fluctuate according to the performance of an investment fund. Most variable life insurance policies guarantee that the death benefit will not fall below a specified minimum.
VII	Variable investment income
VOCRA	Value of customer relationships acquired which represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business.
VODA	Value of distribution agreements which represents the present value of future profits associated with the expected future business derived from distribution agreements.
Webcasts	Presentation of information broadcast over the Internet.
WorkWise	The Company's hybrid approach to flexible work arrangements.
Yearly Renewable Term (YRT)	A type of reinsurance which covers only mortality risk, with each year's premium based on the current amount of risk.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ Tony Cheng
Tony Cheng
President and Chief Executive Officer

Date: February 26, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2024.

Signatures		Title

	/s/ Stephen T. O’Hearn*	Chair of the Board and Director
Stephen T. O’Hearn

	/s/ Tony Cheng	President, Chief Executive Officer and
	Tony Cheng	Director
(Principal Executive Officer)

	/s/ Pina Albo*	Director
Pina Albo

	/s/ Michele M. Bang*	Director
Michele M. Bang

	/s/ John J. Gauthier*	Director
John J. Gauthier

	/s/ Patricia L. Guinn*	Director
Patricia L. Guinn

	/s/ Hazel M. McNeilage*	Director
Hazel M. McNeilage

	/s/ George Nichols III*	Director
George Nichols III

	/s/ Shundrawn Thomas*	Director
Shundrawn Thomas

	/s/ Khanh T. Tran*	Director
Khanh T. Tran

	/s/ Steven C. Van Wyk*	Director
Steven C. Van Wyk

	/s/ Todd C. Larson	Senior Executive Vice President and Chief
	Todd C. Larson	Financial Officer (Principal Financial
and Accounting Officer)

*	By: /s/ Todd C. Larson
Todd C. Larson, Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed May 22, 2020

3.2	Amended and Restated Bylaws, effective December 20, 2022, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2022

4.1	Form of stock certificate for common stock, incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A filed on November 17, 2008

4.2
Indenture, dated August 21, 2012, between Reinsurance Group of America, Incorporated (the “Company”) and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 21, 2012

4.3
Third Supplemental Indenture, dated June 8, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 8, 2016

4.4
Fourth Supplemental Indenture, dated June 8, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed June 8, 2016

4.5
Fifth Supplemental Indenture, dated May 15, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 15, 2019

4.6
Sixth Supplemental Indenture, dated June 9, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 9, 2020

4.7
Seventh Supplemental Indenture, dated September 23, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 23, 2022

4.8
Eighth Supplemental Indenture, dated June 8, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 8, 2023

4.9	Form of Junior Subordinated Indenture between the Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3, filed February 9, 2001

4.10
Second Supplemental Junior Subordinated Indenture between the Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 9, 2005

4.11	Description of securities, incorporated by reference to Exhibit 4.11 to Annual Report on Form 10-K filed February 24, 2023

10.1
Credit Agreement, dated March 13, 2023, by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lenders and other parties thereto, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 16, 2023

10.2
Letter of Credit Reimbursement Agreement, dated November 13, 2023, by and between the Company and Crédit Agricole Corporate and Investment Bank, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed November 14, 2023

10.3	Directors Compensation Summary Sheet*

10.4	Flexible Stock Plan for Directors, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed February 27, 2018*

10.5	Amendment to the Flexible Stock Plan for Directors, effective May 19, 2021, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 20, 2021*

10.6	RGA Phantom Stock Plan for Directors, as amended and restated effective October 25, 2023*

10.7	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed February 27, 2018*

10.8	Annual Bonus Plan, effective February 21, 2023, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 23, 2023*

10.9	Flexible Stock Plan, as amended and restated effective May 23, 2017 (“Flexible Stock Plan”), incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K filed February 27, 2018*

10.10	Amendment to the Flexible Stock Plan, effective May 19, 2021, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 20, 2021*

10.11	Form of 2021 Restricted Share Unit Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 15, 2021*

10.12	Form of 2021 Performance Contingent Share Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 7, 2021*

10.13	Form of 2021 Restricted Stock Unit Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 7, 2021*

10.14	Form of 2021 Stock Appreciation Right Award Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 7, 2021*

10.15	Form of 2021 Non-Qualified Stock Option Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed May 7, 2021*

10.16	Form of 2022 Performance Contingent Share Arrangement under Flexible Stock Plan, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 6, 2022*

10.17	Form of 2022 Stock Appreciation Right Award Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report Form 10-Q filed May 6, 2022*

10.18	Form of 2022 Non-Qualified Stock Option Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.3 to Quarterly Report Form 10-Q filed May 6, 2022*

10.19	Form of 2023 Performance Contingent Share Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 5, 2023*

10.20	Form of 2023 Stock Appreciation Right Award Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 5, 2023*

10.21	Form of 2023 Restricted Stock Unit Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed May 5, 2023*

10.22	RGA Reinsurance Company Augmented Benefit Plan, as amended, incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed February 27, 2018*

10.23	RGA Reinsurance Company Executive Deferred Savings Plan, as amended, incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed February 27, 2018*

10.24
Canadian Supplemental Executive Retirement Plan for Executive Employees of RGA Life Reinsurance Company of Canada, as amended and restated August 1, 2015, incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed February 27, 2018*

10.25	Offer Letter, dated October 29, 2015, between the Company and Anna Manning, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 24, 2015*

10.26	Letter Agreement, dated July 25, 2019, by and between the Company and Anna Manning, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 1, 2019*

10.27	Offer Letter, effective January 2, 2023, between the Company and Tony Cheng, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 4, 2023*

10.28	Letter Agreement, dated June 23, 2023, between RGA Enterprise Services Company and Tony Cheng, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 23, 2023*

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Gauthier, Nichols, Thomas, Tran and Van Wyk and Mses. Albo, Bang, Guinn and McNeilage

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

97	NYSE Executive Compensation Recoupment Policy

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.