Form 10-Q
period 2024-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2024-05-03
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
 OR
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
As of April 30, 2024, 65,792,025 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $70,790 and $64,977; allowance for credit losses of $95 and $75)	$65,827	$60,467
Equity securities, at fair value	144	139
Mortgage loans (net of allowance for credit losses of $77 and $67)	7,539	7,377
Policy loans	1,198	1,206
Funds withheld at interest	5,642	5,683
Limited partnerships and real estate joint ventures	2,697	2,635
Short-term investments	327	222
Other invested assets	1,140	1,171
Total investments	84,514	78,900
Cash and cash equivalents	5,935	2,970
Accrued investment income	808	759
Premiums receivable and other reinsurance balances	3,342	3,528
Reinsurance ceded receivables and other	5,265	5,448
Deferred policy acquisition costs	4,673	4,617
Other assets	1,463	1,401
Total assets	$106,000	$97,623
Liabilities and equity
Future policy benefits	$47,067	$41,231
Interest-sensitive contract liabilities	31,319	30,273
Market risk benefits, at fair value	228	258
Other policy claims and benefits	2,753	2,730
Other reinsurance balances	874	1,103
Deferred income taxes	1,897	1,862
Funds withheld payable	4,409	4,483
Other liabilities	3,468	2,085
Long-term debt	4,427	4,427
Total liabilities	96,442	88,452
Commitments and contingent liabilities (See Note 15)
Equity
Preferred stock – par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at March 31, 2024 and December 31, 2023	1	1
Additional paid-in-capital	2,549	2,544
Retained earnings	8,934	8,805
Treasury stock, at cost – 19,522,343 and 19,689,885 shares	(1,891)	(1,900)
Accumulated other comprehensive income (loss)	(125)	(369)
Total RGA, Inc. stockholders’ equity	9,468	9,081
Noncontrolling interest	90	90
Total equity	9,558	9,171
Total liabilities and stockholders’ equity	$106,000	$97,623
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2024	2023
Revenues
Net premiums	$5,376	$3,385
Net investment income	961	856
Investment related gains (losses), net	(149)	(77)
Other revenues	149	87
Total revenues	6,337	4,251
Benefits and expenses
Claims and other policy benefits	5,132	3,063
Future policy benefits remeasurement (gains) losses	(24)	(26)
Market risk benefits remeasurement (gains) losses	(35)	14
Interest credited	254	215
Policy acquisition costs and other insurance expenses	387	331
Other operating expenses	283	250
Interest expense	68	53
Total benefits and expenses	6,065	3,900
Income before income taxes	272	351
Provision for income taxes	60	98
Net income	212	253
Net income attributable to noncontrolling interest	2	1
Net income available to RGA, Inc. shareholders	$210	$252

Earnings per share
Basic earnings per share	$3.20	$3.77
Diluted earnings per share	$3.16	$3.72
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended March 31,
	2024	2023
Comprehensive income (loss)
Net income	$212	$253
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11)	22
Net unrealized investment gains (losses)	(395)	1,103
Effect of updating discount rates on future policy benefits	650	(721)
Change in instrument-specific credit risk for market risk benefits	—	1
Defined benefit pension and postretirement plan adjustments	—	5
Total other comprehensive income (loss), net of tax	244	410
Total comprehensive income	456	663
Comprehensive income attributable to noncontrolling interest	2	1
Total comprehensive income attributable to RGA, Inc.	$454	$662
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)
(Unaudited)

	RGA, Inc. Stockholders’ Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	$1	$2,544	$8,805	$(1,900)	$(369)	9,081	$90	$9,171
Change in equity of noncontrolling interest							(2)	(2)
Net income			210			210	2	212
Total other comprehensive income (loss)					244	244		244
Dividends to stockholders, $0.85 per share			(56)			(56)		(56)
Purchase of treasury stock				(16)		(16)		(16)
Reissuance of treasury stock		5	(25)	25		5		5
Balance, March 31, 2024	$1	$2,549	$8,934	$(1,891)	$(125)	$9,468	$90	$9,558

	RGA, Inc. Stockholders’ Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	$1	$2,502	$8,169	$(1,720)	$(1,871)	7,081	$90	$7,171
Change in equity of noncontrolling interest							(1)	(1)
Net income			252			252	1	253
Total other comprehensive income (loss)					410	410		410
Dividends to stockholders, $0.80 per share			(53)			(53)		(53)
Purchase of treasury stock				(67)		(67)		(67)
Reissuance of treasury stock		4	(32)	31		3		3
Balance, March 31, 2023	$1	$2,506	$8,336	$(1,756)	$(1,461)	$7,626	$90	$7,716

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three months ended March 31,
	2024	2023

Net cash provided by operating activities	5,736	1,574
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	5,521	1,973
Purchases of fixed maturity securities available-for-sale	(9,466)	(3,664)
Maturities of fixed maturity securities available-for-sale	465	241
Sales of equity securities	—	1
Purchases of equity securities	—	(2)
Principal payments on mortgage loans	122	70
Cash invested in mortgage loans	(301)	(323)
Deposits in (withdrawals from) funds withheld at interest	97	81
Sales of limited partnerships and real estate joint ventures	38	93
Purchases of limited partnerships and real estate joint ventures	(101)	(119)
Sales of short-term investments	31	75
Purchases of short-term investments	(185)	(179)
Maturities of short-term investments	49	14
Change in other invested assets	7	29
Other, net	3	5
Net cash used in investing activities	(3,720)	(1,705)
Cash flows from financing activities
Dividends to stockholders	(56)	(53)
Proceeds from long-term debt issuance, net	—	494
Principal payments of long-term debt	(1)	(1)
Purchases of treasury stock	(16)	(67)
Change in cash collateral for derivatives and other arrangements	(145)	17
Change in deposit asset on reinsurance	89	11
Deposits on investment-type policies and contracts	2,546	976
Withdrawals on investment-type policies and contracts	(1,412)	(880)
Net cash provided by financing activities	1,005	497
Effect of exchange rate changes on cash	(56)	1
Change in cash and cash equivalents	2,965	367
Cash and cash equivalents, beginning of period	2,970	2,927
Cash and cash equivalents, end of period	$5,935	$3,294
Supplemental disclosures of cash flow information
Interest paid	$49	$43
Income taxes paid, net of refunds	$16	$29
Non-cash investing activities
Transfer of invested assets	$1,621	$109
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
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 24, 2024 (the “2023 Annual Report”).
In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation, have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Consolidation
These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. Entities in which the Company has significant influence over the operating and financing decisions but are not required to be consolidated are reported under the equity method of accounting.
NOTE 2 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended March 31,
	2024	2023
Earnings:
Net income (numerator for basic and diluted calculations)	$212	$253
Less: Net income attributable to noncontrolling interest	2	1
Net income available to RGA, Inc. shareholders	$210	$252
Shares:
Weighted average outstanding shares (denominator for basic calculation)	66	67
Equivalent shares from outstanding stock awards	1	1
Diluted shares (denominator for diluted calculation)	67	68
Earnings per share:
Basic	$3.20	$3.77
Diluted	$3.16	$3.72
The calculation of common equivalent shares does not include the impact of stock awards with a conversion price that exceeds the average stock price for the earnings period as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance shares awards as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period.
NOTE 3 EQUITY
Common stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2023	85,310,598	19,689,885	65,620,713
Common stock acquired	—	—	—
Stock-based compensation (1)	—	(167,542)	167,542
Balance, March 31, 2024	85,310,598	19,522,343	65,788,255

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2022	85,310,598	18,634,390	66,676,208
Common stock acquired	—	371,343	(371,343)
Stock-based compensation (1)	—	(235,601)	235,601
Balance, March 31, 2023	85,310,598	18,770,132	66,540,466
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
On January 23, 2024, the Company’s board of directors authorized a share repurchase program for up to $500 million of its outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the three months ended March 31, 2024, the Company did not repurchase any shares of common stock under this program.
Noncontrolling Interest
In 2022, Papara Financing LLC (“Papara”), a subsidiary of RGA Reinsurance Company, issued nonconvertible preferred interests to an unaffiliated third party. The membership interests in Papara consist of (1) common interests, which are held by RGA Reinsurance Company and (2) preferred interests. The preferred interests, included in noncontrolling interest, total $90 million.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2024 and 2023 are as follows (dollars in millions):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2023	$69	$(3,668)	$(29)	$3,256	$3	$(369)
Other comprehensive income (loss) before reclassifications	1	(638)	(1)	842	—	204
Amounts reclassified to (from) AOCI	—	123	1	—	—	124
Deferred income tax benefit (expense)	(13)	121	—	(192)	—	(84)
Balance, March 31, 2024	$57	$(4,062)	$(29)	$3,906	$3	$(125)

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2022	$(115)	$(5,497)	$(27)	$3,755	$13	$(1,871)
Other comprehensive income (loss) before reclassifications	28	1,316	5	(927)	2	424
Amounts reclassified to (from) AOCI	—	88	1	—	—	89
Deferred income tax benefit (expense)	(6)	(301)	(1)	206	(1)	(103)
Balance, March 31, 2023	$(93)	$(4,394)	$(22)	$3,034	$14	$(1,461)
(1)Includes cash flow hedges of $(299) and $(218) as of March 31, 2024 and December 31, 2023, respectively, and $(198) and $(205) as of March 31, 2023 and December 31, 2022, respectively. See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended March 31,		Affected Line Item in Statements of Income
Details about AOCI Components	2024	2023
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(118)	$(87)	Investment related gains (losses), net
Cash flow hedges – Interest rate	3	2	(1)
Cash flow hedges – Currency/Interest rate	(8)	(3)	(1)
Total	(123)	(88)
Provision for income taxes	24	18
Net unrealized gains (losses), net of tax	$(99)	$(70)
Amortization of defined benefit plan items:
Prior service cost (credit)	$—	$—	(2)
Actuarial gains (losses)	(1)	(1)	(2)
Total	(1)	(1)
Provision for income taxes	—	—
Amortization of defined benefit plans, net of tax	$(1)	$(1)

Total reclassifications for the period	$(100)	$(71)
(1)See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.
(2)This AOCI component is included in the computation of the net periodic pension cost. See Note 14 – “Employee Benefit Plans” for additional details.
Equity Based Compensation
Equity compensation expense was $6 million and $4 million for the three months ended March 31, 2024 and 2023, respectively. In the first quarter of 2024, the Company granted 106,233 stock appreciation rights at $185.28 weighted average exercise price per share, 116,883 performance shares and 81,527 restricted stock units to employees. As of March 31, 2024, 1,464,521 share awards at a weighted average strike price per share of $119.44 were vested and exercisable with a remaining weighted average exercise period of 4.6 years. As of March 31, 2024, the total compensation cost of non-vested awards not yet recognized in the financial statements was $61 million. It is estimated that these costs will vest over a weighted average period of 1.0 years.

NOTE 4 FUTURE POLICY BENEFITS
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
The following tables provide the balances of and changes in the Company’s liability for future policy benefits for long-duration reinsurance contracts for its Traditional business, which primarily consists of individual life, group life and critical illness reinsurance for the three months ended March 31, 2024 and 2023 (dollars in millions):

For the three months ended March 31, 2024:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$76,943	$22,689	$15,328	$42,741
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(347)	52	81	(103)
Adjusted balance, beginning of year	76,596	22,741	15,409	42,638
Issuances (1)	884	124	294	1,131
Interest accrual (2)	872	188	127	272
Net premiums collected (3)	(1,271)	(246)	(354)	(533)
Derecognition (4)	(67)	—	—	—
Foreign currency translation	—	(496)	(183)	(1,123)
Ending balance at original discount rate	77,014	22,311	15,293	42,385
Effect of changes in discount rate assumptions	(6,474)	(4,815)	(2,668)	(12,184)
Balance, end of period	$70,540	$17,496	$12,625	$30,201

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$89,036	$26,275	$16,756	$47,370
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(378)	49	79	(104)
Adjusted balance, beginning of year	88,658	26,324	16,835	47,266
Issuances (1)	884	124	296	1,131
Interest accrual (2)	1,016	242	137	312
Benefit payments (5)	(1,348)	(263)	(372)	(485)
Derecognition (4)	(74)	—	—	—
Foreign currency translation	(1)	(574)	(202)	(1,194)
Ending balance at original discount rate	89,135	25,853	16,694	47,030
Effect of changes in discount rate assumptions	(8,048)	(4,183)	(2,920)	(14,206)
Balance, end of period	$81,087	$21,670	$13,774	$32,824

Liability for future policy benefits	$10,547	$4,174	$1,149	$2,623
Less: reinsurance recoverable	(753)	(283)	(32)	(111)
Net liability for future policy benefits	$9,794	$3,891	$1,117	$2,512

Weighted average duration of the liability (in years)	12	15	8	15
Weighted average interest accretion rate	4.6%	3.6%	3.3%	2.6%
Weighted average current discount rate	5.3%	5.0%	5.5%	4.6%
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
(5)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal and other benefit payments based on current assumptions.

For the three months ended March 31, 2023:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$74,207	$21,330	$14,244	$40,506
Effect of changes in cash flow assumptions	—	—	—	(8)
Effect of actual variances from expected experience	(103)	97	(256)	128
Adjusted balance, beginning of year	74,104	21,427	13,988	40,626
Issuances (1)	1,016	110	382	619
Interest accrual (2)	851	182	119	256
Net premiums collected (3)	(1,229)	(231)	(344)	(490)
Derecognition (4)	(35)	—	—	—
Foreign currency translation	—	46	184	(113)
Ending balance at original discount rate	74,707	21,534	14,329	40,898
Effect of changes in discount rate assumptions	(4,074)	(4,376)	(2,515)	(11,029)
Balance, end of period	$70,633	$17,158	$11,814	$29,869

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$85,285	$24,655	$15,454	$44,785
Effect of changes in cash flow assumptions	—	—	—	(8)
Effect of actual variances from expected experience	(79)	98	(258)	121
Adjusted balance, beginning of year	85,206	24,753	15,196	44,898
Issuances (1)	1,018	110	382	619
Interest accrual (2)	981	233	127	293
Benefit payments (5)	(1,486)	(256)	(331)	(458)
Derecognition (4)	(54)	—	—	—
Foreign currency translation	1	56	201	(125)
Ending balance at original discount rate	85,666	24,896	15,575	45,227
Effect of changes in discount rate assumptions	(5,188)	(3,607)	(2,686)	(12,914)
Balance, end of period	$80,478	$21,289	$12,889	$32,313

Liability for future policy benefits	$9,845	$4,131	$1,075	$2,444
Less: reinsurance recoverable	(417)	(227)	(37)	(99)
Net liability for future policy benefits	$9,428	$3,904	$1,038	$2,345

Weighted average duration of the liability (in years)	12	15	8	16
Weighted average interest accretion rate	4.7%	3.6%	3.4%	2.6%
Weighted average current discount rate	4.9%	4.7%	3.4%	4.3%
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
(5)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal and other benefit payments based on current assumptions.
Significant assumptions used to compute the liability for future policy benefits for the Traditional business include mortality, morbidity, lapse rates and discount rates (both accretion and current). The Company updates the underlying market data used to determine the current discount rate resulting in changes to the discount rate assumptions used to measure the liability for future policy benefits each period.

The Company’s Traditional business actual-to-expected variances and the effects of changes in cash flow and discount rate assumptions for the three months ended March 31, 2024 and 2023 are summarized in the tables below:

For the three months ended March 31, 2024:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$12.1 billion	None	$(31) million	$(428) million
			0.3% decrease	3.5% decrease
Canada – Traditional	$3.5 billion	None	$(3) million	$(239) million
			0.1% decrease	6.7% decrease
Europe, Middle East and Africa – Traditional	$1.4 billion	None	$(2) million	$(33) million
			0.1% decrease	2.3% decrease
Asia Pacific – Traditional	$4.7 billion	None	$(1) million	$(57) million
			None	1.2% decrease

For the three months ended March 31, 2023:
Segment	Liability for future policy benefits at original discount rate	Change in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$11 billion	None	$24 million	$490 million
			0.2% increase	4.4% increase
Canada – Traditional	$3.4 billion	None	$1 million	$143 million
			None	4.3% increase
Europe, Middle East and Africa – Traditional	$1.2 billion	None	$(2) million	$(2) million
			0.2% decrease	0.2% decrease
Asia Pacific – Traditional	$4.3 billion	None	$(7) million	$46 million
			0.2% decrease	1.1% increase
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
The following tables provide the balances of and changes in the Company’s liability for future policy benefits, including the deferred profit liability related to the longevity business, for its Financial Solutions business, which primarily consists of longevity reinsurance, asset-intensive products, primarily annuities and financial reinsurance for the three months ended March 31, 2024 and 2023 (dollars in millions):

For the three months ended March 31, 2024:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,455	$3,184	$54,832	$2,057
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	—	(7)	338	1
Adjusted balance, beginning of year	1,455	3,177	55,170	2,058
Issuances (1)	1,893	—	4,963	4,760
Interest accrual (2)	11	25	418	7
Net premiums collected (3)	(1,928)	(79)	(1,388)	(4,912)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(69)	(702)	(143)
Ending balance at original discount rate	1,431	3,054	58,461	1,770
Effect of changes in discount rate assumptions	(240)	(342)	(7,802)	(121)
Balance, end of period	$1,191	$2,712	$50,659	$1,649

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$6,843	$3,210	$60,938	$8,019
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	2	(7)	340	1
Adjusted balance, beginning of year	6,845	3,203	61,278	8,020
Issuances (1)	2,021	—	4,963	4,909
Interest accrual (2)	79	25	471	24
Benefit payments (5)	(165)	(80)	(1,125)	(77)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(69)	(764)	(581)
Ending balance at original discount rate	8,780	3,079	64,823	12,295
Effect of changes in discount rate assumptions	(484)	(341)	(8,609)	(796)
Balance, end of period	$8,296	$2,738	$56,214	$11,499

Liability for future policy benefits	$7,105	$26	$5,555	$9,850
Less: reinsurance recoverable	(878)	—	—	—
Net liability for future policy benefits	$6,227	$26	$5,555	$9,850

Weighted average duration of the liability (in years)	8	7	9	15
Weighted average interest accretion rate	3.6%	3.2%	3.0%	1.2%
Weighted average current discount rate	5.3%	4.9%	4.9%	2.2%
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
(5)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal and other benefit payments based on current assumptions.

For the three months ended March 31, 2023:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,671	$3,394	$38,782	$1,605
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(7)	(2)	42	—
Adjusted balance, beginning of year	1,664	3,392	38,824	1,605
Issuances (1)	146	—	3,681	1,244
Interest accrual (2)	13	27	185	6
Net premiums collected (3)	(186)	(84)	(764)	(1,260)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	9	742	(21)
Ending balance at original discount rate	1,637	3,344	42,668	1,574
Effect of changes in discount rate assumptions	(223)	(336)	(8,323)	74
Balance, end of period	$1,414	$3,008	$34,345	$1,648

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$5,823	$3,447	$44,330	$6,561
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(11)	(6)	31	(1)
Adjusted balance, beginning of year	5,812	3,441	44,361	6,560
Issuances (1)	154	—	3,681	1,289
Interest accrual (2)	56	28	225	18
Benefit payments (5)	(138)	(83)	(858)	(68)
Derecognition (4)	—	—	—	—
Foreign currency translation	(16)	8	852	(77)
Ending balance at original discount rate	5,868	3,394	48,261	7,722
Effect of changes in discount rate assumptions	(460)	(332)	(9,191)	(250)
Balance, end of period	$5,408	$3,062	$39,070	$7,472

Liability for future policy benefits	$3,994	$54	$4,725	$5,824
Less: reinsurance recoverable	—	—	—	—
Net liability for future policy benefits	$3,994	$54	$4,725	$5,824

Weighted average duration of the liability (in years)	8	7	9	15
Weighted average interest accretion rate	3.5%	3.3%	1.9%	1.3%
Weighted average current discount rate	5.0%	4.7%	4.7%	1.5%
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
(5)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal and other benefit payments based on current assumptions.
Significant assumptions used to compute the liability for future policy benefits for the Financial Solutions business include mortality, morbidity, lapse rates and discount rates (both accretion and current). The Company updates the underlying market data used to determine the current discount rate resulting in changes to the discount rate assumptions used to measure the liability for future policy benefits.

The Company’s Financial Solutions business actual-to-expected variances (including the effects of model updates) and the effects of changes in cash flow and discount rate assumptions for the three months ended March 31, 2024 and 2023 are summarized in the tables below:

For the three months ended March 31, 2024:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$7.4 billion	None	$2 million	$(84) million
			None	1.6% decrease
Canada – Financial Solutions	$25 million	None	$—	$(2) million
			None	7.7% decrease
Europe, Middle East and Africa – Financial Solutions	$6.3 billion	None	$2 million	$(154) million
			None	2.5% decrease
Asia Pacific – Financial Solutions	$10.5 billion	None	$—	$97 million
			None	1.6% increase

For the three months ended March 31, 2023:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$4.2 billion	None	$(4) million	$96 million
			0.1% decrease	2.3% increase
Canada – Financial Solutions	$50 million	None	$(4) million	$3 million
			7.5% decrease	5.7% increase
Europe, Middle East and Africa – Financial Solutions	$5.6 billion	None	$(11) million	$46 million
			0.2% decrease	0.8% increase
Asia Pacific – Financial Solutions	$6.1 billion	None	$(1) million	$136 million
			None	2.7% increase
Reconciliation and Other Disclosures
The reconciliation of the rollforward of the liability for future policy benefits to the condensed consolidated balance sheets as of March 31, 2024 and 2023 is as follows (dollars in millions):

	March 31,
	2024	2023
Liability for future policy benefits included in the rollforwards:
Traditional:
U.S. and Latin America	$10,547	$9,845
Canada	4,174	4,131
Europe, Middle East and Africa	1,149	1,075
Asia Pacific	2,623	2,444
Financial Solutions:
U.S. and Latin America	7,105	3,994
Canada	26	54
Europe, Middle East and Africa	5,555	4,725
Asia Pacific	9,850	5,824
Other long-duration contracts	117	181
Claims liability and incurred but not reported claims	5,439	5,417
Unearned revenue liability	482	532
Total liability for future policy benefits	$47,067	$38,222

The amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for the liability for future policy benefits included in the rollforwards as of March 31, 2024 and 2023 is as follows (dollars in millions):

	March 31,
	2024		2023
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future gross premiums
Traditional:
U.S. and Latin America	$179,131	$82,691	$172,081	$82,288
Canada	55,118	21,591	53,244	21,317
Europe, Middle East and Africa	25,928	14,388	24,591	13,611
Asia Pacific	94,316	38,412	92,305	37,986
Financial Solutions:
U.S. and Latin America	2,914	1,829	3,112	1,975
Canada	4,390	2,900	4,738	3,149
Europe, Middle East and Africa	98,292	55,187	64,424	37,636
Asia Pacific	3,743	2,840	2,977	2,478

Expected future benefit payments
Traditional:
U.S. and Latin America	$189,341	$81,087	$181,123	$80,478
Canada	56,998	21,670	56,223	21,289
Europe, Middle East and Africa	25,709	13,774	24,150	12,889
Asia Pacific	90,670	32,824	88,496	32,313
Financial Solutions:
U.S. and Latin America	14,071	8,296	9,214	5,408
Canada	4,128	2,738	4,602	3,062
Europe, Middle East and Africa	100,423	56,214	66,775	39,070
Asia Pacific	17,399	11,499	10,144	7,472
The amount of gross premiums and interest expense recognized in the condensed consolidated statements of income for the liability for future policy benefits included in the rollforwards for the three months ended March 31, 2024 and 2023 is as follows (dollars in millions):

	Gross Premiums		Interest Expense
	March 31,		March 31,
	2024	2023	2024	2023
Traditional:
U.S. and Latin America	$1,473	$1,422	$144	$130
Canada	271	262	54	51
Europe, Middle East and Africa	371	355	10	8
Asia Pacific	688	620	40	37
Financial Solutions:
U.S. and Latin America	1,912	156	68	43
Canada	23	23	—	1
Europe, Middle East and Africa	207	161	53	40
Asia Pacific	46	63	17	12
Total	$4,991	$3,062	$386	$322
During the three months ended March 31, 2024 and 2023, no material charges were incurred resulting from net premiums exceeding gross premiums.

NOTE 5 POLICYHOLDER ACCOUNT BALANCES
Policyholder Account Balances
The following tables provide the balances of and changes in the Company’s liability for its policyholder account balances, reflected in interest-sensitive contract liabilities, for the three months ended March 31, 2024 and 2023 (dollars in millions):

For the three months ended March 31, 2024:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,612	$17,838	$3,990
Deposits	3	29	211
Policy charges	(8)	(20)	(28)
Surrenders and withdrawals	(2)	(609)	(221)
Benefit payments	(26)	(129)	(254)
Interest credited	16	142	27
Foreign currency translation	—	—	(33)
Balance, end of period	$1,595	$17,251	$3,692
Less: reinsurance recoverable	—	(2,975)	—
Balance, end of period, after reinsurance	$1,595	$14,276	$3,692

Weighted average crediting rate	4.4%	3.4%	3.0%
Net amount at risk (1)	$656	$6,999	$—
Cash surrender value	$1,589	$17,130	$3,256

For the three months ended March 31, 2023:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,683	$18,906	$3,351
Deposits	3	41	431
Policy charges	(8)	(8)	—
Surrenders and withdrawals	(5)	(528)	(19)
Benefit payments	(43)	(116)	(22)
Interest credited	16	142	32
Foreign currency translation	—	—	(15)
Balance, end of period	$1,646	$18,437	$3,758
Less: reinsurance recoverable	—	(1,532)	—
Balance, end of period, after reinsurance	$1,646	$16,905	$3,758

Weighted average crediting rate	4.0%	3.3%	2.9%
Net amount at risk (1)	$697	$2,468	$—
Cash surrender value	$1,635	$18,398	$3,340
(1)    Net amount at risk is defined as the guaranteed amount less the account value as of the balance sheet date. The balance represents the amount of the claim the Company would incur if death claims were filed on all contracts on the balance sheet date.
Information regarding the Company’s policyholder account balances as of March 31, 2024 and 2023 is as follows (dollars in millions):

	March 31,
	2024	2023
Policyholder account balances included in the rollforwards:
Traditional:
U.S. and Latin America	$1,595	$1,646
Financial Solutions:
U.S. and Latin America	17,251	18,437
Asia Pacific	3,692	3,758
Other policyholder account balances
U.S. and Latin America – Financial Solutions	48	70
Total policyholder account balances	$22,586	$23,911

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums as of March 31, 2024 and 2023 is as follows (dollars in millions):

	March 31, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	—	—	—	—	—	—
	3.00 – 3.99%	—	—	—	—	—	—
	4.00% and Greater	502	109	984	—	—	1,595
	Total	$502	$109	$984	$—	$—	$1,595

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,501	9	13	52	22	1,597
	2.00 – 2.99%	1,462	16	37	632	103	2,250
	3.00 – 3.99%	4,019	241	105	2	—	4,367
	4.00% and Greater	8,993	44	—	—	—	9,037
	Total	$15,975	$310	$155	$686	$125	$17,251

Asia Pacific – Financial Solutions	Less than 1.00%	$255	$—	$—	$—	$—	$255
	1.00 – 1.99%	624	—	—	—	—	624
	2.00 – 2.99%	675	—	—	—	—	675
	3.00 – 3.99%	1,244	—	—	—	—	1,244
	4.00% and Greater	894	—	—	—	—	894
	Total	$3,692	$—	$—	$—	$—	$3,692

	March 31, 2023
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	—	—	—	—	—	—
	3.00 – 3.99%	—	—	—	—	—	—
	4.00% and Greater	1,646	—	—	—	—	1,646
	Total	$1,646	$—	$—	$—	$—	$1,646

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,844	14	32	65	40	1,995
	2.00 – 2.99%	1,831	9	82	645	14	2,581
	3.00 – 3.99%	4,718	240	67	12	1	5,038
	4.00% and Greater	8,773	50	—	—	—	8,823
	Total	$17,166	$313	$181	$722	$55	$18,437

Asia Pacific – Financial Solutions	Less than 1.00%	$291	$—	$—	$—	$—	$291
	1.00 – 1.99%	717	—	—	—	—	717
	2.00 – 2.99%	804	—	—	—	—	804
	3.00 – 3.99%	1,225	—	—	—	—	1,225
	4.00% and Greater	721	—	—	—	—	721
	Total	$3,758	$—	$—	$—	$—	$3,758
NOTE 6     UNPAID CLAIMS AND CLAIM EXPENSE – SHORT-DURATION CONTRACTS
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims for short-duration contracts is reported in other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Three months ended March 31,
	2024	2023
Balance, beginning of year	$2,730	$2,480
Less: reinsurance recoverable	(80)	(57)
Net balance, beginning of year	2,650	2,423
Incurred:
Current year	399	363
Prior years	(28)	(25)
Total incurred	371	338
Payments:
Current year	(19)	(23)
Prior years	(290)	(249)
Total payments	(309)	(272)
Other changes:
Interest accretion	10	8
Foreign exchange adjustments	(44)	(6)
Total other changes	(34)	2

Net balance, end of period	2,678	2,491
Plus: reinsurance recoverable	75	67
Balance, end of period	$2,753	$2,558

Incurred claims associated with prior periods are primarily due to the development of claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.
NOTE 7 MARKET RISK BENEFITS
The following table provides the balances of and changes in the Company’s market risk benefits for the three months ended March 31, 2024 and 2023 (dollars in millions):

	U.S. and Latin America – Financial Solutions
	Three months ended March 31,
	2024	2023
Balance, beginning of year	$249	$247
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	253	263
Interest accrual	3	4
Attributed fees collected	6	6
Benefit payments	—	—
Effect of changes in interest rates	(25)	21
Effect of changes in equity markets	(21)	(17)
Effect of changes in volatility	—	(5)
Other market impacts	(4)	—
Actual policyholder behavior different from expected behavior	6	5
Balance, end of period, before effect of changes in the instrument-specific credit risk	218	277
Effect of changes in the instrument-specific credit risk	(4)	(18)
Balance, end of period	214	259
Less: reinsurance recoverable	—	—
Balance, end of period, after reinsurance	$214	$259

Net amount at risk	$1,329	$1,428
Weighted average attained age of contract holders (in years)	71	71
The reconciliation of the rollforward for market risk benefits to the condensed consolidated balance sheets as of March 31, 2024 and 2023 is as follows (dollars in millions):

	March 31,			March 31,
	2024			2023
	Asset (1)	Liability	Net	Asset (1)	Liability	Net
U.S. and Latin America – Financial Solutions	$14	$228	$(214)	$2	$261	$(259)
Total market risk benefits	$14	$228	$(214)	$2	$261	$(259)
(1)Included in Other assets
Fair Value Measurement
See Note 12 – “Fair Value of Assets and Liabilities” for information about fair value measurement of assets and liabilities, except for market risk benefits.
Market risk benefits are classified within Level 3 on the fair value hierarchy. The fair value of market risk benefits is monitored through the use of attribution reports to quantify the effect of underlying sources of fair value change, including capital market inputs based on policyholder account values, interest rates and short-term and long-term implied volatility from period to period.
During the three months ended March 31, 2024 and 2023, there were no material changes made to the inputs in the market risk benefits calculations, and nonfinancial assumptions were unchanged.

NOTE 8 DEFERRED POLICY ACQUISITION COSTS
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Traditional business for the three months ended March 31, 2024 and 2023 (dollars in millions):

For the three months ended March 31, 2024:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,191	$173	$347	$1,098
Capitalization	84	2	19	43
Amortization expense	(37)	(3)	(13)	(14)
Foreign currency translation	—	(4)	(6)	(16)
Balance, end of period	$2,238	$168	$347	$1,111

For the three months ended March 31, 2023:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,087	$171	$294	$1,043
Capitalization	57	3	25	19
Amortization expense	(35)	(3)	(10)	(15)
Foreign currency translation	—	—	—	(3)
Balance, end of period	$2,109	$171	$309	$1,044
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Financial Solutions business for the three months ended March 31, 2024 and 2023 (dollars in millions):

For the three months ended March 31, 2024:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$552	$—	$—	$250
Capitalization	1	—	—	20
Amortization expense	(15)	—	—	(10)
Foreign currency translation	—	—	—	(1)
Balance, end of period	$538	$—	$—	$259

For the three months ended March 31, 2023:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$341	$—	$—	$188
Capitalization	—	—	—	108
Amortization expense	(11)	—	—	(6)
Foreign currency translation	—	—	—	(1)
Balance, end of period	$330	$—	$—	$289

The reconciliation of deferred policy acquisition costs to the condensed consolidated balance sheets as of March 31, 2024 and 2023 is as follows (dollars in millions):

	March 31,
	2024	2023
Deferred policy acquisition costs included in the rollforwards:
Traditional:
U.S. and Latin America	$2,238	$2,109
Canada	168	171
Europe, Middle East and Africa	347	309
Asia Pacific	1,111	1,044
Financial Solutions:
U.S. and Latin America	538	330
Canada	—	—
Europe, Middle East and Africa	—	—
Asia Pacific	259	289
Other long-duration business:
Corporate and Other	12	5
Total deferred policy acquisition costs	$4,673	$4,257
NOTE 9 REINSURANCE
Ceded Reinsurance
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance. At March 31, 2024 and December 31, 2023, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2024, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets have been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
During the fourth quarter of 2023, Ruby Reinsurance Company (Ruby Re), a Missouri-domiciled life reinsurance company to reinsure U.S. asset-intensive business was launched with the Company as a sponsor. The Company, which is not an investor in Ruby Re, does not consolidate the entity.
Two reinsurance companies, including Ruby Re, account for approximately 74% of reinsurance ceded receivables and other as of March 31, 2024.
As of March 31, 2024 and December 31, 2023, $12 million and $10 million of claims recoverable were in excess of 90 days past due, respectively. Also included in reinsurance ceded receivables and other is a deposit asset on reinsurance of $3.0 billion and $3.1 billion as of March 31, 2024 and December 31, 2023, respectively.
Funds Withheld
Certain of the Company’s retrocession agreements, including those with Ruby Re, are on a modco or funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and established a funds withheld liability. Net investment income related to the funds withheld assets are reported in other reinsurance expense, and net realized gains (losses) related to the assets are reported net of the amount that is passed on to the assuming company. The following assets were held in support of the Company’s funds withheld arrangements and are reported in the line items shown in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 (dollars in millions):

	March 31, 2024	December 31, 2023
Fixed maturity securities available-for-sale	$2,380	$2,442
Equity securities	2	2
Mortgage loans	437	451
Funds withheld at interest	1,515	1,545
Real estate joint ventures	36	35
Short-term investments and cash and cash equivalents	31	30
Accrued investment income	28	28
Net other assets	—	1
Net assets	$4,429	$4,534
Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. The Company had a $4,409 million and $4,483 million funds withheld payable, net of an embedded derivative asset of $190 million and $206 million as of March 31, 2024 and December 31, 2023, respectively.
NOTE 10 INVESTMENTS
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
The following tables provide information relating to investments in fixed maturity securities by type as of March 31, 2024 and December 31, 2023 (dollars in millions):

March 31, 2024:	Amortized	Allowance for	Unrealized	Unrealized	Estimated Fair	% of
	Cost	Credit Losses	Gains	Losses	Value	Total
Available-for-sale:
Corporate	$44,575	$79	$485	$3,933	$41,048	62.4%
Canadian government	3,455	—	326	68	3,713	5.6
Japanese government	5,722	—	4	522	5,204	7.9
ABS	5,137	15	30	207	4,945	7.5
CMBS	2,002	1	14	154	1,861	2.8
RMBS	1,250	—	10	110	1,150	1.7
U.S. government	3,028	—	2	244	2,786	4.2
State and political subdivisions	1,249	—	6	139	1,116	1.7
Other foreign government	4,372	—	39	407	4,004	6.2
Total fixed maturity securities	$70,790	$95	$916	$5,784	$65,827	100.0%

December 31, 2023:	Amortized	Allowance for	Unrealized	Unrealized	Estimated Fair	% of
	Cost	Credit Losses	Gains	Losses	Value	Total
Available-for-sale:
Corporate	$42,014	$62	$554	$3,751	$38,755	64.1%
Canadian government	3,477	—	473	33	3,917	6.5
Japanese government	3,630	—	3	502	3,131	5.2
ABS	4,661	12	19	239	4,429	7.3
CMBS	1,969	1	7	202	1,773	2.9
RMBS	1,173	—	8	102	1,079	1.8
U.S. government	2,725	—	9	214	2,520	4.2
State and political subdivisions	1,236	—	7	129	1,114	1.8
Other foreign government	4,092	—	45	388	3,749	6.2
Total fixed maturity securities	$64,977	$75	$1,125	$5,560	$60,467	100.0%
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers, including certain agencies, greater than 10% of the Company’s equity are disclosed below, as of March 31, 2024 and December 31, 2023 (dollars in millions):

	March 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Japanese government	$5,722	$5,204	$3,630	$3,131
U.S. government	3,028	2,786	2,725	2,520
Canadian province of Quebec	1,454	1,636	1,467	1,748
Canadian province of Ontario	1,002	1,070	1,019	1,125
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of March 31, 2024, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,316	$1,313
Due after one year through five years	11,090	10,925
Due after five years through ten years	12,989	12,401
Due after ten years	37,006	33,232
Structured securities	8,389	7,956
Total	$70,790	$65,827
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of March 31, 2024 and December 31, 2023 (dollars in millions):

March 31, 2024:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$15,788	$14,526	35.4%
Industrial	22,606	20,946	51.0
Utility	6,181	5,576	13.6
Total	$44,575	$41,048	100.0%

December 31, 2023:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$15,052	$13,789	35.6%
Industrial	21,413	19,935	51.4
Utility	5,549	5,031	13.0
Total	$42,014	$38,755	100.0%

Allowance for Credit Losses and Impairments – Fixed Maturity Securities Available-for-Sale
As discussed in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2023 Annual Report, allowances for credit losses on fixed maturity securities are recognized in investment related gains (losses), net. The amount recognized represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the fixed maturity security prior to the allowance for credit losses. Any remaining difference between the fair value and amortized cost is recognized in OCI.
The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the three months ended March 31, 2024 and 2023 (dollars in millions):

For the three months ended March 31, 2024:
	Corporate	ABS	CMBS	Total
Balance, beginning of year	$62	$12	$1	$75
Credit losses recognized on securities for which credit losses were not previously recorded	30	—	—	30
Reductions for securities sold during the period	(8)	—	—	(8)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(5)	3	—	(2)
Balance, end of period	$79	$15	$1	$95

For the three months ended March 31, 2023:
	Corporate	ABS	CMBS	Total
Balance, beginning of year	$27	$10	$—	$37
Credit losses recognized on securities for which credit losses were not previously recorded	43	—	—	43
Reductions for securities sold during the period	(3)	—	—	(3)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	2	—	—	2
Balance, end of period	$69	$10	$—	$79
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
The following tables present the estimated fair value and gross unrealized losses for the 6,101 and 5,788 fixed maturity securities for which both the estimated fair value had declined and remained below amortized cost and an allowance for credit loss has not been recorded as of March 31, 2024 and December 31, 2023 (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
March 31, 2024:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$4,063	$89	$23,710	$3,753	$27,773	$3,842
Canadian government	291	14	433	54	724	68
Japanese government	2,728	63	2,013	459	4,741	522
ABS	560	8	2,883	191	3,443	199
CMBS	108	1	1,266	143	1,374	144
RMBS	161	3	683	107	844	110
U.S. government	1,932	14	654	230	2,586	244
State and political subdivisions	119	3	815	136	934	139
Other foreign government	466	6	2,190	348	2,656	354
Total investment grade securities	10,428	201	34,647	5,421	45,075	5,622
Below investment grade securities:
Corporate	246	25	512	66	758	$91
ABS	10	1	62	7	72	8
CMBS	—	—	4	1	4	1
Other foreign government	—	—	193	53	193	53
Total below investment grade securities	256	26	771	127	1,027	153
Total fixed maturity securities	$10,684	$227	$35,418	$5,548	$46,102	$5,775

	Less than 12 months		12 months or greater		Total
December 31, 2023:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$2,134	$70	$24,207	$3,524	$26,341	$3,594
Canadian government	—	—	459	33	459	33
Japanese government	876	50	2,193	452	3,069	502
ABS	336	5	3,025	223	3,361	228
CMBS	160	5	1,328	190	1,488	195
RMBS	115	3	681	99	796	102
U.S. government	614	10	717	204	1,331	214
State and political subdivisions	73	1	864	128	937	129
Other foreign government	254	3	2,290	333	2,544	336
Total investment grade securities	4,562	147	35,764	5,186	40,326	5,333
Below investment grade securities:
Corporate	295	36	649	121	944	157
ABS	—	—	68	10	68	10
CMBS	—	—	4	1	4	1
Other foreign government	—	—	193	52	193	52
Total below investment grade securities	295	36	914	184	1,209	220
Total fixed maturity securities	$4,857	$183	$36,678	$5,370	$41,535	$5,553
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

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	Three months ended March 31,
	2024	2023
Fixed maturity securities available-for-sale	$760	$645
Equity securities	2	2
Mortgage loans	90	74
Policy loans	14	13
Funds withheld at interest	89	72
Limited partnerships and real estate joint ventures	7	54
Short-term investments and cash and cash equivalents	34	21
Other invested assets	4	9
Investment income	1,000	890
Investment expense	(39)	(34)
Net investment income	$961	$856
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	Three months ended March 31,
	2024	2023
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$(20)	$(42)
Impairments on fixed maturity securities	—	(1)
Realized gains on investment activity	32	31
Realized losses on investment activity	(134)	(75)
Net gains (losses) on equity securities	4	2
Change in mortgage loan allowance for credit losses	(10)	3
Limited partnerships and real estate joint venture impairment losses	(8)	—
Change in fair value of certain limited partnership investments	1	(3)
Net losses on freestanding derivatives	(99)	(31)
Net gains (losses) on embedded derivatives	77	37
Other, net	8	2
Total investment related gains (losses), net	$(149)	$(77)

Collateral Arrangements
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of invested assets as collateral. Pledged invested assets are included in the condensed consolidated balance sheets. Invested assets received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of March 31, 2024 and December 31, 2023, none of the collateral received had been sold or repledged.
The Company also holds invested assets on deposit to meet regulatory requirements and holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties.
The following table includes invested assets on deposit, invested assets pledged and received as collateral, assets in trust held to satisfy collateral requirements and FHLB common stock restricted as to sale as of March 31, 2024 and December 31, 2023 (dollars in millions):

	March 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Invested assets on deposit (regulatory deposits)	$12	$9	$12	$9
Invested assets pledged as collateral	717	631	572	517
Invested assets received as collateral	n/a	1,932	n/a	1,827
Assets in trust held to satisfy collateral requirements	33,402	30,798	32,758	30,359
FHLB common stock restricted as to sale	63	63	63	63
Securities Lending and Repurchase/Reverse Repurchase Agreements
The following table provides the estimated fair value of securities relating to securities lending and repurchase/reverse repurchase agreements as of March 31, 2024 and December 31, 2023 (dollars in millions):

	March 31, 2024			December 31, 2023
	Securities Loaned, Pledged, or Sold (1)	Securities Borrowed or Collateral Received from Counterparties (2)	Cash Collateral Received from Counterparties (3)	Securities Loaned, Pledged, or Sold (1)	Securities Borrowed or Collateral Received from Counterparties (2)	Cash Collateral Received from Counterparties (3)
Securities lending transactions	$912	$1,160	$—	$732	$1,013	$—
Repurchase/reverse repurchase transactions	1,568	732	719	1,333	517	820
(1)Securities loaned or pledged through securities lending transactions or sold to counterparties through repurchase transactions are included within fixed maturity securities. Collateral associated with certain securities lending transactions is not included within this table as the collateral pledged to the counterparty is the right to reinsurance treaty cash flows. Certain securities lending transactions do not require collateral.
(2)Securities borrowed or received as collateral through securities lending transactions or purchased from counterparties through reverse repurchase transactions are not reflected on the condensed consolidated balance sheets.
(3)A payable for the cash received by the Company is included within other liabilities.
The following tables present the estimated fair value of securities by the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of March 31, 2024 and December 31, 2023 (dollars in millions):

	March 31, 2024					December 31, 2023
	Remaining Contractual Maturity of the Agreements					Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$75	$66	$202	$343	$—	$—	$94	$41	$135
Japanese government	—	—	—	536	536	—	88	—	480	568
U.S. government	—	—	—	9	9	—	—	—	—	—
State and political subdivisions	—	—	—	6	6	—	—	—	11	11
Other foreign government	—	—	7	11	18	—	—	13	5	18
Total	—	75	73	764	912	—	88	107	537	732
Repurchase/reverse repurchase transactions:
Corporate	—	39	—	538	577	—	—	—	553	553
Japanese government	—	—	—	382	382	—	—	—	158	158
ABS	—	—	52	157	209	—	—	—	229	229
CMBS	—	24	56	108	188	—	—	—	221	221
RMBS	—	1	8	43	52	—	—	—	52	52
U.S. government	—	—	—	61	61	—	—	—	14	14
Other foreign government	—	—	—	99	99	—	—	—	106	106
Total	—	64	116	1,388	1,568	—	—	—	1,333	1,333
Total transactions	$—	$139	$189	$2,152	$2,480	$—	$88	$107	$1,870	$2,065
Mortgage Loans
As of March 31, 2024, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (14.0%), Texas (10.4%) and Washington (7.3%), in addition to loans secured by properties in Canada (4.0%) and the United Kingdom (2.4%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of March 31, 2024 and December 31, 2023 (dollars in millions):

	March 31, 2024		December 31, 2023
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office	$1,692	22.2%	$1,700	22.8%
Retail	2,487	32.6	2,437	32.7
Industrial	2,068	27.1	1,947	26.1
Apartment	927	12.1	913	12.2
Hotel	411	5.4	413	5.5
Other commercial	48	0.6	49	0.7
Recorded investment	7,633	100.0%	7,459	100.0%
Unamortized balance of loan origination fees and expenses	(17)		(15)
Allowance for credit losses	(77)		(67)
Total mortgage loans	$7,539		$7,377
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of March 31, 2024 and December 31, 2023 (dollars in millions):

	March 31, 2024		December 31, 2023
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$3,463	45.4%	$3,228	43.3%
Due after five years through ten years	3,321	43.5	3,334	44.7
Due after ten years	849	11.1	897	12.0
Total	$7,633	100.0%	$7,459	100.0%

The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of March 31, 2024 and December 31, 2023 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
March 31, 2024:
Loan-to-Value Ratio
0% – 59.99%	$3,820	$298	$40	$50	$4,208	55.1%
60% – 69.99%	1,950	160	38	—	2,148	28.2
70% – 79.99%	849	28	47	—	924	12.1
80% or greater	189	55	109	—	353	4.6
Total	$6,808	$541	$234	$50	$7,633	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2023:
Loan-to-Value Ratio
0% – 59.99%	$3,672	$272	$27	$46	$4,017	53.9%
60% – 69.99%	1,947	154	44	—	2,145	28.8
70% – 79.99%	843	52	34	—	929	12.4
80% or greater	198	70	100	—	368	4.9
Total	$6,660	$548	$205	$46	$7,459	100.0%
The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of March 31, 2024 and December 31, 2023 (dollars in millions):

	Recorded Investment
	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
March 31, 2024:
Internal credit quality grade:
High investment grade	$126	$474	$632	$563	$257	$2,174	$4,226
Investment grade	172	754	671	390	242	899	3,128
Average	—	12	—	—	18	203	233
Watch list	—	—	—	—	—	23	23
In or near default	—	—	—	—	—	23	23
Total	$298	$1,240	$1,303	$953	$517	$3,322	$7,633

	Recorded Investment
	Year of Origination
	2023	2022	2021	2020	2019	Prior	Total
December 31, 2023:
Internal credit quality grade:
High investment grade	$475	$635	$573	$304	$491	$1,734	$4,212
Investment grade	754	668	384	245	313	564	2,928
Average	12	—	—	18	63	203	296
Watch list	—	—	—	—	—	16	16
In or near default	—	—	—	—	—	7	7
Total	$1,241	$1,303	$957	$567	$867	$2,524	$7,459

The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of March 31, 2024 and December 31, 2023 (dollars in millions):

	March 31, 2024	December 31, 2023
Current	$7,610	$7,431
31 – 60 days past due	7	28
Greater than 90 days past due	16	—
Total	$7,633	$7,459
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three months ended March 31,
	2024	2023
Balance, beginning of period	$67	$51
Change in allowance for credit losses	10	(3)
Balance, end of period	$77	$48
During the three months ended March 31, 2024, the Company modified two mortgage loans for borrowers experiencing financial difficulty, providing interest only payments and maturity extensions. The total recorded investment before allowance for credit losses for the modified loans was $21 million as of March 31, 2024. The Company did not modify any mortgage loans during the three months ended March 31, 2023.
The Company had three mortgage loans totaling $23 million that were on a nonaccrual status as of March 31, 2024. The Company had one mortgage loan in the amount of $19 million that was on nonaccrual status as of March 31, 2023. During the three months ended March 31, 2024, the Company did not convert any mortgage loans to owned properties through a deed in lieu of foreclosure. During the three months ended March 31, 2023, the Company converted one mortgage loan in the amount of $17 million to an owned property through a deed in lieu of foreclosure. The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2024 and 2023.
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
Funds Withheld at Interest
As of March 31, 2024, $3.3 billion of the funds withheld at interest balance is primarily associated with two clients. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of March 31, 2024 and December 31, 2023 are as follows (dollars in millions):

	March 31, 2024	December 31, 2023
Limited partnerships – equity method	$923	$925
Limited partnerships – fair value	893	856
Limited partnerships – cost method	71	71
Real estate joint ventures	810	783
Total limited partnerships and real estate joint ventures	$2,697	$2,635
Other Invested Assets
Other invested assets include lifetime mortgages, derivative contracts and FHLB common stock. Other invested assets also includes real estate held for investment, which is included in “Other” in the table below. As of March 31, 2024 and December 31, 2023, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of March 31, 2024 and December 31, 2023 are as follows (dollars in millions):

	March 31, 2024	December 31, 2023
Lifetime mortgages	$939	$944
Derivatives	70	97
FHLB common stock	63	63
Other	68	67
Total other invested assets	$1,140	$1,171
NOTE 11 DERIVATIVE INSTRUMENTS
See Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2023 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. See Note 12 – “Fair Value of Assets and Liabilities” for additional disclosures related to the fair value hierarchy for derivative instruments, including embedded derivatives.
Commonly used derivative instruments include, but are not necessarily limited to: interest rate swaps, interest rate options, total return swaps, interest rate futures, foreign currency swaps, foreign currency forwards, equity options, equity futures, credit default swaps, consumer price index (“CPI”) swaps, forward bond purchase commitments, synthetic guaranteed investment contracts (“GICs”), other derivatives and embedded derivatives. For detailed information on these derivative instruments and the related strategies, see Note 12 – “Derivative Instruments” of the Company’s 2023 Annual Report.
Summary of Derivative Positions
Freestanding derivatives are included in other invested assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest or funds withheld payable, at fair value. Embedded derivative liabilities on indexed annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of March 31, 2024 and December 31, 2023 (dollars in millions):

		March 31, 2024			December 31, 2023
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,400	$5	$11	$1,609	$4	$3
Interest rate options	Interest rate	5,555	3	—	5,555	7	—
Total return swaps	Interest rate	700	23	—	500	24	—
Interest rate futures	Interest rate	96	—	—	97	—	—
Foreign currency swaps	Foreign currency	150	39	—	150	27	—
Foreign currency forwards	Foreign currency	2,489	—	27	809	36	—
Equity options	Equity	253	4	—	253	8	—
Equity futures	Equity	211	—	—	255	—	—
Credit default swaps	Credit	2,005	4	3	1,475	5	1
CPI swaps	CPI	456	11	2	468	11	3
Synthetic GICs	Interest rate	15,801	—	—	16,135	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	327	421	—	356	527
Indexed annuity products		—	—	398	—	—	415
Total non-designated derivatives		29,116	416	862	27,306	478	949
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate	1,830	1	97	1,770	9	86
Forward bond purchase commitments	Interest rate	1,072	2	107	1,076	11	80
Foreign currency swaps	Foreign currency	742	6	88	809	7	64
Foreign currency forwards	Foreign currency	1,143	15	2	1,143	5	17
Total hedging derivatives		4,787	24	294	4,798	32	247
Total derivatives		$33,903	$440	$1,156	$32,104	$510	$1,196

Fair Value Hedges
The Company designates and reports the following as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging: (i) certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets; and (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities. The gain or loss on the hedged item attributable to a change in interest rates or foreign currency and the offsetting gain or loss on the related interest rate or foreign currency swaps for the three months ended March 31, 2024 and 2023 are as follows (dollars in millions):

Derivative Type	Hedged Item	Investment Related Gains (Losses), Net		Interest Credited
		Derivatives	Hedged Items	Derivatives	Hedged Items
For the three months ended March 31, 2024:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(1)	$—	$—	$—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	(2)	1
For the three months ended March 31, 2023:
Foreign currency swaps	Foreign-denominated fixed maturity securities	(3)	2	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—
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
The following table presents the cash flow hedge components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three months ended March 31,
	2024	2023
Balance, beginning of period	$(218)	$(205)
Gains (losses), net deferred in other comprehensive income (loss)	(86)	6
Amounts reclassified to net investment income	8	3
Amounts reclassified to interest expense	(3)	(2)
Balance, end of period	$(299)	$(198)
As of March 31, 2024, approximately $40 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to investment income during the next twelve months. For the same time period, approximately $10 million of before-tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
		Net Investment Income	Interest Expense
For the three months ended March 31, 2024:
Interest rate	$(57)	$(3)	$3
Foreign currency	(29)	(5)	—
Total	$(86)	$(8)	$3
For the three months ended March 31, 2023:
Interest rate	$14	$—	$2
Foreign currency	(8)	(3)	—
Total	$6	$(3)	$2

For the three months ended March 31, 2024 and 2023, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	For the three months ended March 31,
Derivative Type	2024	2023
Foreign currency swaps	$—	$—
Foreign currency forwards	25	—
Total	$25	$—
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $208 million and $183 million as of March 31, 2024 and December 31, 2023, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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
A summary of the effect of non-qualifying derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 is as follows (dollars in millions):

		Gains (Losses) for the three months ended March 31,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2024	2023
Interest rate swaps	Investment related gains (losses), net	$(31)	$20
Interest rate options	Investment related gains (losses), net	(3)	(23)
Total return swaps	Investment related gains (losses), net	4	3
Interest rate futures	Investment related gains (losses), net	1	—
Foreign currency swaps	Investment related gains (losses), net	14	—
Foreign currency forwards	Investment related gains (losses), net	(64)	(19)
Equity options	Investment related gains (losses), net	(4)	(14)
Equity futures	Investment related gains (losses), net	(17)	(9)
Credit default swaps	Investment related gains (losses), net	2	11
CPI swaps	Investment related gains (losses), net	—	1
Subtotal		(98)	(30)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	77	37
Indexed annuity products	Interest credited	(20)	16
Total non-qualifying derivatives		$(41)	$23

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at March 31, 2024 and December 31, 2023 (dollars in millions):

	March 31, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA/A
Single name credit default swaps	$(3)	$420	17.8	$2	$420	18.1
BBB
Single name credit default swaps	4	150	2.6	4	165	2.8
Credit default swaps referencing indices	—	1,410	5.2	(1)	880	5.0
Subtotal	4	1,560	5.0	3	1,045	4.7
BB
Single name credit default swaps	—	15	2.7	(1)	10	2.2
B
Single name credit default swaps	—	10	2.0	—	—	0.0
Total	$1	$2,005	7.6	$4	$1,475	8.5
(1)The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).
(2)Assumes the value of the referenced credit obligations is zero.
(3)The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
Netting Arrangements and Credit Risk
Certain of the Company’s freestanding derivatives are subject to enforceable master netting arrangements and reported as a net asset or liability in the condensed consolidated balance sheets. The Company nets all derivatives that are subject to such arrangements.
The Company has elected to include all freestanding derivatives in the table below, irrespective of whether they are subject to an enforceable master netting arrangement or a similar agreement. See Note 10 – “Investments” for information regarding the Company’s securities borrowing, lending and repurchase/reverse repurchase agreements.
The following table provides information relating to the netting of the Company’s derivative instruments as of March 31, 2024 and December 31, 2023 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments/Collateral (1)	Net Amount
March 31, 2024:
Derivative assets	$113	$(43)	$70	$(70)	$—
Derivative liabilities	337	(43)	294	(294)	—
December 31, 2023:
Derivative assets	$154	$(57)	$97	$(97)	$—
Derivative liabilities	254	(57)	197	(197)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of March 31, 2024, the Company had credit exposure of $14 million.
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
NOTE 12 FAIR VALUE OF ASSETS AND LIABILITIES
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
For a discussion of the Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2023 Annual Report.
See Note 7 – “Market Risk Benefits” for information about fair value measurement of market risk benefits.

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are summarized below (dollars in millions):

March 31, 2024:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$41,048	$—	$35,969	$5,079
Canadian government	3,713	—	3,713	—
Japanese government	5,204	—	5,204	—
ABS	4,945	—	3,580	1,365
CMBS	1,861	—	1,829	32
RMBS	1,150	—	1,149	1
U.S. government	2,786	2,694	86	6
State and political subdivisions	1,116	—	1,095	21
Other foreign government	4,004	—	3,971	33
Total fixed maturity securities available-for-sale	65,827	2,694	56,596	6,537
Equity securities	144	75	—	69
Funds withheld at interest – embedded derivatives	(284)	—	—	(284)
Funds withheld at interest	55	—	—	55
Cash equivalents	2,698	2,698	—	—
Short-term investments	280	178	92	10
Other invested assets:
Derivatives	70	—	70	—
Other	20	—	20	—
Total other invested assets	90	—	90	—
Total	$68,810	$5,645	$56,778	$6,387
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$398	$—	$—	$398
Funds withheld at interest – embedded derivatives	(190)	—	—	(190)
Derivatives – other liabilities	294	—	294	—
Total	$502	$—	$294	$208
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of March 31, 2024, the fair value of such investments was $893 million.

December 31, 2023:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$38,755	$—	$33,822	$4,933
Canadian government	3,917	—	3,917	—
Japanese government	3,131	—	3,131	—
ABS	4,429	—	3,064	1,365
CMBS	1,773	—	1,714	59
RMBS	1,079	—	1,078	1
U.S. government	2,520	2,426	87	7
State and political subdivisions	1,114	—	1,095	19
Other foreign government	3,749	—	3,714	35
Total fixed maturity securities available-for-sale	60,467	2,426	51,622	6,419
Equity securities	139	69	—	70
Funds withheld at interest – embedded derivatives	(377)	—	—	(377)
Funds withheld at interest	54	—	—	54
Cash equivalents	1,335	1,322	13	—
Short-term investments	187	90	95	2
Other invested assets:
Derivatives	97	—	97	—
Other	22	—	22	—
Total other invested assets	119	—	119	—
Total	$61,924	$3,907	$51,849	$6,168
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$415	$—	$—	$415
Funds withheld at interest – embedded derivatives	(206)	—	—	(206)
Derivatives – other liabilities	197	—	197	—
Total	$406	$—	$197	$209
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of December 31, 2023, the fair value of such investments was $856 million.

Quantitative Information Regarding Internally Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of March 31, 2024 and December 31, 2023 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Input	Range (Weighted Average)
	March 31, 2024	December 31, 2023			March 31, 2024	December 31, 2023
Assets:
Corporate	$160	$91	Market comparable securities	Liquidity premium	0-2% (1%)	0-2% (1%)
				EBITDA Multiple	6.7x-11.0x (8.9x)	6.0x-8.5x (7.1x)
ABS	292	268	Market comparable securities	Liquidity premium	0-9% (2%)	0-18% (2%)
U.S. government	6	7	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	29	31	Market comparable securities	Liquidity premium	4%	4%
				EBITDA Multiple	6.9x-12.4x (10.4x)	8.4x-12.3x (10.1x)
Funds withheld at interest – embedded derivatives	6	(50)	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (18%)	0-35% (18%)
				Withdrawal	0-10% (4%)	0-5% (4%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-4% (2%)	1-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	398	415	Discounted cash flow	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (17%)	0-35% (17%)
				Withdrawal	0-10% (4%)	0-5% (4%)
				Option budget projection	1-4% (2%)	1-4% (2%)

Changes in Level 3 Assets and Liabilities
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Transfers out of Level 3 are primarily the result of the Company obtaining observable pricing information or a third-party pricing quotation that appropriately reflects the fair value of those assets and liabilities.
For further information on the Company’s valuation processes, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2023 Annual Report.
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended March 31, 2024:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$4,933	$35	$1,425	$26	$70	$—	$2	$(171)	$54	$(415)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	2	—	1	—	—	—	—	—	2	—
Investment related gains (losses), net	(24)	—	(2)	—	(3)	—	—	77	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(20)
Included in other comprehensive income (loss)	11	(2)	2	—	—	—	—	—	(1)	—
Purchases (2)	428	—	46	—	2	—	8	—	1	12
Sales (2)	(119)	—	(23)	—	—	—	—	—	—	—
Settlements (2)	(118)	—	(60)	(1)	—	—	—	—	(1)	25
Transfers into Level 3	—	—	30	2	—	—	—	—	—	—
Transfers out of Level 3	(34)	—	(21)	—	—	—	—	—	—	—
Fair value, end of period	$5,079	$33	$1,398	$27	$69	$—	$10	$(94)	$55	$(398)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$1	$—	$1	$—	$—	$—	$—	$—	$2	$—
Investment related gains (losses), net	(27)	—	(3)	—	(3)	—	—	77	—	—
Interest credited	—	—	—	—	—	—	—	—	—	46
Included in other comprehensive income (loss)	12	(2)	2	—	—	—	—	—	(1)	—
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
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. For the three months ended March 31, 2024 and 2023, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of March 31, 2024 and December 31, 2023 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2023 Annual Report. This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

March 31, 2024:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$7,539	$7,116	$—	$—	$7,116
Policy loans	1,198	1,198	—	1,198	—
Funds withheld at interest	5,871	5,485	—	—	5,485
Limited partnerships – cost method	71	74	—	—	74
Cash and cash equivalents	3,237	3,237	3,237	—	—
Short-term investments	47	47	47	—	—
Other invested assets	1,015	832	5	64	763
Accrued investment income	808	808	—	808	—
Liabilities:
Interest-sensitive contract liabilities (2)	$22,283	$21,916	$—	$—	$21,916
Funds withheld at interest	4,599	4,341	—	—	4,341
Long-term debt	4,427	4,235	—	—	4,235

December 31, 2023:
Assets:
Mortgage loans	$7,377	$6,975	$—	$—	$6,975
Policy loans	1,206	1,206	—	1,206	—
Funds withheld at interest	6,005	5,547	—	—	5,547
Limited partnerships – cost method	71	73	—	—	73
Cash and cash equivalents	1,635	1,635	1,635	—	—
Short-term investments	35	35	35	—	—
Other invested assets	1,019	841	4	63	774
Accrued investment income	759	759	—	759	—
Liabilities:
Interest-sensitive contract liabilities (2)	$21,797	$21,665	$—	$—	$21,665
Funds withheld at interest	4,689	4,400	—	—	4,400
Long-term debt	4,427	4,243	—	—	4,243
(1)Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
(2)Carrying values and estimated fair values presented herein include a reinsurance recoverable of $2.1 billion and $2.2 billion as of March 31, 2024 and December 31, 2023, respectively.
NOTE 13 INCOME TAX
The effective tax rate for the three months ended March 31, 2024, was 22.0% on pre-tax income. The tax rate was higher than the U.S. statutory rate of 21% primarily due to income earned in jurisdictions with tax rates greater than the U.S. statutory tax rate, Global Intangible Low-Taxed Income (“GILTI”), and Subpart F income which were partially offset with credits. The effective tax rate for the three months ending March 31, 2023, was 28.0%. The tax rate was higher than the U.S. statutory rate primarily as a result of income in jurisdictions with tax rates higher than the U.S. statutory tax rate, GILTI, Subpart F income and adjustments to the valuation allowance.
The Inflation Reduction Act of 2022 (“the Act”) was enacted in 2022. For tax years ending after December 31, 2022, the Act imposes a 15% minimum tax on adjusted financial statement income for “applicable corporations” with average financial statement income over $1 billion for the previous 3-year period ending in 2022 or after. Based on the current guidance, the Company is not an applicable corporation for 2024. The Act also imposes a 1% excise tax on stock buybacks of a publicly traded corporation. The Act is not expected to have a material impact to the Company’s tax expense.
Bermuda enacted the Corporate Income Tax Act of 2023 on December 27, 2023. The Bermuda regime, which is effective for fiscal years beginning on or after January 1, 2025, establishes a statutory tax rate of 15%, applicable to companies with annual revenue of EUR 750 million or more. This enactment did not have a material impact on the Company’s financial position or results from operations.

The Organization for Economic Cooperation and Development developed Model Global Anti-Base Erosion (“GloBE”) rules under Pillar II establishing a Global Minimum Tax to ensure multinational enterprises with consolidated revenue of more than EUR 750 million pay at least an effective tax rate of 15% on income arising in each jurisdiction in which they operate. The GloBE model rules serve as a template to allow for each jurisdiction to modify and incorporate into domestic law. As of March 31, 2024, many of the jurisdictions in which the Company operates enacted Pillar II legislation into domestic law with an effective date of January 1, 2024. Guidance is expected to continue throughout 2024 and beyond. The Company continues to evaluate the expected impact of the new law.
NOTE 14 EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three months ended March 31, 2024 and 2023 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023
Service cost	$3	$3	$—	$—
Interest cost	3	2	1	1
Expected return on plan assets	(3)	(3)	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of prior actuarial losses	1	1	—	—
Net periodic benefit cost	$4	$3	$1	$1
NOTE 15 COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of March 31, 2024 and December 31, 2023, are presented in the following table (dollars in millions):

	March 31, 2024	December 31, 2023
Limited partnerships and real estate joint ventures	$1,025	$1,058
Mortgage loans	184	137
Bank loans and private placements	883	810
Lifetime mortgages	50	53
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for current expected credit losses associated with unfunded commitments as of March 31, 2024 and December 31, 2023.
Funding Agreements
Federal Home Loan Bank of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2024 and December 31, 2023, the Company had $1.2 billion and $1.1 billion of FHLB funding agreements outstanding. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s Funding Agreement Backed Notes (“FABN”) program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of March 31, 2024 and December 31, 2023, the Company had $2.0 billion and $1.3 billion, respectively, of FABN agreements outstanding and are included within interest-sensitive contract liabilities.

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
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right to use asset and lease obligation. As of March 31, 2024, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of March 31, 2024 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	1,909
2036	3,599
2037	5,100
2038	2,550
2039	8,751
2041	720
2046	3,000
2049	4,750
NOTE 16 SEGMENT INFORMATION
The accounting policies of the segments are the same as those described in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements included in the Company’s 2023 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions, and the Company does not have any material long-lived assets.
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

The Company has geographic-based and business-based operational segments. Geographic-based operations are further segmented into Traditional and Financial Solutions businesses. Information related to revenues, income (loss) before income taxes and total assets of the Company for each reportable segment are summarized below (dollars in millions):

	Three months ended March 31,
Revenues:	2024	2023
U.S. and Latin America:
Traditional	$1,914	$1,812
Financial Solutions	2,309	515
Total	4,223	2,327
Canada:
Traditional	386	359
Financial Solutions	27	27
Total	413	386
Europe, Middle East and Africa:
Traditional	525	460
Financial Solutions	211	169
Total	736	629
Asia Pacific:
Traditional	791	729
Financial Solutions	143	131
Total	934	860
Corporate and Other	31	49
Total	$6,337	$4,251

	Three months ended March 31,
Income (loss) before income taxes:	2024	2023
U.S. and Latin America:
Traditional	$116	$121
Financial Solutions	17	114
Total	133	235
Canada:
Traditional	47	29
Financial Solutions	7	10
Total	54	39
Europe, Middle East and Africa:
Traditional	28	27
Financial Solutions	64	59
Total	92	86
Asia Pacific:
Traditional	109	79
Financial Solutions	13	(13)
Total	122	66
Corporate and Other	(129)	(75)
Total	$272	$351

Assets:	March 31, 2024	December 31, 2023
U.S. and Latin America:
Traditional	$24,272	$24,320
Financial Solutions	29,571	28,385
Total	53,843	52,705
Canada:
Traditional	5,164	5,111
Financial Solutions	233	219
Total	5,397	5,330
Europe, Middle East and Africa:
Traditional	4,486	4,334
Financial Solutions	7,652	5,656
Total	12,138	9,990
Asia Pacific:
Traditional	9,886	9,925
Financial Solutions	19,986	14,680
Total	29,872	24,605
Corporate and Other	4,750	4,993
Total	$106,000	$97,623
NOTE 17 NEW ACCOUNTING STANDARDS
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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update these forward-looking statements, even though the Company’s situation may change in the future. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2023 Annual Report, as may be supplemented by Item 1A – “Risk Factors” in the Company’s subsequent Quarterly Reports on Form 10-Q.

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.7 trillion of life reinsurance in force and assets of $106.0 billion as of March 31, 2024. Traditional reinsurance includes individual and group life and health, disability and critical illness reinsurance. Financial Solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from Financial Solutions business and income earned on invested assets.
The Company’s Traditional business involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. To a lesser extent, the Company also reinsures health business typically reinsured for one to three years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of insureds, and the exercise of recapture options by ceding companies. The Company’s Financial Solutions business, includes significant asset-intensive and longevity risk transactions, which allow its clients to take advantage of growth opportunities and manage their capital, longevity and investment risk. The Company also works with partners to provide pension plan sponsors solutions that enable them to diversify and protect the benefits provided to the annuitants.
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
As is customary in the reinsurance business, clients continually update, refine and revise reinsurance information provided to the Company. Such revised information is used by the Company in preparation of its condensed consolidated financial statements, and the financial effects resulting from the incorporation of revised data are reflected in the current period.
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

Consolidated Results of Operations
Results from Operations – 2024 compared to 2023
The following table summarizes net income for the periods presented.

For the three months ended March 31,
(Dollars in millions, except per share data)	2024	2023	2024 vs 2023
Revenues
Net premiums	$5,376	$3,385	$1,991
Net investment income	961	856	105
Investment related losses, net	(149)	(77)	(72)
Other revenues	149	87	62
Total revenues	6,337	4,251	2,086
Benefits and expenses
Claims and other policy benefits	5,132	3,063	2,069
Future policy benefits remeasurement (gains) losses	(24)	(26)	2
Market risk benefits remeasurement (gains) losses	(35)	14	(49)
Interest credited	254	215	39
Policy acquisition costs and other insurance expenses	387	331	56
Other operating expenses	283	250	33
Interest expense	68	53	15
Collateral finance and securitization expense	—	—	—
Total benefits and expenses	6,065	3,900	2,165
Income (loss) before income taxes	272	351	(79)
Provision for income taxes	60	98	(38)
Net income (loss)	$212	$253	$(41)
Net income attributable to noncontrolling interest	2	1	1
Net income (loss) available to RGA, Inc. shareholders	$210	$252	$(42)
Earnings per share
Basic earnings per share	$3.20	$3.77	$(0.57)
Diluted earnings per share	$3.16	$3.72	$(0.56)
The decrease in income for the three months ended March 31, 2024, was primarily the result of:
•Unfavorable results in the U.S. Financial Solutions business as a result of a non-economic loss recognized at the inception of a single premium pension risk transfer (“PRT”) transaction completed in the quarter. The non-economic loss at inception is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP.
•An increase in investment related losses resulting from portfolio repositioning and an increase in losses on freestanding derivatives.
•The increases in claims and other policy benefits and investment related losses were partially offset by an increase in net investment income attributable to an increase in average asset base and higher interest rates on new investments.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuation increased income before taxes for the three months ended March 31, 2024, by $6 million primarily due to the strengthening of the Great British Pound and weakening of the Japanese Yen compared to the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums was primarily due to a single premium PRT transaction completed in the U.S. during the first quarter of 2024. The PRT single premium was offset by an increase in reserves. The remaining increase in premiums was attributable to organic growth on existing treaties and new business production, measured by the face amount of life reinsurance in force, of $109.1 billion and $80.6 billion during the three months ended March 31, 2024 and 2023, respectively. The increase in premiums was partially offset by unfavorable foreign currency fluctuations of $12 million. Consolidated assumed life reinsurance in force increased to $3,729.8 billion as of March 31, 2024, from $3,426.7 billion as of March 31, 2023, due to new business production and a decrease in lapses and mortality claims, partially offset by unfavorable foreign currency fluctuations.

Net investment income and investment related gains (losses), net
The increase in net investment income was primarily attributable to an increase in the average invested asset base and higher risk-free rates earned on new investments, partially offset by a decrease in variable investment income associated with joint venture and limited partnership investments:
•The average invested assets at amortized cost, excluding spread related business, totaled $38.5 billion and $35.9 billion in 2024 and 2023, respectively.
•The average yield earned on investments, excluding spread related business, was 4.70% and 4.71% for the three-month periods ended March 31, 2024 and 2023, respectively.
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
The increase in investment related losses, net is primarily attributable to the following:
•During the three months ended March 31, 2024, the Company repositioned select investment portfolios generating net realized losses of $102 million compared to net realized losses of $44 million during the first three months of 2023.
•The Company uses various derivative instruments such as interest rate swaps, credit default swaps and foreign exchange forwards for risk management purposes that either do not qualify or have not been elected for hedge accounting treatment. Changes in the fair value of these instruments are included in investment related gains (losses), net. During the three months period ended March 31, 2024, the fair value of these instruments decreased by $99 million, compared to a decrease of $31 million during the first three months of 2023. See Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information.
•The decreases in investment related losses were partially offset by the following:
◦During the three months ended March 31, 2024, the Company incurred $20 million of impairments and change in allowance for credit losses on fixed maturity securities compared to $43 million during the first three months of 2023.
◦Changes in the fair value of embedded derivatives, associated with modco/funds withheld treaties, decreased investment related losses, net by $77 million for the three month period ended March 31 2024, compared to a decrease of $37 million for the three month period ended March 31, 2023.
The effective tax rate was 22.0% and 28.0% for the three months ended March 31, 2024 and 2023, respectively. See Note 13 – “Income Tax” for additional information on the Company’s consolidated effective tax rate.
Impact of certain derivatives, market risk benefits and non-economic changes in insurance liabilities on income before taxes
The Company recognizes in consolidated income any changes in the fair value of embedded derivatives on modco or funds withheld treaties and non-economic changes in insurance liabilities, such as the initial loss on PRT transactions, and changes in the fair value of embedded derivatives associated with equity index annuities (“EIAs”). In addition, the Company recognizes the changes in fair value of market risk benefits associated with guaranteed minimum benefit riders in market risk benefits remeasurement gains (losses). The Company utilizes freestanding derivatives to minimize the income statement volatility due to changes in the fair value of market risk benefits associated with guaranteed minimum benefit riders. The following table presents the effect of embedded derivatives, market risk benefits, related freestanding derivatives and non-economic changes in insurance liabilities on income before income taxes for the periods indicated (dollars in millions):

	Three months ended March 31,
	2024	2023	2024 vs 2023
Modco/Funds withheld:
Change in fair value of funds withheld embedded derivatives	$77	$37	$40
Non-economic changes in insurance liabilities	(136)	(2)	(134)
Market Risk Benefits:
Market risk benefits remeasurement gains (losses)	35	(14)	49
Related freestanding derivatives	(44)	2	(46)
Net effect	(9)	(12)	3
Total net effect after freestanding derivatives	$(68)	$23	$(91)

Results of Operations by Segment
U.S. and Latin America Operations
The U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in the reinsurance of individual mortality-risk, health and long-term care and to a lesser extent, group reinsurance. The Financial Solutions segment consists of asset-intensive and capital solutions. Asset-intensive includes coinsurance of annuities, corporate-owned life insurance policies, pension risk transfer (“PRT”) group annuity contracts and, to a lesser extent, fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Capital solutions includes assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance and other transactions. Typically, these transactions do not qualify as reinsurance under GAAP due to the low-risk nature of the transactions; therefore, only the related net fees are reflected in other revenues on the condensed consolidated statements of income.
The following table summarizes income before income taxes for the Company’s U.S. and Latin America operations for the periods presented:

For the three months ended March 31,
(dollars in millions)	2024	2023	2024 vs 2023
Revenues
Net premiums	$3,631	$1,778	$1,853
Net investment income	509	474	35
Investment related gains (losses), net	15	19	(4)
Other revenues	68	56	12
Total revenues	4,223	2,327	1,896
Benefits and expenses
Claims and other policy benefits	3,651	1,646	2,005
Future policy benefits remeasurement (gains) losses	(19)	3	(22)
Market risk benefits remeasurement (gains) losses	(35)	14	(49)
Interest credited	167	147	20
Policy acquisition costs and other insurance expenses	255	223	32
Other operating expenses	71	59	12
Total benefits and expenses	4,090	2,092	1,998
Income (loss) before income taxes	$133	$235	$(102)
The decrease in income before income taxes was primarily due to the net impact of certain derivatives, market risk benefits and non-economic change in insurance liabilities in Financial Solutions. The non-economic change in insurance liabilities was primarily related to the initial loss recognized at the inception of a single premium PRT transaction completed in the quarter. The non-economic loss at inception is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP.

Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2024	2023	2024 vs 2023
Revenues
Net premiums	$1,715	$1,615	$100
Net investment income	205	193	12
Investment related gains (losses), net	(12)	(1)	(11)
Other revenues	6	5	1
Total revenues	1,914	1,812	102
Benefits and expenses
Claims and other policy benefits	1,572	1,447	125
Future policy benefits remeasurement (gains) losses	(21)	7	(28)
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	19	18	1
Policy acquisition costs and other insurance expenses	175	175	—
Other operating expenses	53	44	9
Total benefits and expenses	1,798	1,691	107
Income (loss) before income taxes	$116	$121	$(5)
Key metrics
Life reinsurance in force	$1,709.1 billion	$1,676.8 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(21)	$7
Loss ratio (1)	90.4%	90.0%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	10.2%	10.8%
Other operating expenses as a percentage of net premiums	3.1%	2.7%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
Income before income taxes for the U.S. and Latin America Traditional segment for the first three months of 2024 was relatively in line with the first three months of 2023, due to favorable claims experience period over period, primarily within the U.S. Individual Life business, offset by favorable impacts of in-force management actions in the three months ended March 31, 2023.
Revenues
•The increase in net premiums was primarily due to organic growth and new business treaties, as well as the recapture of a large retrocession treaty, effective April 1, 2023. The segment added new life business production, measured by face amount of life reinsurance in-force, of $41.0 billion and $34.1 billion during the three months ended March 31, 2024 and 2023, respectively.
•The increase in net investment income during the three months ended March 31, 2024, was primarily due to a higher invested asset base in 2024 due to new business growth, partially offset by lower variable investment income period over period.
•Investment related losses in the three months ended March 31, 2024, were due to changes in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis.
Benefits and expenses
•The increase in future policy benefits remeasurement gains was attributable to favorable claims experience period over period, primarily within the U.S. Individual Life business, partially offset by favorable impacts of in-force management actions in the first three months of 2023.
•The slight decrease in policy acquisition costs and other insurance expenses as a percentage of net premiums was primarily due to varying allowance levels within coinsurance type arrangements and the mix of new business between coinsurance versus yearly renewable term.

Financial Solutions

For the three months ended March 31,
(dollars in millions)	2024	2023	2024 vs 2023
Revenues
Net premiums	$1,916	$163	$1,753
Net investment income	304	281	23
Investment related gains (losses), net	27	20	7
Other revenues	62	51	11
Total revenues	2,309	515	1,794
Benefits and expenses
Claims and other policy benefits	2,079	199	1,880
Future policy benefits remeasurement (gains) losses	2	(4)	6
Market risk benefits remeasurement (gains) losses	(35)	14	(49)
Interest credited	148	129	19
Policy acquisition costs and other insurance expenses	80	48	32
Other operating expenses	18	15	3
Total benefits and expenses	2,292	401	1,891
Income before income taxes	$17	$114	$(97)
The decrease in income before income taxes for the U.S. and Latin America Financial Solutions segment was primarily due to the net impact of certain derivatives, market risk benefits and non-economic changes in insurance liabilities.
The invested asset base supporting asset-intensive transactions decreased to $22.4 billion as of March 31, 2024, from $23.2 billion as of March 31, 2023.
•The decrease in the asset base was primarily due to $2.2 billion of net run off of existing in-force transactions and $2.6 billion associated with an in-force retrocession transaction, partially offset by $3.8 billion from new transactions.
•As of March 31, 2024 and 2023, $3.6 billion and $4.1 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% was associated with two clients.
As of March 31, 2024 and 2023, the amount of reinsurance assumed in capital solutions transactions, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $28.7 billion and $25.8 billion, respectively.
Impact of certain derivatives, market risk benefits and non-economic changes in insurance liabilities
Income from the Financial Solutions business tends to be volatile due to the impact of certain items such as changes in the fair value of certain derivatives, including embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis, non-economic changes in insurance liabilities, which include the initial loss on PRT transactions, changes in the fair value of embedded derivatives associated with the Company’s reinsurance of EIAs and changes in the fair value of market risk benefits associated with guaranteed minimum benefit riders. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including risk-free rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of the fair value of the assets and liabilities.
The following table summarizes the U.S. and Latin America Financial Solutions results and quantifies the impact of these embedded derivatives, market risk benefits and non-economic changes in insurance liabilities for the periods presented. Revenues before the impact of certain items should not be viewed as substitutes for GAAP revenues, GAAP benefits and expenses and GAAP income before income taxes.

(dollars in millions)	Three months ended March 31,
	2024	2023
Revenues
Total revenues	$2,309	$515
Less:
Embedded derivatives – modco/funds withheld treaties	89	38
Derivatives hedging market risk benefits	(44)	1
Revenues before impact of certain items	2,264	476
Benefits and expenses
Total benefits and expenses	2,292	401
Less:
Non-economic changes in insurance liabilities	136	2
Market risk benefits remeasurement (gains) losses	(35)	13
Benefits and expenses before impact of certain items	2,191	386
Income before income taxes:
Income (loss) before income taxes	17	114
Less:
Embedded derivatives – modco/funds withheld treaties	89	38
Non-economic changes in insurance liabilities	(136)	(2)
Market risk benefits remeasurement (gains) losses and related freestanding derivatives	(9)	(12)
Income before income taxes and certain derivatives	$73	$90
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three months ended March 31, 2024 and 2023.
The change in fair value of the embedded derivatives related to modco/funds withheld treaties increased income before income taxes by $89 million and $38 million for the three months ended March 31, 2024 and 2023, respectively. The increase for the three months ended March 31, 2024, was due to tightening credit spreads on funds withheld asset balances and the impact of higher risk-free interest rates on funds withheld liabilities balances. The increase in the prior year was due to tightening credit spreads on funds withheld asset balances.
Non-Economic Changes in Insurance Liabilities – Non-economic changes in insurance liabilities include the initial loss on PRT transactions and changes in the fair value of embedded derivatives associated with the Company’s reinsurance of EIAs. The initial loss at inception of a PRT transaction is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP.
Market Risk Benefits – Represents the impact related to market risk benefits, which consist of guaranteed minimum benefits associated with the Company’s reinsurance of variable and equity-indexed annuities. The fair value changes of market risk benefits along with the changes in fair value of the freestanding derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, decreased income before income taxes by $9 million and $12 million for the three months ended March 31, 2024 and 2023, respectively.
Discussion and analysis before certain derivatives, market risk benefits and non-economic changes in insurance liabilities
The impact of certain derivatives, market risk benefits and non-economic changes in insurance liabilities discussed above are considered unrealized and non-economic by management and do not affect current cash flows, crediting rates or performance on the underlying treaties. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including benchmark rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of fair value. Therefore, management believes it is helpful to distinguish between the effects of changes in these items as the primary factors that drive profitability of the underlying treaties are investment income, fee income (included in other revenues) and interest credited.
•Income before income taxes and certain items decreased by $17 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to lower variable investment income in the current year.

•Revenue before certain items increased by $1,794 million for the three months ended March 31, 2024, as compared to the same period in 2023. The increase in the first quarter of 2024 was primarily due to premiums recognized on PRT transactions, which was offset by a corresponding increase in reserves.
•Benefits and expenses before certain items increased by $1,891 million for the three months ended March 31, 2024, as compared to the same period in 2023. The increase in the current quarter was primarily due to the establishment of liabilities for future policy benefits associated with a new PRT transaction.
Canada Operations
The Canada operations are primarily engaged in traditional reinsurance, which consists mainly of traditional individual life reinsurance, and to a lesser extent, creditor, group life and health, critical illness and disability reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional individual life insurance. The Canada Financial Solutions segment consists of longevity and capital solutions.

For the three months ended March 31,
(dollars in millions)	2024	2023	2024 vs 2023
Revenues
Net premiums	$341	$318	$23
Net investment income	65	62	3
Investment related gains (losses), net	1	2	(1)
Other revenues	6	4	2
Total revenues	413	386	27
Benefits and expenses
Claims and other policy benefits	302	291	11
Future policy benefits remeasurement (gains) losses	(3)	(2)	(1)
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	48	46	2
Other operating expenses	12	12	—
Total benefits and expenses	359	347	12
Income (loss) before income taxes	$54	$39	$15
•The increase in income before income taxes for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to favorable experience on group disability and life lines of business.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations did not impact income before income taxes for the three months ended March 31, 2024. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2024	2023	2024 vs 2023
Revenues
Net premiums	$318	$295	$23
Net investment income	64	61	3
Investment related gains (losses), net	1	2	(1)
Other revenues	3	1	2
Total revenues	386	359	27
Benefits and expenses
Claims and other policy benefits	283	270	13
Future policy benefits remeasurement (gains) losses	(3)	3	(6)
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	47	45	2
Other operating expenses	12	12	—
Total benefits and expenses	339	330	9
Income (loss) before income taxes	$47	$29	$18
Key metrics
Life reinsurance in force	$488.0 billion	$469.5 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(3)	$3
Loss ratio (1)	88.1%	92.5%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	14.8%	15.3%
Other operating expenses as a percentage of net premiums	3.8%	4.1%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
The increase in income before income taxes for the three months ended March 31, 2024, was primarily due to favorable experience on group lines of business and future policy benefits remeasurement gains on individual life business as compared to future policy benefits remeasurement losses for the three months ended March 31, 2023.
Revenues
•The increase in net premiums was primarily due to new group business and organic growth on all lines of business.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $11.5 billion and $10.8 billion during the first three months of 2024 and 2023, respectively.
•The increase in net investment income was primarily due to an increase in the invested asset base.
Benefits and expenses
•The decrease in the loss ratio for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to favorable claims experience in the individual life line of business.

Financial Solutions

For the three months ended March 31,
(dollars in millions)	2024	2023	2024 vs 2023
Revenues
Net premiums	$23	$23	$—
Net investment income	1	1	—
Investment related gains (losses), net	—	—	—
Other revenues	3	3	—
Total revenues	27	27	—
Benefits and expenses
Claims and other policy benefits	19	21	(2)
Future policy benefits remeasurement (gains) losses	—	(5)	5
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	1	1	—
Other operating expenses	—	—	—
Total benefits and expenses	20	17	3
Income (loss) before income taxes	$7	$10	$(3)
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$—	$(5)
The decrease in income before income taxes was due to a decrease in future policy benefits remeasurement gains in the first quarter of 2024 as compared to the same period in 2023.
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

For the three months ended March 31,
(dollars in millions)	2024	2023	2024 vs 2023
Revenues
Net premiums	$642	$563	$79
Net investment income	96	69	27
Investment related gains (losses), net	(15)	(6)	(9)
Other revenues	13	3	10
Total revenues	736	629	107
Benefits and expenses
Claims and other policy benefits	546	494	52
Future policy benefits remeasurement (gains) losses	(3)	(17)	14
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	6	—	6
Policy acquisition costs and other insurance expenses	39	20	19
Other operating expenses	56	46	10
Total benefits and expenses	644	543	101
Income (loss) before income taxes	$92	$86	$6
•The increase in income before income taxes for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to increased net premiums and an increase in net investment income, partially offset by increased claims and other policy benefits and increased policy acquisition costs and other insurance expenses.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $3 million increase in income before income taxes for the three months ended March 31, 2024. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2024	2023	2024 vs 2023
Revenues
Net premiums	$496	$438	$58
Net investment income	27	23	4
Investment related gains (losses), net	—	—	—
Other revenues	2	(1)	3
Total revenues	525	460	65
Benefits and expenses
Claims and other policy benefits	424	390	34
Future policy benefits remeasurement (gains) losses	(5)	(8)	3
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	37	18	19
Other operating expenses	41	33	8
Total benefits and expenses	497	433	64
Income (loss) before income taxes	$28	$27	$1
Key metrics
Life reinsurance in force	$985.1 billion	$759.6 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(5)	$(8)
Loss ratio (1)	84.5%	87.2%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	7.5%	4.1%
Other operating expenses as a percentage of net premiums	8.3%	7.5%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
The increase in income before income taxes for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to increased net premiums, largely offset by increased claims and other policy benefits and increased policy acquisition costs and other insurance expenses.
Revenues
•The increase in net premiums was due to increased business volume on new and existing treaties in the first three months of 2024.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $38.0 billion and $30.1 billion during the three months ended March 31, 2024, and the same period in 2023, respectively.
Benefits and expenses
•The decrease in the loss ratio for the first three months of 2024 as compared to the same period in 2023, was primarily due to annual renewal premiums received in the current period.
•The increase in policy acquisition costs and other insurance expenses as a percentage of net premiums was largely due to an increase in premiums with higher allowances.

Financial Solutions

For the three months ended March 31,
(dollars in millions)	2024	2023	2024 vs 2023
Revenues
Net premiums	$146	$125	$21
Net investment income	69	46	23
Investment related gains (losses), net	(15)	(6)	(9)
Other revenues	11	4	7
Total revenues	211	169	42
Benefits and expenses
Claims and other policy benefits	122	104	18
Future policy benefits remeasurement (gains) losses	2	(9)	11
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	6	—	6
Policy acquisition costs and other insurance expenses	2	2	—
Other operating expenses	15	13	2
Total benefits and expenses	147	110	37
Income (loss) before income taxes	$64	$59	$5
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$2	$(9)
The increase in income before income taxes for the first three months of 2024 was primarily due to increased net investment income and increased net premiums, partially offset by unfavorable claims experience related to closed longevity blocks.
Revenues
•The increase in net premiums was primarily due to increased volumes of closed block longevity transactions.
•The increase in net investment income was primarily related to an increase in invested assets supporting the segment and higher yields from fixed-income securities.
•The increase in investment related losses was attributable to higher investment related losses on fixed-income security sales associated with portfolio repositioning.
•The increase in other revenues was primarily due to new capital solutions business.
Benefits and expenses
•The increase in claims and other policy benefits was the result of increased volumes of closed block longevity and asset-intensive transactions.

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

For the three months ended March 31,
(dollars in millions)	2024	2023	2024 vs 2023
Revenues
Net premiums	$762	$726	$36
Net investment income	185	169	16
Investment related gains (losses), net	(71)	(48)	(23)
Other revenues	58	13	45
Total revenues	934	860	74
Benefits and expenses
Claims and other policy benefits	633	632	1
Future policy benefits remeasurement (gains) losses	1	(10)	11
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	51	54	(3)
Policy acquisition costs and other insurance expenses	70	62	8
Other operating expenses	57	56	1
Total benefits and expenses	812	794	18
Income (loss) before income taxes	$122	$66	$56
•The increase in income before taxes as compared to the same period in 2023 was primarily due to increased net investment income related to an increase in the asset base from new asset-intensive transactions, increased net premiums and other revenues, partially offset by increased investment related losses.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $2 million increase in income before income taxes during the three months ended March 31, 2024. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

For the three months ended March 31,
(dollars in millions)	2024	2023	2024 vs 2023
Revenues
Net premiums	$716	$662	$54
Net investment income	65	61	4
Investment related gains (losses), net	—	3	(3)
Other revenues	10	3	7
Total revenues	791	729	62
Benefits and expenses
Claims and other policy benefits	586	563	23
Future policy benefits remeasurement (gains) losses	1	(9)	10
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	45	46	(1)
Other operating expenses	50	50	—
Total benefits and expenses	682	650	32
Income (loss) before income taxes	$109	$79	$30
Key metrics
Life reinsurance in force	$528.9 billion	$508.2 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$1	$(9)
Loss ratio (1)	82.0%	83.7%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	6.3%	6.9%
Other operating expenses as a percentage of net premiums	7.0%	7.6%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
The increase in income before income taxes was primarily the result of increased net premiums, partially offset by increased claims and other policy benefits.
Revenues
•The increase in net premiums was primarily due to continued business growth in the segment.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $17.6 billion and $3.9 billion during the three months ended March 31, 2024 and 2023, respectively, due to new business production.
•The increase in net investment income was attributable to higher investment yield.
Benefits and expenses
•The decrease in the loss ratio for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to business growth with favorable claims experience across the segment.

Financial Solutions

For the three months ended March 31,
(dollars in millions)	2024	2023	2024 vs 2023
Revenues
Net premiums	$46	$64	$(18)
Net investment income	120	108	12
Investment related gains (losses), net	(71)	(51)	(20)
Other revenues	48	10	38
Total revenues	143	131	12
Benefits and expenses
Claims and other policy benefits	47	69	(22)
Future policy benefits remeasurement (gains) losses	—	(1)	1
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	51	54	(3)
Policy acquisition costs and other insurance expenses	25	16	9
Other operating expenses	7	6	1
Total benefits and expenses	130	144	(14)
Income (loss) before income taxes	$13	$(13)	$26
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$—	$(1)
The increase in income before income taxes was attributable to the impact of higher surrender charges and market value adjustments due to higher lapses on a single premium annuity block of business.
The invested asset base supporting asset-intensive transactions increased to $18.6 billion as of March 31, 2024, from $14.4 billion as of March 31, 2023. The increase in the asset base compared to March 31, 2023, was primarily due to approximately $5.2 billion from recently executed transactions, partially offset by net organic decline of $1.0 billion from existing in-force blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.4 billion and $1.1 billion for the three months ended March 31, 2024 and 2023, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Revenues
•The decrease in net premiums was driven by lower contributions from single premium asset-intensive transactions.
•The increase in net investment income was the result of a growing asset base and improved yields from increased interest rates.
•The increase in investment related losses, net was attributable to a decrease in the fair value of derivatives of $46 million primarily due to weakening of the Japanese yen, partially offset by net gains from investment activity of $27 million.
•The increase in other revenues was driven by higher surrender charges and market value adjustments due to higher lapses on a single premium annuity block of business.
Expenses
•The decrease in claims and other policy benefits was the result of lower contributions from single premiums asset-intensive transactions as well as new asset-intensive business in the prior year.
Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs and interest expense related to debt and service business expenses. Additionally, Corporate and Other includes results from the Company’s Funding Agreement Backed Notes (“FABN”) program and certain wholly-owned subsidiaries, that, among other activities, develop and market technology and provide consulting and outsourcing solutions for the insurance and reinsurance industries. The Company invests in this area in an effort to both support its clients and accelerate the development of innovative solutions and services to increase consumer engagement within the life insurance industry and hence generate new future revenue streams.

For the three months ended March 31,
(dollars in millions)	2024	2023	2024 vs 2023
Revenues
Net premiums	$—	$—	$—
Net investment income	106	82	24
Investment related gains (losses), net	(79)	(44)	(35)
Other revenues	4	11	(7)
Total revenues	31	49	(18)
Benefits and expenses
Claims and other policy benefits	—	—	—
Future policy benefits remeasurement (gains) losses	—	—	—
Market risk benefits remeasurement (gains) losses	—	—	—
Interest credited	30	14	16
Policy acquisition costs and other insurance expenses	(25)	(20)	(5)
Other operating expenses	87	77	10
Interest expense	68	53	15
Total benefits and expenses	160	124	36
Loss before income taxes	$(129)	$(75)	$(54)
The increase in loss before income taxes was primarily due to increases in investment related losses, interest credited, other operating expenses and interest expense, partially offset by higher net investment income.
Revenues
•The increase in net investment income was the result of higher income on Corporate invested assets due to higher yields and a higher asset base.
•The increase in investment related losses was attributable to $57 million of losses on sales of fixed maturity securities associated with portfolio repositioning in the first three months of 2024, partially offset by $6 million increase in change in fair value of derivatives, primarily related to foreign currency swaps, in the first three months of 2024 compared to a decrease of $29 million, primarily related to derivatives used to economically hedge disintermediation risk in the first three months of 2023.
Expenses
•The increase in interest credited was primarily attributable to new FABN issuances.
•The increase in other operating expenses was primarily attributable to an increase in compensation expense.
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
Current Market Environment
The Company’s average investment yield, excluding spread related business, for the three months ended March 31, 2024, was 4.70%, 1 basis point below the same period in 2023. The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. Gross unrealized gains on fixed maturity securities available-for-sale decreased from $1.1 billion at December 31, 2023, to $0.9 billion at March 31, 2024. Additionally, gross unrealized losses increased from $5.6 billion at December 31, 2023, to $5.8 billion at March 31, 2024.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
The Company projects its reserves to be sufficient, and it would not expect to be required to take any actions to augment capital, even if interest rates remain at current levels for the next five years, assuming all other factors remain constant. To mitigate disintermediation risk, the Company purchased swaptions to protect against a material increase in interest rates. While the Company has felt the pressures of sustained low interest rates, followed by the recent significant increase in risk-free rates, and volatile equity markets, its business and results of operations are not overly sensitive to these risks. Mortality and morbidity risks continue to be the most significant risk for the Company. Although management believes the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.
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

	Three months ended March 31,
	2024	2023
Interest expense	$50	$49
Capital contributions to subsidiaries	5	8
Dividends to shareholders	56	53
Purchase of common stock	—	50
Interest and dividend income	33	37

	March 31, 2024	December 31, 2023
Cash and invested assets	$515	$712
See Item 15, Schedule II – “Condensed Financial Information of the Registrant” in the 2023 Annual Report for additional financial information related to RGA.
The undistributed earnings of substantially all of the Company’s foreign subsidiaries have been reinvested indefinitely in those non-U.S. operations, as described in Note 14 – “Income Tax” in the Notes to Consolidated Financial Statements in the 2023 Annual Report. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds are repatriated.
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
On January 23, 2024, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the three months ended March 31, 2024, RGA did not repurchase any shares under this program.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.

Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Three months ended March 31,
	2024	2023
Dividends to shareholders	$56	$53
Purchase of common stock (1)	—	50
Total amount paid to shareholders	$56	$103

Number of common shares purchased (1)	—	371,343
Average price per share	$—	$134.64
(1)Excludes shares utilized to execute and settle certain stock incentive awards.
In April 2024, RGA’s board of directors declared a quarterly dividend of $0.85 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company renewed its syndicated credit facility in the first quarter of 2023. Under the terms of the new facility the Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $6.3 billion. Subsequent to the adoption of ASU 2018-12, the minimum consolidated net worth, as defined in the debt agreements, was reduced to $5.8 billion effective with the June 30, 2023, covenant calculations. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted RGA Inc.’s stockholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-acceleration covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness.
As of March 31, 2024 and December 31, 2023, the Company had $4.5 billion, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of March 31, 2024 and December 31, 2023, the average interest rate on long-term debt outstanding was 5.09%. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in March 2028. As of March 31, 2024, the Company had no cash borrowings outstanding and no issued letters of credit under this facility.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At March 31, 2024, there were approximately $53 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S., Canada and UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2024, $1.5 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
On March 13, 2023, the Company entered into a syndicated revolving credit facility with a five year term and an overall capacity of $850 million. See Note 18 – “Financing Activities” in the Notes to Consolidated Financial Statements in the 2023 Annual Report for further information.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a revolving credit facility, under which the Company had availability of $850 million as of March 31, 2024. The Company also has $801 million of funds available through collateralized borrowings from the FHLB as of March 31, 2024. As of March 31, 2024, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. See Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements in the 2023 Annual Report. The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its cash and cash equivalents as well as its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.

Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital for the three months ended March 31, 2024 and 2023 are summarized as follows (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Sources:
Net cash provided by operating activities	$5,736	$1,574
Proceeds from long-term debt issuance, net	—	494
Change in cash collateral for derivative positions and other arrangements	—	17
Change in deposit asset on reinsurance	89	11
Net deposits to investment-type policies and contracts	1,134	96
Effect of exchange rate changes on cash	—	1
Total sources	6,959	2,193

Uses:
Net cash used in investing activities	3,720	1,705
Dividends to stockholders	56	53
Principal payments of long-term debt	1	1
Purchases of treasury stock	16	67
Change in cash collateral for derivative positions and other arrangements	145	—
Effect of exchange rate changes on cash	56	—
Total uses	3,994	1,826
Net change in cash and cash equivalents	$2,965	$367
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2023 Annual Report, except for the following:
•The Company’s contractual obligations associated with payables for collateral received under derivative transactions increased from $150 million at December 31, 2023, to $427 million at March 31, 2024, primarily relating to an increase in derivatives during the quarter. See Note 11 – “Derivative Instruments” for further details.
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
The Company’s liquidity position (cash and cash equivalents and short term investments) was $6.3 billion and $3.2 billion at March 31, 2024 and December 31, 2023, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
See “Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase programs. In addition to its security agreements with third parties, certain RGA subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
The Company is a member of the FHLB and holds $63 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB was $1.2 billion and $1.1 billion at March 31, 2024 and December 31, 2023, respectively, which is included in interest-sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
Investments
Management of Investments
The Company’s investment and derivative strategies involve matching the characteristics of its reinsurance products and other obligations. The Company seeks to closely approximate the interest rate sensitivity of the assets with estimated interest rate sensitivity of the reinsurance liabilities. The Company achieves its income objectives through strategic and tactical asset allocations, applying security and derivative strategies within asset/liability and disciplined risk management frameworks. Derivative strategies are employed within the Company’s risk management framework to help manage duration, currency and other risks in assets and/or liabilities and to replicate the credit characteristics of certain assets.
The Company’s portfolio management groups work with the Enterprise Risk Management function to develop the investment policies for the assets of the Company’s domestic and international investment portfolios. All investments held by the Company, directly or in a funds withheld at interest reinsurance arrangement, are monitored for conformance with the Company’s stated investment policy limits as well as any limits prescribed by the applicable jurisdiction’s insurance laws and regulations. See Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s investments.

Portfolio Composition
The Company had total cash and invested assets of $90.4 billion and $81.9 billion as of March 31, 2024 and December 31, 2023, respectively, as illustrated below (dollars in millions):

	March 31, 2024	% of Total	December 31, 2023	% of Total
Fixed maturity securities available-for-sale	$65,827	72.7%	$60,467	73.9%
Equity securities	144	0.2	139	0.2
Mortgage loans	7,539	8.3	7,377	9.0
Policy loans	1,198	1.3	1,206	1.5
Funds withheld at interest	5,642	6.2	5,683	6.9
Limited partnerships and real estate joint ventures	2,697	3.0	2,635	3.2
Short-term investments	327	0.4	222	0.3
Other invested assets	1,140	1.3	1,171	1.4
Cash and cash equivalents	5,935	6.6	2,970	3.6
Total cash and invested assets	$90,449	100.0%	$81,870	100.0%
Investment Yield
The following table presents consolidated average invested assets at amortized cost, net investment income, investment yield, variable investment income (“VII”) and investment yield excluding VII, which can vary significantly from period to period (dollars in millions). The table excludes spread related business. Spread related business is primarily associated with contracts on which the Company earns an interest rate spread between assets and liabilities. To varying degrees, fluctuations in the yield on other spread related business is generally subject to corresponding adjustments to the interest credited on the liabilities.

	Three months ended March 31,
	2024	2023	Increase/ (Decrease)
Average invested assets at amortized cost	$38,483	$35,863	$2,620
Net investment income	$444	$415	$29
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.70%	4.71%	(1) bp
VII (included in net investment income)	$16	$39	$(23)
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.75%	4.45%	30 bps
Investment yield remained relatively unchanged for the three months ended March 31, 2024, in comparison to the same period in the prior year, due to decreased variable income from real estate joint ventures offset by increased yield due to higher new money rates.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of March 31, 2024 and December 31, 2023.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. As of March 31, 2024 and December 31, 2023, approximately 94.6% and 94.3%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
The Company owns floating rate securities that represent approximately 7.8% and 7.7% of the total fixed maturity securities as of March 31, 2024 and December 31, 2023, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to enhance asset management strategies and match certain interest-sensitive contract liabilities.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 62.4% and 64.1% of total fixed maturity securities as of March 31, 2024 and December 31, 2023, respectively. See “Corporate Fixed Maturity Securities” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 and December 31, 2023, the Company’s investments in Canadian government securities represented 5.6% and 6.5%, respectively, of the fair value of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
As of March 31, 2024 and December 31, 2023, the Company’s investments in Japanese government securities represented 7.9% and 5.2%, respectively, of the fair value of total fixed maturity securities. These assets are primarily long duration government bonds matching the liability profile of the Company’s Japanese business.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of March 31, 2024 and December 31, 2023 was as follows (dollars in millions):

		March 31, 2024			December 31, 2023
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$46,541	$43,336	65.8%	$41,469	$38,739	64.1%
2	BBB	20,527	18,951	28.8	19,793	18,261	30.2
3	BB	3,039	2,952	4.5	3,068	2,956	4.9
4	B	515	468	0.8	479	396	0.7
5	CCC and lower	123	98	0.1	116	92	0.1
6	In or near default	45	22	—	52	23	—
	Total	$70,790	$65,827	100.0%	$64,977	$60,467	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of March 31, 2024 and December 31, 2023 (dollars in millions):

	March 31, 2024			December 31, 2023
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
ABS:
Collateralized loan obligations (“CLOs”)	$2,540	$2,518	31.6%	$2,086	$2,048	28.1%
ABS, excluding CLOs	2,597	2,427	30.5	2,575	2,381	32.7
Total ABS	5,137	4,945	62.1	4,661	4,429	60.8
CMBS	2,002	1,861	23.4	1,969	1,773	24.3
RMBS:
Agency	436	385	4.8	444	398	5.5
Non-agency	814	765	9.7	729	681	9.4
Total RMBS	1,250	1,150	14.5	1,173	1,079	14.9
Total	$8,389	$7,956	100.0%	$7,803	$7,281	100.0%
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
As of March 31, 2024 and December 31, 2023, the Company had $5.8 billion and $5.6 billion, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in retail locations, light industrial properties, and commercial offices. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Most of the mortgage loans in the Company’s portfolio range in size up to $40 million, with the average mortgage loan investment as of March 31, 2024, totaling approximately $10 million.
As of March 31, 2024 and December 31, 2023, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	March 31, 2024		December 31, 2023
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,953	38.7%	$2,806	37.6%
South	2,464	32.3	2,472	33.1
Midwest	1,191	15.6	1,163	15.6
Northeast	537	7.0	541	7.3
Subtotal – U.S.	7,145	93.6	6,982	93.6
Canada	308	4.0	301	4.0
United Kingdom	180	2.4	176	2.4
Total	$7,633	100.0%	$7,459	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2023 Annual Report and “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.
Allowance for Credit Losses and Impairments
The table below summarizes investment related gains (losses), net related to allowances for credit losses and impairments for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three months ended March 31,
	2024	2023
Change in allowance for credit losses on fixed maturity securities	$(20)	$(38)
Impairments on fixed maturity securities	—	(3)
Change in mortgage loan allowance for credit losses	(10)	(16)
Limited partnership and real estate joint ventures impairment losses	(8)	—
Other impairment losses	(1)	(4)
Total	$(39)	$(61)

The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2023 Annual Report for additional information.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, the Company classified approximately 9.9% and 10.6%, respectively, of its fixed maturity securities in the Level 3 category. Refer to Note 12 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information. These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Lending and Repurchase/Reverse Repurchase Agreements” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities lending and repurchase/reverse repurchase agreements.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of March 31, 2024 and December 31, 2023. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets primarily include lifetime mortgages, derivative contracts, FHLB common stock and real estate held for investment. See “Other Invested Assets” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of March 31, 2024 and December 31, 2023.
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
See Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of March 31, 2024 and December 31, 2023.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of March 31, 2024, the Company had credit exposure of $14 million.
The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. As exchange-traded futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties. See Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for more information regarding the Company’s derivative instruments.

The Company holds $939 million and $944 million of beneficial interest in lifetime mortgages in the UK, net of allowance for credit losses, as of March 31, 2024 and December 31, 2023, respectively. Investment income includes $11 million and $10 million in interest income earned on lifetime mortgages for the three months ended March 31, 2024 and 2023, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
New Accounting Standards
Changes to the general accounting principles are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB Accounting Standards CodificationTM.
See Note 17 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements for information on new accounting pronouncements and their impact, if any, on the Company’s results of operations and financial position.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product.  As of March 31, 2024, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2023, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2023, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.  Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 2023 Annual Report.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s repurchase activity of its common stock during the quarter ended March 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2024 – January 31, 2024	75,025	$168.24	—	$500,000,000
February 1, 2024 – February 29, 2024	5,906	$171.03	—	$500,000,000
March 1, 2024 – March 31, 2024	12,436	$184.12	—	$500,000,000
(1)The Company did not repurchase any shares of common stock under its share repurchase program in January, February and March 2024. The Company net settled – issuing 210,747, 15,755 and 34,407 shares from treasury and repurchasing from recipients 75,025, 5,906, and 12,436 shares in January, February and March 2024, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 23, 2024, the Company’s board of directors authorized a share repurchase program for up to $500 million of its outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the three months ended March 31, 2024, the Company did not repurchase any shares of common stock under this program.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and the Company’s stock price.
ITEM 5.  Other Information
During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

10.1
Form of 2024 Performance Contingent Share Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017 and as further amended effective May 19, 2021 (the “RGA Flexible Stock Plan”)*

10.2	Form of 2024 Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan*

10.3	Form of 2024 Restricted Stock Unit Agreement under RGA Flexible Stock Plan*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement

GLOSSARY OF SELECTED TERMS
Throughout this quarterly report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.
Entities

Term or Acronym	Definition
RGA Reinsurance	RGA Reinsurance Company
Parkway Re	Parkway Reinsurance Company
Rockwood Re	Rockwood Reinsurance Company
Castlewood Re	Castlewood Reinsurance Company
Chesterfield Re	Chesterfield Reinsurance Company
RGA Life and Annuity	RGA Life and Annuity Insurance Company
RGA Canada	RGA Life Reinsurance Company of Canada
RGA Barbados	RGA Reinsurance Company (Barbados) Ltd.
RGA Americas	RGA Americas Reinsurance Company, Ltd.
Manor Re	Manor Reinsurance, Ltd.
RGA Atlantic	RGA Atlantic Reinsurance Company Ltd.
RGA Worldwide	RGA Worldwide Reinsurance Company, Ltd.
RGA Global	RGA Global Reinsurance Company, Ltd.
RGA Australia	RGA Reinsurance Company of Australia Limited
RGA International	RGA International Reinsurance Company dac
Aurora National	Aurora National Life Assurance Company
Omnilife	Omnilife Insurance Company, Limited
Papara	Papara Financing LLC
Certain Terms and Acronyms

Term or Acronym	Definition
A.M. Best	A.M. Best Company
ABS	Asset-backed securities
Actuary	A specialist in the mathematics of risk, especially as it relates to insurance calculations such as premiums, reserves, dividends, insurance rates and annuity rates.
Allowance	An amount paid by the reinsurer to the ceding company to help cover the ceding company's acquisition and other costs, especially commissions. Allowances are usually calculated as a large percentage (often 100%) of first-year premiums reinsured and smaller percentages of renewal premiums reinsured.
AOCI	Accumulated other comprehensive income (loss)
Asset-Intensive Reinsurance	A transaction (usually coinsurance or funds withheld and often involving reinsurance of annuities) where performance of the underlying assets, more so than any mortality risk, is a key element.
Assumed reinsurance	Insurance risk that a reinsurer accepts (assumes) from a ceding company.
ASU	Accounting Standards Update
ASU 2018-12	Financial Accounting Standards Board’s Accounting Standards Update No. 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts” and related amendments. Also referred to as LDTI.
Automatic Reinsurance	Reinsurance arrangement whereby the ceding company and reinsurer agree that all business of a certain description will be ceded to the reinsurer. Under this arrangement, the ceding company performs underwriting decision-making within agreed-upon parameters for all business reinsured.
Bermuda Insurance Act	Bermuda's Insurance Act 1978 which distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business.
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
CCPA	California Consumer Privacy Act of 2018
Capital-motivated reinsurance	Reinsurance, including financial reinsurance, whose primary purpose is to enhance the cedant's capital position.
Captive insurer	An insurance or reinsurance entity designed to provide insurance or reinsurance coverage for risks of the entity or entities by which it is owned or to which it is affiliated.
CECL	Accounting for current expected credit losses using the model based on expected losses rather than incurred losses.
Ceding company (also known as cedant)	An insurer that transfers, or cedes, risk to a reinsurer
CEO	RGA’s Chief Executive Officer
Cession	The insurance risk associated with a policy that is reinsured from an insurer to a reinsurer.
CFO	RGA’s Chief Financial Officer
CIO	RGA’s Chief Information Officer

CISO	RGA’s Global Chief Information Security and Privacy officer
CLOs	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities, a part of our investment portfolio that consists of securities made up of commercial mortgages. Stated on our balance sheet at fair value.
Coinsurance (also known as original terms reinsurance)	A form of reinsurance under which the ceding company shares its premiums, death claims, surrender benefits, dividends and policy loans with the reinsurer, and the reinsurer pays expense allowances to reimburse the ceding company for a share of its expenses.
Coinsurance funds-withheld	A variant on coinsurance, in which the ceding company withholds assets equal to reserves and shares investment income on those assets with the reinsurer.
Counterparty	A party to a contract requiring or offering the exchange of risk.
Counterparty risk	The risk that a party to an agreement will be unable to fulfill its contractual obligations
CPI	Consumer price index
Critical illness (CI) insurance (also known as dread disease insurance)	Insurance that provides a guaranteed fixed sum upon diagnosis of a specified illness or condition such as cancer, heart disease, or permanent total disability. The coverage can be offered on a stand-alone basis or as an add-on to a life insurance policy.
CRO	RGA’s Chief Risk Officer
CVA	Credit valuation adjustment
DAC	Deferred policy acquisition costs: Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits.
“Directors Plan”	Flexible Stock Plan for Directors
EBITDA	Earnings before interest, taxes, depreciation and amortization
EBS	Economic balance sheet framework as part of the Bermuda Solvency Capital Requirement that forms the basis for an insurer's enhanced capital requirements.
ECR	Enhanced capital requirement in accordance with the provisions of the Bermuda Insurance Act.
EEA	European Economic Area
EIAs	Equity-Indexed Annuities
EMEA	Europe, Middle East and Africa geographic segment
Enterprise Risk Management (ERM)	An enterprise-wide framework used by a firm to assess all risks facing the organization, manage mitigation strategies, monitor ongoing risks and report to interested audiences.
ESG	Environmental, social and governance
EU	European Union
Expected mortality	Number of deaths predicted to occur in a defined group of people.
FABN	Funding Agreement Backed Notes
Face amount	Amount payable at the death of the insured or at the maturity of the policy.
Facultative reinsurance	A type of reinsurance in which the reinsurer underwrites an individual risk submitted by the ceding company for a risk that is unusual, large, highly substandard or not covered by an automatic reinsurance treaty. Such risks are typically submitted to multiple reinsurers for competitive offers.
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FHLB	Federal Home Loan Bank
FIA	Fixed indexed annuities
Financial reinsurance (also known as financially-motivated reinsurance)	A form of capital-motivated reinsurance that satisfies all regulatory requirements for risk transfer and is often designed to produce very predictable reinsurer profits as a percentage of the capital provided.
FSB	Financial Stability Board which consists of representatives of national financial authorities of the G20 nations.
FVO	Fair value option
GAAP	U.S. generally accepted accounting principles
GDPR	General Data Protection Regulation which establishes uniform data privacy laws across the European Union.
GICs	Guaranteed investment contracts
GILTI	Global intangible low-taxed income; a provision of U.S. Tax Reform that generally eliminates U.S. Federal income tax deferral on earnings of foreign subsidiaries.
GloBE	Model Global Anti-Base Erosion rules developed by the Organization for Economic Cooperation and Development
GMAB	Guaranteed minimum accumulation benefits; a feature of some variable annuities that the Company reinsures
GMDB	Guaranteed minimum death benefits; a feature of some variable annuities that the Company reinsures
GMIB	Guaranteed minimum income benefits; a feature of some variable annuities that the Company reinsures
GMWB	Guaranteed minimum withdrawal benefits; a feature of some variable annuities that the Company reinsures
Group life insurance	Insurance policy under which the lives of a group of people, most commonly employees of a single company, are insured in accordance with the terms of one master contract.
Guaranteed issue life insurance	Insurance products that are guaranteed upon application, regardless of past health conditions.
IAIG	Internationally Active Insurance Group
IAIS	International Association of Insurance Supervisors

IBNR	Incurred but not reported; a liability on claims that are based on historical reporting patterns, but have not yet been reported.
Individual life insurance	An insurance policy that insures the life of usually one and sometimes two or more related individuals, rather than a group of people.
In-force sum insured	A measure of insurance in effect at a specific date.
Initial public offering (IPO)	The first sale to the public of shares of common stock issued by a private company. IPOs often are issued by smaller companies seeking the capital to expand, but they also can be used by large mutual or privately owned companies seeking to become publicly traded.
International Financial Reporting Standards (IFRS)	Standards and interpretations adopted by the International Accounting Standards Board (IASB)
ISO	International Organization Standardization
LDTI	Financial Accounting Standards Board’s Accounting Standards Update No. 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts” and related amendments. Also referred to as ASU 2018-12.
Liquidity position	Combination of the Company’s cash equivalents and short-term investments
Longevity product	An insurance product that mitigates longevity risk by providing a stream of income for the duration of the policyholder's life.
Loss ratio	Claims and other policy benefits and Future policy benefits remeasurement (gains) losses as a percentage of net premiums
Market risk benefits (MRB)	Contracts or contract features that provide protection to the policyholder from capital market risk and expose the Company to other-than-nominal capital market risk and are measured at fair value
MDCI	Missouri Department of Commerce and Insurance
MMS	Minimum margin of solvency required to be maintained by the Company's Bermuda subsidiaries.
Modco	Modified coinsurance
Modified coinsurance	A variant on coinsurance in which the ceding company retains all the reserves, as well as assets backing reserves, and pays the reinsurer interest on the reinsurer's share of the reserves.
Moody’s	Moody’s Investors Service
Morbidity	A measure of the incidence of sickness or disease within a specific population group.
Mortality experience	Actual number of deaths occurring in a defined group of people.
Mortality risk reinsurance	Reinsurance that focuses primarily on transfer of mortality risk through coinsurance of term products or YRT.
NAIC	National Association of Insurance Commissioners
NAIC SAP	NAIC statutory accounting practices
NAV	Net asset value
Net Premium Ratio (NPR)	The NPR equals the present value of benefits divided by the present value of gross premiums
NIFO	Net investments in foreign operations
NIST	National Institute of Standards and Technology
NOL	Net operating loss
Non-traditional reinsurance	Usually synonymous with capital-motivated reinsurance, but includes any reinsurance of non-biometrical risks
Novation	The act of replacing one participating member of a contract with another, with all rights, duties and terms being transferred to the new party upon consent of all parties affected.
NYSE	New York Stock Exchange: the exchange where RGA is traded under the symbol "RGA"
OAS	Option-adjusted spread
OCI	Other comprehensive income (loss)
OTC	Derivatives that are privately negotiated contracts, which are known as over-the-counter derivatives
OTC Cleared	OTC derivatives that are cleared and settled through central clearing counterparties.
PBR	Principles-based reserves
PCAOB	Public Company Accounting Oversight Board (United States)
Pension Plans	The Company's sponsored or administrated qualified and non-qualified defined benefit pension plans
Portfolio	The totality of risks assumed by an insurer or reinsurer.
Preferred risk coverage	Coverage designed for applicants who represent a better-than-average risk to an insurer.
Premium	Amount paid to insure a risk.
Primary insurance (also known as direct insurance)	Insurance business relating to contracts directly between insurers and policyholders. The insurance company is directly responsible to the policyholder.
Production	New business produced during a specified period.
PRT	Pension risk transfer
PSU	Performance Share Units
Quota share (also known as 'first dollar' quota share)	A reinsurance arrangement in which the reinsurer receives a certain percentage of each risk reinsured.
RBC	Risk based capital, which are guidelines promulgated by the NAIC and identify minimum capital requirements based upon business levels and asset mix.
Recapture	The right of the ceding company to cancel reinsurance under certain conditions.

Regulation XXX/Regulation A-XXX	U.S. Valuation of Life Policies Model Regulation implemented beginning in 2002 for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products.
Reinsurance	The transfer of insurance risk from an insurer, referred to as the ceding company, to a reinsurer, in conjunction with the payment of a reinsurance premium. Through reinsurance, a reinsurer 'insures' an insurer.
Reserves	The amount required to be carried as a liability in the financial statement of an insurer or reinsurer to provide for future commitments under outstanding policies and contracts.
Retakaful	A form of reinsurance that is acceptable within Islamic law. See Takaful.
Retention limit	The maximum amount of risk a company will insure on one life.
Retrocession	A transfer of reinsurance risk from a reinsurer to another reinsurer, referred to as the retrocessionaire, in conjunction with the payment of a retrocession premium. Through retrocession, a retrocessionaire reinsures a reinsurer.
Retrocessionaire	A reinsurer that reinsures another reinsurer; see Retrocession.
RMBS	Residential mortgage-backed securities, a part of our investment portfolio that consists of securities made up of residential mortgages. Stated on our balance sheet at fair value.
RMSC	The Company's Risk Management Steering Committee
RSUs	Restricted Stock Units
S&P	Standard & Poor's
SARs	Stock Appreciation Rights
SEC	Securities and Exchange Commission
Securitization	The structuring of financial assets as collateral against which securities can be issued to investors.
Simplified issue life insurance	Insurance products with limited face amounts that require no or minimal underwriting.
SOFR	Secured Overnight Financing Rate
SPLRC	Special Purpose Life Reinsurance Captives
Statutory capital	The excess of statutory assets over statutory reserves, both of which are calculated in accordance with standards established by insurance regulators.
“Stock Plans”	The RGA flexible stock plan and the Flexible Stock Plan for Directors, collectively
Takaful	A form of insurance that is acceptable within Islamic law, and that is devised upon the principles of mutual advantage and group security.
TDR	Troubled Debt Restructuring
Tele-underwriting	A telephone interview process, during which an applicant's qualifications to be insured are assessed.
The “County”	The County of St. Louis, Missouri
The “Plan”	RGA Flexible Stock Plan
The Board	RGA's board of directors
The Companies Act	The Bermuda's Companies Act of 1981
The Company	Reinsurance Group of America, Incorporated and its subsidiaries, all of which are wholly owned, collectively
Treaty (also known as a contract)	A reinsurance agreement between a reinsurer and a ceding company. The three most common types of reinsurance treaties are YRT (yearly renewable term), coinsurance and modified coinsurance. The three most common methods of accepting reinsurance are automatic, facultative and facultative-obligatory.
TVaR	Tail Value-at-Risk used for calculated capital requirement for Bermuda subsidiaries.
U.S. Tax Reform	The U.S. Tax Cuts and Jobs Act of 2017
UAE	United Arab Emirates
UK	United Kingdom
UL	Universal life insurance
Underwriting	The process that assesses the risk inherent in an application for insurance prior to acceptance of the policy.
Valuation	The periodic calculation of reserves, the funds that insurance companies are required to hold in order satisfy all future insurance obligations.
Variable life insurance	A form of whole life insurance under which the death benefit and the cash value of the policy fluctuate according to the performance of an investment fund. Most variable life insurance policies guarantee that the death benefit will not fall below a specified minimum.
VII	Variable investment income
VOCRA	Value of customer relationships acquired which represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business.
VODA	Value of distribution agreements which represents the present value of future profits associated with the expected future business derived from distribution agreements.
Webcasts	Presentation of information broadcast over the Internet.
WorkWise	The Company's hybrid approach to flexible work arrangements.
Yearly Renewable Term (YRT)	A type of reinsurance which covers only mortality risk, with each year's premium based on the current amount of risk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: May 3, 2024	By:	/s/ Tony Cheng
Tony Cheng
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 3, 2024	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)