Form 10-Q
period 2024-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2024-08-02
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
 OR
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
As of July 31, 2024, 65,857,648 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $76,161 and $64,977; allowance for credit losses of $111 and $75)	$70,491	$60,467
Equity securities, at fair value	144	139
Mortgage loans (net of allowance for credit losses of $75 and $67)	7,984	7,377
Policy loans	1,171	1,206
Funds withheld at interest	5,556	5,683
Limited partnerships and real estate joint ventures	2,791	2,635
Short-term investments	335	222
Other invested assets	1,148	1,171
Total investments	89,620	78,900
Cash and cash equivalents	4,596	2,970
Accrued investment income	881	759
Premiums receivable and other reinsurance balances	3,635	3,528
Reinsurance ceded receivables and other	5,122	5,448
Deferred policy acquisition costs	4,720	4,617
Other assets	1,314	1,401
Total assets	$109,888	$97,623
Liabilities and equity
Future policy benefits	$50,779	$41,231
Interest-sensitive contract liabilities	31,676	30,273
Market risk benefits, at fair value	217	258
Other policy claims and benefits	2,769	2,730
Other reinsurance balances	917	1,103
Deferred income taxes	1,866	1,862
Funds withheld payable	4,323	4,483
Other liabilities	2,449	2,085
Long-term debt	5,067	4,427
Total liabilities	100,063	88,452
Commitments and contingent liabilities (See Note 15)
Equity
Preferred stock – par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at June 30, 2024 and December 31, 2023	1	1
Additional paid-in-capital	2,567	2,544
Retained earnings	9,076	8,805
Treasury stock, at cost – 19,438,385 and 18,634,390 shares	(1,889)	(1,900)
Accumulated other comprehensive income (loss)	(20)	(369)
Total RGA, Inc. shareholders’ equity	9,735	9,081
Noncontrolling interest	90	90
Total equity	9,825	9,171
Total liabilities and shareholders’ equity	$109,888	$97,623
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues
Net premiums	$3,920	$3,337	$9,296	$6,722
Net investment income	1,082	857	2,043	1,713
Investment related gains (losses), net	(271)	(123)	(420)	(200)
Other revenues	147	85	296	172
Total revenues	4,878	4,156	11,215	8,407
Benefits and expenses
Claims and other policy benefits	3,712	3,013	8,844	6,076
Future policy benefits remeasurement (gains) losses	(90)	13	(114)	(13)
Market risk benefits remeasurement (gains) losses	(8)	(31)	(43)	(17)
Interest credited	231	209	485	424
Policy acquisition costs and other insurance expenses	391	349	778	680
Other operating expenses	301	275	584	525
Interest expense	72	63	140	116
Total benefits and expenses	4,609	3,891	10,674	7,791
Income before income taxes	269	265	541	616
Provision for income taxes	65	58	125	156
Net income	204	207	416	460
Net income attributable to noncontrolling interest	1	2	3	3
Net income available to RGA, Inc. shareholders	$203	$205	$413	$457

Earnings per share
Basic earnings per share	$3.07	$3.09	$6.28	$6.86
Diluted earnings per share	$3.03	$3.05	$6.19	$6.77
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Comprehensive income (loss)
Net income	$204	$207	$416	$460
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	29	120	18	142
Net unrealized investment gains (losses)	(632)	(486)	(1,027)	617
Effect of updating discount rates on future policy benefits	705	426	1,355	(295)
Change in instrument-specific credit risk for market risk benefits	3	(1)	3	—
Defined benefit pension and postretirement plan adjustments	—	4	—	9
Total other comprehensive income (loss), net of tax	105	63	349	473
Total comprehensive income	309	270	765	933
Comprehensive income attributable to noncontrolling interest	1	2	3	3
Total comprehensive income attributable to RGA, Inc.	$308	$268	$762	$930
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)
(Unaudited)

	Three months ended June 30, 2024 and 2023
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, March 31, 2024	$1	$2,549	$8,934	$(1,891)	$(125)	$9,468	$90	$9,558
Change in equity of noncontrolling interest							(1)	(1)
Net income			203			203	1	204
Total other comprehensive income (loss)					105	105		105
Dividends to shareholders, $0.85 per share			(56)			(56)		(56)
Purchase of treasury stock				(3)		(3)		(3)
Reissuance of treasury stock		18	(5)	5		18		18
Balance, June 30, 2024	$1	$2,567	$9,076	$(1,889)	$(20)	$9,735	$90	$9,825

Balance, March 31, 2023	$1	$2,506	$8,336	$(1,756)	$(1,461)	$7,626	$90	$7,716
Change in equity of noncontrolling interest							(2)	(2)
Net income			205			205	2	207
Total other comprehensive income (loss)					63	63		63
Dividends to shareholders, $0.80 per share			(54)			(54)		(54)
Purchase of treasury stock				(52)		(52)		(52)
Reissuance of treasury stock		16	(4)	5		17		17
Balance, June 30, 2023	$1	$2,522	$8,483	$(1,803)	$(1,398)	$7,805	$90	$7,895

	Six months ended June 30, 2024 and 2023
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	$1	$2,544	$8,805	$(1,900)	$(369)	9,081	$90	$9,171
Change in equity of noncontrolling interest							(3)	(3)
Net income			413			413	3	416
Total other comprehensive income (loss)					349	349		349
Dividends to shareholders, $1.70 per share			(112)			(112)		(112)
Purchase of treasury stock				(19)		(19)		(19)
Reissuance of treasury stock		23	(30)	30		23		23
Balance, June 30, 2024	$1	$2,567	$9,076	$(1,889)	$(20)	$9,735	$90	$9,825

Balance, December 31, 2022	$1	$2,502	$8,169	$(1,720)	$(1,871)	7,081	$90	$7,171
Change in equity of noncontrolling interest							(3)	(3)
Net income			457			457	3	460
Total other comprehensive income (loss)					473	473		473
Dividends to shareholders, $1.60 per share			(107)			(107)		(107)
Purchase of treasury stock				(119)		(119)		(119)
Reissuance of treasury stock		20	(36)	36		20		20
Balance, June 30, 2023	$1	$2,522	$8,483	$(1,803)	$(1,398)	$7,805	$90	$7,895

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six months ended June 30,
	2024	2023

Net cash provided by operating activities	$6,703	$1,818
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	14,601	3,420
Purchases of fixed maturity securities available-for-sale	(22,247)	(5,999)
Maturities of fixed maturity securities available-for-sale	843	454
Sales of equity securities	4	1
Purchases of equity securities	(11)	(4)
Principal payments on mortgage loans	290	167
Cash invested in mortgage loans	(630)	(640)
Deposits in (withdrawals from) funds withheld at interest	175	195
Sales of limited partnerships and real estate joint ventures	118	231
Purchases of limited partnerships and real estate joint ventures	(254)	(295)
Sales of short-term investments	253	214
Purchases of short-term investments	(458)	(332)
Maturities of short-term investments	115	51
Change in other invested assets	9	32
Other, net	16	17
Net cash used in investing activities	(7,176)	(2,488)
Cash flows from financing activities
Dividends to shareholders	(112)	(107)
Proceeds from long-term debt issuance, net	640	890
Principal payments of long-term debt	(2)	(2)
Purchase of treasury stock	(19)	(119)
Change in cash collateral for derivatives and other arrangements	33	(24)
Change in deposit asset on reinsurance	151	24
Deposits on investment-type policies and contracts	4,120	1,449
Withdrawals on investment-type policies and contracts	(2,586)	(1,743)
Net cash provided by financing activities	2,225	368
Effect of exchange rate changes on cash	(126)	(27)
Change in cash and cash equivalents	1,626	(329)
Cash and cash equivalents, beginning of period	2,970	2,927
Cash and cash equivalents, end of period	$4,596	$2,598
Supplemental disclosures of cash flow information
Interest paid	$103	$97
Income taxes paid, net of refunds	$41	$161
Non-cash investing activities
Transfer of invested assets	$6,165	$698
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
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024 (the “2023 Annual Report”).
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
NOTE 2 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Earnings:
Net income (numerator for basic and diluted calculations)	$204	$207	$416	$460
Less: Net income attributable to noncontrolling interest	1	2	3	3
Net income available to RGA, Inc. shareholders	$203	$205	$413	$457
Shares:
Weighted average outstanding shares (denominator for basic calculation)	66	67	66	67
Equivalent shares from outstanding stock awards	1	1	1	1
Diluted shares (denominator for diluted calculation)	67	68	67	68
Earnings per share:
Basic	$3.07	$3.09	$6.28	$6.86
Diluted	$3.03	$3.05	$6.19	$6.77
The calculation of common equivalent shares does not include the impact of stock awards with a conversion price that exceeds the average stock price for the earnings period as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance share awards as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period.
NOTE 3 EQUITY
Common stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2023	85,310,598	19,689,885	65,620,713
Common stock acquired	—	—	—
Equity based compensation (1)	—	(203,683)	203,683
Balance, June 30, 2024	85,310,598	19,486,202	65,824,396

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2022	85,310,598	18,634,390	66,676,208
Common stock acquired	—	722,774	(722,774)
Equity based compensation (1)	—	(258,365)	258,365
Balance, June 30, 2023	85,310,598	19,098,799	66,211,799
(1)Represents net shares issued from treasury pursuant to the Company’s equity based compensation programs.
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
On January 23, 2024, the Company’s board of directors authorized a share repurchase program for up to $500 million of its outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the six months ended June 30, 2024, the Company did not repurchase any shares of common stock under this program.
Noncontrolling Interest
In 2022, Papara Financing LLC (“Papara”), a subsidiary of RGA Reinsurance Company, issued nonconvertible preferred interests to an unaffiliated third party. The membership interests in Papara consist of (1) common interests, which are held by RGA Reinsurance Company, and (2) preferred interests. The preferred interests, included in noncontrolling interest, total $90 million.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2024 and 2023 are as follows (dollars in millions):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2023	$69	$(3,668)	$(29)	$3,256	$3	$(369)
Other comprehensive income (loss) before reclassifications	39	(1,625)	—	1,737	4	155
Amounts reclassified to (from) AOCI	—	304	—	—	—	304
Deferred income tax benefit (expense)	(21)	294	—	(382)	(1)	(110)
Balance, June 30, 2024	$87	$(4,695)	$(29)	$4,611	$6	$(20)

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2022	$(116)	$(5,496)	$(27)	$3,755	$13	$(1,871)
Other comprehensive income (loss) before reclassifications	169	687	11	(377)	—	490
Amounts reclassified to (from) AOCI	—	99	—	—	—	99
Deferred income tax benefit (expense)	(27)	(169)	(2)	82	—	(116)
Balance, June 30, 2023	$26	$(4,879)	$(18)	$3,460	$13	$(1,398)
(1)Includes cash flow hedges of $(413) and $(218) as of June 30, 2024 and December 31, 2023, respectively, and $(228) and $(205) as of June 30, 2023 and December 31, 2022, respectively. See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,		Affected Line Item in Statements of Income
Details about AOCI Components	2024	2023	2024	2023
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(170)	$(9)	$(288)	$(96)	Investment related gains (losses), net
Cash flow hedges – Interest rate	3	2	6	4	(1)
Cash flow hedges – Currency/Interest rate	(14)	(4)	(22)	(7)	(1)
Total	(181)	(11)	(304)	(99)
Provision for income taxes	37	5	61	23
Net unrealized gains (losses), net of tax	$(144)	$(6)	$(243)	$(76)
Amortization of defined benefit plan items:
Prior service cost (credit)	$1	$1	$1	$1	(2)
Actuarial gains (losses)	—	—	(1)	(1)	(2)
Total	1	1	—	—
Provision for income taxes	—	—	—	—
Amortization of defined benefit plans, net of tax	$1	$1	$—	$—

Total reclassifications for the period	$(143)	$(5)	$(243)	$(76)
(1)See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.
(2)This AOCI component is included in the computation of the net periodic pension cost. See Note 14 – “Employee Benefit Plans” for additional details.
Equity Based Compensation
Equity compensation expense was $26 million and $22 million for the six months ended June 30, 2024 and 2023, respectively. In the first quarter of 2024, the Company granted 106,233 stock appreciation rights at $185.28 weighted average exercise price per share, 116,883 performance shares and 81,527 restricted stock units to employees. As of June 30, 2024, 1,346,614 share awards at a weighted average strike price per share of $119.60 were vested and exercisable with a remaining weighted average exercise period of 4.4 years. As of June 30, 2024, the total compensation cost of non-vested awards not yet recognized in the financial statements was $53 million. It is estimated that these costs will vest over a weighted average period of 0.9 years.
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
The following tables provide the balances of and changes in the Company’s liability for future policy benefits for long-duration reinsurance contracts for its Traditional business, which primarily consists of individual life, group life and critical illness reinsurance for the six months ended June 30, 2024 and 2023 (dollars in millions):

For the six months ended June 30, 2024:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$76,943	$22,689	$15,328	$42,741
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(398)	112	254	173
Adjusted balance, beginning of year	76,545	22,801	15,582	42,914
Issuances (1)	1,599	267	521	1,959
Interest accrual (2)	1,730	376	256	548
Net premiums collected (3)	(2,621)	(494)	(732)	(1,086)
Derecognition (4)	(1,000)	—	—	—
Foreign currency translation	(4)	(728)	(114)	(1,598)
Ending balance at original discount rate	76,249	22,222	15,513	42,737
Effect of changes in discount rate assumptions	(7,979)	(4,753)	(2,923)	(12,596)
Balance, end of period	$68,270	$17,469	$12,590	$30,141

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$89,036	$26,275	$16,756	$47,370
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(501)	106	259	144
Adjusted balance, beginning of year	88,535	26,381	17,015	47,514
Issuances (1)	1,599	268	523	1,959
Interest accrual (2)	2,015	483	277	628
Benefit payments (5)	(2,973)	(523)	(757)	(979)
Derecognition (4)	(1,008)	—	—	—
Foreign currency translation	(4)	(853)	(136)	(1,683)
Ending balance at original discount rate	88,164	25,756	16,922	47,439
Effect of changes in discount rate assumptions	(9,988)	(4,125)	(3,208)	(14,728)
Balance, end of period	$78,176	$21,631	$13,714	$32,711

Liability for future policy benefits	$9,906	$4,162	$1,124	$2,570
Less: reinsurance recoverable	(741)	(280)	(33)	(108)
Net liability for future policy benefits	$9,165	$3,882	$1,091	$2,462

Weighted average duration of the liability (in years)	12	15	8	15
Weighted average interest accretion rate	4.6%	3.6%	3.3%	2.6%
Weighted average current discount rate	5.6%	5.0%	5.7%	4.8%
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

For the six months ended June 30, 2023:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$74,207	$21,330	$14,244	$40,506
Effect of changes in cash flow assumptions	—	—	—	(8)
Effect of actual variances from expected experience	(83)	347	(51)	50
Adjusted balance, beginning of year	74,124	21,677	14,193	40,548
Issuances (1)	1,653	240	610	1,264
Interest accrual (2)	1,710	370	243	515
Net premiums collected (3)	(2,534)	(466)	(696)	(997)
Derecognition (4)	(35)	—	—	—
Foreign currency translation	3	498	445	(914)
Ending balance at original discount rate	74,921	22,319	14,795	40,416
Effect of changes in discount rate assumptions	(5,424)	(4,436)	(3,427)	(10,296)
Balance, end of period	$69,497	$17,883	$11,368	$30,120

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$85,285	$24,655	$15,454	$44,785
Effect of changes in cash flow assumptions	—	—	—	(8)
Effect of actual variances from expected experience	(49)	347	(44)	27
Adjusted balance, beginning of year	85,236	25,002	15,410	44,804
Issuances (1)	1,653	240	610	1,264
Interest accrual (2)	1,972	474	259	588
Benefit payments (5)	(2,801)	(507)	(682)	(894)
Derecognition (4)	(54)	—	—	—
Foreign currency translation	4	580	488	(979)
Ending balance at original discount rate	86,010	25,789	16,085	44,783
Effect of changes in discount rate assumptions	(6,721)	(3,626)	(3,669)	(12,197)
Balance, end of period	$79,289	$22,163	$12,416	$32,586

Liability for future policy benefits	$9,792	$4,280	$1,048	$2,466
Less: reinsurance recoverable	(407)	(285)	(36)	(99)
Net liability for future policy benefits	$9,385	$3,995	$1,012	$2,367

Weighted average duration of the liability (in years)	12	15	8	17
Weighted average interest accretion rate	4.7%	3.6%	3.4%	2.6%
Weighted average current discount rate	5.1%	4.6%	6.1%	4.2%
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
The Company’s Traditional business actual-to-expected variances and the effects of changes in cash flow and discount rate assumptions for the six months ended June 30, 2024 and 2023 are summarized in the tables below:

For the six months ended June 30, 2024:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$11.9 billion	None	$(103) million	$(863) million
			0.9% decrease	7.1% decrease
Canada – Traditional	$3.5 billion	None	$(6) million	$(243) million
			0.2% decrease	6.8% decrease
Europe, Middle East and Africa – Traditional	$1.4 billion	None	$5 million	$(66) million
			0.4% increase	4.6% decrease
Asia Pacific – Traditional	$4.7 billion	None	$(29) million	$(167) million
			0.6% decrease	3.6% decrease

For the six months ended June 30, 2023:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$11.1 billion	None	$34 million	$307 million
			0.3% increase	2.8% increase
Canada – Traditional	$3.5 billion	None	$—	$184 million
			None	5.5% increase
Europe, Middle East and Africa – Traditional	$1.3 billion	None	$7 million	$(73) million
			0.6% increase	6.0% decrease
Asia Pacific – Traditional	$4.4 billion	None	$(23) million	$30 million
			0.5% decrease	0.7% increase
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
The following tables provide the balances of and changes in the Company’s liability for future policy benefits, including the deferred profit liability related to the longevity business, for its Financial Solutions business, which primarily consists of longevity reinsurance, asset-intensive products, primarily annuities and financial reinsurance for the six months ended June 30, 2024 and 2023 (dollars in millions):

For the six months ended June 30, 2024:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,455	$3,184	$54,832	$2,057
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(3)	(6)	897	(38)
Adjusted balance, beginning of year	1,452	3,178	55,729	2,019
Issuances (1)	2,175	4,975	8,901	5,497
Interest accrual (2)	22	61	864	12
Net premiums collected (3)	(2,246)	(4,182)	(2,839)	(5,755)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(100)	(736)	(249)
Ending balance at original discount rate	1,403	3,932	61,919	1,524
Effect of changes in discount rate assumptions	(262)	(311)	(9,325)	(150)
Balance, end of period	$1,141	$3,621	$52,594	$1,374

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$6,843	$3,210	$60,938	$8,019
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(6)	(6)	901	(39)
Adjusted balance, beginning of year	6,837	3,204	61,839	7,980
Issuances (1)	2,305	4,983	8,901	5,646
Interest accrual (2)	176	103	972	71
Benefit payments (5)	(322)	(195)	(2,350)	(193)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(92)	(787)	(1,304)
Ending balance at original discount rate	8,996	8,003	68,575	12,200
Effect of changes in discount rate assumptions	(616)	(231)	(10,267)	(1,029)
Balance, end of period	$8,380	$7,772	$58,308	$11,171

Cumulative amount of fair value hedging adjustments	$(2)	$—	$—	$—

Liability for future policy benefits	$7,237	$4,151	$5,714	$9,797
Less: reinsurance recoverable	(849)	—	—	—
Net liability for future policy benefits	$6,388	$4,151	$5,714	$9,797

Weighted average duration of the liability (in years)	8	13	10	15
Weighted average interest accretion rate	3.8%	3.6%	3.0%	1.4%
Weighted average current discount rate	5.5%	4.9%	5.2%	2.4%
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

For the six months ended June 30, 2023:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,671	$3,394	$38,782	$1,605
Effect of changes in cash flow assumptions	—	—	1	—
Effect of actual variances from expected experience	(18)	(3)	200	(3)
Adjusted balance, beginning of year	1,653	3,391	38,983	1,602
Issuances (1)	146	—	4,929	2,163
Interest accrual (2)	26	54	428	12
Net premiums collected (3)	(225)	(168)	(2,186)	(1,528)
Derecognition (4)	—	—	—	—
Foreign currency translation	1	77	1,673	(164)
Ending balance at original discount rate	1,601	3,354	43,827	2,085
Effect of changes in discount rate assumptions	(255)	(356)	(10,656)	82
Balance, end of period	$1,346	$2,998	$33,171	$2,167

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$5,823	$3,447	$44,330	$6,561
Effect of changes in cash flow assumptions	—	—	1	—
Effect of actual variances from expected experience	(23)	(10)	186	(4)
Adjusted balance, beginning of year	5,800	3,437	44,517	6,557
Issuances (1)	154	—	4,929	2,209
Interest accrual (2)	114	55	508	39
Benefit payments (5)	(270)	(166)	(1,782)	(132)
Derecognition (4)	—	—	—	—
Foreign currency translation	(16)	79	1,938	(686)
Ending balance at original discount rate	5,782	3,405	50,110	7,987
Effect of changes in discount rate assumptions	(551)	(354)	(11,829)	(209)
Balance, end of period	$5,231	$3,051	$38,281	$7,778

Liability for future policy benefits	$3,885	$53	$5,110	$5,611
Less: reinsurance recoverable	—	—	—	—
Net liability for future policy benefits	$3,885	$53	$5,110	$5,611

Weighted average duration of the liability (in years)	8	7	9	16
Weighted average interest accretion rate	3.6%	3.2%	2.1%	1.2%
Weighted average current discount rate	5.2%	4.8%	5.5%	1.6%
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
The Company’s Financial Solutions business actual-to-expected variances (including the effects of model updates) and the effects of changes in cash flow and discount rate assumptions for the six months ended June 30, 2024 and 2023 are summarized in the tables below:

For the six months ended June 30, 2024:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$7.6 billion	None	$(3) million	$(194) million
			0.1% decrease	3.6% decrease
Canada – Financial Solutions	$4.1 billion	None	$—	$77 million
			None	296.2% increase (1)
Europe, Middle East and Africa – Financial Solutions	$6.7 billion	None	$4 million	$(289) million
			0.1% increase	4.7% decrease
Asia Pacific – Financial Solutions	$10.7 billion	None	$(1) million	$(107) million
			None	1.8% decrease
(1)Increase compared to prior year was related to a significant transaction executed during the three months ended June 30, 2024.

For the six months ended June 30, 2023:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$4.2 billion	None	$(5) million	$37 million
			0.1% decrease	0.9% increase
Canada – Financial Solutions	$51 million	None	$(7) million	$1 million
			13.2% decrease	2% increase
Europe, Middle East and Africa – Financial Solutions	$6.3 billion	None	$(14) million	$(259) million
			0.3% decrease	4.63% decrease
Asia Pacific – Financial Solutions	$5.9 billion	None	$(1) million	$169 million
			None	2.7% increase
Reconciliation and Other Disclosures
The reconciliation of the rollforward of the liability for future policy benefits to the condensed consolidated balance sheets as of June 30, 2024 and 2023 is as follows (dollars in millions):

	June 30,
	2024	2023
Liability for future policy benefits included in the rollforwards:
Traditional:
U.S. and Latin America	$9,906	$9,792
Canada	4,162	4,280
Europe, Middle East and Africa	1,124	1,048
Asia Pacific	2,570	2,466
Financial Solutions:
U.S. and Latin America	7,237	3,885
Canada	4,151	53
Europe, Middle East and Africa	5,714	5,110
Asia Pacific	9,797	5,611
Other long-duration contracts	125	187
Claims liability and incurred but not reported claims	5,527	5,289
Unearned revenue liability	466	518
Total liability for future policy benefits	$50,779	$38,239

The amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for the liability for future policy benefits included in the rollforwards as of June 30, 2024 and 2023 is as follows (dollars in millions):

	June 30,
	2024		2023
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future gross premiums
Traditional:
U.S. and Latin America	$177,026	$80,236	$172,520	$81,058
Canada	54,822	21,578	55,059	22,193
Europe, Middle East and Africa	26,345	14,357	25,185	13,178
Asia Pacific	96,035	38,402	91,057	38,197
Financial Solutions:
U.S. and Latin America	2,865	1,774	3,062	1,912
Canada	6,341	4,002	4,749	3,141
Europe, Middle East and Africa	111,756	57,128	67,116	36,502
Asia Pacific	3,578	2,660	3,939	3,257

Expected future benefit payments
Traditional:
U.S. and Latin America	$185,828	$78,176	$181,424	$79,289
Canada	56,587	21,631	58,011	22,163
Europe, Middle East and Africa	26,138	13,714	24,714	12,416
Asia Pacific	92,090	32,711	87,425	32,586
Financial Solutions:
U.S. and Latin America	14,431	8,380	9,066	5,231
Canada	17,846	7,772	4,608	3,051
Europe, Middle East and Africa	114,188	58,308	70,992	38,281
Asia Pacific	17,653	11,171	10,844	7,778
The amount of gross premiums and interest expense recognized in the condensed consolidated statements of income for the liability for future policy benefits included in the rollforwards for the six months ended June 30, 2024 and 2023 is as follows (dollars in millions):

	Gross Premiums		Interest Expense
	June 30,		June 30,
	2024	2023	2024	2023
Traditional:
U.S. and Latin America	$3,061	$2,935	$285	$262
Canada	553	535	107	104
Europe, Middle East and Africa	732	697	21	16
Asia Pacific	1,381	1,257	80	73
Financial Solutions:
U.S. and Latin America	2,212	166	154	88
Canada	71	46	42	1
Europe, Middle East and Africa	429	335	108	80
Asia Pacific	96	108	59	27
Total	$8,535	$6,079	$856	$651
During the six months ended June 30, 2024 and 2023, no material charges were incurred resulting from net premiums exceeding gross premiums.

NOTE 5 POLICYHOLDER ACCOUNT BALANCES
Policyholder Account Balances
The following tables provide the balances of and changes in the Company’s liability for its policyholder account balances, reflected in interest-sensitive contract liabilities, for the six months ended June 30, 2024 and 2023 (dollars in millions):

For the six months ended June 30, 2024:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,612	$17,838	$3,990
Deposits	5	59	585
Policy charges	(15)	(40)	(74)
Surrenders and withdrawals	(4)	(1,137)	(510)
Benefit payments	(51)	(252)	(292)
Interest credited	34	289	52
Foreign currency translation	—	—	(17)
Balance, end of period	$1,581	$16,757	$3,734
Less: reinsurance recoverable	—	(2,913)	—
Balance, end of period, after reinsurance	$1,581	$13,844	$3,734

Weighted average crediting rate	4.4%	3.4%	3.2%
Net amount at risk (1)	$621	$6,849	$7
Cash surrender value	$1,575	$16,644	$3,269

For the six months ended June 30, 2023:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,683	$18,906	$3,351
Deposits	6	66	605
Policy charges	(15)	(17)	(1)
Surrenders and withdrawals	(8)	(1,046)	(50)
Benefit payments	(60)	(238)	(43)
Interest credited	33	283	53
Foreign currency translation	—	—	(17)
Balance, end of period	$1,639	$17,954	$3,898
Less: reinsurance recoverable	—	(1,519)	—
Balance, end of period, after reinsurance	$1,639	$16,435	$3,898

Weighted average crediting rate	4.0%	3.3%	2.9%
Net amount at risk (1)	$686	$2,439	$—
Cash surrender value	$1,624	$17,907	$3,695
(1)    Net amount at risk is defined as the guaranteed amount less the account value as of the balance sheet date. The balance represents the amount of the claim the Company would incur if death claims were filed on all contracts on the balance sheet date.
Information regarding the Company’s policyholder account balances as of June 30, 2024 and 2023 is as follows (dollars in millions):

	June 30,
	2024	2023
Policyholder account balances included in the rollforwards:
Traditional:
U.S. and Latin America	$1,581	$1,639
Financial Solutions:
U.S. and Latin America	16,757	17,954
Asia Pacific	3,734	3,898
Other policyholder account balances
U.S. and Latin America – Financial Solutions	46	52
Total policyholder account balances	$22,118	$23,543

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums as of June 30, 2024 and 2023 is as follows (dollars in millions):

	June 30, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	—	—	—	—	—	—
	3.00 – 3.99%	—	—	—	—	—	—
	4.00% and Greater	496	103	982	—	—	1,581
	Total	$496	$103	$982	$—	$—	$1,581

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,414	14	11	37	30	1,506
	2.00 – 2.99%	1,367	15	35	560	164	2,141
	3.00 – 3.99%	3,835	225	113	2	—	4,175
	4.00% and Greater	8,902	33	—	—	—	8,935
	Total	$15,518	$287	$159	$599	$194	$16,757

Asia Pacific – Financial Solutions	Less than 1.00%	$218	$—	$—	$—	$—	$218
	1.00 – 1.99%	564	—	—	—	—	564
	2.00 – 2.99%	602	—	—	—	—	602
	3.00 – 3.99%	1,144	—	—	—	—	1,144
	4.00% and Greater	1,206	—	—	—	—	1,206
	Total	$3,734	$—	$—	$—	$—	$3,734

	June 30, 2023
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	—	—	—	—	—	—
	3.00 – 3.99%	—	—	—	—	—	—
	4.00% and Greater	521	1,118	—	—	—	1,639
	Total	$521	$1,118	$—	$—	$—	$1,639

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,759	14	16	70	40	1,899
	2.00 – 2.99%	1,724	13	57	637	31	2,462
	3.00 – 3.99%	4,515	249	70	—	—	4,834
	4.00% and Greater	8,717	42	—	—	—	8,759
	Total	$16,715	$318	$143	$707	$71	$17,954

Asia Pacific – Financial Solutions	Less than 1.00%	$314	$—	$—	$—	$—	$314
	1.00 – 1.99%	757	—	—	—	—	757
	2.00 – 2.99%	694	—	—	—	—	694
	3.00 – 3.99%	1,160	—	—	—	—	1,160
	4.00% and Greater	973	—	—	—	—	973
	Total	$3,898	$—	$—	$—	$—	$3,898

NOTE 6     UNPAID CLAIMS AND CLAIM EXPENSE – SHORT-DURATION CONTRACTS
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims for short-duration contracts is reported in other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Six months ended June 30,
	2024	2023
Balance, beginning of year	$2,730	$2,480
Less: reinsurance recoverable	(80)	(57)
Net balance, beginning of year	2,650	2,423
Incurred:
Current year	771	789
Prior years	(55)	(55)
Total incurred	716	734
Payments:
Current year	(107)	(119)
Prior years	(532)	(539)
Total payments	(639)	(658)
Other changes:
Interest accretion	19	17
Foreign exchange adjustments	(46)	(7)
Total other changes	(27)	10

Net balance, end of period	2,700	2,509
Plus: reinsurance recoverable	69	70
Balance, end of period	$2,769	$2,579
Incurred claims associated with prior periods are primarily due to the development of claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

NOTE 7 MARKET RISK BENEFITS
The following table provides the balances of and changes in the Company’s market risk benefits for the six months ended June 30, 2024 and 2023 (dollars in millions):

	U.S. and Latin America – Financial Solutions
	Six months ended June 30,
	2024	2023
Balance, beginning of year	$249	$247
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	253	263
Interest accrual	6	6
Attributed fees collected	13	13
Benefit payments	—	(1)
Effect of changes in interest rates	(34)	(2)
Effect of changes in equity markets	(26)	(34)
Effect of changes in volatility	—	(7)
Other market impacts	(9)	(2)
Actual policyholder behavior different from expected behavior	7	9
Balance, end of period, before effect of changes in the instrument-specific credit risk	210	245
Effect of changes in the instrument-specific credit risk	(8)	(16)
Balance, end of period	202	229
Less: reinsurance recoverable	—	—
Balance, end of period, after reinsurance	$202	$229

Net amount at risk	$1,302	$1,411
Weighted average attained age of contract holders (in years)	71	71
The reconciliation of the rollforward for market risk benefits to the condensed consolidated balance sheets as of June 30, 2024 and 2023 is as follows (dollars in millions):

	June 30,			June 30,
	2024			2023
	Asset (1)	Liability	Net	Asset (1)	Liability	Net
U.S. and Latin America – Financial Solutions	$15	$217	$(202)	$6	$235	$(229)
Total market risk benefits	$15	$217	$(202)	$6	$235	$(229)
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
During the six months ended June 30, 2024 and 2023, there were no material changes made to the inputs in the market risk benefits calculations, and nonfinancial assumptions were unchanged.

NOTE 8 DEFERRED POLICY ACQUISITION COSTS
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Traditional business for the six months ended June 30, 2024 and 2023 (dollars in millions):

For the six months ended June 30, 2024:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,191	$173	$347	$1,098
Capitalization	156	4	35	80
Amortization expense	(78)	(6)	(23)	(29)
Foreign currency translation	—	(5)	(5)	(21)
Balance, end of period	$2,269	$166	$354	$1,128

For the six months ended June 30, 2023:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,087	$171	$294	$1,043
Capitalization	119	5	44	52
Amortization expense	(73)	(6)	(18)	(30)
Foreign currency translation	1	4	(2)	(15)
Balance, end of period	$2,134	$174	$318	$1,050
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Financial Solutions business for the six months ended June 30, 2024 and 2023 (dollars in millions):

For the six months ended June 30, 2024:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$552	$—	$—	$250
Capitalization	1	—	—	48
Amortization expense	(30)	—	—	(32)
Foreign currency translation	—	—	—	(1)
Balance, end of period	$523	$—	$—	$265

For the six months ended June 30, 2023:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$341	$—	$—	$188
Capitalization	—	—	—	116
Amortization expense	(21)	—	—	(15)
Foreign currency translation	—	—	—	(4)
Balance, end of period	$320	$—	$—	$285

The reconciliation of deferred policy acquisition costs to the condensed consolidated balance sheets as of June 30, 2024 and 2023 is as follows (dollars in millions):

	June 30,
	2024	2023
Deferred policy acquisition costs included in the rollforwards:
Traditional:
U.S. and Latin America	$2,269	$2,134
Canada	166	174
Europe, Middle East and Africa	354	318
Asia Pacific	1,128	1,050
Financial Solutions:
U.S. and Latin America	523	320
Canada	—	—
Europe, Middle East and Africa	—	—
Asia Pacific	265	285
Other long-duration business:
Corporate and Other	15	5
Total deferred policy acquisition costs	$4,720	$4,286
NOTE 9 REINSURANCE
Ceded Reinsurance
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance. At June 30, 2024 and December 31, 2023, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of June 30, 2024, all rated retrocession pool participants followed by the A.M. Best Company were rated “B++ (Good)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets have been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
During the fourth quarter of 2023, Ruby Reinsurance Company (Ruby Re), a Missouri-domiciled life reinsurance company to reinsure U.S. asset-intensive business was launched with the Company as a sponsor. The Company, which is not an investor in Ruby Re, does not consolidate the entity.
Two reinsurance companies, including Ruby Re, account for approximately 75% of reinsurance ceded receivables and other as of June 30, 2024.
As of June 30, 2024 and December 31, 2023, $6 million and $10 million of claims recoverable were in excess of 90 days past due, respectively. Also included in reinsurance ceded receivables and other is a deposit asset on reinsurance of $2.9 billion and $3.1 billion as of June 30, 2024 and December 31, 2023, respectively.
Funds Withheld
Certain of the Company’s retrocession agreements, including those with Ruby Re, are on a modco or funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and established a funds withheld liability. Net investment income related to the funds withheld assets are reported in other reinsurance expense, and net realized gains (losses) related to the assets are reported net of the amount that is passed on to the assuming company. The following assets were held in support of the Company’s funds withheld arrangements and are reported in the line items shown in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 (dollars in millions):

	June 30, 2024	December 31, 2023
Fixed maturity securities available-for-sale	$2,326	$2,442
Equity securities	2	2
Mortgage loans	429	451
Funds withheld at interest	1,496	1,545
Real estate joint ventures	35	35
Short-term investments and cash and cash equivalents	34	30
Accrued investment income	27	28
Net other assets	—	1
Net assets	$4,349	$4,534
Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. The Company had a $4,323 million and $4,483 million funds withheld payable as of June 30, 2024 and December 31, 2023, respectively, net of an embedded derivative asset of $206 million as of June 30, 2024 and December 31, 2023.
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
The following tables provide information relating to investments in fixed maturity securities by type as of June 30, 2024 and December 31, 2023 (dollars in millions):

June 30, 2024:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$50,053	$95	$516	$4,343	$46,131	65.4%
Canadian government	4,520	—	331	71	4,780	6.8
Japanese government	5,297	—	1	835	4,463	6.3
ABS	5,302	15	45	189	5,143	7.3
CMBS	2,242	1	19	140	2,120	3.0
RMBS	1,307	—	14	109	1,212	1.7
U.S. government	1,681	—	3	256	1,428	2.0
State and political subdivisions	1,188	—	4	150	1,042	1.6
Other foreign government	4,571	—	31	430	4,172	5.9
Total fixed maturity securities	$76,161	$111	$964	$6,523	$70,491	100.0%

December 31, 2023:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$42,014	$62	$554	$3,751	$38,755	64.1%
Canadian government	3,477	—	473	33	3,917	6.5
Japanese government	3,630	—	3	502	3,131	5.2
ABS	4,661	12	19	239	4,429	7.3
CMBS	1,969	1	7	202	1,773	2.9
RMBS	1,173	—	8	102	1,079	1.8
U.S. government	2,725	—	9	214	2,520	4.2
State and political subdivisions	1,236	—	7	129	1,114	1.8
Other foreign government	4,092	—	45	388	3,749	6.2
Total fixed maturity securities	$64,977	$75	$1,125	$5,560	$60,467	100.0%
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers, including certain agencies, greater than 10% of the Company’s equity are disclosed below, as of June 30, 2024 and December 31, 2023 (dollars in millions):

	June 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Japanese government	$5,297	$4,463	$3,630	$3,131
U.S. government	1,681	1,428	2,725	2,520
Canadian province of Quebec	1,571	1,744	1,467	1,748
Canadian province of Ontario	1,157	1,225	1,019	1,125
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of June 30, 2024, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,347	$1,351
Due after one year through five years	11,719	11,557
Due after five years through ten years	12,784	12,221
Due after ten years	41,460	36,887
Structured securities	8,851	8,475
Total	$76,161	$70,491
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of June 30, 2024 and December 31, 2023 (dollars in millions):

June 30, 2024:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$16,448	$15,090	32.7%
Industrial	26,154	24,306	52.7
Utility	7,451	6,735	14.6
Total	$50,053	$46,131	100.0%

December 31, 2023:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$15,052	$13,789	35.6%
Industrial	21,413	19,935	51.4
Utility	5,549	5,031	13.0
Total	$42,014	$38,755	100.0%
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

The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Corporate	ABS	CMBS	Total
For the three months ended June 30, 2024:
Balance, beginning of period	$79	$15	$1	$95
Credit losses recognized on securities for which credit losses were not previously recorded	2	—	—	2
Reductions for securities sold during the period	(1)	—	—	(1)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	14	—	—	14
Write-offs charged against the allowance	1	—	—	1
Balance, end of period	$95	$15	$1	$111
For the three months ended June 30, 2023:
Balance, beginning of period	$69	$10	$—	$79
Credit losses recognized on securities for which credit losses were not previously recorded	1	—	1	2
Reductions for securities sold during the period	(7)	—	—	(7)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(1)	2	—	1
Write-offs charged against the allowance	—	—	—	—
Balance, end of period	$62	$12	$1	$75

	Corporate	ABS	CMBS	Total
For the six months ended June 30, 2024:
Balance, beginning of period	$62	$12	$1	$75
Credit losses recognized on securities for which credit losses were not previously recorded	32	—	—	32
Reductions for securities sold during the period	(9)	—	—	(9)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	9	3	—	12
Write-offs charged against the allowance	1	—	—	1
Balance, end of period	$95	$15	$1	$111
For the six months ended June 30, 2023:
Balance, beginning of period	$27	$10	$—	$37
Credit losses recognized on securities for which credit losses were not previously recorded	44	—	1	45
Reductions for securities sold during the period	(10)	—	—	(10)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	1	2	—	3
Write-offs charged against the allowance	—	—	—	—
Balance, end of period	$62	$12	$1	$75
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
The following tables present the estimated fair value and gross unrealized losses for the 6,778 and 5,788 fixed maturity securities for which both the estimated fair value had declined and remained below amortized cost and an allowance for credit loss has not been recorded as of June 30, 2024 and December 31, 2023 (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
June 30, 2024:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$8,885	$217	$22,555	$4,043	$31,440	$4,260
Canadian government	404	15	449	56	853	71
Japanese government	2,293	187	2,136	648	4,429	835
ABS	794	8	2,310	175	3,104	183
CMBS	270	2	1,225	129	1,495	131
RMBS	137	1	721	108	858	109
U.S. government	422	4	736	252	1,158	256
State and political subdivisions	114	4	785	146	899	150
Other foreign government	726	11	2,110	362	2,836	373
Total investment grade securities	14,045	449	33,027	5,919	47,072	6,368
Below investment grade securities:
Corporate	$352	$8	$476	$68	$828	$76
ABS	9	1	44	5	53	6
CMBS	—	—	—	—	—	—
Other foreign government	—	—	194	57	194	57
Total below investment grade securities	361	9	714	130	1,075	139
Total fixed maturity securities	$14,406	$458	$33,741	$6,049	$48,147	$6,507

	Less than 12 months		12 months or greater		Total
December 31, 2023:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$2,134	$70	$24,207	$3,524	$26,341	$3,594
Canadian government	—	—	459	33	459	33
Japanese government	876	50	2,193	452	3,069	502
ABS	336	5	3,025	223	3,361	228
CMBS	160	5	1,328	190	1,488	195
RMBS	115	3	681	99	796	102
U.S. government	614	10	717	204	1,331	214
State and political subdivisions	73	1	864	128	937	129
Other foreign government	254	3	2,290	333	2,544	336
Total investment grade securities	4,562	147	35,764	5,186	40,326	5,333
Below investment grade securities:
Corporate	295	36	649	121	944	157
ABS	—	—	68	10	68	10
CMBS	—	—	4	1	4	1
Other foreign government	—	—	193	52	193	52
Total below investment grade securities	295	36	914	184	1,209	220
Total fixed maturity securities	$4,857	$183	$36,678	$5,370	$41,535	$5,553
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

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Fixed maturity securities available-for-sale	$881	$683	$1,641	$1,328
Equity securities	1	1	3	3
Mortgage loans	97	80	187	154
Policy loans	14	13	28	26
Funds withheld at interest	76	80	165	152
Limited partnerships and real estate joint ventures	21	19	28	73
Short-term investments and cash and cash equivalents	44	22	78	43
Other invested assets	(3)	3	1	12
Investment income	1,131	901	2,131	1,791
Investment expense	(49)	(44)	(88)	(78)
Net investment income	$1,082	$857	$2,043	$1,713
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$(16)	$4	$(36)	$(38)
Impairments on fixed maturity securities	(1)	—	(1)	(1)
Realized gains on investment activity	68	11	100	42
Realized losses on investment activity	(230)	(37)	(364)	(112)
Net gains (losses) on equity securities	(5)	(4)	(1)	(2)
Change in mortgage loan allowance for credit losses	2	(9)	(8)	(6)
Limited partnerships and real estate joint venture impairment losses	—	—	(8)	—
Change in fair value of certain limited partnership investments	—	10	1	7
Net losses on freestanding derivatives	(119)	(93)	(218)	(124)
Net gains (losses) on embedded derivatives	26	(20)	103	17
Other, net	4	15	12	17
Total investment related gains (losses), net	$(271)	$(123)	$(420)	$(200)
Collateral Arrangements
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of invested assets as collateral. Pledged invested assets are included in the condensed consolidated balance sheets. Invested assets received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of June 30, 2024 and December 31, 2023, none of the collateral received had been sold or repledged.
The Company also holds invested assets on deposit to meet regulatory requirements and holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties.
The following table includes invested assets on deposit, invested assets pledged and received as collateral, assets in trust held to satisfy collateral requirements and FHLB common stock restricted as to sale as of June 30, 2024 and December 31, 2023 (dollars in millions):

	June 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Invested assets on deposit (regulatory deposits)	$12	$9	$12	$9
Invested assets pledged as collateral	1,108	960	572	517
Invested assets received as collateral	n/a	2,040	n/a	1,827
Assets in trust held to satisfy collateral requirements	42,810	39,907	32,758	30,359
FHLB common stock restricted as to sale	73	73	63	63

Securities Lending and Repurchase/Reverse Repurchase Agreements
The following table provides the estimated fair value of securities relating to securities lending and repurchase/reverse repurchase agreements as of June 30, 2024 and December 31, 2023 (dollars in millions):

	June 30, 2024			December 31, 2023
	Securities Loaned, Pledged, or Sold (1)	Securities Borrowed or Collateral Received from Counterparties (2)	Cash Collateral Received from Counterparties (3)	Securities Loaned, Pledged, or Sold (1)	Securities Borrowed or Collateral Received from Counterparties (2)	Cash Collateral Received from Counterparties (3)
Securities lending transactions	$1,040	$1,315	$—	$732	$1,013	$—
Repurchase/reverse repurchase transactions	1,683	713	858	1,333	517	820
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
The following tables present the estimated fair value of securities by the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of June 30, 2024 and December 31, 2023 (dollars in millions):

	June 30, 2024					December 31, 2023
	Remaining Contractual Maturity of the Agreements					Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$75	$134	$190	$399	$—	$—	$94	$41	$135
Japanese government	—	—	295	226	521	—	88	—	480	568
ABS	—	—	—	24	24	—	—	—	—	—
CMBS	—	—	—	47	47	—	—	—	—	—
RMBS	—	—	—	14	14	—	—	—	—	—
U.S. government	—	—	—	9	9	—	—	—	—	—
State and political subdivisions	—	—	—	6	6	—	—	—	11	11
Other foreign government	—	—	11	9	20	—	—	13	5	18
Total	—	75	440	525	1,040	—	88	107	537	732
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	513	513	—	—	—	553	553
Japanese government	—	—	—	376	376	—	—	—	158	158
ABS	—	—	—	318	318	—	—	—	229	229
CMBS	—	—	—	266	266	—	—	—	221	221
RMBS	—	—	—	51	51	—	—	—	52	52
U.S. government	—	—	—	60	60	—	—	—	14	14
Other foreign government	—	—	—	99	99	—	—	—	106	106
Total	—	—	—	1,683	1,683	—	—	—	1,333	1,333
Total transactions	$—	$75	$440	$2,208	$2,723	$—	$88	$107	$1,870	$2,065

Mortgage Loans
As of June 30, 2024, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (13.1%), Texas (9.6%) and Washington (6.7%), in addition to loans secured by properties in Canada (7.6%) and the United Kingdom (2.5%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of June 30, 2024 and December 31, 2023 (dollars in millions):

	June 30, 2024		December 31, 2023
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office	$1,702	21.1%	$1,700	22.8%
Retail	2,670	33.1	2,437	32.7
Industrial	2,270	28.0	1,947	26.1
Apartment	980	12.1	913	12.2
Hotel	408	5.1	413	5.5
Other commercial	46	0.6	49	0.7
Recorded investment	8,076	100.0%	7,459	100.0%
Unamortized balance of loan origination fees and expenses	(17)		(15)
Allowance for credit losses	(75)		(67)
Total mortgage loans	$7,984		$7,377
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of June 30, 2024 and December 31, 2023 (dollars in millions):

	June 30, 2024		December 31, 2023
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$3,684	45.6%	$3,228	43.3%
Due after five years through ten years	3,494	43.3	3,334	44.7
Due after ten years	898	11.1	897	12.0
Total	$8,076	100.0%	$7,459	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of June 30, 2024 and December 31, 2023 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
June 30, 2024:
Loan-to-Value Ratio
0% – 59.99%	$4,190	$224	$84	$11	$4,509	55.8%
60% – 69.99%	1,979	220	35	44	2,278	28.2
70% – 79.99%	770	118	15	—	903	11.2
80% or greater	226	55	105	—	386	4.8
Total	$7,165	$617	$239	$55	$8,076	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2023:
Loan-to-Value Ratio
0% – 59.99%	$3,672	$272	$27	$46	$4,017	53.9%
60% – 69.99%	1,947	154	44	—	2,145	28.8
70% – 79.99%	843	52	34	—	929	12.4
80% or greater	198	70	100	—	368	4.9
Total	$6,660	$548	$205	$46	$7,459	100.0%

The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of June 30, 2024 and December 31, 2023 (dollars in millions):

	Recorded Investment
	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
June 30, 2024:
Internal credit quality grade:
High investment grade	$247	$472	$659	$619	$269	$2,194	$4,460
Investment grade	346	754	707	433	241	789	3,270
Average	—	12	—	—	18	252	282
Watch list	—	—	—	—	—	41	41
In or near default	—	—	—	—	—	23	23
Total	$593	$1,238	$1,366	$1,052	$528	$3,299	$8,076

	Recorded Investment
	Year of Origination
	2023	2022	2021	2020	2019	Prior	Total
December 31, 2023:
Internal credit quality grade:
High investment grade	$475	$635	$573	$304	$491	$1,734	$4,212
Investment grade	754	668	384	245	313	564	2,928
Average	12	—	—	18	63	203	296
Watch list	—	—	—	—	—	16	16
In or near default	—	—	—	—	—	7	7
Total	$1,241	$1,303	$957	$567	$867	$2,524	$7,459
The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of June 30, 2024 and December 31, 2023 (dollars in millions):

	June 30, 2024	December 31, 2023
Current	$8,019	$7,431
31 – 60 days past due	28	28
Greater than 90 days past due	29	—
Total	$8,076	$7,459
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$77	$48	$67	$51
Change in allowance for credit losses	(2)	9	8	6
Balance, end of period	$75	$57	$75	$57
During the six months ended June 30, 2024, the Company modified six mortgage loans for borrowers experiencing financial difficulty providing interest only payments and maturity extensions. The total recorded investment before allowance for credit losses for the modified loans were $47 million as of June 30, 2024. During the six months ended June 30, 2023, the Company modified two mortgage loans to interest only payments. The total recorded investment before allowance for credit losses for mortgage loans that were modified were $17 million as of June 30, 2023.
During the six months ended June 30, 2024, the Company converted three mortgage loans totaling $23 million to owned properties through deed in lieu of foreclosure. Additionally, the Company reclassified one property in the amount of $21 million, that was previously held for sale, to held for use. During the six months ended June 30, 2023, the Company converted two mortgage loans in the total amount of $36 million to owned properties as a result of foreclosures. The Company had two mortgage loans in the amount of $29 million and one mortgage loan in the amount of $7 million that were on nonaccrual status as of June 30, 2024 and 2023, respectively. The Company did not acquire any impaired mortgage loans during the six months ended June 30, 2024 and 2023.

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
Funds Withheld at Interest
As of June 30, 2024, $3.2 billion of the funds withheld at interest balance is primarily associated with two clients. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of June 30, 2024 and December 31, 2023 are as follows (dollars in millions):

	June 30, 2024	December 31, 2023
Limited partnerships – equity method	$956	$925
Limited partnerships – fair value	911	856
Limited partnerships – cost method	55	71
Real estate joint ventures	869	783
Total limited partnerships and real estate joint ventures	$2,791	$2,635
Other Invested Assets
Other invested assets include lifetime mortgages, derivative contracts and FHLB common stock. Other invested assets also includes real estate held for investment, which is included in “Other” in the table below. As of June 30, 2024 and December 31, 2023, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of June 30, 2024 and December 31, 2023 are as follows (dollars in millions):

	June 30, 2024	December 31, 2023
Lifetime mortgages	$951	$944
Derivatives	66	97
FHLB common stock	73	63
Other	58	67
Total other invested assets	$1,148	$1,171
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
Commonly used derivative instruments include, but are not necessarily limited to: interest rate swaps, interest rate options, total return swaps, interest rate futures, foreign currency swaps, foreign currency forwards, foreign currency options, equity options, equity futures, credit default swaps, consumer price index (“CPI”) swaps, forward bond purchase commitments, synthetic guaranteed investment contracts (“GICs”), other derivatives and embedded derivatives. For detailed information on these derivative instruments and the related strategies, see Note 12 – “Derivative Instruments” of the Company’s 2023 Annual Report.

Summary of Derivative Positions
Freestanding derivatives are included in other invested assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest or funds withheld payable, at fair value. Embedded derivative liabilities on indexed annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of June 30, 2024 and December 31, 2023 (dollars in millions):

		June 30, 2024			December 31, 2023
	Primary Underlying Risk	Notional	Carrying Value / Fair Value		Notional	Carrying Value / Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,719	$4	$15	$1,609	$4	$3
Interest rate options	Interest rate	4,435	3	—	5,555	7	—
Total return swaps	Interest rate	1,218	4	2	500	24	—
Interest rate futures	Interest rate	—	—	—	97	—	—
Foreign currency swaps	Foreign currency	150	45	—	150	27	—
Foreign currency forwards	Foreign currency	1,727	13	39	809	36	—
Foreign currency options	Foreign currency	350	—	—	—	—	—
Equity options	Equity	253	3	—	253	8	—
Equity futures	Equity	204	—	—	255	—	—
Credit default swaps	Credit	2,373	4	3	1,475	5	1
CPI swaps	CPI	433	7	2	468	11	3
Synthetic GICs	Interest rate	15,436	—	—	16,135	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	323	391	—	356	527
Indexed annuity products		—	—	386	—	—	415
Total non-designated derivatives		28,298	406	838	27,306	478	949
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate	3,238	4	112	1,770	9	86
Forward bond purchase commitments	Interest rate	1,048	1	128	1,076	11	80
Foreign currency swaps	Foreign currency	1,844	7	168	809	7	64
Foreign currency forwards	Foreign currency	1,317	11	1	1,143	5	17
Total hedging derivatives		7,447	23	409	4,798	32	247
Total derivatives		$35,745	$429	$1,247	$32,104	$510	$1,196

Fair Value Hedges
The Company designates and reports the following as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging: (i) certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets; and (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities. The gain or loss on the hedged item attributable to a change in interest rates or foreign currency and the offsetting gain or loss on the related interest rate or foreign currency swaps for the three and six months ended June 30, 2024 and 2023 are as follows (dollars in millions):

Derivative Type	Hedged Item	Investment Related Gains (Losses), Net		Claims and Other Policy Benefits		Interest Credited
		Derivatives	Hedged Items	Derivatives	Hedged Items	Derivatives	Hedged Items
For the three months ended June 30, 2024:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$3	$(4)	$—	$—	$—	$—
Interest rate swaps	Future policy benefits	—	—	(4)	2	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	(3)	1
For the three months ended June 30, 2023:
Foreign currency swaps	Foreign-denominated fixed maturity securities	—	—	—	—	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	—	—
For the six months ended June 30, 2024:
Foreign currency swaps	Foreign-denominated fixed maturity securities	2	(4)	—	—	—	—
Interest rate swaps	Future policy benefits	—	—	(4)	2	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	(5)	2
For the six months ended June 30, 2023:
Foreign currency swaps	Foreign-denominated fixed maturity securities	(3)	2	—	—	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	—	—
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges (dollars in millions):

Hedged Item	Carrying Amount of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets / (Liabilities)		Discontinued Fair Value Hedge Adjustments Included in the Cumulative Adjustments
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Foreign-denominated fixed maturity securities	$—	$89	n/a	n/a	n/a	n/a
Future policy benefits	(650)	—	2	—	16	—
Interest-sensitive contract liabilities	(916)	(25)	1	(1)	16	1
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
The following table presents the cash flow hedge components of AOCI, before income taxes, and where the gain or loss related to cash flow hedges is recognized on the condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Three months ended June 30,
	2024	2023
Balance, beginning of period	$(299)	$(198)
Gains (losses), net deferred in other comprehensive income (loss)	(125)	(32)
Amounts reclassified to net investment income	14	4
Amounts reclassified to interest expense	(3)	(2)
Balance, end of period	$(413)	$(228)

	Six months ended June 30,
	2024	2023
Balance, beginning of period	$(218)	$(205)
Gains (losses), net deferred in other comprehensive income (loss)	(211)	(26)
Amounts reclassified to net investment income	22	7
Amounts reclassified to interest expense	(6)	(4)
Balance, end of period	$(413)	$(228)
As of June 30, 2024, approximately $36 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to net investment income during the next twelve months. For the same time period, approximately $10 million of before-tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
		Net Investment Income	Interest Expense
For the three months ended June 30, 2024:
Interest rate	$(33)	$(3)	$3
Foreign currency	(92)	(11)	—
Total	$(125)	$(14)	$3
For the three months ended June 30, 2023:
Interest rate	$(8)	$—	$2
Foreign currency	(24)	(4)	—
Total	$(32)	$(4)	$2

For the six months ended June 30, 2024:
Interest rate	$(90)	$(6)	$6
Foreign currency	(121)	(16)	—
Total	$(211)	$(22)	$6
For the six months ended June 30, 2023:
Interest rate	$6	$—	$4
Foreign currency	(32)	(7)	—
Total	$(26)	$(7)	$4
For the three and six months ended June 30, 2024 and 2023, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	Three months ended June 30,		Six months ended June 30,
Derivative Type	2024	2023	2024	2023
Foreign currency swaps	$—	$—	$—	$—
Foreign currency forwards	11	(21)	36	(21)
Total	$11	$(21)	$36	$(21)
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $219 million and $183 million as of June 30, 2024 and December 31, 2023, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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

A summary of the effect of non-qualifying derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023 is as follows (dollars in millions):

		Gains (Losses) for the three months ended June 30,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2024	2023
Interest rate swaps	Investment related gains (losses), net	$(13)	$(30)
Interest rate options	Investment related gains (losses), net	—	(3)
Total return swaps	Investment related gains (losses), net	(11)	5
Interest rate futures	Investment related gains (losses), net	1	2
Foreign currency swaps	Investment related gains (losses), net	8	12
Foreign currency forwards	Investment related gains (losses), net	(98)	(74)
Foreign currency options	Investment related gains (losses), net	(3)	—
Equity options	Investment related gains (losses), net	(1)	(11)
Equity futures	Investment related gains (losses), net	(2)	(10)
Credit default swaps	Investment related gains (losses), net	2	10
CPI swaps	Investment related gains (losses), net	(1)	6
Subtotal		(118)	(93)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	26	(20)
Indexed annuity products	Interest credited	8	(5)
Total non-qualifying derivatives		$(84)	$(118)

		Gains (Losses) for the six months ended June 30,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2024	2023
Interest rate swaps	Investment related gains (losses), net	$(44)	$(10)
Interest rate options	Investment related gains (losses), net	(3)	(26)
Total return swaps	Investment related gains (losses), net	(7)	8
Interest rate futures	Investment related gains (losses), net	2	2
Foreign currency swaps	Investment related gains (losses), net	22	12
Foreign currency forwards	Investment related gains (losses), net	(162)	(93)
Foreign currency options	Investment related gains (losses), net	(3)	—
Equity options	Investment related gains (losses), net	(5)	(25)
Equity futures	Investment related gains (losses), net	(19)	(19)
Credit default swaps	Investment related gains (losses), net	4	21
CPI swaps	Investment related gains (losses), net	(1)	7
Subtotal		(216)	(123)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	103	17
Indexed annuity products	Interest credited	(12)	11
Total non-qualifying derivatives		$(125)	$(95)

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at June 30, 2024 and December 31, 2023 (dollars in millions):

	June 30, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
AAA/AA/A
Single name credit default swaps	$(2)	$410	18.0	$2	$420	18.1
BBB
Single name credit default swaps	4	145	2.6	4	165	2.8
Credit default swaps referencing indices	(1)	1,803	4.2	(1)	880	5.0
Subtotal	3	1,948	4.0	3	1,045	4.7
BB
Single name credit default swaps	—	5	2.0	(1)	10	2.2
B
Single name credit default swaps	—	10	1.7	—	—	0.0
Total	$1	$2,373	6.4	$4	$1,475	8.5
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
The following table provides information relating to the netting of the Company’s derivative instruments as of June 30, 2024 and December 31, 2023 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments / Collateral (1)	Net Amount
June 30, 2024:
Derivative assets	$106	$(40)	$66	$(66)	$—
Derivative liabilities	470	(40)	430	(430)	—
December 31, 2023:
Derivative assets	154	(57)	97	(97)	—
Derivative liabilities	254	(57)	197	(197)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of June 30, 2024, the Company had credit exposure of $14 million.
Derivatives may be exchange-traded or they may be privately negotiated contracts, which are referred to as over-the-counter (“OTC”) derivatives. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC cleared”) and others are bilateral contracts between two counterparties. Additionally, the Company is required to pledge initial margin for certain OTC-bilateral derivative transactions. The Company manages its credit risk related to OTC derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. The Company is only exposed to the default of the central clearing counterparties for OTC cleared derivatives, and these transactions require initial and daily variation margin collateral postings. Exchange-traded derivatives are settled on a daily basis, thereby reducing the credit risk exposure in the event of non-performance by counterparties to such financial instruments.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are summarized below (dollars in millions):

June 30, 2024:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$46,131	$—	$40,630	$5,501
Canadian government	4,780	—	4,780	—
Japanese government	4,463	—	4,463	—
ABS	5,143	—	3,679	1,464
CMBS	2,120	—	2,088	32
RMBS	1,212	—	1,211	1
U.S. government	1,428	1,337	85	6
State and political subdivisions	1,042	—	1,021	21
Other foreign government	4,172	—	4,141	31
Total fixed maturity securities available-for-sale	70,491	1,337	62,098	7,056
Equity securities	144	70	—	74
Funds withheld at interest – embedded derivatives	(274)	—	—	(274)
Funds withheld at interest	55	—	—	55
Cash equivalents	3,030	3,025	5	—
Short-term investments	304	129	160	15
Other invested assets:
Derivatives	66	—	66	—
Other	19	—	19	—
Total other invested assets	85	—	85	—
Total	$73,835	$4,561	$62,348	$6,926
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$386	$—	$—	$386
Funds withheld at interest – embedded derivatives	(206)	—	—	(206)
Derivatives – other liabilities	430	—	430	—
Total	$610	$—	$430	$180
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of June 30, 2024, the fair value of such investments was $911 million.

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

Quantitative Information Regarding Internally Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of June 30, 2024 and December 31, 2023 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Input	Range (Weighted Average)
	June 30, 2024	December 31, 2023			June 30, 2024	December 31, 2023
Assets:
Corporate	$117	$91	Market comparable securities	Liquidity premium	0-2% (1%)	0-2% (1%)
				EBITDA Multiple	6.7x-11.0x (9.0x)	6.0x-8.5x (7.1x)
ABS	288	268	Market comparable securities	Liquidity premium	0-9% (2%)	0-18% (2%)
U.S. government	6	7	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	33	31	Market comparable securities	Liquidity premium	4%	4%
				EBITDA Multiple	6.9x-12.4x (10.1x)	8.4x-12.3x (10.1x)
Funds withheld at interest – embedded derivatives	7	(50)	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (20%)	0-35% (18%)
				Withdrawal	0-10% (4%)	0-5% (4%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-4% (2%)	1-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	386	415	Discounted cash flow	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (19%)	0-35% (17%)
				Withdrawal	0-10% (4%)	0-5% (4%)
				Option budget projection	1-4% (2%)	1-4% (2%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended June 30, 2024:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$5,079	$33	$1,398	$27	$69	$—	$10	$(94)	$55	$(398)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	4	—	2	—	—	—	—	—	—	—
Investment related gains (losses), net	(24)	—	1	—	(4)	—	—	26	—	—
Interest credited	—	—	—	—	—	—	—	—	—	8
Included in other comprehensive income (loss)	(28)	(2)	2	—	—	—	—	—	—	—
Purchases (2)	764	—	142	—	9	—	7	—	—	(23)
Sales (2)	(63)	—	—	—	—	—	(1)	—	—	—
Settlements (2)	(232)	—	(99)	—	—	—	—	—	—	27
Transfers into Level 3	1	—	51	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	(1)	—	—	—
Fair value, end of period	$5,501	$31	$1,497	$27	$74	$—	$15	$(68)	$55	$(386)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$2	$—	$1	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(18)	—	—	—	(4)	—	—	26	—	—
Interest credited	—	—	—	—	—	—	—	—	—	18
Included in other comprehensive income (loss)	(27)	(2)	4	—	—	—	—	—	—	—
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

For the six months ended June 30, 2024:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$4,933	$35	$1,425	$26	$70	$—	$2	$(171)	$54	$(415)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	6	—	3	—	—	—	—	—	2	—
Investment related gains (losses), net	(48)	—	(1)	—	(7)	—	—	103	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(12)
Included in other comprehensive income (loss)	(17)	(4)	4	—	—	—	—	—	(1)	—
Purchases (2)	1,192	—	188	—	11	—	15	—	1	(11)
Sales (2)	(182)	—	(23)	—	—	—	(1)	—	—	—
Settlements (2)	(350)	—	(159)	(1)	—	—	—	—	(1)	52
Transfers into Level 3	1	—	81	2	—	—	—	—	—	—
Transfers out of Level 3	(34)	—	(21)	—	—	—	(1)	—	—	—
Fair value, end of period	$5,501	$31	$1,497	$27	$74	$—	$15	$(68)	$55	$(386)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$2	$—	$—	$—	$—	$—	$2	$—
Investment related gains (losses), net	(45)	—	(3)	—	(7)	—	—	103	—	—
Interest credited	—	—	—	—	—	—	—	—	—	64
Included in other comprehensive income (loss)	(15)	(4)	6	—	—	—	—	—	(1)	—
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

For the three months ended June 30, 2023:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$4,613	$37	$1,461	$28	$68	$1	$7	$29	$53	$(495)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	1	—	2	—	—	—	—	—	(1)	—
Investment related gains (losses), net	1	—	(2)	—	(2)	—	—	(20)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(5)
Included in other comprehensive income (loss)	(64)	(2)	11	1	—	—	—	—	2	—
Purchases (2)	192	—	17	—	6	—	—	—	1	9
Sales (2)	(32)	—	(4)	—	(4)	—	—	—	—	—
Settlements (2)	(59)	—	(60)	—	—	—	—	—	(2)	19
Transfers into Level 3	8	—	—	—	—	—	6	—	—	—
Transfers out of Level 3	(6)	—	(28)	—	—	(1)	(7)	—	—	—
Fair value, end of period	$4,654	$35	$1,397	$29	$68	$—	$6	$9	$53	$(472)
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

For the six months ended June 30, 2023:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$4,299	$35	$1,353	$35	$66	$—	$13	$(8)	$54	$(530)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	2	—	3	—	—	—	—	—	(3)	—
Investment related gains (losses), net	—	—	(1)	—	(2)	—	(1)	17	—	—
Interest credited	—	—	—	—	—	—	—	—	—	11
Included in other comprehensive income (loss)	(9)	—	44	—	—	—	—	—	3	—
Purchases (2)	510	—	115	—	8	1	1	—	1	10
Sales (2)	(32)	—	(4)	—	(4)	—	—	—	—	—
Settlements (2)	(118)	—	(122)	(1)	—	—	—	—	(2)	37
Transfers into Level 3	8	—	64	—	—	—	6	—	—	—
Transfers out of Level 3	(6)	—	(55)	(5)	—	(1)	(13)	—	—	—
Fair value, end of period	$4,654	$35	$1,397	$29	$68	$—	$6	$9	$53	$(472)
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
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. For the six months ended June 30, 2024 and 2023, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of June 30, 2024 and December 31, 2023 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2023 Annual Report. This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

June 30, 2024:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$7,984	$7,582	$—	$—	$7,582
Policy loans	1,171	1,171	—	1,171	—
Funds withheld at interest	5,776	5,386	—	—	5,386
Limited partnerships – cost method	55	58	—	—	58
Cash and cash equivalents	1,566	1,566	1,566	—	—
Short-term investments	31	31	31	—	—
Other invested assets	1,033	843	3	72	768
Accrued investment income	881	881	—	881	—
Liabilities:
Interest-sensitive contract liabilities (2)	$21,822	$21,366	$—	$—	$21,366
Funds withheld at interest	4,530	4,276	—	—	4,276
Long-term debt	5,067	4,865	—	—	4,865

December 31, 2023:
Assets:
Mortgage loans	$7,377	$6,975	$—	$—	$6,975
Policy loans	1,206	1,206	—	1,206	—
Funds withheld at interest	6,005	5,547	—	—	5,547
Limited partnerships – cost method	71	73	—	—	73
Cash and cash equivalents	1,635	1,635	1,635	—	—
Short-term investments	35	35	35	—	—
Other invested assets	1,019	841	4	63	774
Accrued investment income	759	759	—	759	—
Liabilities:
Interest-sensitive contract liabilities (2)	$21,797	$21,665	$—	$—	$21,665
Funds withheld at interest	4,689	4,400	—	—	4,400
Long-term debt	4,427	4,243	—	—	4,243
(1)Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
(2)Carrying values and estimated fair values presented herein include a reinsurance recoverable of $2.1 billion and $2.2 billion as of June 30, 2024 and December 31, 2023, respectively.
NOTE 13 INCOME TAX
The effective tax rate for the three and six months ending June 30, 2024, was 24.3% and 23.1% on pre-tax income. The tax rate was higher than the U.S. statutory rate primarily due to income earned in foreign jurisdictions and Subpart F income. These increases were partially offset with benefits received from tax credits and benefits received from return to provision adjustments.
The effective tax rate for the three and six months ending June 30, 2023, was 21.7% and 25.2% on pre-tax income. The tax rate differed from the U.S. statutory rate primarily due to income earned in jurisdictions with tax rate greater than the U.S. statutory tax rate, and adjustments to the valuation allowance. These increases were partially offset with benefits received from tax credits generated during the year.
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
The Organization for Economic Cooperation and Development developed Model Global Anti-Base Erosion (“GloBE”) rules under Pillar II establishing a Global Minimum Tax to ensure multinational enterprises with consolidated revenue of more than EUR 750 million pay at least an effective tax rate of 15% on income arising in each jurisdiction in which they operate. The

GloBE model rules serve as a template to allow for each jurisdiction to modify and incorporate into domestic law. As of June 30, 2024, many of the jurisdictions in which the Company operates enacted Pillar II legislation into domestic law with an effective date of January 1, 2024. Guidance is expected to continue throughout 2024 and beyond. The Company continues to evaluate the expected impact of the new law.
NOTE 14 EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
Service cost	$4	$4	$1	$1
Interest cost	2	3	—	—
Expected return on plan assets	(3)	(2)	—	—
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of prior actuarial losses	—	—	—	—
Net periodic benefit cost	$3	$5	$—	$—

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service cost	$7	$7	$1	$1
Interest cost	5	5	1	1
Expected return on plan assets	(6)	(5)	—	—
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of prior actuarial losses	1	1	—	—
Net periodic benefit cost	$7	$8	$1	$1
NOTE 15 COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of June 30, 2024 and December 31, 2023, are presented in the following table (dollars in millions):

	June 30, 2024	December 31, 2023
Limited partnerships and real estate joint ventures	$1,020	$1,058
Mortgage loans	140	137
Bank loans and private placements	1,168	810
Lifetime mortgages	73	53
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for current expected credit losses associated with unfunded commitments as of June 30, 2024 and December 31, 2023.
Funding Agreements
Federal Home Loan Bank of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2024 and December 31, 2023, the Company had $1.4 billion and $1.1 billion of FHLB funding agreements outstanding, respectively. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s Funding Agreement Backed Notes (“FABN”) program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of June 30, 2024 and December 31, 2023, the Company had $2.7 billion and $1.3 billion, respectively, of FABN agreements outstanding and are included within interest-sensitive contract liabilities.
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
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right of use asset and lease obligation. As of June 30, 2024, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of June 30, 2024 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	1,903
2036	3,599
2037	5,100
2038	2,550
2039	8,751
2041	720
2046	3,000
2049	4,750
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

The Company has geographic-based and business-based operational segments. Geographic-based operations are further segmented into Traditional and Financial Solutions businesses. Information related to revenues, income (loss) before income taxes and total assets of the Company for each reportable segment are summarized below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
Revenues:	2024	2023	2024	2023
U.S. and Latin America:
Traditional	$2,044	$1,932	$3,958	$3,744
Financial Solutions	664	278	2,973	793
Total	2,708	2,210	6,931	4,537
Canada:
Traditional	389	373	775	732
Financial Solutions	101	26	128	53
Total	490	399	903	785
Europe, Middle East and Africa:
Traditional	524	451	1,049	911
Financial Solutions	232	130	443	299
Total	756	581	1,492	1,210
Asia Pacific:
Traditional	778	752	1,569	1,481
Financial Solutions	102	136	245	267
Total	880	888	1,814	1,748
Corporate and Other	44	78	75	127
Total	$4,878	$4,156	$11,215	$8,407

	Three months ended June 30,		Six months ended June 30,
Income (loss) before income taxes:	2024	2023	2024	2023
U.S. and Latin America:
Traditional	$174	$62	$290	$183
Financial Solutions	83	68	100	182
Total	257	130	390	365
Canada:
Traditional	27	35	74	64
Financial Solutions	6	6	13	16
Total	33	41	87	80
Europe, Middle East and Africa:
Traditional	1	4	29	31
Financial Solutions	72	52	136	111
Total	73	56	165	142
Asia Pacific:
Traditional	100	89	209	168
Financial Solutions	(58)	20	(45)	7
Total	42	109	164	175
Corporate and Other	(136)	(71)	(265)	(146)
Total	$269	$265	$541	$616

Assets:	June 30, 2024	December 31, 2023
U.S. and Latin America:
Traditional	$24,618	$24,320
Financial Solutions	28,950	28,385
Total	53,568	52,705
Canada:
Traditional	5,022	5,111
Financial Solutions	5,892	219
Total	10,914	5,330
Europe, Middle East and Africa:
Traditional	4,566	4,334
Financial Solutions	7,731	5,656
Total	12,297	9,990
Asia Pacific:
Traditional	8,954	9,925
Financial Solutions	20,843	14,680
Total	29,797	24,605
Corporate and Other	3,312	4,993
Total	$109,888	$97,623
NOTE 17 FINANCING ACTIVITIES
On May 13, 2024, the Company issued 5.75% fixed rate Senior Notes due 2034 with a face amount of $650 million and will be used for general corporate purposes. Capitalized issuance costs were $6 million.
NOTE 18 NEW ACCOUNTING STANDARDS
Changes to the general accounting principles are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB Accounting Standards Codification™. Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s condensed consolidated financial statements.

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws including, among others, statements relating to projections of the future operations, strategies, earnings, revenues, income or loss, ratios, financial performance, and growth potential of the Company. Forward-looking statements often contain words and phrases such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “pro forma,” “project,” “should,” “will,” “would,” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. Forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Forward-looking statements are not a guarantee of future performance and are subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.
Factors that could also cause results or events to differ, possibly materially, from those expressed or implied by forward-looking statements, include, among others: (1) adverse changes in mortality, morbidity, lapsation, or claims experience, (2) inadequate risk analysis and underwriting, (3) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital, and cost of capital, (4) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (5) the availability and cost of collateral necessary for regulatory reserves and capital, (6) requirements to post collateral or make payments due to declines in the market value of assets subject to the Company’s collateral arrangements, (7) action by regulators who have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (8) the effect of the Company parent’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, (9) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (10) the impairment of other financial institutions and its effect on the Company’s business, (11) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (12) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities that in turn could affect regulatory capital, (13) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (14) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (15) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (16) the stability of and actions by governments and economies in the markets in which the Company operates, including ongoing uncertainties regarding the amount of U.S. sovereign debt and the credit ratings thereof, (17) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers, and others, (18) financial performance of the Company’s clients, (19) the threat of natural disasters, catastrophes, terrorist attacks, pandemics, epidemics, or other major public health issues anywhere in the world where the Company or its clients do business, (20) competitive factors and competitors’ responses to the Company’s initiatives, (21) development and introduction of new products and distribution opportunities, (22) execution of the Company’s entry into new markets, (23) integration of acquired blocks of business and entities, (24) interruption or failure of the Company’s telecommunication, information technology, or other operational systems, or the Company’s failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data and intellectual property stored on such systems, (25) adverse developments with respect to litigation, arbitration, or regulatory investigations or actions, (26) the adequacy of reserves, resources and accurate information relating to settlements, awards, and terminated and discontinued lines of business, (27) changes in laws, regulations, and accounting standards applicable to the Company or its business, including Long-Duration Targeted Improvement accounting changes, and (28) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update these forward-looking statements, even though the Company’s situation may change in the future, except as required under applicable securities law. For a discussion of the risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as may be supplemented by Item 1A – “Risk Factors” in the Company’s subsequent Quarterly Reports on Form 10-Q and in our other periodic and current reports filed with the SEC.

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.8 trillion of life reinsurance in force and assets of $109.9 billion as of June 30, 2024. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial Solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from Financial Solutions business and income earned on invested assets.
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

Consolidated Results of Operations
Results from Operations – 2024 compared to 2023
The following table summarizes net income for the periods presented.

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions, except per share data)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$3,920	$3,337	$583	$9,296	$6,722	$2,574
Net investment income	1,082	857	225	2,043	1,713	330
Investment related losses, net	(271)	(123)	(148)	(420)	(200)	(220)
Other revenues	147	85	62	296	172	124
Total revenues	4,878	4,156	722	11,215	8,407	2,808
Benefits and expenses
Claims and other policy benefits	3,712	3,013	699	8,844	6,076	2,768
Future policy benefits remeasurement (gains) losses	(90)	13	(103)	(114)	(13)	(101)
Market risk benefits remeasurement (gains) losses	(8)	(31)	23	(43)	(17)	(26)
Interest credited	231	209	22	485	424	61
Policy acquisition costs and other insurance expenses	391	349	42	778	680	98
Other operating expenses	301	275	26	584	525	59
Interest expense	72	63	9	140	116	24
Total benefits and expenses	4,609	3,891	718	10,674	7,791	2,883
Income before income taxes	269	265	4	541	616	(75)
Provision for income taxes	65	58	7	125	156	(31)
Net income	$204	$207	$(3)	$416	$460	$(44)
Net income attributable to noncontrolling interest	1	2	(1)	3	3	—
Net income available to RGA, Inc. shareholders	$203	$205	$(2)	$413	$457	$(44)
Earnings per share
Basic earnings per share	$3.07	$3.09	$(0.02)	$6.28	$6.86	$(0.58)
Diluted earnings per share	$3.03	$3.05	$(0.02)	$6.19	$6.77	$(0.58)
Three months ended June 30, 2024 compared to three months ended June 30, 2023
The slight decrease in income for the three months ended June 30, 2024, was primarily the result of:
•An increase in investment related losses resulting from portfolio repositioning and an increase in losses on freestanding derivatives, primarily related to foreign currency and interest rate derivatives.
•Unfavorable claims experience in the Canada and EMEA Traditional segments.
•The increases in claims and other policy benefits and investment related losses were partially offset by an increase in net investment income attributable to an increase in average asset base and higher interest rates on new investments, favorable impacts of in force management actions and higher surrender charges and market value adjustments related to higher lapses on a single premium annuity block of business.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
The decrease in income for the six months ended June 30, 2024, was primarily the result of:
•Unfavorable results in the U.S. Financial Solutions business as a result of a non-economic loss recognized at the inception of a single premium pension risk transfer (“PRT”) transaction completed in first quarter of 2024. The non-economic loss at inception is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP.
•An increase in investment related losses resulting from portfolio repositioning.
•The increases in claims and other policy benefits and investment related losses were partially offset by an increase in net investment income attributable to an increase in average asset base and higher interest rates on new investments, favorable impacts of in force management actions and higher surrender charges and market value adjustments related to higher lapses on a single premium annuity block of business.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations increased income before taxes for the three and six months ended June 30, 2024, by $5 million and $11 million, respectively, primarily due to the weakening of the Japanese Yen compared to the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums for the three and six months ended June 30, 2024, was primarily due to single premium pension risk transfer (“PRT”) transactions. The PRT single premiums received were offset by an increase in reserves. The remaining increase in premiums for the three and six months ended June 30, 2024, was attributable to organic growth on existing treaties and new business production, measured by the face amount of life reinsurance in force, of $198.7 billion and $168.8 billion during the six months ended June 30, 2024 and 2023, respectively. Consolidated assumed life reinsurance in force increased to $3,767.7 billion as of June 30, 2024, from $3,479.6 billion as of June 30, 2023, primarily due to new business production.
Net investment income and investment related gains (losses), net
The increase in net investment income was primarily attributable to an increase in the average invested asset base and interest rates earned on new investments, partially offset by a decrease in variable investment income associated with joint venture and limited partnership investments:
•The average invested assets at amortized cost, excluding spread related business, totaled $38.1 billion and $35.8 billion in 2024 and 2023, respectively.
•The average yield earned on investments, excluding spread related business, was 4.65% and 4.42% for the three month periods ended June 30, 2024 and 2023, respectively, and 4.67% and 4.56% for the six months ended June 30, 2024 and 2023, respectively. The increase in yield for the three and six months ended June 30, 2024, compared to the prior year was attributable to higher new money rates.
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
The increase in investment related losses, net was primarily attributable to the following:
•During the three and six months ended June 30, 2024, the Company repositioned its portfolio generating net capital losses of $162 million and $264 million, respectively, compared to net capital losses of $26 million and $70 million during the three and six months ended June 30, 2023, respectively.
•The Company uses various derivative instruments such as interest rate swaps, credit default swaps and foreign exchange forwards for risk management purposes that either do not qualify or have not been elected for hedge accounting treatment. Changes in the fair value of these instruments are included in investment related gains (losses), net. During the three and six months ended June 30, 2024, the fair value of these instruments decreased by $119 million and $218 million, respectively, compared to decreases of $93 million and $124 million during the first three and six months of 2023. See Note 11 – “Derivative Instruments” for additional information.
•During the three and six months ended June 30, 2024, the Company incurred $17 million and $37 million of impairments and change in allowance for credit losses on fixed maturity securities compared to $(4) million and $39 million during the three and six months of 2023.
•The increases in investment related losses were partially offset by the following:
◦Changes in the fair value of embedded derivatives associated with modco/funds withheld treaties decreased investment related losses by $26 million and $103 million for the three and six months ended June 30, 2024, respectively, compared to $(20) million and $17 million for the three and six months ended June 30, 2023, respectively.
The effective tax rate was 24.3% and 23.1% for the three and six months ended June 30, 2024, respectively, compared to 21.7% and 25.2% for the three and six months ended June 30, 2023. See Note 13 – “Income Tax” for additional information on the Company’s consolidated effective tax rate.
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

	Three months ended June 30,			Six months ended June 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Modco/Funds withheld:
Change in fair value of funds withheld embedded derivatives	$26	$(20)	$46	$103	$17	$86
Non-economic changes in insurance liabilities	9	(2)	11	(127)	(4)	(123)
Market Risk Benefits:
Market risk benefits remeasurement gains (losses)	8	31	(23)	43	17	26
Related freestanding derivatives	(8)	(42)	34	(52)	(42)	(10)
Net effect	—	(11)	11	(9)	(25)	16
Total net effect after freestanding derivatives	$35	$(33)	$68	$(33)	$(12)	$(21)

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
The following table summarizes income before income taxes for the Company’s U.S. and Latin America operations for the periods presented:

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$2,132	$1,767	$365	$5,763	$3,545	$2,218
Net investment income	522	458	64	1,031	932	99
Investment related gains (losses), net	(9)	(69)	60	6	(50)	56
Other revenues	63	54	9	131	110	21
Total revenues	2,708	2,210	498	6,931	4,537	2,394
Benefits and expenses
Claims and other policy benefits	2,041	1,637	404	5,692	3,283	2,409
Future policy benefits remeasurement (gains) losses	(69)	23	(92)	(88)	26	(114)
Market risk benefits remeasurement (gains) losses	(8)	(31)	23	(43)	(17)	(26)
Interest credited	139	151	(12)	306	298	8
Policy acquisition costs and other insurance expenses	273	236	37	528	459	69
Other operating expenses	75	64	11	146	123	23
Total benefits and expenses	2,451	2,080	371	6,541	4,172	2,369
Income before income taxes	$257	$130	$127	$390	$365	$25
The increase in income before income taxes for the second quarter was primarily due to favorable impacts of in-force management actions in the Traditional segment and higher net investment income. The increase in income before income taxes for the first six months of 2024 was primarily due to favorable impacts of in-force management actions in the Traditional segment and favorable net investment income, partially offset by the net impact of certain derivatives, market risk benefits and non-economic change in insurance liabilities in the Financial Solutions segment. The non-economic change in insurance liabilities was primarily related to the initial loss recognized at the inception of a single premium PRT transaction completed in the first quarter of 2024. The non-economic loss at inception is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP.

Traditional Reinsurance

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$1,827	$1,750	$77	$3,542	$3,365	$177
Net investment income	203	180	23	408	373	35
Investment related gains (losses), net	6	(1)	7	(6)	(2)	(4)
Other revenues	8	3	5	14	8	6
Total revenues	2,044	1,932	112	3,958	3,744	214
Benefits and expenses
Claims and other policy benefits	1,676	1,592	84	3,248	3,039	209
Future policy benefits remeasurement (gains) losses	(66)	24	(90)	(87)	31	(118)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	19	18	1	38	36	2
Policy acquisition costs and other insurance expenses	186	187	(1)	361	362	(1)
Other operating expenses	55	49	6	108	93	15
Total benefits and expenses	1,870	1,870	—	3,668	3,561	107
Income before income taxes	$174	$62	$112	$290	$183	$107
Key metrics
Life reinsurance in force				$1,716.1 billion	$1,685.3 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$(66)	$24		$(87)	$31
Loss ratio (1)	88.1%	92.3%		89.2%	91.2%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	10.2%	10.7%		10.2%	10.8%
Other operating expenses as a percentage of net premiums	3.0%	2.8%		3.0%	2.8%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
The increase in income before income taxes for the second quarter and the first six months of 2024 was primarily the result of favorable impacts of in-force management actions and higher net investment income.
Revenues
•The increase in net premiums was primarily due to organic growth and new business treaties, as well as the recapture of a large retrocession treaty, effective April 1, 2023. The segment added new life business production, measured by face amount of life reinsurance in force, of $76.9 billion and $69.7 billion during the first six months of 2024 and 2023, respectively.
•The increase in net investment income during the three and six months ended June 30, 2024, was primarily due to a higher invested asset base in 2024 due to new business growth.
Benefits and expenses
•The increase in future policy benefits remeasurement gains for the second quarter and first six months of 2024 was attributable to favorable impacts of in-force management actions, as well as claims experience period over period, primarily within the U.S. Individual Life business.
•The slight decrease in policy acquisition costs and other insurance expenses as a percentage of net premiums was primarily due to varying allowance levels within coinsurance type arrangements and the mix of new business between coinsurance versus yearly renewable term.

Financial Solutions

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$305	$17	$288	$2,221	$180	$2,041
Net investment income	319	278	41	623	559	64
Investment related gains (losses), net	(15)	(68)	53	12	(48)	60
Other revenues	55	51	4	117	102	15
Total revenues	664	278	386	2,973	793	2,180
Benefits and expenses
Claims and other policy benefits	365	45	320	2,444	244	2,200
Future policy benefits remeasurement (gains) losses	(3)	(1)	(2)	(1)	(5)	4
Market risk benefits remeasurement (gains) losses	(8)	(31)	23	(43)	(17)	(26)
Interest credited	120	133	(13)	268	262	6
Policy acquisition costs and other insurance expenses	87	49	38	167	97	70
Other operating expenses	20	15	5	38	30	8
Total benefits and expenses	581	210	371	2,873	611	2,262
Income before income taxes	$83	$68	$15	$100	$182	$(82)
The increase in income before income taxes for the U.S. and Latin America Financial Solutions segment for the three months ended June 30, 2024, was driven by the net impact of certain derivatives, market risk benefits and non-economic changes in insurance liabilities, offset by increases in investment related losses. The decrease in income before income taxes for the six months ended June 30, 2024, was due to increases in investment related losses, the decline in the invested asset base, and the non-economic changes in insurances liabilities, partially offset by the net impact of certain derivatives and market risk benefits.
The invested asset base supporting asset-intensive transactions decreased to $22.1 billion as of June 30, 2024, from $22.7 billion as of June 30, 2023.
•The decrease in the asset base was primarily due to $2.3 billion in net run off of existing in-force transactions and $2.4 billion associated with an in-force retrocession transaction partially offset by $4.1 billion from new transactions.
•As of June 30, 2024 and 2023, $3.5 billion and $3.9 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% was associated with two clients.
As of June 30, 2024 and 2023, the amount of reinsurance assumed in capital solutions transactions, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $29.5 billion and $25.6 billion, respectively.
Impact of certain derivatives, market risk benefits and non-economic changes in insurance liabilities
Income from the Financial Solutions business tends to be volatile due to the impact of certain items such as changes in the fair value of certain derivatives, including embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis, non-economic changes in insurance liabilities, which include the initial loss on PRT transactions, changes in the fair value of embedded derivatives associated with the Company’s reinsurance of EIAs, and changes in the fair value of market risk benefits associated with guaranteed minimum benefit riders. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including risk-free rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of the fair value of the assets and liabilities.
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

(dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Total revenues	$664	$278	$386	$2,973	$793	$2,180
Less:
Embedded derivatives – modco/funds withheld treaties	20	(19)	39	109	19	90
Derivatives hedging market risk benefits	(8)	(42)	34	(52)	(40)	(12)
Revenues before impact of certain items	652	339	313	2,916	814	2,102
Benefits and expenses
Total benefits and expenses	581	210	371	2,873	611	2,262
Less:
Non-economic changes in insurance liabilities	(9)	2	(11)	127	4	123
Market risk benefits remeasurement (gains) losses	(8)	(31)	23	(43)	(18)	(25)
Benefits and expenses before impact of certain items	598	239	359	2,789	625	2,164
Income before income taxes:
Income before income taxes	83	68	15	100	182	(82)
Less:
Embedded derivatives – modco/funds withheld treaties	20	(19)	39	109	19	90
Non-economic changes in insurance liabilities	9	(2)	11	(127)	(4)	(123)
Market risk benefits remeasurement (gains) losses and related freestanding derivatives	—	(11)	11	(9)	(22)	13
Income before income taxes and certain items	$54	$100	$(46)	$127	$189	$(62)
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three and six months ended June 30, 2024 and 2023.
The change in fair value of the embedded derivatives related to modco/funds withheld treaties increased (decreased) income before income taxes by $20 million and $(19) million for the second quarter and $109 million and $19 million for the six months ended June 30, 2024 and 2023, respectively. The increase in income for the three months ended June 30, 2024, was due to tightening credit spreads. The decrease in income for the three months ended June 30, 2023, was due to widening credit spreads. The increase in income for the six months ended June 30, 2024, was due to increased interest rates on funds withheld liabilities. The increase in income for the six months ended June 30, 2023, was due to tightening credit spreads on funds withheld asset balances and the impact of higher risk-free interest rates on funds withheld liabilities balances.
Non-Economic Changes in Insurance Liabilities – Non-economic changes in insurance liabilities include the initial loss on PRT transactions, net of amortization, and changes in the fair value of embedded derivatives associated with the Company’s reinsurance of EIAs. The initial loss at inception of a PRT transaction is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP.
Market Risk Benefits – Represents the impact related to market risk benefits, which consist of guaranteed minimum benefits associated with the Company’s reinsurance of variable and equity-indexed annuities. The fair value changes of market risk benefits along with the changes in fair value of the freestanding derivatives (interest rate swaps, financial futures and equity options) purchased by the Company to substantially hedge the liability are reflected in revenues. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, had no impact on income before income taxes for the three months ended June 30, 2024, and decreased income before income taxes by $9 million for the six months ended June 30, 2024. The changes in fair value of the market risk benefits decreased income before income taxes by $11 million and $22 million for the three and six months ended June 30, 2023, respectively.
Discussion and analysis before certain derivatives, market risk benefits and non-economic changes in insurance liabilities
The impact of certain derivatives, market risk benefits and non-economic changes in insurance liabilities discussed above are considered unrealized and non-economic by management and do not affect current cash flows, crediting rates or performance on the underlying treaties. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including benchmark rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of fair value. Therefore, management believes it is helpful to distinguish between the effects of these items and the primary factors that drive profitability of the underlying treaties, which are investment income, fee income (included in other revenues) and interest credited.

•Income before income taxes and certain items decreased by $46 million and $62 million for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to increases in realized investment related losses and the decline in the invested asset base.
•Revenue before certain items increased by $313 million and $2,102 million for the three and six months ended June 30, 2024, as compared to the same periods in 2023. The increase was primarily due to premiums recognized on PRT transactions, which was offset by a corresponding increase in reserves.
•Benefits and expenses before certain items increased by $359 million and $2,164 million for the three and six months ended June 30, 2024, as compared to the same periods in 2023. The increase was primarily due to the establishment of liabilities for future policy benefits associated with PRT transactions.
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

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$374	$330	$44	$715	$648	$67
Net investment income	109	62	47	174	124	50
Investment related gains (losses), net	—	4	(4)	1	6	(5)
Other revenues	7	3	4	13	7	6
Total revenues	490	399	91	903	785	118
Benefits and expenses
Claims and other policy benefits	393	302	91	695	593	102
Future policy benefits remeasurement (gains) losses	1	(3)	4	(2)	(5)	3
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	50	47	3	98	93	5
Other operating expenses	13	12	1	25	24	1
Total benefits and expenses	457	358	99	816	705	111
Income before income taxes	$33	$41	$(8)	$87	$80	$7
The decrease in income before income taxes for the three months ended June 30, 2024, was primarily due to lower investment related gains and future policy benefits remeasurement losses as compared to future policy benefits remeasurement gains in the second quarter of 2023. The increase in income before income taxes for the six months ended June 30, 2024, was primarily due to favorable experience on group business, partially offset by lower future policy remeasurement gains and investment related gains.
For the three and six months ended June 30, 2024, the increases in net premiums, net investment income, other revenues, claims and other policy benefits and policy acquisition costs and other insurance expenses were due to a new financial solutions transaction executed in the second quarter of 2024.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations did not impact income before income taxes for the three and six months ended June 30, 2024. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$326	$307	$19	$644	$602	$42
Net investment income	61	61	—	125	122	3
Investment related gains (losses), net	1	4	(3)	2	6	(4)
Other revenues	1	1	—	4	2	2
Total revenues	389	373	16	775	732	43
Benefits and expenses
Claims and other policy benefits	304	282	22	587	552	35
Future policy benefits remeasurement (gains) losses	1	(1)	2	(2)	2	(4)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	46	47	(1)	93	92	1
Other operating expenses	11	10	1	23	22	1
Total benefits and expenses	362	338	24	701	668	33
Income before income taxes	$27	$35	$(8)	$74	$64	$10
Key metrics
Life reinsurance in force				$489.3 billion	$484.6 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$1	$(1)		$(2)	$2
Loss ratio (1)	93.6%	91.5%		90.8%	92.0%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	14.1%	15.3%		14.4%	15.3%
Other operating expenses as a percentage of net premiums	3.4%	3.3%		3.6%	3.7%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
The decrease in income before income taxes for the three months ended June 30, 2024, was primarily due to lower investment related gains and future policy remeasurement losses as compared to future policy remeasurement gains in the second quarter of 2023. The increase in income before income taxes for the six months ended June 30, 2024, was primarily due to favorable experience on group business and future policy benefits remeasurement gains as compared to future policy benefits remeasurement losses in 2023, partially offset by lower investment related gains.
Revenues
•The increase in net premiums for the three and six months ended June 30, 2024, was primarily due to new group business and organic growth on all lines of business.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $23.8 billion and $22.0 billion during the first six months of 2024 and 2023, respectively.
•The increase in net investment income in the first six months of 2024 was primarily due to an increase in the invested asset base.
Benefits and expenses
•The increase in the loss ratio for the second quarter was primarily due to unfavorable claims experience in the individual life line of business and higher future policy remeasurement losses as compared to the same period in 2023. The decrease in the loss ratio for the six months ended June 30, 2024 was primarily due to favorable experience on group line of business and future policy benefits remeasurement gains as compared to future policy benefits remeasurement losses in 2023.

Financial Solutions

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$48	$23	$25	$71	$46	$25
Net investment income	48	1	47	49	2	47
Investment related gains (losses), net	(1)	—	(1)	(1)	—	(1)
Other revenues	6	2	4	9	5	4
Total revenues	101	26	75	128	53	75
Benefits and expenses
Claims and other policy benefits	89	20	69	108	41	67
Future policy benefits remeasurement (gains) losses	—	(2)	2	—	(7)	7
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	4	—	4	5	1	4
Other operating expenses	2	2	—	2	2	—
Total benefits and expenses	95	20	75	115	37	78
Income before income taxes	$6	$6	$—	$13	$16	$(3)
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$—	$(2)		$—	$(7)
Income before income taxes remained consistent for the second quarter of 2024 as compared to the same period in 2023. The decrease in income before income taxes for the six months ended June 30, 2024, compared to the same period in 2023, was due to a decrease in future policy benefits remeasurement gains. For the three and six months ended June 30, 2024, the increases in net premiums, net investment income, other revenues, claims and other policy benefits and policy acquisition costs and other insurance expenses were due to a new transaction executed in the second quarter of 2024.
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

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$656	$519	$137	$1,298	$1,082	$216
Net investment income	104	68	36	200	137	63
Investment related gains (losses), net	(12)	(9)	(3)	(27)	(15)	(12)
Other revenues	8	3	5	21	6	15
Total revenues	756	581	175	1,492	1,210	282
Benefits and expenses
Claims and other policy benefits	597	451	146	1,143	945	198
Future policy benefits remeasurement (gains) losses	8	7	1	5	(10)	15
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	8	(2)	10	14	(2)	16
Policy acquisition costs and other insurance expenses	24	23	1	63	43	20
Other operating expenses	46	46	—	102	92	10
Total benefits and expenses	683	525	158	1,327	1,068	259
Income before income taxes	$73	$56	$17	$165	$142	$23
The increase in income before income taxes for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to increased net premiums and net investment income, partially offset by increased claims and other policy benefits and increased policy acquisition costs and other insurance expenses.

Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations did not impact income before income taxes for the three months ended June 30, 2024, and resulted in a $3 million increase in income before income taxes for the six months ended June 30, 2024. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$497	$429	$68	$993	$867	$126
Net investment income	27	23	4	54	46	8
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	—	(1)	1	2	(2)	4
Total revenues	524	451	73	1,049	911	138
Benefits and expenses
Claims and other policy benefits	464	383	81	888	773	115
Future policy benefits remeasurement (gains) losses	6	12	(6)	1	4	(3)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	22	21	1	59	39	20
Other operating expenses	31	31	—	72	64	8
Total benefits and expenses	523	447	76	1,020	880	140
Income before income taxes	$1	$4	$(3)	$29	$31	$(2)
Key metrics
Life reinsurance in force				$976.5 billion	$802.3 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$6	$12		$1	$4
Loss ratio (1)	94.6%	92.1%		89.5%	89.6%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	4.4%	4.9%		5.9%	4.5%
Other operating expenses as a percentage of net premiums	6.2%	7.2%		7.3%	7.4%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
The decreases in income before income taxes for the three and six months ended June 30, 2024, as compared to the same periods in 2023, were primarily due to unfavorable claims and other policy benefits and increased policy acquisition costs and other insurance expenses, largely offset by increased net premiums.
Revenues
•The increases in net premiums for the three and six months ended June 30, 2024, were primarily due to increased business volume on new and existing treaties.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $58.0 billion and $66.7 billion during the six months ended June 30, 2024 and 2023, respectively.
Benefits and expenses
•The increase in the loss ratios for the second quarter was primarily due to unfavorable mortality and morbidity claims experience.
•The decrease in policy acquisition costs and other insurance expenses as a percentage of net premiums for the second quarter was largely due to an increase in premiums with lower allowances. The increase in policy acquisition costs and other insurance expenses as a percentage of net premiums in the first six months of 2024 as compared to the same period in 2023 was primarily due to an increase in premiums with higher allowances.

Financial Solutions

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$159	$90	$69	$305	$215	$90
Net investment income	77	45	32	146	91	55
Investment related gains (losses), net	(12)	(9)	(3)	(27)	(15)	(12)
Other revenues	8	4	4	19	8	11
Total revenues	232	130	102	443	299	144
Benefits and expenses
Claims and other policy benefits	133	68	65	255	172	83
Future policy benefits remeasurement (gains) losses	2	(5)	7	4	(14)	18
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	8	(2)	10	14	(2)	16
Policy acquisition costs and other insurance expenses	2	2	—	4	4	—
Other operating expenses	15	15	—	30	28	2
Total benefits and expenses	160	78	82	307	188	119
Income before income taxes	$72	$52	$20	$136	$111	$25
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$2	$(5)		$4	$(14)
The increases in income before income taxes for the three and six months ended June 30, 2024, were primarily due to increases in net investment income and growth in closed longevity business, partially offset by investment related gains (losses) and future policy benefits remeasurement losses.
•The increase in net premiums for the first six months was primarily due to increased volumes of closed block longevity transactions.
•The increase in net investment income was primarily related to an increase in invested assets and higher yields from fixed-income securities.
•The increase in investment related losses was attributable to higher investment related losses on fixed-income security sales associated with portfolio repositioning and fluctuations in the fair market value of CPI swap derivatives due to changes in future inflation expectations.
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

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$758	$721	$37	$1,520	$1,447	$73
Net investment income	224	187	37	409	356	53
Investment related gains (losses), net	(171)	(49)	(122)	(242)	(97)	(145)
Other revenues	69	29	40	127	42	85
Total revenues	880	888	(8)	1,814	1,748	66
Benefits and expenses
Claims and other policy benefits	681	623	58	1,314	1,255	59
Future policy benefits remeasurement (gains) losses	(30)	(14)	(16)	(29)	(24)	(5)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	49	46	3	100	100	—
Policy acquisition costs and other insurance expenses	72	63	9	142	125	17
Other operating expenses	66	61	5	123	117	6
Total benefits and expenses	838	779	59	1,650	1,573	77
Income before income taxes	$42	$109	$(67)	$164	$175	$(11)
The decreases in income before taxes for the three and six months ended June 30, 2024, as compared to the same periods in 2023, were primarily due to investment related losses in the Financial Solutions segment.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in increases of $6 million and $8 million in income before income taxes during the three and six months ended June 30, 2024. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$708	$677	$31	$1,424	$1,339	$85
Net investment income	61	62	(1)	126	123	3
Investment related gains (losses), net	1	2	(1)	1	5	(4)
Other revenues	8	11	(3)	18	14	4
Total revenues	778	752	26	1,569	1,481	88
Benefits and expenses
Claims and other policy benefits	607	579	28	1,193	1,142	51
Future policy benefits remeasurement (gains) losses	(29)	(14)	(15)	(28)	(23)	(5)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	42	44	(2)	87	90	(3)
Other operating expenses	58	54	4	108	104	4
Total benefits and expenses	678	663	15	1,360	1,313	47
Income before income taxes	$100	$89	$11	$209	$168	$41
Key metrics
Life reinsurance in force				$557.8 billion	$495.4 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$(29)	$(14)		$(28)	$(23)
Loss ratio (1)	81.6%	83.5%		81.8%	83.6%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	5.9%	6.5%		6.1%	6.7%
Other operating expenses as a percentage of net premiums	8.2%	8.0%		7.6%	7.8%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
The increases in income before income taxes for the three and six months ended June 30, 2024, were primarily the result of increased net premiums and inforce management actions, partially offset by increased claims and other policy benefits.
Revenues
•The increases in net premiums were primarily due to continued business growth in the segment.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $30.7 billion and $8.6 billion during the six months ended June 30, 2024 and 2023, respectively.
Benefits and expenses
•The decrease in the loss ratio for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to business growth and inforce management actions.

Financial Solutions

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$50	$44	$6	$96	$108	$(12)
Net investment income	163	125	38	283	233	50
Investment related gains (losses), net	(172)	(51)	(121)	(243)	(102)	(141)
Other revenues	61	18	43	109	28	81
Total revenues	102	136	(34)	245	267	(22)
Benefits and expenses
Claims and other policy benefits	74	44	30	121	113	8
Future policy benefits remeasurement (gains) losses	(1)	—	(1)	(1)	(1)	—
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	49	46	3	100	100	—
Policy acquisition costs and other insurance expenses	30	19	11	55	35	20
Other operating expenses	8	7	1	15	13	2
Total benefits and expenses	160	116	44	290	260	30
Income (loss) before income taxes	$(58)	$20	$(78)	$(45)	$7	$(52)
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$(1)	$—		$(1)	$(1)
The decreases in income before income taxes during the three and six months ended June 30, 2024, as compared to the same periods in 2023, were driven by increases in investment related losses, partially offset by the impact of higher surrender charges and market value adjustments related to higher lapses on a single premium annuity block of business.
The invested asset base supporting asset-intensive transactions increased to $19.4 billion as of June 30, 2024, from $15.1 billion as of June 30, 2023. The increase in the asset base compared to June 30, 2023, was primarily due to approximately $5.7 billion from recently executed transactions, partially offset by net organic decline of $1.4 billion from existing in force blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.6 billion and $1.1 billion for the six months ended June 30, 2024 and 2023, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Revenues
•The increases in net investment income were the result of a growing asset base and improved yields from increased interest rates.
•The increases in investment related losses, net for the three and six months ended June 30, 2024, as compared to the same periods in 2023 were attributable to net losses from investment activity of $71 million and $41 million, respectively, largely due to portfolio repositioning on recently executed transactions and higher lapses, as well as a decrease in the fair value of derivatives of $50 million and $100 million, respectively, primarily due to the weakening of the Japanese yen.
•The increases in other revenue for the three and six months ended June 30, 2024, as compared to the same periods in 2023, were driven by surrender charges and market value adjustments due to higher lapses on a single premium annuity block of business.
Benefits and expenses
•The increases in claims and other policy benefits and policy acquisition costs and other insurance expenses for the three and six months ended June 30, 2024, as compared to the same periods in 2023, were the result of new asset-intensive transactions.

Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt and service business expenses. Additionally, Corporate and Other includes results from the Company’s Funding Agreement Backed Notes (“FABN”) program and certain wholly-owned subsidiaries that, among other activities, develop and market technology and provide consulting and outsourcing solutions for the insurance and reinsurance industries. The Company invests in this area in an effort to both support its clients and accelerate the development of innovative solutions and services to increase consumer engagement within the life insurance industry and hence generate new future revenue streams.

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$—	$—	$—	$—	$—	$—
Net investment income	123	82	41	229	164	65
Investment related gains (losses), net	(79)	—	(79)	(158)	(44)	(114)
Other revenues	—	(4)	4	4	7	(3)
Total revenues	44	78	(34)	75	127	(52)
Benefits and expenses
Claims and other policy benefits	—	—	—	—	—	—
Future policy benefits remeasurement (gains) losses	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	35	14	21	65	28	37
Policy acquisition costs and other insurance expenses	(28)	(20)	(8)	(53)	(40)	(13)
Other operating expenses	101	92	9	188	169	19
Interest expense	72	63	9	140	116	24
Total benefits and expenses	180	149	31	340	273	67
Loss before income taxes	$(136)	$(71)	$(65)	$(265)	$(146)	$(119)
The increase in losses before income taxes for the three and six months ended June 30, 2024, were primarily due to increases in investment related losses, interest credited, other operating expenses and interest expense, partially offset by higher net investment income.
Revenues
•The increases in net investment income for the three and six months ended June 30, 2024, were the result of higher income on Corporate invested assets due to higher yields and a higher asset base.
•The increase in investment related losses for the three and six months ended June 30, 2024, was primarily attributable to losses on sales of fixed maturity securities in 2024.
Expenses
•The increase in interest credited for the three and six months ended June 30, 2024, was primarily attributable to new FABN issuances.
•The increases in other operating expenses for the three and six months ended June 30, 2024, were primarily attributable to an increase in incentive compensation expense.
•The increases in interest expense for the three and six months ended June 30, 2024, were primarily attributable to an increase in outstanding debt.

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
Current Market Environment
The Company’s average investment yield, excluding spread related business, for the three months ended June 30, 2024, was 4.65%, 23 basis points above the same period in 2023, primarily attributable to higher new money rates. The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. Gross unrealized gains on fixed maturity securities available-for-sale decreased from $1.1 billion at December 31, 2023, to $1.0 billion at June 30, 2024. Additionally, gross unrealized losses increased from $5.6 billion at December 31, 2023, to $6.5 billion at June 30, 2024.
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest and dividend income	$23	$34	$56	$71
Interest expense	55	51	104	100
Capital contributions to subsidiaries	91	4	96	12
Issuance of unaffiliated debt	645	400	645	400
Dividends to shareholders	56	54	112	107
Purchases of treasury stock	—	50	—	100

	June 30, 2024	December 31, 2023
Cash and invested assets	$949	$712

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
On January 23, 2024, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the six months ended June 30, 2024, RGA did not repurchase any shares under this program.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Six months ended June 30,
	2024	2023
Dividends to shareholders	$112	$107
Purchase of treasury stock (1)	—	100
Total amount paid to shareholders	$112	$207

Number of treasury shares purchased (1)	—	722,774
Average price per share	$—	$138.35
(1)Excludes shares utilized to execute and settle certain equity based compensation awards.
In August 2024, RGA’s board of directors declared a quarterly dividend of $0.89 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company renewed its syndicated credit facility in the first quarter of 2023. Under the terms of the facility the Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $6.3 billion. Subsequent to the adoption of ASU 2018-12, the minimum consolidated net worth, as defined in the debt agreements, was reduced to $5.8 billion effective with the June 30, 2023, covenant calculations. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted RGA Inc.’s shareholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-acceleration covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness.
As of June 30, 2024 and December 31, 2023, the Company had $5.1 billion and $4.5 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of June 30, 2024 and December 31, 2023, the average interest rate on long-term debt outstanding was 5.17% and 5.09%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.

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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in March 2028. As of June 30, 2024, the Company had no cash borrowings outstanding and no issued letters of credit under this facility.
On May 13, 2024, the Company issued 5.75% fixed rate Senior Notes due 2034 with a face amount of $650 million and will be used for general corporate purposes. Capitalized issuance costs were $6 million.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At June 30, 2024, there were approximately $52 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S., Canada and UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2024, $1.6 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a revolving credit facility, under which the Company had availability of $850 million as of June 30, 2024. The Company also has $583 million of funds available through collateralized borrowings from the FHLB as of June 30, 2024. As of June 30, 2024, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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

	For the six months ended June 30,
	2024	2023
Sources:
Net cash provided by operating activities	$6,703	$1,818
Proceeds from long-term debt issuance, net	640	890
Change in cash collateral for derivative positions and other arrangements	33	—
Change in deposit asset on reinsurance	151	24
Net deposits to investment-type policies and contracts	1,534	—
Total sources	9,061	2,732

Uses:
Net cash used in investing activities	7,176	2,488
Dividends to shareholders	112	107
Principal payments of long-term debt	2	2
Purchase of treasury stock	19	119
Change in cash collateral for derivative positions and other arrangements	—	24
Net withdrawals from investment-type policies and contracts	—	294
Effect of exchange rate changes on cash	126	27
Total uses	7,435	3,061
Net change in cash and cash equivalents	$1,626	$(329)
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
Financing Cash Flows – The principal cash inflows from the Company’s financing activities come from issuances of RGA debt and equity securities, and deposit funds associated with universal life and other investment type policies and contracts. The principal cash outflows come from repayments of debt, payments of dividends to shareholders, purchases of treasury stock and withdrawals associated with universal life and other investment type policies and contracts. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2023 Annual Report, except for the following:
•The Company’s contractual obligations associated with future policy benefits increased $6.9 billion at June 30, 2024, due to new transactions executed during the year.
•The Company’s contractual obligations associated with long term debt, including interest, increased $0.8 billion at June 30, 2024, primarily due to the issuance of the 2034 Senior Notes, see Note 17 – “Financing Activities” for further details.
•The Company’s contractual obligations associated with other investment commitments increased $0.4 billion at June 30, 2024, primarily due to an increase in payables for securities sold or loaned under agreements to repurchase, see Note 10 – “Investments” for further details.
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
The Company’s liquidity position (cash and cash equivalents and short term investments) was $4.9 billion and $3.2 billion at June 30, 2024 and December 31, 2023, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $73 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB was $1.4 billion at June 30, 2024 and $1.1 billion at December 31, 2023, which is included in interest-sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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

Portfolio Composition
The Company had total cash and invested assets of $94.2 billion and $81.9 billion as of June 30, 2024 and December 31, 2023, respectively, as illustrated below (dollars in millions):

	June 30, 2024	% of Total	December 31, 2023	% of Total
Fixed maturity securities available-for-sale	$70,491	74.7%	$60,467	73.9%
Equity securities	144	0.2	139	0.2
Mortgage loans	7,984	8.5	7,377	9.0
Policy loans	1,171	1.2	1,206	1.5
Funds withheld at interest	5,556	5.9	5,683	6.9
Limited partnerships and real estate joint ventures	2,791	3.0	2,635	3.2
Short-term investments	335	0.4	222	0.3
Other invested assets	1,148	1.2	1,171	1.4
Cash and cash equivalents	4,596	4.9	2,970	3.6
Total cash and invested assets	$94,216	100.0%	$81,870	100.0%
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

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Average invested assets at amortized cost	$38,172	$36,124	$2,048	$38,106	$35,792	$2,314
Net investment income	$436	$393	$43	$880	$808	$72
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.65%	4.42%	23 bps	4.67%	4.56%	11 bps
VII (included in net investment income)	$12	$17	$(5)	$28	$56	$(28)
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.76%	4.43%	33 bps	4.76%	4.44%	32 bps
Investment yield increased for the three months ended June 30, 2024 and the six months ended June 30, 2024, in comparison to the same periods in the prior year, primarily due to higher new money rates, partially offset by decreased variable income from real estate joint ventures.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of June 30, 2024 and December 31, 2023.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. As of June 30, 2024 and December 31, 2023, approximately 94.4% and 94.3%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
The Company owns floating rate securities that represent approximately 8.2% and 7.7% of the total fixed maturity securities as of June 30, 2024 and December 31, 2023, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to enhance asset management strategies and match certain interest-sensitive contract liabilities.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 65.4% and 64.1% of total fixed maturity securities as of June 30, 2024 and December 31, 2023, respectively. See “Corporate Fixed Maturity Securities” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of June 30, 2024 and December 31, 2023.

As of June 30, 2024 and December 31, 2023, the Company’s investments in Canadian government securities represented 6.8% and 6.5%, respectively, of the fair value of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
As of June 30, 2024 and December 31, 2023, the Company’s investments in Japanese government securities represented 6.3% and 5.2%, respectively, of the fair value of total fixed maturity securities. These assets are primarily long duration government bonds matching the liability profile of the Company’s Japanese business.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of June 30, 2024 and December 31, 2023 was as follows (dollars in millions):

		June 30, 2024			December 31, 2023
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$49,634	$45,782	64.9%	$41,469	$38,739	64.1%
2	BBB	22,431	20,787	29.5	19,793	18,261	30.2
3	BB	3,331	3,270	4.6	3,068	2,956	4.9
4	B	562	504	0.8	479	396	0.7
5	CCC and lower	158	124	0.2	116	92	0.1
6	In or near default	45	24	—	52	23	—
	Total	$76,161	$70,491	100.0%	$64,977	$60,467	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of June 30, 2024 and December 31, 2023 (dollars in millions):

	June 30, 2024			December 31, 2023
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
ABS:
Collateralized loan obligations (“CLOs”)	$2,675	$2,676	31.6%	$2,086	$2,048	28.1%
ABS, excluding CLOs	2,627	2,467	29.1	2,575	2,381	32.7
Total ABS	5,302	5,143	60.7	4,661	4,429	60.8
CMBS	2,242	2,120	25.0	1,969	1,773	24.3
RMBS:
Agency	414	364	4.3	444	398	5.5
Non-agency	893	848	10.0	729	681	9.4
Total RMBS	1,307	1,212	14.3	1,173	1,079	14.9
Total	$8,851	$8,475	100.0%	$7,803	$7,281	100.0%
The Company’s ABS portfolio primarily consists of CLOs, aircraft and NAV loans. The principal risks in holding ABS are structural, credit, capital market and interest rate risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements that include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
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
As of June 30, 2024 and December 31, 2023, the Company had $6.5 billion and $5.6 billion, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in retail locations, light industrial properties, and commercial offices. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Most of the mortgage loans in the Company’s portfolio range in size up to $45 million, with the average mortgage loan investment as of June 30, 2024, totaling approximately $10 million.
As of June 30, 2024 and December 31, 2023, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	June 30, 2024		December 31, 2023
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$2,971	36.8%	$2,806	37.6%
South	2,534	31.4	2,472	33.1
Midwest	1,203	14.9	1,163	15.6
Northeast	553	6.8	541	7.3
Subtotal – U.S.	7,261	89.9	6,982	93.6
Canada	611	7.6	301	4.0
United Kingdom	204	2.5	176	2.4
Total	$8,076	100.0%	$7,459	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2023 Annual Report and “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.
Allowance for Credit Losses and Impairments
The table below summarizes investment related gains (losses), net related to allowances for credit losses and impairments for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Change in allowance for credit losses on fixed maturity securities	$(16)	$4	$(36)	$(38)
Impairments on fixed maturity securities	(1)	—	(1)	(1)
Change in mortgage loan allowance for credit losses	2	(9)	(8)	(6)
Limited partnerships and real estate joint ventures impairment losses	—	—	(8)	—
Other impairment losses	(3)	—	(4)	—
Investment related gains (losses) related to credit losses and impairments	$(18)	$(5)	$(57)	$(45)

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
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, the Company classified approximately 10.0% and 10.6%, respectively, of its fixed maturity securities in the Level 3 category. Refer to Note 12 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information. These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Lending and Repurchase/Reverse Repurchase Agreements” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities lending and repurchase/reverse repurchase agreements.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of June 30, 2024 and December 31, 2023. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets primarily include lifetime mortgages, derivative contracts, FHLB common stock and real estate held for investment. See “Other Invested Assets” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of June 30, 2024 and December 31, 2023.
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
See Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of June 30, 2024 and December 31, 2023.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of June 30, 2024, the Company had credit exposure of $14 million.
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

The Company holds $951 million and $944 million of beneficial interest in lifetime mortgages in the UK, net of allowance for credit losses, as of June 30, 2024 and December 31, 2023, respectively. Investment income includes $10 million and $8 million in interest income earned on lifetime mortgages for the three months ended June 30, 2024 and 2023, respectively, and $21 million and $18 million in interest income earned on lifetime mortgages for the six months ended June 30, 2024 and 2023, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
New Accounting Standards
Changes to the general accounting principles are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB Accounting Standards CodificationTM.
See Note 18 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements for information on new accounting pronouncements and their impact, if any, on the Company’s results of operations and financial position.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product.  As of June 30, 2024, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2023, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2023, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended June 30, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2024 – April 30, 2024	3,243	$191.34	—	$500,000,000
May 1, 2024 – May 31, 2024	10,689	$205.74	—	$500,000,000
June 1, 2024 – June 30, 2024	1,559	$204.34	—	$500,000,000
(1)The Company did not repurchase any shares of common stock under its share repurchase program in April, May and June 2024. The Company net settled – issuing 7,013, 35,866 and 8,753 shares from treasury and repurchasing from recipients 3,243, 10,689 and 1,559 shares in April, May and June 2024, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 23, 2024, the Company’s board of directors authorized a share repurchase program for up to $500 million of its outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the six months ended June 30, 2024, the Company did not repurchase any shares of common stock under this program.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and the Company’s stock price.
ITEM 5.  Other Information
During the six months ended June 30, 2024 none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6.  Exhibits
See index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed May 22, 2020

3.2	Amended and Restated Bylaws, effective December 20, 2022, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2022

10.1	Employee Stock Purchase Plan, effective May 22, 2024*

10.2
Canadian Benchmark Replacement Conforming Changes Amendment, dated June 25, 2024, by Bank of America, N.A., as Administrative Agent, to Credit Agreement, dated March 13, 2023, by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lenders and other parties thereto

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

Reinsurance Group of America, Incorporated
Date: August 2, 2024	By:	/s/ Tony Cheng
Tony Cheng
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 2, 2024	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)