Form 10-Q
period 2024-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2024-11-01
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
 OR
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
As of October 22, 2024, 65,864,330 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $81,606 and $64,977; allowance for credit losses of $120 and $75)	$78,149	$60,467
Equity securities, at fair value	155	139
Mortgage loans (net of allowance for credit losses of $87 and $67)	8,388	7,377
Policy loans	1,285	1,206
Funds withheld at interest	5,545	5,683
Limited partnerships and real estate joint ventures	2,972	2,635
Short-term investments	381	222
Other invested assets	1,361	1,171
Total investments	98,236	78,900
Cash and cash equivalents	5,195	2,970
Accrued investment income	995	759
Premiums receivable and other reinsurance balances	3,738	3,528
Reinsurance ceded receivables and other	5,438	5,448
Deferred policy acquisition costs	5,477	4,617
Other assets	1,179	1,401
Total assets	$120,258	$97,623
Liabilities and equity
Future policy benefits	$55,933	$41,231
Interest-sensitive contract liabilities	34,357	30,273
Market risk benefits, at fair value	247	258
Other policy claims and benefits	2,875	2,730
Other reinsurance balances	955	1,103
Deferred income taxes	2,059	1,862
Funds withheld payable	4,809	4,483
Other liabilities	2,739	2,085
Long-term debt	5,067	4,427
Total liabilities	109,041	88,452
Commitments and contingent liabilities (See Note 15)
Equity
Preferred stock – par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at September 30, 2024 and December 31, 2023	1	1
Additional paid-in-capital	2,577	2,544
Retained earnings	9,166	8,805
Treasury stock, at cost – 19,446,714 and 19,689,885 shares	(1,889)	(1,900)
Accumulated other comprehensive income (loss)	1,272	(369)
Total RGA, Inc. shareholders’ equity	11,127	9,081
Noncontrolling interest	90	90
Total equity	11,217	9,171
Total liabilities and shareholders’ equity	$120,258	$97,623
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues
Net premiums	$4,391	$4,255	$13,687	$10,977
Net investment income	1,188	922	3,231	2,635
Investment related gains (losses), net	(78)	(126)	(498)	(326)
Other revenues	150	102	446	274
Total revenues	5,651	5,153	16,866	13,560
Benefits and expenses
Claims and other policy benefits	4,116	3,959	12,960	10,035
Future policy benefits remeasurement (gains) losses	151	(82)	37	(95)
Market risk benefits remeasurement (gains) losses	31	(21)	(12)	(38)
Interest credited	310	223	795	647
Policy acquisition costs and other insurance expenses	452	348	1,230	1,028
Other operating expenses	299	274	883	799
Interest expense	78	72	218	188
Total benefits and expenses	5,437	4,773	16,111	12,564
Income before income taxes	214	380	755	996
Provision for income taxes	56	91	181	247
Net income	158	289	574	749
Net income attributable to noncontrolling interest	2	2	5	5
Net income available to RGA, Inc. shareholders	$156	$287	$569	$744

Earnings per share
Basic earnings per share	$2.37	$4.34	$8.64	$11.19
Diluted earnings per share	$2.33	$4.29	$8.53	$11.06
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Comprehensive income (loss)
Net income	$158	$289	$574	$749
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22	(59)	39	83
Net unrealized investment gains (losses)	1,894	(1,780)	868	(1,163)
Effect of updating discount rates on future policy benefits	(624)	1,906	731	1,611
Change in instrument-specific credit risk for market risk benefits	—	(6)	3	(6)
Defined benefit pension and postretirement plan adjustments	—	4	—	13
Total other comprehensive income (loss), net of tax	1,292	65	1,641	538
Total comprehensive income	1,450	354	2,215	1,287
Comprehensive income attributable to noncontrolling interest	2	2	5	5
Total comprehensive income attributable to RGA, Inc.	$1,448	$352	$2,210	$1,282
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)
(Unaudited)

	Three months ended September 30, 2024 and 2023
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2024	$1	$2,567	$9,076	$(1,889)	$(20)	$9,735	$90	$9,825
Change in equity of noncontrolling interest							(2)	(2)
Net income			156			156	2	158
Total other comprehensive income (loss)					1,292	1,292		1,292
Dividends to shareholders, $0.89 per share			(59)			(59)		(59)
Purchase of treasury stock				(7)		(7)		(7)
Reissuance of treasury stock		10	(7)	7		10		10
Balance, September 30, 2024	$1	$2,577	$9,166	$(1,889)	$1,272	$11,127	$90	$11,217

Balance, June 30, 2023	$1	$2,522	$8,483	$(1,803)	$(1,398)	$7,805	$90	$7,895
Change in equity of noncontrolling interest							(2)	(2)
Net income			287			287	2	289
Total other comprehensive income (loss)					65	65		65
Dividends to shareholders, $0.85 per share			(56)			(56)		(56)
Purchase of treasury stock				(50)		(50)		(50)
Reissuance of treasury stock		12	(1)	1		12		12
Balance, September 30, 2023	$1	$2,534	$8,713	$(1,852)	$(1,333)	$8,063	$90	$8,153

	Nine months ended September 30, 2024 and 2023
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	$1	$2,544	$8,805	$(1,900)	$(369)	$9,081	$90	$9,171
Change in equity of noncontrolling interest							(5)	(5)
Net income			569			569	5	574
Total other comprehensive income (loss)					1,641	1,641		1,641
Dividends to shareholders, $2.59 per share			(171)			(171)		(171)
Purchase of treasury stock				(26)		(26)		(26)
Reissuance of treasury stock		33	(37)	37		33		33
Balance, September 30, 2024	$1	$2,577	$9,166	$(1,889)	$1,272	$11,127	$90	$11,217

Balance, December 31, 2022	$1	$2,502	$8,169	$(1,720)	$(1,871)	$7,081	$90	$7,171
Change in equity of noncontrolling interest							(5)	(5)
Net income			744			744	5	749
Total other comprehensive income (loss)					538	538		538
Dividends to shareholders, $2.45 per share			(163)			(163)		(163)
Purchase of treasury stock				(169)		(169)		(169)
Reissuance of treasury stock		32	(37)	37		32		32
Balance, September 30, 2023	$1	$2,534	$8,713	$(1,852)	$(1,333)	$8,063	$90	$8,153

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine months ended September 30,
	2024	2023

Net cash provided by operating activities	$7,770	$2,818
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	21,499	5,832
Purchases of fixed maturity securities available-for-sale	(30,256)	(8,751)
Maturities of fixed maturity securities available-for-sale	1,030	753
Sales of equity securities	7	1
Purchases of equity securities	(18)	(4)
Principal payments on mortgage loans	386	265
Cash invested in mortgage loans	(1,118)	(962)
Deposits in (withdrawals from) funds withheld at interest	257	283
Sales of limited partnerships and real estate joint ventures	181	328
Purchases of limited partnerships and real estate joint ventures	(435)	(413)
Sales of short-term investments	596	268
Purchases of short-term investments	(691)	(363)
Maturities of short-term investments	191	119
Change in other invested assets	(37)	21
Other, net	25	31
Net cash used in investing activities	(8,383)	(2,592)
Cash flows from financing activities
Dividends to shareholders	(171)	(163)
Proceeds from long-term debt issuance, net	640	890
Principal payments of long-term debt	(3)	(402)
Purchase of treasury stock	(26)	(169)
Change in cash collateral for derivatives and other arrangements	375	300
Change in deposit asset on reinsurance	221	41
Deposits on investment-type policies and contracts	5,720	1,884
Withdrawals on investment-type policies and contracts	(3,892)	(2,652)
Net cash provided by (used in) financing activities	2,864	(271)
Effect of exchange rate changes on cash	(26)	(62)
Change in cash and cash equivalents	2,225	(107)
Cash and cash equivalents, beginning of period	2,970	2,927
Cash and cash equivalents, end of period	$5,195	$2,820
Supplemental disclosures of cash flow information
Interest paid	$159	$146
Income taxes paid, net of refunds	$50	$240
Non-cash investing activities
Transfer of invested assets	$9,052	$1,459
Non-cash financing activities
Non-cash deposit on reinsurance	$418	$—
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
NOTE 2 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Earnings:
Net income (numerator for basic and diluted calculations)	$158	$289	$574	$749
Less: Net income attributable to noncontrolling interest	2	2	5	5
Net income available to RGA, Inc. shareholders	$156	$287	$569	$744
Shares:
Weighted average outstanding shares (denominator for basic calculation)	66	66	66	66
Equivalent shares from outstanding stock awards	1	1	1	1
Diluted shares (denominator for diluted calculation)	67	67	67	67
Earnings per share:
Basic	$2.37	$4.34	$8.64	$11.19
Diluted	$2.33	$4.29	$8.53	$11.06
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
NOTE 3 EQUITY
Common stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2023	85,310,598	19,689,885	65,620,713
Common stock acquired	—	—	—
Equity based compensation (1)	—	(243,171)	243,171
Balance, September 30, 2024	85,310,598	19,446,714	65,863,884

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2022	85,310,598	18,634,390	66,676,208
Common stock acquired	—	1,069,113	(1,069,113)
Equity based compensation (1)	—	(265,118)	265,118
Balance, September 30, 2023	85,310,598	19,438,385	65,872,213
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
On January 23, 2024, the Company’s board of directors authorized a share repurchase program for up to $500 million of its outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the nine months ended September 30, 2024, the Company did not repurchase any shares of common stock under this program.
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
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2024 and 2023 are as follows (dollars in millions):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2023	$69	$(3,668)	$(29)	$3,256	$3	$(369)
Other comprehensive income (loss) before reclassifications	50	696	(1)	938	4	1,687
Amounts reclassified from AOCI	—	389	1	—	—	390
Deferred income tax benefit (expense)	(11)	(217)	—	(207)	(1)	(436)
Balance, September 30, 2024	$108	$(2,800)	$(29)	$3,987	$6	$1,272

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2022	$(116)	$(5,496)	$(27)	$3,755	$13	$(1,871)
Other comprehensive income (loss) before reclassifications	116	(1,652)	16	2,050	(8)	522
Amounts reclassified from AOCI	—	140	1	—	—	141
Deferred income tax benefit (expense)	(33)	349	(4)	(439)	2	(125)
Balance, September 30, 2023	$(33)	$(6,659)	$(14)	$5,366	$7	$(1,333)
(1)Includes cash flow hedges of $(229) and $(218) as of September 30, 2024 and December 31, 2023, respectively, and $(351) and $(205) as of September 30, 2023 and December 31, 2022, respectively. See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in Statements of Income
Details about AOCI Components	2024	2023	2024	2023
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(68)	$(36)	$(356)	$(132)	Investment related gains (losses), net
Cash flow hedges – Interest rate	3	3	9	7	(1)
Cash flow hedges – Currency/Interest rate	(20)	(8)	(42)	(15)	(1)
Total	(85)	(41)	(389)	(140)
Provision for income taxes	18	13	79	36
Net unrealized gains (losses), net of tax	$(67)	$(28)	$(310)	$(104)
Amortization of defined benefit plan items:
Prior service cost (credit)	$—	$—	$1	$1	(2)
Actuarial gains (losses)	(1)	(1)	(2)	(2)	(2)
Total	(1)	(1)	(1)	(1)
Provision for income taxes	—	—	—	—
Amortization of defined benefit plans, net of tax	$(1)	$(1)	$(1)	$(1)

Total reclassifications for the period	$(68)	$(29)	$(311)	$(105)
(1)See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.
(2)This AOCI component is included in the computation of the net periodic pension cost. See Note 14 – “Employee Benefit Plans” for additional details.
Equity Based Compensation
Equity compensation expense was $37 million and $35 million for the nine months ended September 30, 2024 and 2023, respectively. In the first quarter of 2024, the Company granted 106,233 stock appreciation rights at $185.28 weighted average exercise price per share, 116,883 performance shares and 81,527 restricted stock units to employees. As of September 30, 2024, 1,221,419 share awards at a weighted average strike price per share of $121.74 were vested and exercisable with a remaining weighted average exercise period of 4.4 years. As of September 30, 2024, the total compensation cost of non-vested awards not yet recognized in the financial statements was $44 million. It is estimated that these costs will vest over a weighted average period of 0.8 years.
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
Significant assumptions used to compute the liability for future policy benefits for the Traditional business include mortality, morbidity, lapse rates and discount rates (both accretion and current). During the third quarter of 2024 and 2023, the Company completed its annual assumption review resulting in a $39 million and $85 million increase in the Company’s liability for future policy benefits for its Traditional business during 2024 and 2023, respectively. The increase in the liability in 2024 and 2023 was primarily the result of updating the mortality and lapse assumptions used to measure the liability for future policy benefits. The Company also updated the underlying market data used to determine the current discount rate resulting in changes to the discount rate assumption used to measure the net liability for future policy benefits.
The following tables provide the balances of and changes in the Company’s liability for future policy benefits for long-duration reinsurance contracts for its Traditional business, which primarily consists of individual life, group life and critical illness reinsurance for the nine months ended September 30, 2024 and 2023 (dollars in millions):

For the nine months ended September 30, 2024:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$76,943	$22,689	$15,328	$42,741
Effect of changes in cash flow assumptions	67	(592)	187	975
Effect of actual variances from expected experience	(510)	183	421	210
Adjusted balance, beginning of year	76,500	22,280	15,936	43,926
Issuances (1)	4,980	385	861	2,825
Interest accrual (2)	2,617	560	394	843
Net premiums collected (3)	(4,390)	(737)	(1,119)	(1,653)
Derecognition (4)	(1,000)	—	—	—
Foreign currency translation	(6)	(480)	751	(139)
Ending balance at original discount rate	78,701	22,008	16,823	45,802
Effect of changes in discount rate assumptions	(4,225)	(4,388)	(2,803)	(12,360)
Balance, end of period	$74,476	$17,620	$14,020	$33,442

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$89,036	$26,275	$16,756	$47,370
Effect of changes in cash flow assumptions	36	(620)	212	1,048
Effect of actual variances from expected experience	(623)	177	417	121
Adjusted balance, beginning of year	88,449	25,832	17,385	48,539
Issuances (1)	4,980	385	861	2,825
Interest accrual (2)	3,049	721	425	964
Benefit payments (5)	(4,292)	(799)	(1,115)	(1,476)
Derecognition (4)	(1,008)	—	—	—
Foreign currency translation	(5)	(563)	794	(138)
Ending balance at original discount rate	91,173	25,576	18,350	50,714
Effect of changes in discount rate assumptions	(5,364)	(3,651)	(3,131)	(14,496)
Balance, end of period	$85,809	$21,925	$15,219	$36,218

Liability for future policy benefits	$11,333	$4,305	$1,199	$2,776
Less: reinsurance recoverable	(726)	(272)	(24)	(85)
Net liability for future policy benefits	$10,607	$4,033	$1,175	$2,691

Weighted average duration of the liability (in years)	12	14	8	15
Weighted average interest accretion rate	4.6%	3.6%	3.3%	2.6%
Weighted average current discount rate	5.1%	4.8%	5.5%	4.6%
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

For the nine months ended September 30, 2023:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$74,207	$21,330	$14,244	$40,506
Effect of changes in cash flow assumptions	905	96	199	(180)
Effect of actual variances from expected experience	68	408	75	9
Adjusted balance, beginning of year	75,180	21,834	14,518	40,335
Issuances (1)	3,186	369	884	2,839
Interest accrual (2)	2,619	562	373	794
Net premiums collected (3)	(4,491)	(700)	(1,067)	(1,493)
Derecognition (4)	(35)	—	—	—
Foreign currency translation	5	(54)	(77)	(1,517)
Ending balance at original discount rate	76,464	22,011	14,631	40,958
Effect of changes in discount rate assumptions	(10,563)	(5,879)	(3,145)	(13,178)
Balance, end of period	$65,901	$16,132	$11,486	$27,780

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$85,285	$24,655	$15,454	$44,785
Effect of changes in cash flow assumptions	922	108	246	(171)
Effect of actual variances from expected experience	73	413	84	(40)
Adjusted balance, beginning of year	86,280	25,176	15,784	44,574
Issuances (1)	3,186	369	884	2,839
Interest accrual (2)	3,023	720	402	907
Benefit payments (5)	(4,097)	(752)	(1,033)	(1,287)
Derecognition (4)	(54)	—	—	—
Foreign currency translation	5	(60)	(77)	(1,559)
Ending balance at original discount rate	88,343	25,453	15,960	45,474
Effect of changes in discount rate assumptions	(13,185)	(5,520)	(3,402)	(15,342)
Balance, end of period	$75,158	$19,933	$12,558	$30,132

Liability for future policy benefits	$9,257	$3,801	$1,072	$2,352
Less: reinsurance recoverable	(658)	(259)	(33)	(115)
Net liability for future policy benefits	$8,599	$3,542	$1,039	$2,237

Weighted average duration of the liability (in years)	11	14	8	15
Weighted average interest accretion rate	4.7%	3.7%	3.5%	2.7%
Weighted average current discount rate	5.9%	5.4%	6.0%	4.9%
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
The Company’s Traditional business actual-to-expected variances and the effects of changes in cash flow and discount rate assumptions for the nine months ended September 30, 2024 and 2023 are summarized in the tables below:

For the nine months ended September 30, 2024:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$12.5 billion	$(31) million	$(113) million	$7 million
Canada – Traditional	$3.6 billion	$(28) million	$(6) million	$(134) million
Europe, Middle East and Africa – Traditional	$1.5 billion	$25 million	$(4) million	$(109) million
Asia Pacific – Traditional	$4.9 billion	$73 million	$(89) million	$(171) million

For the nine months ended September 30, 2023:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$12.0 billion	$17 million	$5 million	$(1) million
Canada – Traditional	$3.4 billion	$12 million	$5 million	$(267) million
Europe, Middle East and Africa – Traditional	$1.3 billion	$47 million	$9 million	$(88) million
Asia Pacific – Traditional	$4.5 billion	$9 million	$(49) million	$(233) million
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
Significant assumptions used to compute the liability for future policy benefits for the Financial Solutions business include mortality, morbidity, lapse rates and discount rates (both accretion and current). During the third quarter of 2024 and 2023, the Company completed its annual assumption review resulting in a $20 million increase and $78 million decrease in the Company’s liability for future policy benefits for its Financial Solutions business during 2024 and 2023, respectively. The increase and decrease in the liability in 2024 and 2023 were primarily the result of updating the lapse and mortality assumptions used to measure the liability for future policy benefits. The Company also updated the underlying market data used to determine the current discount rate resulting in changes to the discount rate assumption used to measure the net liability for future policy benefits.
The following tables provide the balances of and changes in the Company’s liability for future policy benefits, including the deferred profit liability related to the longevity business, for its Financial Solutions business, which primarily consists of longevity reinsurance, asset-intensive products, primarily annuities and financial reinsurance for the nine months ended September 30, 2024 and 2023 (dollars in millions):

For the nine months ended September 30, 2024:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,455	$3,184	$54,832	$2,057
Effect of changes in cash flow assumptions	12	—	(93)	1
Effect of actual variances from expected experience	(3)	(7)	1,025	(7)
Adjusted balance, beginning of year	1,464	3,177	55,764	2,051
Issuances (1)	2,755	4,983	9,881	6,443
Interest accrual (2)	33	96	1,364	22
Net premiums collected (3)	(2,867)	(4,284)	(4,046)	(6,823)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(56)	2,596	(52)
Ending balance at original discount rate	1,385	3,916	65,559	1,641
Effect of changes in discount rate assumptions	(179)	(204)	(8,677)	(232)
Balance, end of period	$1,206	$3,712	$56,882	$1,409

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$6,843	$3,210	$60,938	$8,019
Effect of changes in cash flow assumptions	20	—	(90)	10
Effect of actual variances from expected experience	—	(7)	1,026	(8)
Adjusted balance, beginning of year	6,863	3,203	61,874	8,021
Issuances (1)	2,882	4,983	9,881	6,443
Interest accrual (2)	276	189	1,530	129
Benefit payments (5)	(538)	(310)	(3,676)	(326)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(3)	2,918	108
Ending balance at original discount rate	9,483	8,062	72,527	14,375
Effect of changes in discount rate assumptions	(215)	(33)	(9,571)	(1,544)
Balance, end of period	$9,268	$8,029	$62,956	$12,831

Cumulative amount of fair value hedging adjustments	$32	$—	$—	$—

Liability for future policy benefits	$8,094	$4,317	$6,074	$11,422
Less: reinsurance recoverable	(1,241)	—	—	—
Net liability for future policy benefits	$6,853	$4,317	$6,074	$11,422

Weighted average duration of the liability (in years)	8	13	10	15
Weighted average interest accretion rate	3.9%	4.1%	3.1%	1.6%
Weighted average current discount rate	4.9%	4.7%	5.0%	2.8%
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

For the nine months ended September 30, 2023:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,671	$3,394	$38,782	$1,605
Effect of changes in cash flow assumptions	(69)	(54)	(561)	—
Effect of actual variances from expected experience	(20)	(5)	387	(10)
Adjusted balance, beginning of year	1,582	3,335	38,608	1,595
Issuances (1)	923	—	6,278	2,131
Interest accrual (2)	37	80	678	19
Net premiums collected (3)	(1,064)	(249)	(3,045)	(1,573)
Derecognition (4)	—	—	—	—
Foreign currency translation	2	(6)	15	(236)
Ending balance at original discount rate	1,480	3,160	42,534	1,936
Effect of changes in discount rate assumptions	(336)	(482)	(9,571)	(178)
Balance, end of period	$1,144	$2,678	$32,963	$1,758

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$5,823	$3,447	$44,330	$6,561
Effect of changes in cash flow assumptions	(91)	(76)	(595)	—
Effect of actual variances from expected experience	(28)	(13)	374	(12)
Adjusted balance, beginning of year	5,704	3,358	44,109	6,549
Issuances (1)	931	—	6,278	2,141
Interest accrual (2)	173	81	807	65
Benefit payments (5)	(405)	(248)	(2,748)	(199)
Derecognition (4)	(16)	—	—	—
Foreign currency translation	1	(5)	37	(948)
Ending balance at original discount rate	6,388	3,186	48,483	7,608
Effect of changes in discount rate assumptions	(788)	(480)	(10,552)	(997)
Balance, end of period	$5,600	$2,706	$37,931	$6,611

Liability for future policy benefits	$4,456	$28	$4,968	$4,853
Less: reinsurance recoverable	—	—	—	—
Net liability for future policy benefits	$4,456	$28	$4,968	$4,853

Weighted average duration of the liability (in years)	8	7	9	15
Weighted average interest accretion rate	3.5%	3.3%	2.3%	1.3%
Weighted average current discount rate	5.9%	5.5%	5.3%	2.4%
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

The Company’s Financial Solutions business actual-to-expected variances (including the effects of model updates) and the effects of changes in cash flow and discount rate assumptions for the nine months ended September 30, 2024 and 2023 are summarized in the tables below:

For the nine months ended September 30, 2024:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$8.1 billion	$8 million	$3 million	$124 million
Canada – Financial Solutions	$4.1 billion	None	None	$168 million
Europe, Middle East and Africa – Financial Solutions	$7.0 billion	$3 million	$1 million	$(241) million
Asia Pacific – Financial Solutions	$12.7 billion	$9 million	$(1) million	$(540) million

For the nine months ended September 30, 2023:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$4.9 billion	$(22) million	$(8) million	$(119) million
Canada – Financial Solutions	$26 million	$(22) million	$(8) million	$1 million
Europe, Middle East and Africa – Financial Solutions	$5.9 billion	$(34) million	$(13) million	$(67) million
Asia Pacific – Financial Solutions	$5.7 billion	None	$(2) million	$(359) million
Reconciliation and Other Disclosures
The reconciliation of the rollforward of the liability for future policy benefits to the condensed consolidated balance sheets as of September 30, 2024 and 2023 is as follows (dollars in millions):

	September 30,
	2024	2023
Liability for future policy benefits included in the rollforwards:
Traditional:
U.S. and Latin America	$11,333	$9,257
Canada	4,305	3,801
Europe, Middle East and Africa	1,199	1,072
Asia Pacific	2,776	2,352
Financial Solutions:
U.S. and Latin America	8,094	4,456
Canada	4,317	28
Europe, Middle East and Africa	6,074	4,968
Asia Pacific	11,422	4,853
Other long-duration contracts	117	126
Claims liability and incurred but not reported claims	5,406	5,062
Unearned revenue liability	890	499
Total liability for future policy benefits	$55,933	$36,474

The amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for the liability for future policy benefits included in the rollforwards as of September 30, 2024 and 2023 is as follows (dollars in millions):

	September 30,
	2024		2023
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future gross premiums
Traditional:
U.S. and Latin America	$182,731	$87,831	$177,307	$77,008
Canada	54,520	21,928	54,378	19,902
Europe, Middle East and Africa	28,668	15,609	24,778	13,131
Asia Pacific	103,658	42,453	90,652	35,372
Financial Solutions:
U.S. and Latin America	2,816	1,828	3,012	1,794
Canada	6,306	4,101	4,545	2,856
Europe, Middle East and Africa	111,948	57,940	68,410	36,603
Asia Pacific	4,089	2,988	3,797	2,828

Expected future benefit payments
Traditional:
U.S. and Latin America	$191,246	$85,809	$188,177	$75,158
Canada	56,312	21,925	56,423	19,933
Europe, Middle East and Africa	28,796	15,219	24,509	12,558
Asia Pacific	99,908	36,218	87,120	30,132
Financial Solutions:
U.S. and Latin America	15,257	9,268	10,233	5,600
Canada	17,933	8,029	4,285	2,706
Europe, Middle East and Africa	120,917	62,956	71,027	37,931
Asia Pacific	22,330	12,831	10,522	6,611
The amount of gross premiums and interest expense recognized in the condensed consolidated statements of income for the liability for future policy benefits included in the rollforwards for the nine months ended September 30, 2024 and 2023 is as follows (dollars in millions):

	Gross Premiums		Interest Expense
	September 30,		September 30,
	2024	2023	2024	2023
Traditional:
U.S. and Latin America	$4,658	$4,435	$432	$404
Canada	825	808	161	158
Europe, Middle East and Africa	1,101	1,058	31	29
Asia Pacific	2,095	1,959	121	113
Financial Solutions:
U.S. and Latin America	2,816	979	243	136
Canada	120	68	93	1
Europe, Middle East and Africa	669	515	166	129
Asia Pacific	158	171	107	46
Total	$12,442	$9,993	$1,354	$1,016
During the nine months ended September 30, 2024 and 2023, no material charges were incurred resulting from net premiums exceeding gross premiums.

NOTE 5 POLICYHOLDER ACCOUNT BALANCES
Policyholder Account Balances
The following tables provide the balances of and changes in the Company’s liability for its policyholder account balances, reflected in interest-sensitive contract liabilities, for the nine months ended September 30, 2024 and 2023 (dollars in millions):

For the nine months ended September 30, 2024:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,612	$17,838	$3,990
Deposits	1,779	101	1,262
Policy charges	(103)	(61)	(137)
Surrenders and withdrawals	(11)	(1,598)	(903)
Benefit payments	(91)	(346)	(331)
Interest credited	132	432	84
Foreign currency translation	—	—	4
Balance, end of period	$3,318	$16,366	$3,969
Less: reinsurance recoverable	—	(2,844)	—
Balance, end of period, after reinsurance	$3,318	$13,522	$3,969

Weighted average crediting rate	3.1%	3.5%	3.7%
Net amount at risk (1)	$34,671	$6,614	$13
Cash surrender value	$3,313	$16,262	$3,618

For the nine months ended September 30, 2023:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,683	$18,906	$3,351
Deposits	20	84	765
Policy charges	(23)	(26)	(5)
Surrenders and withdrawals	(11)	(1,517)	(93)
Benefit payments	(96)	(357)	(79)
Interest credited	49	425	82
Foreign currency translation	—	—	(43)
Balance, end of period	$1,622	$17,515	$3,978
Less: reinsurance recoverable	—	(1,501)	—
Balance, end of period, after reinsurance	$1,622	$16,014	$3,978

Weighted average crediting rate	4.4%	3.3%	3.0%
Net amount at risk (1)	$664	$2,410	$—
Cash surrender value	$1,608	$17,479	$3,760
(1)    Net amount at risk is defined as the guaranteed amount less the account value as of the balance sheet date. The balance represents the amount of the claim the Company would incur if death claims were filed on all contracts on the balance sheet date.
Information regarding the Company’s policyholder account balances as of September 30, 2024 and 2023 is as follows (dollars in millions):

	September 30,
	2024	2023
Policyholder account balances included in the rollforwards:
Traditional:
U.S. and Latin America	$3,318	$1,622
Financial Solutions:
U.S. and Latin America	16,366	17,515
Asia Pacific	3,969	3,978
Other policyholder account balances
U.S. and Latin America – Financial Solutions	76	51
Total policyholder account balances	$23,729	$23,166

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums as of September 30, 2024 and 2023 is as follows (dollars in millions):

	September 30, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$702	$—	$—	$—	$—	$702
	1.00 – 1.99%	56	2	8	—	—	66
	2.00 – 2.99%	108	—	—	1	—	109
	3.00 – 3.99%	495	7	117	—	—	619
	4.00% and Greater	739	103	980	—	—	1,822
	Total	$2,100	$112	$1,105	$1	$—	$3,318

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,342	12	10	35	29	1,428
	2.00 – 2.99%	1,301	15	35	530	170	2,051
	3.00 – 3.99%	3,693	213	116	4	2	4,028
	4.00% and Greater	8,827	32	—	—	—	8,859
	Total	$15,163	$272	$161	$569	$201	$16,366

Asia Pacific – Financial Solutions	Less than 1.00%	$193	$—	$—	$—	$—	$193
	1.00 – 1.99%	477	—	—	—	—	477
	2.00 – 2.99%	492	—	—	—	—	492
	3.00 – 3.99%	993	—	—	—	—	993
	4.00% and Greater	1,814	—	—	—	—	1,814
	Total	$3,969	$—	$—	$—	$—	$3,969

	September 30, 2023
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	—	—	—	—	—	—
	3.00 – 3.99%	—	—	—	—	—	—
	4.00% and Greater	514	108	1,000	—	—	1,622
	Total	$514	$108	$1,000	$—	$—	$1,622

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,681	10	15	63	35	1,804
	2.00 – 2.99%	1,625	14	42	608	62	2,351
	3.00 – 3.99%	4,335	234	81	2	—	4,652
	4.00% and Greater	8,665	43	—	—	—	8,708
	Total	$16,306	$301	$138	$673	$97	$17,515

Asia Pacific – Financial Solutions	Less than 1.00%	$281	$—	$—	$—	$—	$281
	1.00 – 1.99%	699	—	—	—	—	699
	2.00 – 2.99%	827	—	—	—	—	827
	3.00 – 3.99%	1,289	—	—	—	—	1,289
	4.00% and Greater	882	—	—	—	—	882
	Total	$3,978	$—	$—	$—	$—	$3,978

NOTE 6     UNPAID CLAIMS AND CLAIM EXPENSE – SHORT-DURATION CONTRACTS
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims for short-duration contracts is reported in other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Nine months ended September 30,
	2024	2023
Balance, beginning of year	$2,730	$2,480
Less: reinsurance recoverable	(80)	(57)
Net balance, beginning of year	2,650	2,423
Incurred:
Current year	1,161	1,268
Prior years	(83)	(89)
Total incurred	1,078	1,179
Payments:
Current year	(240)	(278)
Prior years	(700)	(721)
Total payments	(940)	(999)
Other changes:
Interest accretion	29	25
Foreign exchange adjustments	(4)	(45)
Total other changes	25	(20)

Net balance, end of period	2,813	2,583
Plus: reinsurance recoverable	62	71
Balance, end of period	$2,875	$2,654
Incurred claims associated with prior periods are primarily due to the development of claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

NOTE 7 MARKET RISK BENEFITS
The following table provides the balances of and changes in the Company’s market risk benefits for the nine months ended September 30, 2024 and 2023 (dollars in millions):

	U.S. and Latin America – Financial Solutions
	Nine months ended September 30,
	2024	2023
Balance, beginning of year	$249	$247
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	253	263
Interest accrual	8	9
Attributed fees collected	19	19
Benefit payments	—	1
Effect of changes in future assumptions	3	16
Effect of changes in interest rates	(3)	(54)
Effect of changes in equity markets	(39)	(25)
Effect of changes in volatility	—	(5)
Other market impacts	(13)	(11)
Actual policyholder behavior different from expected behavior	13	12
Balance, end of period, before effect of changes in the instrument-specific credit risk	241	225
Effect of changes in the instrument-specific credit risk	(8)	(9)
Balance, end of period	233	216
Less: reinsurance recoverable	—	—
Balance, end of period, after reinsurance	$233	$216

Net amount at risk	$1,285	$1,375
Weighted average attained age of contract holders (in years)	71	71
The reconciliation of the rollforward for market risk benefits to the condensed consolidated balance sheets as of September 30, 2024 and 2023 is as follows (dollars in millions):

	September 30,			September 30,
	2024			2023
	Asset (1)	Liability	Net	Asset (1)	Liability	Net
U.S. and Latin America – Financial Solutions	$14	$247	$(233)	$8	$224	$(216)
Total market risk benefits	$14	$247	$(233)	$8	$224	$(216)
(1)Included in Other assets.
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
During the nine months ended September 30, 2024 and 2023, there were no material changes made to the inputs in the market risk benefits calculations, and nonfinancial assumptions were unchanged.

NOTE 8 DEFERRED POLICY ACQUISITION COSTS
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Traditional business for the nine months ended September 30, 2024 and 2023 (dollars in millions):

For the nine months ended September 30, 2024:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,191	$173	$347	$1,098
Capitalization	899	6	56	117
Amortization expense	(121)	(8)	(36)	(44)
Foreign currency translation	(2)	(4)	12	(1)
Balance, end of period	$2,967	$167	$379	$1,170

For the nine months ended September 30, 2023:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,087	$171	$294	$1,043
Capitalization	183	7	75	94
Amortization expense	(111)	(9)	(28)	(44)
Foreign currency translation	1	—	(10)	(24)
Balance, end of period	$2,160	$169	$331	$1,069
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Financial Solutions business for the nine months ended September 30, 2024 and 2023 (dollars in millions):

For the nine months ended September 30, 2024:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$552	$—	$—	$250
Capitalization	1	—	—	67
Amortization expense	(44)	—	—	(33)
Other	(14)	—	—	—
Foreign currency translation	—	—	—	1
Balance, end of period	$495	$—	$—	$285

For the nine months ended September 30, 2023:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$341	$—	$—	$188
Capitalization	—	—	—	89
Amortization expense	(32)	—	—	(24)
Foreign currency translation	—	—	—	(6)
Balance, end of period	$309	$—	$—	$247

The reconciliation of deferred policy acquisition costs to the condensed consolidated balance sheets as of September 30, 2024 and 2023 is as follows (dollars in millions):

	September 30,
	2024	2023
Deferred policy acquisition costs included in the rollforwards:
Traditional:
U.S. and Latin America	$2,967	$2,160
Canada	167	169
Europe, Middle East and Africa	379	331
Asia Pacific	1,170	1,069
Financial Solutions:
U.S. and Latin America	495	309
Canada	—	—
Europe, Middle East and Africa	—	—
Asia Pacific	285	247
Other long-duration business:
Corporate and Other	14	4
Total deferred policy acquisition costs	$5,477	$4,289
NOTE 9 REINSURANCE
Ceded Reinsurance
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of the benefits paid by ceding reinsurance to other insurance or reinsurance companies under excess coverage and coinsurance contracts. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. During the third quarter of 2024, the Company decided to increase its per life retention limit to $8 million to $30 million on January 1, 2025, and began notifying the Company’s retrocessionaires of the increased per life retention limit and the Company’s intention to recapture risk ceded to the Company’s retrocessionaires in the future. The increased retention limit and updated recapture assumption resulted in a future policy benefits remeasurement loss of $136 million recognized in the third quarter of 2024.
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance. At September 30, 2024 and December 31, 2023, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2024, all rated retrocession pool participants followed by the A.M. Best Company were rated “B++ (Good)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets have been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
Ruby Reinsurance Company (Ruby Re), a Missouri-domiciled life reinsurance company to reinsure U.S. asset-intensive business was launched in 2023 with the Company as a sponsor. The Company, which is not an investor in Ruby Re, does not consolidate the entity. During the third quarter of 2024, the Company completed a coinsurance funds withheld transaction under which it retroceded $390 million of asset-intensive business to Ruby Re. As of September 30, 2024, the Company has a ceded reinsurance recoverable from Ruby Re of approximately $2.7 billion.
Two reinsurance companies, including Ruby Re, account for approximately 77.2% of reinsurance ceded receivables and other as of September 30, 2024.
As of September 30, 2024 and December 31, 2023, $4 million and $10 million of claims recoverable were in excess of 90 days past due, respectively. Also included in reinsurance ceded receivables and other is a deposit asset on reinsurance of $2.8 billion and $3.1 billion as of September 30, 2024 and December 31, 2023, respectively.
Funds Withheld
Certain of the Company’s retrocession agreements, including those with Ruby Re, are on a modco or funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and established a funds withheld liability. Net investment income related to the funds withheld assets are reported in other reinsurance expense, and net realized gains (losses) related to the assets are reported net of the amount that is passed on to the assuming company. The following assets were held in support of the Company’s funds withheld arrangements and are reported in the line items shown in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 (dollars in millions):

	September 30, 2024	December 31, 2023
Fixed maturity securities available-for-sale	$2,390	$2,442
Equity securities	2	2
Mortgage loans	452	451
Funds withheld at interest	1,486	1,545
Real estate joint ventures	48	35
Short-term investments and cash and cash equivalents	58	30
Accrued investment income	32	28
Net other assets	—	1
Net assets	$4,468	$4,534
Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. The Company had a $4,809 million and $4,483 million funds withheld payable as of September 30, 2024 and December 31, 2023, respectively, net of an embedded derivative asset of $51 million and $206 million as of September 30, 2024 and December 31, 2023.
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
The following tables provide information relating to investments in fixed maturity securities by type as of September 30, 2024 and December 31, 2023 (dollars in millions):

September 30, 2024:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$53,327	$104	$1,058	$3,194	$51,087	65.4%
Canadian government	4,517	—	494	41	4,970	6.4
Japanese government	6,103	—	3	836	5,270	6.7
ABS	5,521	15	44	177	5,373	6.9
CMBS	2,327	1	27	115	2,238	2.9
RMBS	1,374	—	20	76	1,318	1.7
U.S. government	1,897	—	18	212	1,703	2.1
State and political subdivisions	895	—	7	81	821	1.1
Other foreign government	5,645	—	84	360	5,369	6.8
Total fixed maturity securities	$81,606	$120	$1,755	$5,092	$78,149	100.0%

December 31, 2023:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$42,014	$62	$554	$3,751	$38,755	64.1%
Canadian government	3,477	—	473	33	3,917	6.5
Japanese government	3,630	—	3	502	3,131	5.2
ABS	4,661	12	19	239	4,429	7.3
CMBS	1,969	1	7	202	1,773	2.9
RMBS	1,173	—	8	102	1,079	1.8
U.S. government	2,725	—	9	214	2,520	4.2
State and political subdivisions	1,236	—	7	129	1,114	1.8
Other foreign government	4,092	—	45	388	3,749	6.2
Total fixed maturity securities	$64,977	$75	$1,125	$5,560	$60,467	100.0%

The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers, including certain agencies, greater than 10% of the Company’s equity are disclosed below, as of September 30, 2024 and December 31, 2023 (dollars in millions):

	September 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Japanese government	$6,103	$5,270	$3,630	$3,131
U.S. government	1,897	1,703	2,725	2,520
Canadian province of Quebec	1,591	1,843	1,467	1,748
Canadian province of Ontario	1,180	1,291	1,019	1,125
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of September 30, 2024, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,699	$1,701
Due after one year through five years	11,881	11,829
Due after five years through ten years	13,649	13,480
Due after ten years	45,155	42,210
Structured securities	9,222	8,929
Total	$81,606	$78,149
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of September 30, 2024 and December 31, 2023 (dollars in millions):

September 30, 2024:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$17,482	$16,641	32.6%
Industrial	27,697	26,682	52.2
Utility	8,148	7,764	15.2
Total	$53,327	$51,087	100.0%

December 31, 2023:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$15,052	$13,789	35.6%
Industrial	21,413	19,935	51.4
Utility	5,549	5,031	13.0
Total	$42,014	$38,755	100.0%
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

The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Corporate	ABS	CMBS	Total
For the three months ended September 30, 2024:
Balance, beginning of period	$95	$15	$1	$111
Credit losses recognized on securities for which credit losses were not previously recorded	10	—	—	10
Reductions for securities sold during the period	—	—	—	—
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(1)	—	—	(1)
Write-offs charged against the allowance	—	—	—	—
Balance, end of period	$104	$15	$1	$120
For the three months ended September 30, 2023:
Balance, beginning of period	$62	$12	$1	$75
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(1)	—	—	(1)
Write-offs charged against the allowance	(6)	—	—	(6)
Balance, end of period	$55	$12	$1	$68

	Corporate	ABS	CMBS	Total
For the nine months ended September 30, 2024:
Balance, beginning of period	$62	$12	$1	$75
Credit losses recognized on securities for which credit losses were not previously recorded	42	—	—	42
Reductions for securities sold during the period	(9)	—	—	(9)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	8	3	—	11
Write-offs charged against the allowance	1	—	—	1
Balance, end of period	$104	$15	$1	$120
For the nine months ended September 30, 2023:
Balance, beginning of period	$27	$10	$—	$37
Credit losses recognized on securities for which credit losses were not previously recorded	44	—	1	45
Reductions for securities sold during the period	(10)	—	—	(10)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	—	2	—	2
Write-offs charged against the allowance	(6)	—	—	(6)
Balance, end of period	$55	$12	$1	$68
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
The following tables present the estimated fair value and gross unrealized losses for the 5,308 and 5,788 fixed maturity securities for which both the estimated fair value had declined and remained below amortized cost and an allowance for credit loss has not been recorded as of September 30, 2024 and December 31, 2023 (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
September 30, 2024:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$3,871	$71	$21,471	$3,036	$25,342	$3,107
Canadian government	159	6	432	35	591	41
Japanese government	2,408	159	2,489	677	4,897	836
ABS	1,054	22	2,039	148	3,093	170
CMBS	188	12	1,156	96	1,344	108
RMBS	—	—	636	76	636	76
U.S. government	264	2	711	210	975	212
State and political subdivisions	—	—	532	81	532	81
Other foreign government	770	10	2,009	302	2,779	312
Total investment grade securities	8,714	282	31,475	4,661	40,189	4,943
Below investment grade securities:
Corporate	392	14	413	62	805	76
ABS	13	2	44	5	57	7
CMBS	—	—	—	—	—	—
Other foreign government	—	—	190	48	190	48
Total below investment grade securities	405	16	647	115	1,052	131
Total fixed maturity securities	$9,119	$298	$32,122	$4,776	$41,241	$5,074

	Less than 12 months		12 months or greater		Total
December 31, 2023:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$2,134	$70	$24,207	$3,524	$26,341	$3,594
Canadian government	—	—	459	33	459	33
Japanese government	876	50	2,193	452	3,069	502
ABS	336	5	3,025	223	3,361	228
CMBS	160	5	1,328	190	1,488	195
RMBS	115	3	681	99	796	102
U.S. government	614	10	717	204	1,331	214
State and political subdivisions	73	1	864	128	937	129
Other foreign government	254	3	2,290	333	2,544	336
Total investment grade securities	4,562	147	35,764	5,186	40,326	5,333
Below investment grade securities:
Corporate	295	36	649	121	944	157
ABS	—	—	68	10	68	10
CMBS	—	—	4	1	4	1
Other foreign government	—	—	193	52	193	52
Total below investment grade securities	295	36	914	184	1,209	220
Total fixed maturity securities	$4,857	$183	$36,678	$5,370	$41,535	$5,553
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

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Fixed maturity securities available-for-sale	$933	$707	$2,574	$2,035
Equity securities	2	2	5	5
Mortgage loans	103	84	290	238
Policy loans	14	13	42	39
Funds withheld at interest	88	88	253	240
Limited partnerships and real estate joint ventures	46	41	74	114
Short-term investments and cash and cash equivalents	48	28	126	71
Other invested assets	(6)	2	(5)	14
Investment income	1,228	965	3,359	2,756
Investment expense	(40)	(43)	(128)	(121)
Net investment income	$1,188	$922	$3,231	$2,635
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$(9)	$7	$(45)	$(31)
Impairments on fixed maturity securities	—	—	(1)	(1)
Realized gains on investment activity	72	12	172	54
Realized losses on investment activity	(113)	(61)	(477)	(173)
Net gains (losses) on equity securities	6	(2)	5	(4)
Change in mortgage loan allowance for credit losses	(12)	(17)	(20)	(23)
Limited partnerships and real estate joint venture impairment losses	—	—	(8)	—
Change in fair value of certain limited partnership investments	17	25	18	32
Net gains (losses) on freestanding derivatives	87	(98)	(131)	(222)
Net gains (losses) on embedded derivatives	(112)	1	(9)	18
Other, net	(14)	7	(2)	24
Total investment related gains (losses), net	$(78)	$(126)	$(498)	$(326)
Collateral Arrangements
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of invested assets as collateral. Pledged invested assets are included in the condensed consolidated balance sheets. Invested assets received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of September 30, 2024 and December 31, 2023, none of the collateral received had been sold or repledged.
The Company also holds invested assets on deposit to meet regulatory requirements and holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties.
The following table includes invested assets on deposit, invested assets pledged and received as collateral, assets in trust held to satisfy collateral requirements and FHLB common stock restricted as to sale as of September 30, 2024 and December 31, 2023 (dollars in millions):

	September 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Invested assets on deposit (regulatory deposits)	$12	$10	$12	$9
Invested assets pledged as collateral	891	814	572	517
Invested assets received as collateral	n/a	2,419	n/a	1,827
Assets in trust held to satisfy collateral requirements	47,251	45,545	32,758	30,359
FHLB common stock restricted as to sale	72	72	63	63

Securities Lending and Repurchase/Reverse Repurchase Agreements
The following table provides the estimated fair value of securities relating to securities lending and repurchase/reverse repurchase agreements as of September 30, 2024 and December 31, 2023 (dollars in millions):

	September 30, 2024			December 31, 2023
	Securities Loaned, Pledged, or Sold (1)	Securities Borrowed or Collateral Received from Counterparties (2)	Cash Collateral Received from Counterparties (3)	Securities Loaned, Pledged, or Sold (1)	Securities Borrowed or Collateral Received from Counterparties (2)	Cash Collateral Received from Counterparties (3)
Securities lending transactions	$782	$1,042	$—	$732	$1,013	$—
Repurchase/reverse repurchase transactions	1,923	930	1,044	1,333	517	820
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
The following tables present the estimated fair value of securities by the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of September 30, 2024 and December 31, 2023 (dollars in millions):

	September 30, 2024					December 31, 2023
	Remaining Contractual Maturity of the Agreements					Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$77	$142	$199	$418	$—	$—	$94	$41	$135
Japanese government	—	—	—	251	251	—	88	—	480	568
ABS	—	—	12	3	15	—	—	—	—	—
CMBS	—	—	48	—	48	—	—	—	—	—
RMBS	—	—	14	—	14	—	—	—	—	—
U.S. government	—	—	—	9	9	—	—	—	—	—
State and political subdivisions	—	—	—	6	6	—	—	—	11	11
Other foreign government	—	—	11	10	21	—	—	13	5	18
Total	—	77	227	478	782	—	88	107	537	732
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	554	554	—	—	—	553	553
Japanese government	—	—	—	393	393	—	—	—	158	158
ABS	—	—	—	299	299	—	—	—	229	229
CMBS	—	—	—	254	254	—	—	—	221	221
RMBS	—	—	—	52	52	—	—	—	52	52
U.S. government	—	—	—	268	268	—	—	—	14	14
Other foreign government	—	—	—	103	103	—	—	—	106	106
Total	—	—	—	1,923	1,923	—	—	—	1,333	1,333
Total transactions	$—	$77	$227	$2,401	$2,705	$—	$88	$107	$1,870	$2,065

Mortgage Loans
As of September 30, 2024, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (12.4%), Texas (9.7%) and Washington (6.3%), in addition to loans secured by properties in Canada (7.6%) and the United Kingdom (2.6%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of September 30, 2024 and December 31, 2023 (dollars in millions):

	September 30, 2024		December 31, 2023
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office	$1,709	20.1%	$1,700	22.8%
Retail	2,748	32.4	2,437	32.7
Industrial	2,503	29.4	1,947	26.1
Apartment	1,076	12.7	913	12.2
Hotel	417	4.9	413	5.5
Other commercial	40	0.5	49	0.7
Recorded investment	8,493	100.0%	7,459	100.0%
Unamortized balance of loan origination fees and expenses	(18)		(15)
Allowance for credit losses	(87)		(67)
Total mortgage loans	$8,388		$7,377
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of September 30, 2024 and December 31, 2023 (dollars in millions):

	September 30, 2024		December 31, 2023
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$3,944	46.4%	$3,228	43.3%
Due after five years through ten years	3,643	42.9	3,334	44.7
Due after ten years	906	10.7	897	12.0
Total	$8,493	100.0%	$7,459	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of September 30, 2024 and December 31, 2023 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
September 30, 2024:
Loan-to-Value Ratio
0% – 59.99%	$4,327	$202	$83	$13	$4,625	54.5%
60% – 69.99%	2,148	237	63	45	2,493	29.4
70% – 79.99%	737	102	36	—	875	10.2
80% or greater	339	55	106	—	500	5.9
Total	$7,551	$596	$288	$58	$8,493	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2023:
Loan-to-Value Ratio
0% – 59.99%	$3,672	$272	$27	$46	$4,017	53.9%
60% – 69.99%	1,947	154	44	—	2,145	28.8
70% – 79.99%	843	52	34	—	929	12.4
80% or greater	198	70	100	—	368	4.9
Total	$6,660	$548	$205	$46	$7,459	100.0%

The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of September 30, 2024 and December 31, 2023 (dollars in millions):

	Recorded Investment
	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
September 30, 2024:
Internal credit quality grade:
High investment grade	$352	$473	$641	$613	$268	$2,054	$4,401
Investment grade	730	752	728	442	239	803	3,694
Average	—	12	—	—	18	233	263
Watch list	—	—	—	—	—	112	112
In or near default	—	—	—	—	—	23	23
Total	$1,082	$1,237	$1,369	$1,055	$525	$3,225	$8,493

	Recorded Investment
	Year of Origination
	2023	2022	2021	2020	2019	Prior	Total
December 31, 2023:
Internal credit quality grade:
High investment grade	$475	$635	$573	$304	$491	$1,734	$4,212
Investment grade	754	668	384	245	313	564	2,928
Average	12	—	—	18	63	203	296
Watch list	—	—	—	—	—	16	16
In or near default	—	—	—	—	—	7	7
Total	$1,241	$1,303	$957	$567	$867	$2,524	$7,459
The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of September 30, 2024 and December 31, 2023 (dollars in millions):

	September 30, 2024	December 31, 2023
Current	$8,441	$7,431
31 – 60 days past due	23	28
61 – 90 days past due	6	—
Greater than 90 days past due	23	—
Total	$8,493	$7,459
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$75	$57	$67	$51
Change in allowance for credit losses	12	17	20	23
Balance, end of period	$87	$74	$87	$74
During the nine months ended September 30, 2024, the Company modified eight mortgage loans for borrowers experiencing financial difficulty providing interest only payments and maturity extensions. The total recorded investment before allowance for credit losses for the modified loans was $90 million as of September 30, 2024. During the nine months ended September 30, 2023, the Company modified six mortgage loans providing interest only payments and maturity extensions. The total recorded investment before allowance for credit losses for modified loans was $68 million as of September 30, 2023.
During the nine months ended September 30, 2024, the Company converted three mortgage loans totaling $23 million to owned properties through deed in lieu of foreclosure. Additionally, the Company reclassified one property in the amount of $21 million, that was previously held for sale, to held for use. During the nine months ended September 30, 2023, the Company converted two mortgage loans in the total amount of $36 million to owned properties as a result of foreclosures.
The Company had one mortgage loan in the amount of $23 million and two mortgage loans in the amount of $41 million that were on nonaccrual status as of September 30, 2024 and 2023, respectively. The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2024 and 2023.

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
Funds Withheld at Interest
As of September 30, 2024, $3.1 billion of the funds withheld at interest balance is primarily associated with two clients. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of September 30, 2024 and December 31, 2023 are as follows (dollars in millions):

	September 30, 2024	December 31, 2023
Limited partnerships – equity method	$1,029	$925
Limited partnerships – fair value	920	856
Limited partnerships – cost method	55	71
Real estate joint ventures	968	783
Total limited partnerships and real estate joint ventures	$2,972	$2,635
Other Invested Assets
Other invested assets include lifetime mortgages, derivative contracts and FHLB common stock. Other invested assets also includes real estate held for investment, which is included in “Other” in the table below. As of September 30, 2024 and December 31, 2023, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of September 30, 2024 and December 31, 2023 are as follows (dollars in millions):

	September 30, 2024	December 31, 2023
Lifetime mortgages	$1,026	$944
Derivatives	199	97
FHLB common stock	72	63
Other	64	67
Total other invested assets	$1,361	$1,171
NOTE 11 DERIVATIVE INSTRUMENTS
See Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2023 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. See Note 13 – “Fair Value of Assets and Liabilities” of the Company’s 2023 Annual Report for additional disclosures related to the fair value hierarchy for derivative instruments, including embedded derivatives.
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

Summary of Derivative Positions
Freestanding derivatives are included in other invested assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest or funds withheld payable, at fair value. Embedded derivative liabilities on indexed annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of September 30, 2024 and December 31, 2023 (dollars in millions):

		September 30, 2024			December 31, 2023
	Primary Underlying Risk	Notional	Carrying Value / Fair Value		Notional	Carrying Value / Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,796	$6	$4	$1,609	$4	$3
Interest rate options	Interest rate	2,266	—	—	5,555	7	—
Total return swaps	Interest rate	1,075	21	17	500	24	—
Interest rate futures	Interest rate	—	—	—	97	—	—
Foreign currency swaps	Foreign currency	150	35	—	150	27	—
Foreign currency forwards	Foreign currency	1,142	55	1	809	36	—
Foreign currency options	Foreign currency	350	2	—	—	—	—
Equity options	Equity	141	2	—	253	8	—
Equity futures	Equity	225	—	—	255	—	—
Credit default swaps	Credit	2,726	5	3	1,475	5	1
CPI swaps	CPI	445	7	3	468	11	3
Synthetic GICs	Interest rate	15,395	—	—	16,135	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	274	454	—	356	527
Indexed annuity products		—	—	385	—	—	415
Total non-designated derivatives		25,711	407	867	27,306	478	949
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate	3,269	89	78	1,770	9	86
Forward bond purchase commitments	Interest rate	1,673	7	101	1,076	11	80
Foreign currency swaps	Foreign currency	2,026	37	71	809	7	64
Foreign currency forwards	Foreign currency	1,315	4	9	1,143	5	17
Total hedging derivatives		8,283	137	259	4,798	32	247
Total derivatives		$33,994	$544	$1,126	$32,104	$510	$1,196

Fair Value Hedges
The Company designates and reports the following as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging: (i) certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets; and (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities. The gain or loss on the hedged item attributable to a change in interest rates or foreign currency and the offsetting gain or loss on the related interest rate or foreign currency swaps for the three and nine months ended September 30, 2024 and 2023 are as follows (dollars in millions):

Derivative Type	Hedged Item	Investment Related Gains (Losses), Net		Claims and Other Policy Benefits		Interest Credited
		Derivatives	Hedged Items	Derivatives	Hedged Items	Derivatives	Hedged Items
For the three months ended September 30, 2024:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$—	$—	$—	$—	$—	$—
Interest rate swaps	Future policy benefits	—	—	31	(34)	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	42	(45)
For the three months ended September 30, 2023:
Foreign currency swaps	Foreign-denominated fixed maturity securities	(4)	3	—	—	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	(2)	2
For the nine months ended September 30, 2024:
Foreign currency swaps	Foreign-denominated fixed maturity securities	2	(4)	—	—	—	—
Interest rate swaps	Future policy benefits	—	—	27	(32)	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	37	(43)
For the nine months ended September 30, 2023:
Foreign currency swaps	Foreign-denominated fixed maturity securities	(7)	5	—	—	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	(2)	2
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges (dollars in millions):

Hedged Item	Carrying Amount of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets / (Liabilities)		Discontinued Fair Value Hedge Adjustments Included in the Cumulative Adjustments
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Foreign-denominated fixed maturity securities	$—	$89	n/a	n/a	n/a	n/a
Future policy benefits	(672)	—	(32)	—	(25)	—
Interest-sensitive contract liabilities	(970)	(25)	(43)	(1)	(23)	1
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
The following table presents the cash flow hedge components of AOCI, before income taxes, and where the gain or loss related to cash flow hedges is recognized on the condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Three months ended September 30,
	2024	2023
Balance, beginning of period	$(413)	$(228)
Gains (losses), net deferred in other comprehensive income (loss)	167	(128)
Amounts reclassified to net investment income	20	8
Amounts reclassified to interest expense	(3)	(3)
Balance, end of period	$(229)	$(351)

	Nine months ended September 30,
	2024	2023
Balance, beginning of period	$(218)	$(205)
Gains (losses), net deferred in other comprehensive income (loss)	(44)	(154)
Amounts reclassified to net investment income	42	15
Amounts reclassified to interest expense	(9)	(7)
Balance, end of period	$(229)	$(351)
As of September 30, 2024, approximately $28 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to net investment income during the next twelve months. For the same time period, approximately $6 million of before-tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
		Net Investment Income	Interest Expense
For the three months ended September 30, 2024:
Interest rate	$57	$(3)	$3
Foreign currency	110	(17)	—
Total	$167	$(20)	$3
For the three months ended September 30, 2023:
Interest rate	$(113)	$(4)	$3
Foreign currency	(15)	(4)	—
Total	$(128)	$(8)	$3

For the nine months ended September 30, 2024:
Interest rate	$(33)	$(9)	$9
Foreign currency	(11)	(33)	—
Total	$(44)	$(42)	$9
For the nine months ended September 30, 2023:
Interest rate	$(107)	$(4)	$7
Foreign currency	(47)	(11)	—
Total	$(154)	$(15)	$7
For the three and nine months ended September 30, 2024 and 2023, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	Three months ended September 30,		Nine months ended September 30,
Derivative Type	2024	2023	2024	2023
Foreign currency swaps	$—	$—	$—	$—
Foreign currency forwards	(12)	29	24	8
Total	$(12)	$29	$24	$8
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $207 million and $183 million as of September 30, 2024 and December 31, 2023, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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

A summary of the effect of non-qualifying derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 is as follows (dollars in millions):

		Gains (Losses) for the three months ended September 30,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2024	2023
Interest rate swaps	Investment related gains (losses), net	$13	$(64)
Interest rate options	Investment related gains (losses), net	(3)	16
Total return swaps	Investment related gains (losses), net	7	(8)
Interest rate futures	Investment related gains (losses), net	—	—
Foreign currency swaps	Investment related gains (losses), net	(7)	8
Foreign currency forwards	Investment related gains (losses), net	77	(37)
Foreign currency options	Investment related gains (losses), net	2	—
Equity options	Investment related gains (losses), net	1	3
Equity futures	Investment related gains (losses), net	(12)	11
Credit default swaps	Investment related gains (losses), net	10	(26)
CPI swaps	Investment related gains (losses), net	(1)	—
Subtotal		87	(97)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(112)	1
Indexed annuity products	Interest credited	(15)	3
Total non-qualifying derivatives		$(40)	$(93)

		Gains (Losses) for the nine months ended September 30,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2024	2023
Interest rate swaps	Investment related gains (losses), net	$(31)	$(74)
Interest rate options	Investment related gains (losses), net	(6)	(10)
Total return swaps	Investment related gains (losses), net	—	—
Interest rate futures	Investment related gains (losses), net	2	2
Foreign currency swaps	Investment related gains (losses), net	15	20
Foreign currency forwards	Investment related gains (losses), net	(85)	(130)
Foreign currency options	Investment related gains (losses), net	(1)	—
Equity options	Investment related gains (losses), net	(4)	(22)
Equity futures	Investment related gains (losses), net	(31)	(8)
Credit default swaps	Investment related gains (losses), net	14	(5)
CPI swaps	Investment related gains (losses), net	(2)	7
Subtotal		(129)	(220)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(9)	18
Indexed annuity products	Interest credited	(27)	14
Total non-qualifying derivatives		$(165)	$(188)

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at September 30, 2024 and December 31, 2023 (dollars in millions):

	September 30, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
AAA/AA/A
Single name credit default swaps	$(1)	$410	17.8	$2	$420	18.1
BBB
Single name credit default swaps	3	145	2.3	4	165	2.8
Credit default swaps referencing indices	—	2,156	4.9	(1)	880	5.0
Subtotal	3	2,301	4.7	3	1,045	4.7
BB
Single name credit default swaps	—	5	1.7	(1)	10	2.2
B
Single name credit default swaps	—	10	1.5	—	—	0.0
Total	$2	$2,726	6.7	$4	$1,475	8.5
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
The following table provides information relating to the netting of the Company’s derivative instruments as of September 30, 2024 and December 31, 2023 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments / Collateral (1)	Net Amount
September 30, 2024:
Derivative assets	$270	$(71)	$199	$(199)	$—
Derivative liabilities	287	(71)	216	(216)	—
December 31, 2023:
Derivative assets	154	(57)	97	(97)	—
Derivative liabilities	254	(57)	197	(197)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of September 30, 2024, the Company had credit exposure of $16 million.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are summarized below (dollars in millions):

September 30, 2024:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$51,087	$—	$44,944	$6,143
Canadian government	4,970	—	4,970	—
Japanese government	5,270	—	5,270	—
ABS	5,373	—	3,851	1,522
CMBS	2,238	—	2,204	34
RMBS	1,318	—	1,318	—
U.S. government	1,703	1,608	89	6
State and political subdivisions	821	—	821	—
Other foreign government	5,369	—	5,335	34
Total fixed maturity securities available-for-sale	78,149	1,608	68,802	7,739
Equity securities	155	73	—	82
Funds withheld at interest – embedded derivatives	(231)	—	—	(231)
Funds withheld at interest	60	—	—	60
Cash equivalents	3,530	3,530	—	—
Short-term investments	345	160	174	11
Other invested assets:
Derivatives	199	—	199	—
Other	19	—	19	—
Total other invested assets	218	—	218	—
Total	$82,226	$5,371	$69,194	$7,661
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$385	$—	$—	$385
Funds withheld at interest – embedded derivatives	(51)	—	—	(51)
Derivatives – other liabilities	216	—	216	—
Total	$550	$—	$216	$334
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of September 30, 2024, the fair value of such investments was $921 million.

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

Quantitative Information Regarding Internally Priced Assets and Liabilities

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of September 30, 2024 and December 31, 2023 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Input	Range (Weighted Average)
	September 30, 2024	December 31, 2023			September 30, 2024	December 31, 2023
Assets:
Corporate	$115	$91	Market comparable securities	Liquidity premium	2-2% (2%)	0-2% (1%)
				EBITDA Multiple	5.7x-11.0x (8.7x)	6.0x-8.5x (7.1x)
ABS	285	268	Market comparable securities	Liquidity premium	0-9% (2%)	0-18% (2%)
U.S. government	6	7	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	32	31	Market comparable securities	Liquidity premium	4%	4%
				EBITDA Multiple	8.4x-12.8x (10.9x)	8.4x-12.3x (10.1x)
Short-Term Investments	1	—	Market comparable securities	EBITDA Multiple	6.2x	—
Funds withheld at interest – embedded derivatives	14	(50)	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (16%)	0-35% (18%)
				Withdrawal	0-10% (4%)	0-5% (4%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-4% (2%)	1-4% (2%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed annuities	385	415	Discounted cash flow	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (15%)	0-35% (17%)
				Withdrawal	0-10% (4%)	0-5% (4%)
				Option budget projection	1-4% (2%)	1-4% (2%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended September 30, 2024:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$5,501	$31	$1,497	$27	$74	$—	$15	$(68)	$55	$(386)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	4	—	—	—	—	—	—	—	3	—
Investment related gains (losses), net	(8)	—	—	—	3	—	(1)	(112)	—	—
Interest credited	—	—	—	—	—	—	—		—	(15)
Included in other comprehensive income (loss)	149	3	26	—	—	—	—	—	3	—
Purchases (2)	809	—	99	—	6	—	(3)	—	1	(7)
Sales (2)	(96)	—	—	—	(1)	—	—	—	—	—
Settlements (2)	(196)	—	(101)	—	—	—	—	—	(2)	23
Transfers into Level 3	—	—	36	—	—	—	—	—	—	—
Transfers out of Level 3	(20)	—	(1)	(21)	—	—	—	—	—	—
Fair value, end of period	$6,143	$34	$1,556	$6	$82	$—	$11	$(180)	$60	$(385)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$—	$—	$—	$—	$—	$—	$3	$—
Investment related gains (losses), net	(11)	—	—	—	2	—	(1)	(112)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(39)
Included in other comprehensive income (loss)	150	3	26	—	—	—	—	—	3	—
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

For the nine months ended September 30, 2024:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$4,933	$35	$1,425	$26	$70	$—	$2	$(171)	$54	$(415)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	10	—	3	—	—	—	—	—	5	—
Investment related gains (losses), net	(56)	—	(1)	—	(4)	—	(1)	(9)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(27)
Included in other comprehensive income (loss)	132	(1)	30	—	—	—	—	—	2	—
Purchases (2)	2,001	—	287	—	17	—	12	—	2	(18)
Sales (2)	(278)	—	(23)	—	(1)	—	(1)	—	—	—
Settlements (2)	(546)	—	(260)	(1)	—	—	—	—	(3)	75
Transfers into Level 3	1	—	117	2	—	—	—	—	—	—
Transfers out of Level 3	(54)	—	(22)	(21)	—	—	(1)	—	—	—
Fair value, end of period	$6,143	$34	$1,556	$6	$82	$—	$11	$(180)	$60	$(385)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$6	$—	$2	$—	$—	$—	$—	$—	$5	$—
Investment related gains (losses), net	(56)	—	(3)	—	(5)	—	(1)	(9)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(103)
Included in other comprehensive income (loss)	135	(1)	32	—	—	—	—	—	2	—
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

For the three months ended September 30, 2023:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$4,654	$35	$1,397	$29	$68	$—	$6	$9	$53	$(472)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	1	—	1	—	—	—	—	—	—	—
Investment related gains (losses), net	4	—	—	—	—	—	—	1	—	—
Interest credited	—	—	—	—	—	—	—	—	—	3
Included in other comprehensive income (loss)	(84)	(2)	(16)	(2)	—	—	—	—	(2)	—
Purchases (2)	170	—	29	—	—	—	9	—	—	3
Sales (2)	(19)	—	(10)	—	—	—	—	—	—	—
Settlements (2)	(164)	—	(76)	—	—	—	(1)	—	—	25
Transfers into Level 3	53	—	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	(6)	—	—	—
Fair value, end of period	$4,615	$33	$1,325	$27	$68	$—	$8	$10	$51	$(441)
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

For the nine months ended September 30, 2023:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$4,299	$35	$1,353	$35	$66	$—	$13	$(8)	$54	$(530)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	3	—	4	—	—	—	—	—	(3)	—
Investment related gains (losses), net	4	—	(1)	—	(2)	—	(1)	18	—	—
Interest credited	—	—	—	—	—	—	—	—	—	14
Included in other comprehensive income (loss)	(93)	(2)	28	(2)	—	—	—	—	1	—
Purchases (2)	680	—	144	—	8	1	10	—	1	13
Sales (2)	(51)	—	(14)	—	(4)	—	—	—	—	—
Settlements (2)	(282)	—	(198)	(1)	—	—	(1)	—	(2)	62
Transfers into Level 3	61	—	64	—	—	—	6	—	—	—
Transfers out of Level 3	(6)	—	(55)	(5)	—	(1)	(19)	—	—	—
Fair value, end of period	$4,615	$33	$1,325	$27	$68	$—	$8	$10	$51	$(441)
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
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. For the nine months ended September 30, 2024 and 2023, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of September 30, 2024 and December 31, 2023 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2023 Annual Report. This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

September 30, 2024:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$8,388	$8,187	$—	$—	$8,187
Policy loans	1,285	1,285	—	1,285	—
Funds withheld at interest	5,716	5,424	—	—	5,424
Limited partnerships – cost method	55	63	—	—	63
Cash and cash equivalents	1,665	1,665	1,665	—	—
Short-term investments	36	36	36	—	—
Other invested assets	1,108	916	3	72	841
Accrued investment income	995	995	—	995	—
Liabilities:
Interest-sensitive contract liabilities (2)	$22,401	$22,559	$—	$—	$22,559
Funds withheld at interest	4,860	4,644	—	—	4,644
Long-term debt	5,067	5,025	—	—	5,025

December 31, 2023:
Assets:
Mortgage loans	$7,377	$6,975	$—	$—	$6,975
Policy loans	1,206	1,206	—	1,206	—
Funds withheld at interest	6,005	5,547	—	—	5,547
Limited partnerships – cost method	71	73	—	—	73
Cash and cash equivalents	1,635	1,635	1,635	—	—
Short-term investments	35	35	35	—	—
Other invested assets	1,019	841	4	63	774
Accrued investment income	759	759	—	759	—
Liabilities:
Interest-sensitive contract liabilities (2)	$21,797	$21,665	$—	$—	$21,665
Funds withheld at interest	4,689	4,400	—	—	4,400
Long-term debt	4,427	4,243	—	—	4,243
(1)Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
(2)Carrying values and estimated fair values presented herein include a reinsurance recoverable of $2.1 billion and $2.2 billion as of September 30, 2024 and December 31, 2023, respectively.
NOTE 13 INCOME TAX
The effective tax rate on pre-tax income for the three and nine months ending September 30, 2024, was 26.7% and 24.2%, respectively. The tax rate was higher than the U.S. statutory rate primarily due to adjustments related to tax returns filed during the quarter as well as Subpart F income. These increases were partially offset with benefits received in certain foreign jurisdictions and adjustments to the valuation allowance.
The effective tax rate on pre-tax income for the three and nine months ending September 30, 2023, was 24.2% and 24.9%, respectively. The tax rate was higher than the U.S. statutory rate primarily due to income earned in foreign jurisdictions and adjustments to the valuation allowance. These increases were partially offset with benefits received in certain foreign jurisdictions.
The Inflation Reduction Act of 2022 (“the Act”) was enacted in 2022. For tax years ending after December 31, 2022, the Act imposes a 15% minimum tax on adjusted financial statement income for “applicable corporations” with average financial statement income over $1 billion for the previous 3-year period ending in 2022 or after. The Company is currently evaluating the impact of recent proposed guidance to determine applicability. The Act also imposes a 1% excise tax on stock buybacks of a publicly traded corporation. The Act is not expected to have a material impact to the Company’s tax expense.
Bermuda enacted the Corporate Income Tax Act of 2023 on December 27, 2023. The Bermuda regime, which is effective for fiscal years beginning on or after January 1, 2025, establishes a statutory tax rate of 15%, applicable to companies with annual revenue of EUR 750 million or more. This enactment did not have a material impact on the Company’s financial position or results from operations.
The Organization for Economic Cooperation and Development developed the Model Global Anti-Base Erosion (“GloBE”) rules under Pillar II establishing a Global Minimum Tax to ensure multinational enterprises with consolidated revenue of more than EUR 750 million pay at least an effective tax rate of 15% on income arising in each jurisdiction in which they operate. The

GloBE model rules serve as a template to allow for each jurisdiction to modify and incorporate into domestic law. As of September 30, 2024, many of the jurisdictions in which the Company operates enacted Pillar II legislation into domestic law with an effective date of January 1, 2024. Guidance is expected to continue throughout 2024 and beyond. The Company continues to evaluate the expected impact of the new law.
NOTE 14 EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
Service cost	$3	$3	$—	$—
Interest cost	3	3	1	1
Expected return on plan assets	(3)	(3)	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of prior actuarial losses	1	1	—	—
Settlements	1	—	—	—
Net periodic benefit cost	$5	$4	$1	$1

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service cost	$10	$10	$1	$1
Interest cost	8	8	2	2
Expected return on plan assets	(9)	(8)	—	—
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of prior actuarial losses	2	2	—	—
Settlements	1	—	—	—
Net periodic benefit cost	$12	$12	$2	$2
NOTE 15 COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of September 30, 2024 and December 31, 2023, are presented in the following table (dollars in millions):

	September 30, 2024	December 31, 2023
Limited partnerships and real estate joint ventures	$1,000	$1,058
Mortgage loans	140	137
Bank loans and private placements	1,290	810
Lifetime mortgages	57	53
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for current expected credit losses associated with unfunded commitments as of September 30, 2024 and December 31, 2023.
Funding Agreements
Federal Home Loan Bank of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2024 and December 31, 2023, the Company had $1.4 billion and $1.1 billion of FHLB funding agreements outstanding, respectively. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes

The Company’s Funding Agreement Backed Notes (“FABN”) program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of September 30, 2024 and December 31, 2023, the Company had $2.7 billion and $1.3 billion, respectively, of FABN agreements outstanding and are included within interest-sensitive contract liabilities.
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
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right of use asset and lease obligation. As of September 30, 2024, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of September 30, 2024 (dollars in millions):

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
The Company has geographic-based and business-based operational segments. Geographic-based operations are further segmented into Traditional and Financial Solutions businesses. Information related to revenues, income (loss) before income taxes and total assets of the Company for each reportable segment are summarized below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
Revenues:	2024	2023	2024	2023
U.S. and Latin America:
Traditional	$2,137	$1,949	$6,095	$5,693
Financial Solutions	917	1,115	3,890	1,908
Total	3,054	3,064	9,985	7,601
Canada:
Traditional	385	366	1,160	1,098
Financial Solutions	116	26	244	79
Total	501	392	1,404	1,177
Europe, Middle East and Africa:
Traditional	550	471	1,599	1,382
Financial Solutions	255	160	698	459
Total	805	631	2,297	1,841
Asia Pacific:
Traditional	819	801	2,388	2,282
Financial Solutions	303	130	548	397
Total	1,122	931	2,936	2,679
Corporate and Other	169	135	244	262
Total	$5,651	$5,153	$16,866	$13,560

	Three months ended September 30,		Nine months ended September 30,
Income (loss) before income taxes:	2024	2023	2024	2023
U.S. and Latin America:
Traditional	$57	$105	$347	$288
Financial Solutions	(46)	108	54	290
Total	11	213	401	578
Canada:
Traditional	29	6	103	70
Financial Solutions	21	30	34	46
Total	50	36	137	116
Europe, Middle East and Africa:
Traditional	(17)	(60)	12	(29)
Financial Solutions	84	84	220	195
Total	67	24	232	166
Asia Pacific:
Traditional	11	134	220	302
Financial Solutions	93	(16)	48	(9)
Total	104	118	268	293
Corporate and Other	(18)	(11)	(283)	(157)
Total	$214	$380	$755	$996

Assets:	September 30, 2024	December 31, 2023
U.S. and Latin America:
Traditional	$25,871	$24,320
Financial Solutions	30,208	28,385
Total	56,079	52,705
Canada:
Traditional	4,707	5,111
Financial Solutions	5,548	219
Total	10,255	5,330
Europe, Middle East and Africa:
Traditional	4,686	4,334
Financial Solutions	8,291	5,656
Total	12,977	9,990
Asia Pacific:
Traditional	9,079	9,925
Financial Solutions	23,002	14,680
Total	32,081	24,605
Corporate and Other	8,866	4,993
Total	$120,258	$97,623
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
December 31, 2024

The adoption of the new standard will be applied retrospectively to all periods presented in the year of adoption. The adoption of the new standard will expand the Company’s disclosures but will not have an impact on its results of operations or financial position.

Income Taxes
This standard improves income tax disclosure requirements, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, information on income taxes paid and other disclosure requirements. Early adoption is permitted.
December 31, 2025

The adoption of the new standard will be applied prospectively. Retrospective application is permitted. The adoption of the new standard will expand the Company’s disclosures but will not have an impact on its results of operations or financial position.

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
Factors that could also cause results or events to differ, possibly materially, from those expressed or implied by forward-looking statements, include, among others: (1) adverse changes in mortality, morbidity, lapsation, or claims experience, (2) inadequate risk analysis and underwriting, (3) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital, and cost of capital, (4) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (5) the availability and cost of collateral necessary for regulatory reserves and capital, (6) requirements to post collateral or make payments due to declines in the market value of assets subject to the Company’s collateral arrangements, (7) action by regulators who have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (8) the effect of the Company parent’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, (9) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (10) the impairment of other financial institutions and its effect on the Company’s business, (11) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (12) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities that in turn could affect regulatory capital, (13) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (14) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (15) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (16) the stability of and actions by governments and economies in the markets in which the Company operates, including ongoing uncertainties regarding the amount of U.S. sovereign debt and the credit ratings thereof, (17) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers, and others, (18) financial performance of the Company’s clients, (19) the threat of natural disasters, catastrophes, terrorist attacks, pandemics, epidemics, or other major public health issues anywhere in the world where the Company or its clients do business, (20) competitive factors and competitors’ responses to the Company’s initiatives, (21) development and introduction of new products and distribution opportunities, (22) execution of the Company’s entry into new markets, (23) integration of acquired blocks of business and entities, (24) interruption or failure of the Company’s telecommunication, information technology, or other operational systems, or the Company’s failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data and intellectual property stored on such systems, (25) adverse developments with respect to litigation, arbitration, or regulatory investigations or actions, (26) the adequacy of reserves, resources, and accurate information relating to settlements, awards, and terminated and discontinued lines of business, (27) changes in laws, regulations, and accounting standards applicable to the Company or its business, including Long-Duration Targeted Improvement accounting changes, and (28) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
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

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $4.0 trillion of life reinsurance in force and assets of $120.3 billion as of September 30, 2024. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial Solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from Financial Solutions business and income earned on invested assets.
The Company’s Traditional business involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. To a lesser extent, the Company also reinsures health business typically reinsured for one to three years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of insureds, and the exercise of recapture options by ceding companies. The Company’s Financial Solutions business includes significant asset-intensive and longevity risk transactions, which allow its clients to take advantage of growth opportunities and manage their capital, longevity and investment risk. The Company also works with partners to provide pension plan sponsors solutions that enable them to diversify and protect the benefits provided to the annuitants.
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

Consolidated Results of Operations
Results from Operations – 2024 compared to 2023
The following table summarizes net income for the periods presented.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions, except per share data)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$4,391	$4,255	$136	$13,687	$10,977	$2,710
Net investment income	1,188	922	266	3,231	2,635	596
Investment related losses, net	(78)	(126)	48	(498)	(326)	(172)
Other revenues	150	102	48	446	274	172
Total revenues	5,651	5,153	498	16,866	13,560	3,306
Benefits and expenses
Claims and other policy benefits	4,116	3,959	157	12,960	10,035	2,925
Future policy benefits remeasurement (gains) losses	151	(82)	233	37	(95)	132
Market risk benefits remeasurement (gains) losses	31	(21)	52	(12)	(38)	26
Interest credited	310	223	87	795	647	148
Policy acquisition costs and other insurance expenses	452	348	104	1,230	1,028	202
Other operating expenses	299	274	25	883	799	84
Interest expense	78	72	6	218	188	30
Total benefits and expenses	5,437	4,773	664	16,111	12,564	3,547
Income before income taxes	214	380	(166)	755	996	(241)
Provision for income taxes	56	91	(35)	181	247	(66)
Net income	$158	$289	$(131)	$574	$749	$(175)
Net income attributable to noncontrolling interest	2	2	—	5	5	—
Net income available to RGA, Inc. shareholders	$156	$287	$(131)	$569	$744	$(175)
Earnings per share
Basic earnings per share	$2.37	$4.34	$(1.97)	$8.64	$11.19	$(2.55)
Diluted earnings per share	$2.33	$4.29	$(1.96)	$8.53	$11.06	$(2.53)
Three months ended September 30, 2024 compared to three months ended September 30, 2023
The decrease in income for the three months ended September 30, 2024, was primarily the result of:
•During the third quarter of 2024, the Company completed its annual assumptions review resulting in a loss of $58 million, primarily driven by updated lapse assumptions in India, partially offset by favorable mortality updates in the U.S. and Canada. The 2023 annual assumptions update resulted in a gain of $3 million in the third quarter of 2023. See Note 4 – “Future Policy Benefits” for additional information.
•During the third quarter of 2024, the Company made a decision to increase its per life retention limit from $8 million to $30 million. The current per life retention limit has been effective since 2008. Since then, the Company has grown significantly and further diversified its business, thus increasing the ability to absorb earnings volatility related to claims. Additionally, the recently adopted LDTI accounting standard further reduces earnings volatility related to claims. These factors led to the decision to increase the per life retention limit effective effective January 1, 2025. As a result, the Company expects to recapture business previously retroceded starting in 2025. The increased retention limit and updated recapture assumption resulted in a future policy benefits remeasurement loss of $136 million recognized in the third quarter of 2024. The higher per life retention limit is expected to increase profits in the future. See Note 9 – “Reinsurance” for additional information.
•An increase in policy acquisition costs due to varying increased allowance levels within coinsurance type arrangements and other insurance expenses related to an increase in retrocessions on a funds withheld basis.
•A remeasurement loss of $31 million in the current period related to changes in the fair value of market risk benefits compared to a remeasurement gain of $21 million in the prior year.
•The losses due to changes in assumptions and remeasurement of market risk benefits were partially offset by an increase in net investment income attributable to an increase in average asset base and higher interest rates on new investments.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
The decrease in income for the nine months ended September 30, 2024, was primarily the result of:

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
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations decreased income before income taxes by $2 million for the three months ended September 30, 2024, primarily due to the weakening of the Canadian Dollar and Japanese Yen compared to the U.S. dollar. Foreign currency exchange rate fluctuations increased income before income taxes by $9 million for the nine months ended September 30, 2024, primarily due to the weakening of the Japanese Yen compared to the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums for the three and nine months ended September 30, 2024, was primarily due to single premium pension risk transfer (“PRT”) transactions. The PRT single premiums received were offset by an increase in reserves. The remaining increase in premiums for the three and nine months ended September 30, 2024, was attributable to organic growth on existing treaties and new business production, measured by the face amount of life reinsurance in force, of $403.1 billion and $265.5 billion during the nine months ended September 30, 2024 and 2023, respectively. Consolidated assumed life reinsurance in force increased to $3,966.5 billion as of September 30, 2024, from $3,499.4 billion as of September 30, 2023, primarily due to new business production.
Net investment income and investment related gains (losses), net
The increase in net investment income was primarily attributable to an increase in the average invested asset base and interest rates earned on new investments, partially offset by a decrease in variable investment income associated with joint venture and limited partnership investments:
•The average invested assets at amortized cost, excluding spread related business, totaled $38.2 billion and $35.9 billion in 2024 and 2023, respectively.
•The average yield earned on investments, excluding spread related business, was 5.08% and 4.72% for the three month periods ended September 30, 2024 and 2023, respectively, and 4.81% and 4.62% for the nine months ended September 30, 2024 and 2023, respectively. The increase in yield for the three and nine months ended September 30, 2024, compared to the prior year was attributable to higher new money rates.
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
The decrease and increase in investment related losses, net for the three and nine months ended September 30, 2024, respectively, was primarily attributable to the following:
•During the three and nine months ended September 30, 2024, the Company repositioned its portfolio generating net capital losses of $41 million and $305 million, respectively, compared to net capital losses of $49 million and $119 million during the three and nine months ended September 30, 2023, respectively.
•The Company uses various derivative instruments such as interest rate swaps, credit default swaps and foreign exchange forwards for risk management purposes that either do not qualify or have not been elected for hedge accounting treatment. Changes in the fair value of these instruments are included in investment related gains (losses), net. During the three and nine months ended September 30, 2024, the fair value of these instruments increased by $87 million and decreased by $131 million respectively, compared to decreases of $98 million and $222 million during the three and nine months ended September 30, 2023. See Note 11 – “Derivative Instruments” for additional information.

•During the three and nine months ended September 30, 2024, the Company incurred $9 million and $45 million of impairments and change in allowance for credit losses on fixed maturity securities compared to $(7) million and $31 million during the three and nine months of 2023.
•The decrease in investment related losses were partially offset by the following:
◦Changes in the fair value of embedded derivatives associated with modco/funds withheld treaties increased investment related losses by $112 million and $9 million for the three and nine months ended September 30, 2024, respectively, compared to investment related gains of $1 million and $18 million for the three and nine months ended September 30, 2023, respectively.
The effective tax rate was 26.7% and 24.2% for the three and nine months ended September 30, 2024, respectively, compared to 24.2% and 24.9% for the three and nine months ended September 30, 2023. See Note 13 – “Income Tax” for additional information on the Company’s consolidated effective tax rate.
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

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Modco/Funds withheld:
Change in fair value of funds withheld embedded derivatives	$(112)	$1	$(113)	$(9)	$18	$(27)
Non-economic changes in insurance liabilities	(9)	6	(15)	(136)	3	(139)
Market Risk Benefits:
Market risk benefits remeasurement gains (losses)	(31)	21	(52)	12	38	(26)
Related freestanding derivatives	23	(42)	65	(29)	(82)	53
Net effect	(8)	(21)	13	(17)	(44)	27
Total net effect after freestanding derivatives	$(129)	$(14)	$(115)	$(162)	$(23)	$(139)

Results of Operations by Segment
U.S. and Latin America Operations
The U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in the reinsurance of individual mortality-risk, health and long-term care, universal life products and to a lesser extent, group reinsurance. The Financial Solutions segment consists of asset-intensive and capital solutions. Asset-intensive includes coinsurance of annuities, corporate-owned life insurance policies, pension risk transfer (“PRT”) group annuity contracts and, to a lesser extent, fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Capital solutions includes assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance and other transactions. Typically, these transactions do not qualify as reinsurance under GAAP due to the low-risk nature of the transactions; therefore, only the related net fees are reflected in other revenues on the condensed consolidated statements of income.

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$2,521	$2,566	$(45)	$8,284	$6,111	$2,173
Net investment income	561	494	67	1,592	1,426	166
Investment related gains (losses), net	(106)	(61)	(45)	(100)	(111)	11
Other revenues	78	65	13	209	175	34
Total revenues	3,054	3,064	(10)	9,985	7,601	2,384
Benefits and expenses
Claims and other policy benefits	2,364	2,462	(98)	8,056	5,745	2,311
Future policy benefits remeasurement (gains) losses	58	(45)	103	(30)	(19)	(11)
Market risk benefits remeasurement (gains) losses	31	(21)	52	(12)	(38)	26
Interest credited	187	156	31	493	454	39
Policy acquisition costs and other insurance expenses	328	231	97	856	690	166
Other operating expenses	75	68	7	221	191	30
Total benefits and expenses	3,043	2,851	192	9,584	7,023	2,561
Income before income taxes	$11	$213	$(202)	$401	$578	$(177)
The decreases in income before income taxes for the third quarter and the first nine months of the year were primarily due to increases in investment related losses and unfavorable impacts of the change in per life retention from $8 million to $30 million in the Traditional segment, partially offset by increases in net investment income, favorable other assumption updates and the net impact of market risk benefits and related derivatives.
The decrease in income before income taxes for the first nine months of the year was primarily due to non-economic changes in insurance liabilities in the Financial Solutions segment and unfavorable impacts of the change in per life retention limit in the Traditional segment, partially offset by increases in net investment income, other assumption updates, management in-force actions and the net impact of market risk benefits and related derivatives. The non-economic change in insurance liabilities was primarily related to the initial loss recognized at the inception of a single premium PRT transaction completed in the first quarter of 2024. The non-economic loss at inception is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP.

Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$1,912	$1,746	$166	$5,454	$5,111	$343
Net investment income	226	195	31	634	568	66
Investment related gains (losses), net	(22)	2	(24)	(28)	—	(28)
Other revenues	21	6	15	35	14	21
Total revenues	2,137	1,949	188	6,095	5,693	402
Benefits and expenses
Claims and other policy benefits	1,712	1,611	101	4,960	4,650	310
Future policy benefits remeasurement (gains) losses	46	(20)	66	(41)	11	(52)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	45	19	26	83	55	28
Policy acquisition costs and other insurance expenses	223	184	39	584	546	38
Other operating expenses	54	50	4	162	143	19
Total benefits and expenses	2,080	1,844	236	5,748	5,405	343
Income before income taxes	$57	$105	$(48)	$347	$288	$59
Key metrics
Life reinsurance in force				$1,834.5 billion	$1,693.1 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$53	$17		$53	$17
Effect of actual variances from expected experience	$(7)	$(37)		$(94)	$(6)
Loss ratio (1)	91.9%	91.1%		90.2%	91.2%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	11.7%	10.5%		10.7%	10.7%
Other operating expenses as a percentage of net premiums	2.8%	2.9%		3.0%	2.8%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
The decrease in income before income taxes for the third quarter of 2024 was primarily the result of unfavorable impacts of the change in per life retention from $8 million to $30 million and investment related losses due to portfolio repositioning, partially offset by net favorable assumption updates and management in-force actions. The increase in income before income taxes for the first nine months of 2024 was primarily the result of favorable claims experience period over period primarily within the U.S. Individual Life business, management in-force actions and assumption updates, partially offset by unfavorable impacts of the change in retention and investment related losses due to portfolio repositioning.
Revenues
•The increase in net premiums was primarily due to organic growth and new business, as well as the recapture of a large retrocession treaty, effective April 1, 2023. The segment added new life business, measured by face amount of life reinsurance in force, of $226.9 billion and $106.4 billion during the first nine months of 2024 and 2023, respectively.
•The increase in other revenues was due to transaction and other fees related to a large in-force transaction completed during the quarter.
•The increases in net investment income during the three and nine months ended September 30, 2024, were primarily due to a higher invested asset base in 2024 due to new business growth and higher yields.
Benefits and expenses
•The change in future policy benefits remeasurement (gains) losses for during the third quarter of 2024 was primarily the result of unfavorable impacts of the change in the Company’s per life retention limit which resulted in a loss of $83 million, partially offset by net favorable assumption updates totaling $30 million and a management in-force transaction within the U.S. Individual Life business. The change in future policy benefits remeasurement (gains) losses for the first nine months of 2024 was attributable to favorable claims experience period over period, primarily within the U.S. Individual Life business, favorable impacts of in-force management actions and net favorable mortality assumption updates, partially offset by unfavorable impacts of the change in the retention limit.

•The increase in policy acquisition costs and other insurance expenses as a percentage of net premiums was primarily due to varying allowance levels within coinsurance type arrangements and the mix of new business between coinsurance versus yearly renewable term.
Financial Solutions

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$609	$820	$(211)	$2,830	$1,000	$1,830
Net investment income	335	299	36	958	858	100
Investment related gains (losses), net	(84)	(63)	(21)	(72)	(111)	39
Other revenues	57	59	(2)	174	161	13
Total revenues	917	1,115	(198)	3,890	1,908	1,982
Benefits and expenses
Claims and other policy benefits	652	851	(199)	3,096	1,095	2,001
Future policy benefits remeasurement (gains) losses	12	(25)	37	11	(30)	41
Market risk benefits remeasurement (gains) losses	31	(21)	52	(12)	(38)	26
Interest credited	142	137	5	410	399	11
Policy acquisition costs and other insurance expenses	105	47	58	272	144	128
Other operating expenses	21	18	3	59	48	11
Total benefits and expenses	963	1,007	(44)	3,836	1,618	2,218
Income before income taxes	$(46)	$108	$(154)	$54	$290	$(236)
The decreases in income before income taxes for the U.S. and Latin America Financial Solutions segment for the three and nine months ended September 30, 2024, were driven by the decline in the invested asset base, increases in other insurance expenses due to increases in retrocessions to Ruby Re, and non-economic changes in insurance liabilities, partially offset by increases in net investment income and the net impact of market risk benefits and related derivatives.
The invested asset base supporting asset-intensive transactions decreased to $22.1 billion as of September 30, 2024, from $23.0 billion as of September 30, 2023.
•The decrease in the asset base was primarily due to $1.8 billion in net run off of existing in-force transactions and $2.8 billion associated with an in-force retrocession transaction, partially offset by $3.9 billion from new transactions.
•As of September 30, 2024 and 2023, $3.4 billion and $3.8 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% was associated with two clients.
As of September 30, 2024 and 2023, the amount of reinsurance assumed in capital solutions transactions, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $29.5 billion and $25.9 billion, respectively.
Impact of certain derivatives, market risk benefits and non-economic changes in insurance liabilities
Income from the Financial Solutions business tends to be volatile due to the impact of certain items such as changes in the fair value of certain derivatives, including embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis, non-economic changes in insurance liabilities, which include the initial loss on PRT transactions and changes in the fair value of embedded derivatives associated with the Company’s reinsurance of EIAs, and changes in the fair value of market risk benefits associated with guaranteed minimum benefit riders. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including risk-free rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of the fair value of the assets and liabilities.
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

(dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Total revenues	$917	$1,115	$(198)	$3,890	$1,908	$1,982
Less:
Embedded derivatives – modco/funds withheld treaties	(90)	(1)	(89)	18	18	—
Derivatives hedging market risk benefits	23	(44)	67	(28)	(86)	58
Revenues before impact of certain items	984	1,160	(176)	3,900	1,976	1,924
Benefits and expenses
Total benefits and expenses	963	1,007	(44)	3,836	1,618	2,218
Less:
Non-economic changes in insurance liabilities	9	(6)	15	136	(10)	146
Market risk benefits remeasurement (gains) losses	31	(21)	52	(12)	(38)	26
Benefits and expenses before impact of certain items	923	1,034	(111)	3,712	1,666	2,046
Income before income taxes:
Income before income taxes	(46)	108	(154)	54	290	(236)
Less:
Embedded derivatives – modco/funds withheld treaties	(90)	(1)	(89)	18	18	—
Non-economic changes in insurance liabilities	(9)	6	(15)	(136)	10	(146)
Market risk benefits remeasurement (gains) losses and related freestanding derivatives	(8)	(23)	15	(16)	(48)	32
Income before income taxes and certain items	$61	$126	$(65)	$188	$310	$(122)
Embedded Derivatives – Modco/Funds Withheld Treaties – Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three and nine months ended September 30, 2024 and 2023.
The change in fair value of the embedded derivatives related to modco/funds withheld treaties increased (decreased) income before income taxes by $(90) million and $(1) million for the three months ended September 30, 2024, respectively, and increased income before income taxes by $18 million for each of the nine months ended September 30, 2024 and 2023, respectively. The decrease in income for the three months ended September 30, 2024, was due to the impact of declining interest rates on funds withheld liabilities.
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
Market Risk Benefits – Represents the impact related to market risk benefits, which consist of guaranteed minimum benefits associated with the Company’s reinsurance of variable and equity-indexed annuities. The fair value changes of market risk benefits along with the changes in fair value of the freestanding derivatives (interest rate swaps, financial futures and equity options) purchased by the Company to substantially hedge the liability are reflected in revenues. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, decreased income before income taxes for the three and nine months ended September 30, 2024, by $8 million and $16 million, respectively. The changes in fair value of the market risk benefits decreased income before income taxes by $23 million and $48 million for the three and nine months ended September 30, 2023, respectively.
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
•Income before income taxes and certain items decreased by $65 million and $122 million for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily due to increases in realized investment related losses and the decline in the invested asset base.

•Revenue before certain items decreased by $176 million and increased by $1,924 million for the three and nine months ended September 30, 2024, as compared to the same periods in 2023. The decrease in the quarter ended September 30, 2024, was primarily due to less premiums recognized from PRT transactions compared to the prior year. The increase was primarily due to premiums recognized on PRT transactions, which was offset by a corresponding increase in reserves.
•Benefits and expenses before certain items decreased by $111 million and increased by $2,046 million for the three and nine months ended September 30, 2024, as compared to the same periods in 2023. The decrease in the third quarter of 2024 was primarily due to less liabilities for future policy benefits established on associated PRT transactions. The increase was primarily due to the establishment of liabilities for future policy benefits associated with PRT transactions.
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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$363	$324	$39	$1,078	$972	$106
Net investment income	115	63	52	289	187	102
Investment related gains (losses), net	18	—	18	19	6	13
Other revenues	5	5	—	18	12	6
Total revenues	501	392	109	1,404	1,177	227
Benefits and expenses
Claims and other policy benefits	386	302	84	1,081	895	186
Future policy benefits remeasurement (gains) losses	(4)	(7)	3	(6)	(12)	6
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	1	1	—	1	1	—
Policy acquisition costs and other insurance expenses	53	47	6	151	140	11
Other operating expenses	15	13	2	40	37	3
Total benefits and expenses	451	356	95	1,267	1,061	206
Income before income taxes	$50	$36	$14	$137	$116	$21
The increase in income before income taxes for the three months ended September 30, 2024, was primarily due to higher investment related gains, partially offset by lower future policy benefits remeasurement gains. The increase in income before income taxes for the nine months ended September 30, 2024, was primarily due to favorable experience on group business and higher investment related gains, partially offset by lower future policy benefits remeasurement gains.
For the three and nine months ended September 30, 2024, the increases in net premiums, net investment income, investment related gains (losses), net, other revenues, claims and other policy benefits and policy acquisition costs and other insurance expenses were due to a new financial solutions transaction executed in the second quarter of 2024.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in decreases in income before income taxes of $2 million for the three and nine months ended September 30, 2024. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$314	$302	$12	$958	$904	$54
Net investment income	68	62	6	193	184	9
Investment related gains (losses), net	1	—	1	3	6	(3)
Other revenues	2	2	—	6	4	2
Total revenues	385	366	19	1,160	1,098	62
Benefits and expenses
Claims and other policy benefits	296	284	12	883	836	47
Future policy benefits remeasurement (gains) losses	(4)	16	(20)	(6)	18	(24)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	1	1	—	1	1	—
Policy acquisition costs and other insurance expenses	48	46	2	141	138	3
Other operating expenses	15	13	2	38	35	3
Total benefits and expenses	356	360	(4)	1,057	1,028	29
Income before income taxes	$29	$6	$23	$103	$70	$33
Key metrics
Life reinsurance in force				$499.6 billion	$477.2 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(2)	$13		$(2)	$13
Effect of actual variances from expected experience	$(2)	$3		$(4)	$5
Loss ratio (1)	93.0%	99.3%		91.5%	94.5%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	15.3%	15.2%		14.7%	15.3%
Other operating expenses as a percentage of net premiums	4.8%	4.3%		4.0%	3.9%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
The increase in income before income taxes for the three months ended September 30, 2024, was primarily due to future policy benefits remeasurement gains as compared to future policy benefits remeasurement losses in the third quarter of 2023. The increase in income before income taxes for the nine months ended September 30, 2024, was primarily due to favorable experience on group business and future policy benefits remeasurement gains as compared to future policy benefits remeasurement losses in 2023, partially offset by lower investment related gains.
Revenues
•The increase in net premiums for the three and nine months ended September 30, 2024, was primarily due to new group business and organic growth on all lines of business.
•The segment added new life business, measured by face amount of life reinsurance in force, of $35.7 billion and $33.0 billion during the first nine months of 2024 and 2023, respectively.
•The increase in net investment income for the nine months ended September 30, 2024, was primarily due to an increase in the invested asset base.
Benefits and expenses
•The changes in future policy benefits remeasurement (gains) losses for the three and nine months ended September 30, 2024, were primarily the result of net favorable assumption updates totaling $30 million primarily attributable to updated mortality assumptions, partially offset by unfavorable impacts of the change in the Company’s per life retention limit which resulted in a loss of $25 million. The decrease in the loss ratio for the nine months ended September 30, 2024, was primarily due to favorable experience on group line of business and future policy benefits remeasurement gains as compared to future policy benefits remeasurement losses in 2023.

Financial Solutions

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$49	$22	$27	$120	$68	$52
Net investment income	47	1	46	96	3	93
Investment related gains (losses), net	17	—	17	16	—	16
Other revenues	3	3	—	12	8	4
Total revenues	116	26	90	244	79	165
Benefits and expenses
Claims and other policy benefits	90	18	72	198	59	139
Future policy benefits remeasurement (gains) losses	—	(23)	23	—	(30)	30
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	5	1	4	10	2	8
Other operating expenses	—	—	—	2	2	—
Total benefits and expenses	95	(4)	99	210	33	177
Income before income taxes	$21	$30	$(9)	$34	$46	$(12)
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$(22)		$—	$(22)
Effect of actual variances from expected experience	$—	$(1)		$—	$(8)
The decreases in income before income taxes for the three and nine months ended September 30, 2024, were due to a decrease in future policy benefits remeasurement gains, partially offset by higher investment related gains. For the three and nine months ended September 30, 2024, the increases in net premiums, net investment income, investment related gains (losses), net, other revenues, claims and other policy benefits and policy acquisition costs and other insurance expenses were due to a new transaction executed in the second quarter of 2024.
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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$689	$565	$124	$1,987	$1,647	$340
Net investment income	117	79	38	317	216	101
Investment related gains (losses), net	(3)	(21)	18	(30)	(36)	6
Other revenues	2	8	(6)	23	14	9
Total revenues	805	631	174	2,297	1,841	456
Benefits and expenses
Claims and other policy benefits	620	524	96	1,763	1,469	294
Future policy benefits remeasurement (gains) losses	35	10	25	40	—	40
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	6	(2)	8	20	(4)	24
Policy acquisition costs and other insurance expenses	31	27	4	94	70	24
Other operating expenses	46	48	(2)	148	140	8
Total benefits and expenses	738	607	131	2,065	1,675	390
Income before income taxes	$67	$24	$43	$232	$166	$66
The increases in income before income taxes for the three and nine months ended September 30, 2024, were primarily due to increased net premiums and net investment income, partially offset by increased claims and other policy benefits and increased policy acquisition costs and other insurance expenses.

Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $1 million increase in income before income taxes for the three months ended September 30, 2024, and a $4 million increase in income before income taxes for the nine months ended September 30, 2024. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$521	$447	$74	$1,514	$1,314	$200
Net investment income	30	23	7	84	69	15
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	(1)	1	(2)	1	(1)	2
Total revenues	550	471	79	1,599	1,382	217
Benefits and expenses
Claims and other policy benefits	472	429	43	1,360	1,202	158
Future policy benefits remeasurement (gains) losses	35	43	(8)	36	47	(11)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	29	25	4	88	64	24
Other operating expenses	31	34	(3)	103	98	5
Total benefits and expenses	567	531	36	1,587	1,411	176
Income before income taxes	$(17)	$(60)	$43	$12	$(29)	$41
Key metrics
Life reinsurance in force				$1,027.5 billion	$814.5 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$40	$47		$40	$47
Effect of actual variances from expected experience	$(5)	$(4)		$(4)	$—
Loss ratio (1)	97.3%	105.6%		92.2%	95.1%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	5.6%	5.6%		5.8%	4.9%
Other operating expenses as a percentage of net premiums	6.0%	7.6%		6.8%	7.5%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
The increases in income before income taxes for the three and nine months ended September 30, 2024, were primarily due to increased net premiums and net investment income, decreased future policy benefits remeasurement losses, which includes the impact of changes in cash flow assumptions, partially offset by increased claims and other policy benefits and increased policy acquisition costs and other insurance expenses.
Revenues
•The increases in net premiums for the three and nine months ended September 30, 2024, were primarily due to increased business volume on new and existing treaties.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $89.0 billion and $97.6 billion during the nine months ended September 30, 2024 and 2023, respectively.
Benefits and expenses
•The changes in future policy benefits remeasurement (gains) losses for the three and nine months of 2024 were primarily the result of unfavorable impacts of the change in the Company’s per life retention limit, which resulted in a loss of $15 million, and net unfavorable assumption updates totaling $25 million primarily attributable to updated lapse assumptions in the United Kingdom, partially offset by favorable claims experience in the United Kingdom and Continental Europe.
•The decreases in the loss ratios for the three and nine months ended September 30, 2024, were primarily due to favorable mortality and morbidity claims experience.
•The increase in policy acquisition costs and other insurance expenses as a percentage of net premiums for the nine months ended September 30, 2024, was primarily due to an increase in premiums with higher allowances.

Financial Solutions

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$168	$118	$50	$473	$333	$140
Net investment income	87	56	31	233	147	86
Investment related gains (losses), net	(3)	(21)	18	(30)	(36)	6
Other revenues	3	7	(4)	22	15	7
Total revenues	255	160	95	698	459	239
Benefits and expenses
Claims and other policy benefits	148	95	53	403	267	136
Future policy benefits remeasurement (gains) losses	—	(33)	33	4	(47)	51
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	6	(2)	8	20	(4)	24
Policy acquisition costs and other insurance expenses	2	2	—	6	6	—
Other operating expenses	15	14	1	45	42	3
Total benefits and expenses	171	76	95	478	264	214
Income before income taxes	$84	$84	$—	$220	$195	$25
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$3	$(34)		$3	$(34)
Effect of actual variances from expected experience	$(3)	$1		$1	$(13)
The increase in income before income taxes for the nine months ended September 30, 2024, was primarily due to increases in net investment income and growth in closed longevity business, partially offset by future policy benefits remeasurement losses.
Revenues
•The increases in net premiums for the three and nine months ended September 30, 2024, were primarily due to increased volumes of closed block longevity transactions.
•The increases in net investment income for the three and nine months ended September 30, 2024, were primarily related to an increase in invested assets and higher yields from fixed-income securities.
•The decreases in investment related losses for the three and nine months ended September 30, 2024, were attributable to lower investment related losses on fixed-income security sales associated with portfolio repositioning and fluctuations in the fair market value of CPI swap derivatives due to changes in future inflation expectations.
Benefits and expenses
•The increases in claims other policy benefits the three and nine months ended September 30, 2024, were the result of increased volumes of closed block longevity and asset-intensive transactions.
•During the third quarter of 2024 and 2023, the Company completed its annual assumption review, and there was an immaterial change in assumptions in the current period compared to a $34 million remeasurement gain recognized in 2023.

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$818	$800	$18	$2,338	$2,247	$91
Net investment income	249	177	72	658	533	125
Investment related gains (losses), net	23	(65)	88	(219)	(162)	(57)
Other revenues	32	19	13	159	61	98
Total revenues	1,122	931	191	2,936	2,679	257
Benefits and expenses
Claims and other policy benefits	746	671	75	2,060	1,926	134
Future policy benefits remeasurement (gains) losses	62	(40)	102	33	(64)	97
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	75	54	21	175	154	21
Policy acquisition costs and other insurance expenses	71	67	4	213	192	21
Other operating expenses	64	61	3	187	178	9
Total benefits and expenses	1,018	813	205	2,668	2,386	282
Income before income taxes	$104	$118	$(14)	$268	$293	$(25)
The decreases in income before taxes for the three and nine months ended September 30, 2024, were primarily due to future policy benefits remeasurement losses, partially offset by higher net premiums.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in no impact for the three months ended September 30, 2024, and a $8 million increase in income before income taxes during the nine months ended September 30, 2024. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$756	$737	$19	$2,180	$2,076	$104
Net investment income	65	60	5	191	183	8
Investment related gains (losses), net	1	1	—	2	6	(4)
Other revenues	(3)	3	(6)	15	17	(2)
Total revenues	819	801	18	2,388	2,282	106
Benefits and expenses
Claims and other policy benefits	656	604	52	1,849	1,746	103
Future policy benefits remeasurement (gains) losses	53	(39)	92	25	(62)	87
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	44	46	(2)	131	136	(5)
Other operating expenses	55	56	(1)	163	160	3
Total benefits and expenses	808	667	141	2,168	1,980	188
Income before income taxes	$11	$134	$(123)	$220	$302	$(82)
Key metrics
Life reinsurance in force				$572.2 billion	$501.8 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$109	$(2)		$109	$(2)
Effect of actual variances from expected experience	$(56)	$(37)		$(84)	$(60)
Loss ratio (1)	93.8%	76.7%		86.0%	81.1%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	5.8%	6.2%		6.0%	6.6%
Other operating expenses as a percentage of net premiums	7.3%	7.6%		7.5%	7.7%
(1)Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
The decreases in income before income taxes for the three and nine months ended September 30, 2024, were primarily the result of higher losses from future policy benefits remeasurement and increased claims and other policy benefits, partially offset by higher net premiums.
Revenues
•The increase in net premiums was primarily due to continued business growth in the segment.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $42.2 billion and $25.7 billion during the nine months ended September 30, 2024 and 2023, respectively.
Benefits and expenses
•The increases in the loss ratio for the three and nine months ended September 30, 2024, were primarily due to unfavorable impact of annual assumption review of $82 million primarily attributable to updated lapse assumption in India and the unfavorable impacts of the change in the Company’s retention limit which resulted in a loss of $13 million, partially offset by favorable underlying underwriting experience.

Financial Solutions

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$62	$63	$(1)	$158	$171	$(13)
Net investment income	184	117	67	467	350	117
Investment related gains (losses), net	22	(66)	88	(221)	(168)	(53)
Other revenues	35	16	19	144	44	100
Total revenues	303	130	173	548	397	151
Benefits and expenses
Claims and other policy benefits	90	67	23	211	180	31
Future policy benefits remeasurement (gains) losses	9	(1)	10	8	(2)	10
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	75	54	21	175	154	21
Policy acquisition costs and other insurance expenses	27	21	6	82	56	26
Other operating expenses	9	5	4	24	18	6
Total benefits and expenses	210	146	64	500	406	94
Income (loss) before income taxes	$93	$(16)	$109	$48	$(9)	$57
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$9	$—		$9	$—
Effect of actual variances from expected experience	$—	$(1)		$(1)	$(2)
The increases in income (loss) before income taxes for the three and nine months ended September 30, 2024, were driven by investment related gains (losses) and surrender charges and market value adjustments from higher lapses on a single premium annuity block of business.
The invested asset base supporting asset-intensive transactions increased to $23.2 billion as of September 30, 2024, from $14.4 billion as of September 30, 2023. The increase in the asset base compared to September 30, 2023, was primarily due to approximately $7.3 billion from recently executed transactions and net organic growth of $1.5 billion from existing in force blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.9 billion and $1.1 billion for the nine months ended September 30, 2024 and 2023, respectively. Fees earned from this business can vary significantly depending on the size, complexity, and timing of the transactions and, therefore, can fluctuate from period to period.
Revenues
•The increase in net investment income was the result of a growing asset base.
•The increase in investment related gains (losses), net for the three months ended September 30, 2024, was attributable to an increase in the fair value of derivatives of $141 million, largely driven by the strengthening of the Japanese Yen, partially offset by net losses from investment activity of $57 million, primarily due to higher lapses and portfolio repositioning on recently executed transactions. The decrease in investment related gains (losses), net for the nine months ended September 30, 2024, was related to net losses from investment activity of $98 million, largely attributable to higher lapses and portfolio repositioning, partially offset by an increase in the fair value of derivatives of $42 million, primarily driven by the strengthening of the Japanese Yen. Investment losses associated with higher lapses were offset by surrender charges and market value adjustments.
•The increases in other revenues for the three and nine months ended September 30, 2024, were due to surrender charges and market value adjustments from higher lapses on a single premium annuity block of business.
Benefits and expenses
•The increase in claims and other policy benefits, interest credited, policy acquisition costs and other insurance expenses for the three and nine months ended September 30, 2024, were the result of new asset-intensive transactions.

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenues
Net premiums	$—	$—	$—	$—	$—	$—
Net investment income	146	109	37	375	273	102
Investment related gains (losses), net	(10)	21	(31)	(168)	(23)	(145)
Other revenues	33	5	28	37	12	25
Total revenues	169	135	34	244	262	(18)
Benefits and expenses
Claims and other policy benefits	—	—	—	—	—	—
Future policy benefits remeasurement (gains) losses	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	41	14	27	106	42	64
Policy acquisition costs and other insurance expenses	(31)	(24)	(7)	(84)	(64)	(20)
Other operating expenses	99	84	15	287	253	34
Interest expense	78	72	6	218	188	30
Total benefits and expenses	187	146	41	527	419	108
Loss before income taxes	$(18)	$(11)	$(7)	$(283)	$(157)	$(126)
The increase in loss before income taxes for the three months ended September 30, 2024, was primarily attributable to increases in investment related losses, net and interest credited, partially offset by higher net investment income and other revenues. The increase in loss before income taxes for the nine months ended September 30, 2024, was primarily attributable to increases in investment related losses, interest credited, other operating expenses and interest expense, partially offset by higher net investment income and other revenues.
Revenues
•The increases in net investment income for the three and nine months ended September 30, 2024, were the result of higher income on Corporate invested assets due to a higher asset base.
•The increase in investment related gains (losses), net for the three months ended September 30, 2024, was primarily attributable to a decrease in change in fair value of derivatives in 2024, compared to an increase in 2023. The increase in investment related gains (losses), net for the nine months ended September 30, 2024, was primarily attributable to losses on sales of fixed maturity securities in 2024.
•The increases in other revenues for the three and nine months ended September 30, 2024, were primarily attributable to favorable foreign currency fluctuations in 2024.
Expenses
•The increases in interest credited for the three and nine months ended September 30, 2024, were primarily attributable to new FABN issuances.
•The increase in other operating expenses for the nine months ended September 30, 2024, was primarily attributable to an increase in compensation expense.
•The increase in interest expense for the nine months ended September 30, 2024, was primarily attributable to an increase in outstanding debt.

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
Current Market Environment
The Company’s average investment yield, excluding spread related business, for the three months ended September 30, 2024, was 5.08%, 36 basis points above the same period in 2023, primarily attributable to higher new money rates. The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. Gross unrealized gains on fixed maturity securities available-for-sale increased from $1.1 billion at December 31, 2023, to $1.8 billion at September 30, 2024, and gross unrealized losses decreased from $5.6 billion at December 31, 2023, to $5.1 billion at September 30, 2024.
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest and dividend income	$37	$134	$93	$205
Interest expense	60	53	164	153
Capital contributions to subsidiaries	5	8	101	20
Issuance of unaffiliated debt	—	—	645	400
Dividends to shareholders	59	56	171	163
Purchases of treasury stock	—	50	—	150

	September 30, 2024	December 31, 2023
Cash and invested assets	$853	$712

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
On January 23, 2024, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the nine months ended September 30, 2024, RGA did not repurchase any shares under this program.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Nine months ended September 30,
	2024	2023
Dividends to shareholders	$171	$163
Purchase of treasury stock (1)	—	150
Total amount paid to shareholders	$171	$313

Number of treasury shares purchased (1)	—	1,069,113
Average price per share	$—	$140.30
(1)Excludes shares utilized to execute and settle certain equity based compensation awards.
In October 2024, RGA’s board of directors declared a quarterly dividend of $0.89 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
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
As of September 30, 2024 and December 31, 2023, the Company had $5.1 billion and $4.5 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of September 30, 2024 and December 31, 2023, the average interest rate on long-term debt outstanding was 5.17% and 5.09%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.

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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in March 2028. As of September 30, 2024, the Company had no cash borrowings outstanding and no issued letters of credit under this facility.
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
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At September 30, 2024, there were approximately $54 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S., Canada and UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2024, $1.0 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a revolving credit facility, under which the Company had availability of $850 million as of September 30, 2024. The Company also has $624 million of funds available through collateralized borrowings from the FHLB as of September 30, 2024. As of September 30, 2024, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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

	For the nine months ended September 30,
	2024	2023
Sources:
Net cash provided by operating activities	$7,770	$2,818
Proceeds from long-term debt issuance, net	640	890
Change in cash collateral for derivative positions and other arrangements	375	300
Change in deposit asset on reinsurance	221	41
Net deposits to investment-type policies and contracts	1,828	—
Total sources	10,834	4,049

Uses:
Net cash used in investing activities	8,383	2,592
Dividends to shareholders	171	163
Principal payments of long-term debt	3	402
Purchase of treasury stock	26	169
Net withdrawals from investment-type policies and contracts	—	768
Effect of exchange rate changes on cash	26	62
Total uses	8,609	4,156
Net change in cash and cash equivalents	$2,225	$(107)
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2023 Annual Report, except for the following:
•The Company’s contractual obligations associated with future policy benefits increased $10.6 billion at September 30, 2024, due to new transactions executed during the year.
•The Company’s contractual obligations associated with other investment commitments increased $0.7 billion at September 30, 2024, primarily due to an increase in payables for securities sold or loaned under agreements to repurchase, see Note 10 – “Investments” for further details.
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
The Company’s liquidity position (cash and cash equivalents and short term investments) was $5.6 billion and $3.2 billion at September 30, 2024 and December 31, 2023, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $72 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB was $1.4 billion at September 30, 2024 and $1.1 billion at December 31, 2023, which is included in interest-sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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

Portfolio Composition
The Company had total cash and invested assets of $103.4 billion and $81.9 billion as of September 30, 2024 and December 31, 2023, respectively, as illustrated below (dollars in millions):

	September 30, 2024	% of Total	December 31, 2023	% of Total
Fixed maturity securities available-for-sale	$78,149	75.6%	$60,467	73.9%
Equity securities	155	0.1	139	0.2
Mortgage loans	8,388	8.1	7,377	9.0
Policy loans	1,285	1.2	1,206	1.5
Funds withheld at interest	5,545	5.4	5,683	6.9
Limited partnerships and real estate joint ventures	2,972	2.9	2,635	3.2
Short-term investments	381	0.4	222	0.3
Other invested assets	1,361	1.3	1,171	1.4
Cash and cash equivalents	5,195	5.0	2,970	3.6
Total cash and invested assets	$103,431	100.0%	$81,870	100.0%
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

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Average invested assets at amortized cost	$39,469	$37,051	$2,418	$38,250	$35,934	$2,316
Net investment income	$492	$430	$62	$1,372	$1,238	$134
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	5.08%	4.72%	36 bps	4.81%	4.62%	19 bps
VII (included in net investment income)	$36	$39	$(3)	$64	$95	$(31)
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.95%	4.51%	44 bps	4.82%	4.46%	36 bps
Investment yield increased for the three months ended September 30, 2024 and the nine months ended September 30, 2024, in comparison to the same periods in the prior year, primarily due to higher new money rates. For the nine months ended September 30, 2024, this was partially offset by decreased variable income from real estate joint ventures.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of September 30, 2024 and December 31, 2023.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. As of September 30, 2024 and December 31, 2023, approximately 94.9% and 94.3%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
The Company owns floating rate securities that represent approximately 7.5% and 7.7% of the total fixed maturity securities as of September 30, 2024 and December 31, 2023, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to enhance asset management strategies and match certain interest-sensitive contract liabilities.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 65.4% and 64.1% of total fixed maturity securities as of September 30, 2024 and December 31, 2023, respectively. See “Corporate Fixed Maturity Securities” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of September 30, 2024 and December 31, 2023.

As of September 30, 2024 and December 31, 2023, the Company’s investments in Canadian government securities represented 6.4% and 6.5%, respectively, of the fair value of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
As of September 30, 2024 and December 31, 2023, the Company’s investments in Japanese government securities represented 6.7% and 5.2%, respectively, of the fair value of total fixed maturity securities. These assets are primarily long duration government bonds matching the liability profile of the Company’s Japanese business.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of September 30, 2024 and December 31, 2023 was as follows (dollars in millions):

		September 30, 2024			December 31, 2023
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$53,371	$51,053	65.3%	$41,469	$38,739	64.1%
2	BBB	24,076	23,130	29.6	19,793	18,261	30.2
3	BB	3,284	3,233	4.2	3,068	2,956	4.9
4	B	662	576	0.7	479	396	0.7
5	CCC and lower	168	131	0.2	116	92	0.1
6	In or near default	45	26	—	52	23	—
	Total	$81,606	$78,149	100.0%	$64,977	$60,467	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of September 30, 2024 and December 31, 2023 (dollars in millions):

	September 30, 2024			December 31, 2023
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
ABS:
Collateralized loan obligations (“CLOs”)	$2,659	$2,650	29.7%	$2,086	$2,048	28.1%
ABS, excluding CLOs	2,862	2,723	30.5	2,575	2,381	32.7
Total ABS	5,521	5,373	60.2	4,661	4,429	60.8
CMBS	2,327	2,238	25.1	1,969	1,773	24.3
RMBS:
Agency	401	365	4.0	444	398	5.5
Non-agency	973	953	10.7	729	681	9.4
Total RMBS	1,374	1,318	14.7	1,173	1,079	14.9
Total	$9,222	$8,929	100.0%	$7,803	$7,281	100.0%
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
As of September 30, 2024 and December 31, 2023, the Company had $5.1 billion and $5.6 billion, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in retail locations, light industrial properties, and commercial offices. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Mortgage loans in the Company’s portfolio range in size up to $45 million, with the average mortgage loan investment as of September 30, 2024, of $10 million.
As of September 30, 2024 and December 31, 2023, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	September 30, 2024		December 31, 2023
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$3,008	35.4%	$2,806	37.6%
South	2,700	31.8	2,472	33.1
Midwest	1,275	15.1	1,163	15.6
Northeast	639	7.5	541	7.3
Subtotal – U.S.	7,622	89.8	6,982	93.6
Canada	648	7.6	301	4.0
United Kingdom	223	2.6	176	2.4
Total	$8,493	100.0%	$7,459	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2023 Annual Report and “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.
Allowance for Credit Losses and Impairments
The table below summarizes investment related gains (losses), net related to allowances for credit losses and impairments for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Change in allowance for credit losses on fixed maturity securities	$(9)	$7	$(45)	$(31)
Impairments on fixed maturity securities	—	—	(1)	(1)
Change in mortgage loan allowance for credit losses	(12)	(17)	(20)	(23)
Limited partnerships and real estate joint ventures impairment losses	—	—	(8)	—
Other impairment losses	—	(4)	(4)	(4)
Investment related gains (losses) related to credit losses and impairments	$(21)	$(14)	$(78)	$(59)

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
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of September 30, 2024 and December 31, 2023.
As of September 30, 2024 and December 31, 2023, the Company classified approximately 9.9% and 10.6%, respectively, of its fixed maturity securities in the Level 3 category. Refer to Note 12 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information. These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Lending and Repurchase/Reverse Repurchase Agreements” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities lending and repurchase/reverse repurchase agreements.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of September 30, 2024 and December 31, 2023. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets primarily include lifetime mortgages, derivative contracts, FHLB common stock and real estate held for investment. See “Other Invested Assets” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of September 30, 2024 and December 31, 2023.
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
See Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of September 30, 2024 and December 31, 2023.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of September 30, 2024, the Company had credit exposure of $16 million.
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

The Company holds $1,026 million and $944 million of beneficial interest in lifetime mortgages in the UK, net of allowance for credit losses, as of September 30, 2024 and December 31, 2023, respectively. Investment income includes $12 million and $11 million in interest income earned on lifetime mortgages for the three months ended September 30, 2024 and 2023, respectively, and $33 million and $29 million in interest income earned on lifetime mortgages for the nine months ended September 30, 2024 and 2023, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product.  As of September 30, 2024, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2023, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2023, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended September 30, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2024 – July 31, 2024	26,338	$223.75	—	$500,000,000
August 1, 2024 – August 31, 2024	2,335	$210.06	—	$500,000,000
September 1, 2024 – September 30, 2024	1,592	$219.31	—	$500,000,000
(1)The Company did not repurchase any shares of common stock under its share repurchase program in July, August and September 2024. The Company net settled – issuing 59,586, 5,997, and 3,793 shares from treasury and repurchasing from recipients 26,338, 2,335, and 1,592 shares in July, August and September 2024, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 23, 2024, the Company’s board of directors authorized a share repurchase program for up to $500 million of its outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the nine months ended September 30, 2024, the Company did not repurchase any shares of common stock under this program.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and the Company’s stock price.
ITEM 5.  Other Information
During the nine months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6.  Exhibits
See index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed May 22, 2020

3.2	Amended and Restated Bylaws, effective December 20, 2022, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2022

10.1	Offer Letter, dated April 25, 2024, between the Company and Axel André, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 5, 2024*

10.2	Stock Appreciation Rights Award Agreement, dated July 24, 2024 between the Company and Axel André, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 5, 2024*

10.3	Restricted Stock Unit Agreement, dated July 24, 2024 between the Company and Axel André, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 5, 2024*

10.4	Restricted Stock Unit Agreement, dated July 24, 2024, between the Company and Axel André, incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed August 5, 2024*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.

GLOSSARY OF SELECTED TERMS
Throughout this quarterly report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.
Entities

Term or Acronym	Definition
RGA Reinsurance	RGA Reinsurance Company
Parkway Re	Parkway Reinsurance Company
Rockwood Re	Rockwood Reinsurance Company
Castlewood Re	Castlewood Reinsurance Company
Chesterfield Re	Chesterfield Reinsurance Company
RGA Life and Annuity	RGA Life and Annuity Insurance Company
RGA Canada	RGA Life Reinsurance Company of Canada
RGA Barbados	RGA Reinsurance Company (Barbados) Ltd.
RGA Americas	RGA Americas Reinsurance Company, Ltd.
Manor Re	Manor Reinsurance, Ltd.
RGA Atlantic	RGA Atlantic Reinsurance Company Ltd.
RGA Worldwide	RGA Worldwide Reinsurance Company, Ltd.
RGA Global	RGA Global Reinsurance Company, Ltd.
RGA Australia	RGA Reinsurance Company of Australia Limited
RGA International	RGA International Reinsurance Company dac
Aurora National	Aurora National Life Assurance Company
Omnilife	Omnilife Insurance Company, Limited
Papara	Papara Financing LLC
Certain Terms and Acronyms

Term or Acronym	Definition
A.M. Best	A.M. Best Company
ABS	Asset-backed securities
Actuary	A specialist in the mathematics of risk, especially as it relates to insurance calculations such as premiums, reserves, dividends, insurance rates and annuity rates.
Allowance	An amount paid by the reinsurer to the ceding company to help cover the ceding company's acquisition and other costs, especially commissions. Allowances are usually calculated as a large percentage (often 100%) of first-year premiums reinsured and smaller percentages of renewal premiums reinsured.
AOCI	Accumulated other comprehensive income (loss)
Asset-Intensive Reinsurance	A transaction (usually coinsurance or funds withheld and often involving reinsurance of annuities) where performance of the underlying assets, more so than any mortality risk, is a key element.
Assumed reinsurance	Insurance risk that a reinsurer accepts (assumes) from a ceding company.
ASU	Accounting Standards Update
ASU 2018-12	Financial Accounting Standards Board’s Accounting Standards Update No. 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts” and related amendments. Also referred to as LDTI.
Automatic Reinsurance	Reinsurance arrangement whereby the ceding company and reinsurer agree that all business of a certain description will be ceded to the reinsurer. Under this arrangement, the ceding company performs underwriting decision-making within agreed-upon parameters for all business reinsured.
Bermuda Insurance Act	Bermuda's Insurance Act 1978 which distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business.
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
CCPA	California Consumer Privacy Act of 2018
Capital-motivated reinsurance	Reinsurance, including financial reinsurance, whose primary purpose is to enhance the cedant's capital position.
Captive insurer	An insurance or reinsurance entity designed to provide insurance or reinsurance coverage for risks of the entity or entities by which it is owned or to which it is affiliated.
CECL	Accounting for current expected credit losses using the model based on expected losses rather than incurred losses.
Ceding company (also known as cedant)	An insurer that transfers, or cedes, risk to a reinsurer
CEO	RGA’s Chief Executive Officer
Cession	The insurance risk associated with a policy that is reinsured from an insurer to a reinsurer.
CFO	RGA’s Chief Financial Officer
CIO	RGA’s Chief Information Officer

CISO	RGA’s Global Chief Information Security and Privacy officer
CLOs	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities, a part of the Company’s investment portfolio that consists of securities made up of commercial mortgages. Stated on the Company’s balance sheet at fair value.
Coinsurance (also known as original terms reinsurance)	A form of reinsurance under which the ceding company shares its premiums, death claims, surrender benefits, dividends and policy loans with the reinsurer, and the reinsurer pays expense allowances to reimburse the ceding company for a share of its expenses.
Coinsurance funds-withheld	A variant on coinsurance, in which the ceding company withholds assets equal to reserves and shares investment income on those assets with the reinsurer.
Counterparty	A party to a contract requiring or offering the exchange of risk.
Counterparty risk	The risk that a party to an agreement will be unable to fulfill its contractual obligations
CPI	Consumer price index
Critical illness (CI) insurance (also known as dread disease insurance)	Insurance that provides a guaranteed fixed sum upon diagnosis of a specified illness or condition such as cancer, heart disease, or permanent total disability. The coverage can be offered on a stand-alone basis or as an add-on to a life insurance policy.
CRO	RGA’s Chief Risk Officer
CVA	Credit valuation adjustment
DAC	Deferred policy acquisition costs: Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits.
“Directors Plan”	Flexible Stock Plan for Directors
EBITDA	Earnings before interest, taxes, depreciation and amortization
EBS	Economic balance sheet framework as part of the Bermuda Solvency Capital Requirement that forms the basis for an insurer's enhanced capital requirements.
ECR	Enhanced capital requirement in accordance with the provisions of the Bermuda Insurance Act.
EEA	European Economic Area
EIAs	Equity-Indexed Annuities
EMEA	Europe, Middle East and Africa geographic segment
Enterprise Risk Management (ERM)	An enterprise-wide framework used by a firm to assess all risks facing the organization, manage mitigation strategies, monitor ongoing risks and report to interested audiences.
ESG	Environmental, social and governance
EU	European Union
Expected mortality	Number of deaths predicted to occur in a defined group of people.
FABN	Funding Agreement Backed Notes
Face amount	Amount payable at the death of the insured or at the maturity of the policy.
Facultative reinsurance	A type of reinsurance in which the reinsurer underwrites an individual risk submitted by the ceding company for a risk that is unusual, large, highly substandard or not covered by an automatic reinsurance treaty. Such risks are typically submitted to multiple reinsurers for competitive offers.
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FHLB	Federal Home Loan Bank
FIA	Fixed indexed annuities
Financial reinsurance (also known as financially-motivated reinsurance)	A form of capital-motivated reinsurance that satisfies all regulatory requirements for risk transfer and is often designed to produce very predictable reinsurer profits as a percentage of the capital provided.
FSB	Financial Stability Board which consists of representatives of national financial authorities of the G20 nations.
FVO	Fair value option
GAAP	U.S. generally accepted accounting principles
GDPR	General Data Protection Regulation which establishes uniform data privacy laws across the European Union.
GICs	Guaranteed investment contracts
GILTI	Global intangible low-taxed income; a provision of U.S. Tax Reform that generally eliminates U.S. Federal income tax deferral on earnings of foreign subsidiaries.
GloBE	Model Global Anti-Base Erosion rules developed by the Organization for Economic Cooperation and Development
GMAB	Guaranteed minimum accumulation benefits; a feature of some variable annuities that the Company reinsures
GMDB	Guaranteed minimum death benefits; a feature of some variable annuities that the Company reinsures
GMIB	Guaranteed minimum income benefits; a feature of some variable annuities that the Company reinsures
GMWB	Guaranteed minimum withdrawal benefits; a feature of some variable annuities that the Company reinsures
Group life insurance	Insurance policy under which the lives of a group of people, most commonly employees of a single company, are insured in accordance with the terms of one master contract.
Guaranteed issue life insurance	Insurance products that are guaranteed upon application, regardless of past health conditions.

IAIG	Internationally Active Insurance Group
IAIS	International Association of Insurance Supervisors
IBNR	Incurred but not reported; a liability on claims that are based on historical reporting patterns, but have not yet been reported.
Individual life insurance	An insurance policy that insures the life of usually one and sometimes two or more related individuals, rather than a group of people.
In-force sum insured	A measure of insurance in effect at a specific date.
Initial public offering (IPO)	The first sale to the public of shares of common stock issued by a private company. IPOs often are issued by smaller companies seeking the capital to expand, but they also can be used by large mutual or privately owned companies seeking to become publicly traded.
International Financial Reporting Standards (IFRS)	Standards and interpretations adopted by the International Accounting Standards Board (IASB)
ISO	International Organization Standardization
LDTI	Financial Accounting Standards Board’s Accounting Standards Update No. 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts” and related amendments. Also referred to as ASU 2018-12.
Liquidity position	Combination of the Company’s cash equivalents and short-term investments
Longevity product	An insurance product that mitigates longevity risk by providing a stream of income for the duration of the policyholder's life.
Loss ratio	Claims and other policy benefits and Future policy benefits remeasurement (gains) losses as a percentage of net premiums
Market risk benefits (MRB)	Contracts or contract features that provide protection to the policyholder from capital market risk and expose the Company to other-than-nominal capital market risk and are measured at fair value
MDCI	Missouri Department of Commerce and Insurance
MMS	Minimum margin of solvency required to be maintained by the Company's Bermuda subsidiaries.
Modco	Modified coinsurance
Modified coinsurance	A variant on coinsurance in which the ceding company retains all the reserves, as well as assets backing reserves, and pays the reinsurer interest on the reinsurer's share of the reserves.
Moody’s	Moody’s Investors Service
Morbidity	A measure of the incidence of sickness or disease within a specific population group.
Mortality experience	Actual number of deaths occurring in a defined group of people.
Mortality risk reinsurance	Reinsurance that focuses primarily on transfer of mortality risk through coinsurance of term products or YRT.
NAIC	National Association of Insurance Commissioners
NAIC SAP	NAIC statutory accounting practices
NAV	Net asset value
Net Premium Ratio (NPR)	The NPR equals the present value of benefits divided by the present value of gross premiums
NIFO	Net investments in foreign operations
NIST	National Institute of Standards and Technology
NOL	Net operating loss
Non-traditional reinsurance	Usually synonymous with capital-motivated reinsurance, but includes any reinsurance of non-biometrical risks
Novation	The act of replacing one participating member of a contract with another, with all rights, duties and terms being transferred to the new party upon consent of all parties affected.
NYSE	New York Stock Exchange: the exchange where RGA is traded under the symbol "RGA"
OAS	Option-adjusted spread
OCI	Other comprehensive income (loss)
OTC	Derivatives that are privately negotiated contracts, which are known as over-the-counter derivatives
OTC Cleared	OTC derivatives that are cleared and settled through central clearing counterparties.
PBR	Principles-based reserves
PCAOB	Public Company Accounting Oversight Board (United States)
Pension Plans	The Company's sponsored or administrated qualified and non-qualified defined benefit pension plans
Portfolio	The totality of risks assumed by an insurer or reinsurer.
Preferred risk coverage	Coverage designed for applicants who represent a better-than-average risk to an insurer.
Premium	Amount paid to insure a risk.
Primary insurance (also known as direct insurance)	Insurance business relating to contracts directly between insurers and policyholders. The insurance company is directly responsible to the policyholder.
Production	New business produced during a specified period.
PRT	Pension risk transfer
PSU	Performance Share Units
Quota share (also known as 'first dollar' quota share)	A reinsurance arrangement in which the reinsurer receives a certain percentage of each risk reinsured.
RBC	Risk based capital, which are guidelines promulgated by the NAIC and identify minimum capital requirements based upon business levels and asset mix.

Recapture	The right of the ceding company to cancel reinsurance under certain conditions.
Regulation XXX/Regulation A-XXX	U.S. Valuation of Life Policies Model Regulation implemented beginning in 2002 for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products.
Reinsurance	The transfer of insurance risk from an insurer, referred to as the ceding company, to a reinsurer, in conjunction with the payment of a reinsurance premium. Through reinsurance, a reinsurer 'insures' an insurer.
Reserves	The amount required to be carried as a liability in the financial statement of an insurer or reinsurer to provide for future commitments under outstanding policies and contracts.
Retakaful	A form of reinsurance that is acceptable within Islamic law. See Takaful.
Retention limit	The maximum amount of risk a company will insure on one life.
Retrocession	A transfer of reinsurance risk from a reinsurer to another reinsurer, referred to as the retrocessionaire, in conjunction with the payment of a retrocession premium. Through retrocession, a retrocessionaire reinsures a reinsurer.
Retrocessionaire	A reinsurer that reinsures another reinsurer; see Retrocession.
RMBS	Residential mortgage-backed securities, a part of the Company’s investment portfolio that consists of securities made up of residential mortgages. Stated on the Company’s balance sheet at fair value.
RMSC	The Company's Risk Management Steering Committee
RSUs	Restricted Stock Units
S&P	Standard & Poor's
SARs	Stock Appreciation Rights
SEC	Securities and Exchange Commission
Securitization	The structuring of financial assets as collateral against which securities can be issued to investors.
Simplified issue life insurance	Insurance products with limited face amounts that require no or minimal underwriting.
SOFR	Secured Overnight Financing Rate
SPLRC	Special Purpose Life Reinsurance Captives
Statutory capital	The excess of statutory assets over statutory reserves, both of which are calculated in accordance with standards established by insurance regulators.
“Stock Plans”	The RGA flexible stock plan and the Flexible Stock Plan for Directors, collectively
Takaful	A form of insurance that is acceptable within Islamic law, and that is devised upon the principles of mutual advantage and group security.
Tele-underwriting	A telephone interview process, during which an applicant's qualifications to be insured are assessed.
The “County”	The County of St. Louis, Missouri
The “Plan”	RGA Flexible Stock Plan
The Board	RGA's board of directors
The Companies Act	The Bermuda's Companies Act of 1981
The Company	Reinsurance Group of America, Incorporated and its subsidiaries, all of which are wholly owned, collectively
Treaty (also known as a contract)	A reinsurance agreement between a reinsurer and a ceding company. The three most common types of reinsurance treaties are YRT (yearly renewable term), coinsurance and modified coinsurance. The three most common methods of accepting reinsurance are automatic, facultative and facultative-obligatory.
TVaR	Tail Value-at-Risk used for calculated capital requirement for Bermuda subsidiaries.
U.S. Tax Reform	The U.S. Tax Cuts and Jobs Act of 2017
UAE	United Arab Emirates
UK	United Kingdom
UL	Universal life insurance
Underwriting	The process that assesses the risk inherent in an application for insurance prior to acceptance of the policy.
Valuation	The periodic calculation of reserves, the funds that insurance companies are required to hold in order satisfy all future insurance obligations.
Variable life insurance	A form of whole life insurance under which the death benefit and the cash value of the policy fluctuate according to the performance of an investment fund. Most variable life insurance policies guarantee that the death benefit will not fall below a specified minimum.
VII	Variable investment income
VOCRA	Value of customer relationships acquired which represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business.
VODA	Value of distribution agreements which represents the present value of future profits associated with the expected future business derived from distribution agreements.
Yearly Renewable Term (YRT)	A type of reinsurance which covers only mortality risk, with each year's premium based on the current amount of risk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: November 1, 2024	By:	/s/ Tony Cheng
Tony Cheng
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 1, 2024	By:	/s/ Axel André
Axel André
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)