Form 10-K
period 2024-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2025-02-21
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company.  Yes ☐  No ☒
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2024, as reported on the New York Stock Exchange was approximately $13.5 billion.
As of January 31, 2025, 66,024,444 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 21, 2025, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2024.

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
Financial Solutions
Financial solutions include asset-intensive reinsurance, longevity reinsurance, stable value products, pension risk transfer (“PRT”) transactions and capital solutions.
Asset-Intensive Reinsurance
    Asset-intensive reinsurance refers to transactions with a significant investment component, which qualify as reinsurance under U.S. generally accepted accounting principles (“GAAP”). Asset-intensive reinsurance allows the Company’s clients to manage their investment risk and available capital to pursue new growth opportunities.
An ongoing partnership with clients is important with asset-intensive reinsurance because of the active management involved in this type of reinsurance. This active management may include investment decisions, investment and claims management, and the determination of non-guaranteed elements. Some examples of asset-intensive reinsurance are fixed deferred annuities, indexed products, unit-linked variable annuities, universal life, corporate-owned life insurance and bank-owned life insurance, unit-linked variable life, immediate/payout annuities, whole life, disabled life reserves, and extended term insurance.
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
Regulation
The following table provides the jurisdiction of the regulatory authority for RGA’s primary operating and captive subsidiaries:

Subsidiary	Regulatory Authority Jurisdiction
RGA Reinsurance Company (“RGA Reinsurance”)	Missouri
Rockwood Reinsurance Company (“Rockwood Re”)	Missouri
Castlewood Reinsurance Company (“Castlewood Re”)	Missouri
Chesterfield Reinsurance Company (“Chesterfield Re”)	Missouri
RGA Life and Annuity Insurance Company (“RGA Life and Annuity”)	Missouri
RGA Life Reinsurance Company of Canada (“RGA Canada”)	Canada
RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”)	Barbados
RGA Americas Reinsurance Company, Ltd. (“RGA Americas”)	Bermuda
Manor Reinsurance, Ltd. (“Manor Re”)	Barbados
RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”)	Barbados
RGA Global Reinsurance Company, Ltd. (“RGA Global”)	Bermuda
RGA Reinsurance Company of Australia Limited (“RGA Australia”)	Australia
RGA International Reinsurance Company dac (“RGA International”)	Ireland
Aurora National Life Assurance Company (“Aurora National”)	Missouri
Omnilife Insurance Company, Limited	United Kingdom
Hodge Life Assurance Company Limited	United Kingdom
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
RGA Reinsurance, Aurora National, Chesterfield Re and RGA Life and Annuity are subject to the state of Missouri’s adoption of the National Association of Insurance Commissioners (“NAIC”) Model Audit Rule, which requires an insurer to have an annual audit by an independent certified public accountant, provide an annual management report of internal control over financial reporting, file the resulting reports with the Director of Insurance and maintain an audit committee under certain conditions.
The Insurance Holding Company System Regulatory Acts in the U.S. permit the Missouri regulator to request and consider similar information in its regulation of the solvency of and capital standards for RGA Reinsurance, Aurora National, Chesterfield Re and RGA Life and Annuity. Information about the operations of other subsidiaries of RGA and the extent to which contagion risk posed by those operations may also exist.
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
    RGA Reinsurance is the primary subsidiary of the Company subject to Regulation XXX. In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers and special purpose reinsurers, or captives. RGA Reinsurance’s statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for the collateral. The NAIC has requirements for life insurers using special purpose reinsurers. Current standards addressing the use of captive reinsurers allow captives organized prior to 2016 to continue in accordance with their currently approved plans. State insurance regulators that regulate domestic insurance companies have placed additional restrictions on the use captive reinsurers established after 2015, which may increase costs and add complexity. While RGA Reinsurance’s reserve financing arrangements using special purpose reinsurers or “captive reinsurers” are permitted, the rules place limitations on RGA Reinsurance’s ability to utilize captive reinsurers to finance reserve growth related to future business. As a result, RGA Reinsurance may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, primarily involving the use of a certified reinsurer or reciprocal jurisdiction reinsurer as discussed below.
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
RGA Reinsurance, Aurora National, Chesterfield Re, Rockwood Re, Castlewood Re and RGA Life and Annuity prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. The state of Missouri requires domestic insurance companies to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures manual subject to any deviations permitted by each state’s insurance commissioner. The Company’s non-U.S. subsidiaries are subject to the regulations and reporting requirements of their respective countries of domicile.
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
Since December of 2020, amendments to the NAIC Model Insurance Holding Company Act, as adopted by the U.S. States, including the state of Missouri, require U.S. based insurance groups to file an annual Group Capital Calculation (“GCC”). The Missouri General Assembly adopted the GCC requirement in 2021. The Company filed its first GCC report with the MDCI in 2022 for the year ending December 31, 2021, and has been required to file annually thereafter. The NAIC has yet to articulate all of the ways in which it intends the U.S. states to use the GCC. It is clear that the calculation is expected to be used to assess the adequacy of capital within an insurance group domiciled in the U.S., particularly for groups such as RGA that are designated an IAIG by the group supervisor. The Company cannot currently predict the effect that any proposed or future group capital standard will have on its financial condition or operations or the financial condition or operations of its subsidiaries.
Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating in such jurisdictions, to oversight by the applicable regulatory bodies. RGA’s subsidiaries meet the minimum capital requirements in their respective jurisdictions. In December of 2024 the International Association of Insurance Supervisors (“IAIS”) found that the U.S.’s aggregation method, utilized in the Group Capital Calculation, would produce comparable outcomes to those produced by the IAIS’ Insurance Capital Standard thus obviating the need for RGA to calculate the Insurance Capital Standard in addition to the Group Capital Calculation. As a result of this finding, RGA is not expected to be required to calculate the Insurance Capital Standard in the future. The Insurance Capital Standard, nevertheless, is a model for capital standards and while the Insurance Capital Standard is not a standard that must be followed on its own in any jurisdiction, it is likely to influence capital requirements for insurers around the world and may lead to a need for additional capital in one or more of RGA’s subsidiaries. The Company cannot predict the effect that any proposed or future legislation or rule making in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.
Insurance Holding Company Regulations
RGA Reinsurance, Aurora National, Chesterfield Re and RGA Life and Annuity are subject to regulation under the insurance and insurance holding company statutes of Missouri. The Missouri insurance holding company laws and regulations generally require insurance and reinsurance subsidiaries of insurance holding companies to register and file with the Missouri Department of Commerce and Insurance certain reports describing, among other information, capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The insurance holding company statutes and regulations also require prior approval of, or in certain circumstances, prior notice to the home state regulator of, certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.
    Under current Missouri insurance laws and regulations, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, if as a result of the acquisition such person would “control” the insurance holding company. “Control” is presumed to exist under Missouri and California law if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Changes in control of an insurer are not permitted under the laws of these states unless: (i) certain filings are made with the home state regulator, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the home state regulator. Additionally, revisions to the insurance holding company regulations of Missouri require increased disclosure to regulators of matters within the RGA group of companies.
Restrictions on Dividends and Distributions
Current Missouri law, applicable to RGA Life and Annuity and its subsidiaries, RGA Reinsurance, Aurora National and Chesterfield Re, permits the payment of dividends or distributions by each company that together with dividends or distributions paid during the preceding twelve months by that company do not exceed the greater of (i) 10% of the insurer’s statutory capital and surplus as of the preceding December 31, or (ii) the insurer’s statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDCI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). The regulatory limitations and other restrictions described herein could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations. See Note 16 – “Financial Condition and Net Income on a Statutory Basis” in the Notes to Consolidated Financial Statements for additional information on the Company’s dividend restrictions.
In contrast to the Missouri Insurance Holding Company Act, the NAIC Model Insurance Holding Company System Regulatory Act defines an extraordinary dividend as a dividend or distribution that together with dividends or distributions paid during the preceding twelve months exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. The Company is unable to predict whether, when, or if, Missouri will enact a new regulation for extraordinary dividends.
Missouri insurance laws and regulations also require that the statutory surplus of Chesterfield Re, Aurora National, RGA Life and Annuity and RGA Reinsurance following any dividend or distribution be reasonable in relation to their outstanding liabilities and adequate to meet their financial needs. The Director of the MDCI may call for a rescission of the payment of a dividend or distribution by these entities that would cause their statutory surplus to be inadequate under the standards of the Missouri insurance regulations.
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
Bermuda’s Insurance Act 1978 (the “Bermuda Insurance Act”) distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business. There are five classifications of insurers carrying on long-term business, ranging from Class A insurers to Class E insurers. Taking a risk-based approach to regulation that looks at the nature, scale and complexity of an insurer’s business, the Bermuda Monetary Authority (“BMA”) typically applies less regulatory oversight to Class A captive insurers and greater regulatory oversight to Class E commercial insurers. The Company’s subsidiaries domiciled in Bermuda are licensed for long-term business and are classified as Class E insurers and are therefore subject to extensive regulation and supervision by the BMA. Such regulation includes rules regarding anti-corruption, compliance with internationals sanctions regimes, foreign asset control, corporate governance, financial conduct and cybersecurity in addition to prudential insurance regulation. To that end, the BMA has broad powers to regulate business activities of the Company’s Bermuda domiciled subsidiaries, mandate capital and surplus requirements, regulate trade and claims practices and require strong enterprise risk management and corporate governance activities.
The Company’s Bermuda subsidiaries, as Class E insurers, file annual statutory financial statements and annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. within four months of the end of each fiscal year, unless such deadline is specifically extended. The Bermuda Insurance Act prescribes rules for the preparation of the statutory financial statements. In addition, the Company’s Bermuda subsidiaries are required to file with the BMA a capital and solvency return along with its annual statutory financial return, as well as quarterly financial returns.
The Company’s Bermuda subsidiaries must at all times maintain a minimum solvency margin (“MSM”) and an enhanced capital requirement (“ECR”) in accordance with the provisions of the Bermuda Insurance Act. If either the minimum MSM or ECR is not met then the Bermuda Insurance Act mandates certain actions and filings with the BMA including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure. The BMA has embedded an economic balance sheet (“EBS”) framework as part of the Bermuda Solvency Capital Requirement (“BSCR”) that forms the basis for an insurer’s ECR. As Class E insurers, the Company’s Bermuda subsidiaries’ ECR is established by reference to the Class E BSCR model, which provides a risk-based method for determining an insurer’s capital requirements by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR formula establishes capital requirements for different categories of risk such as fixed income investment risk, equity investment risk, long-term interest rate/liquidity risk, currency risk, concentration risk, credit risk, operational risk and nine categories of long-term insurance risk. Depending on the risk category, the capital requirement is either determined by applying shocks or by applying prescribed factors, where such shocks and factors were developed by the BMA and were calibrated at 99% Tail Value-at-Risk (“TVaR”) over a one-year time horizon.
Under the Bermuda Insurance Act, the Company’s Bermuda subsidiaries are prohibited from declaring or paying a dividend if they are not meeting their ECR or MSM requirements or if the declaration or payment of the dividend would cause such a breach. Failing to meet the MSM requirement on the last day of any financial year prohibits a company from declaring or paying any dividends during the next financial year without the approval of the BMA. Additional actions and filings may be required before a company can declare and pay a dividend depending on its prior year statutory capital and surplus. The restrictions on declaring or paying dividends and distributions under the Bermuda Insurance Act are in addition to those under Bermuda’s Companies Act 1981 (the “Companies Act”). Under the Companies Act, the Company’s Bermuda subsidiaries may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (1) the company is, or would after the payment be, unable to pay its liabilities as they become due, or (2) the realizable value of the company’s assets would thereby be less than its liabilities. Additionally, the BMA reviews agreements involving the reinsurance of in force business in advance of execution.
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
Much like the adoption of the Dodd-Frank Act in the U.S., regulators around the world continue to consider ways to avoid a recurrence of the causes of the 2008 – 2009 financial crisis. A group leading this effort is the Financial Stability Board (“FSB”). The FSB consists of representatives of national financial authorities of the G20 nations. The G20, the FSB and related governmental bodies have developed proposals to address issues such as group supervision, capital and solvency standards, systemic economic risk and corporate governance, including executive compensation and many other related issues associated with the financial crisis. At the direction of the FSB, the IAIS has developed a model framework for the supervision of IAIGs that contemplates “group-wide supervision” across national boundaries. On current findings, the U.S. Group Capital Calculation has been accepted as the group-wide risk and solvency assessment to monitor and manage its overall solvency. RGA cannot predict what additional capital requirements, compliance costs or other burdens may be imposed on it in the future. There is also the potential for inconsistent or conflicting regulation of the RGA group of companies if lawmakers and regulators should in the future pursue initiatives.
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
    In the U.S. the NAIC adopted the Insurance Data Security Model Law which establishes standards for data security and for the investigation of and notification of insurance regulators of cybersecurity events involving unauthorized access to certain private information belonging to insureds. To date, this Model Law has not been widely adopted, but the Company expects further adoption in the future or potential revision of the Model Law so that it may be adopted in a broader number of states. The cybersecurity regulation in New York is applicable to many of the Company’s clients, and it requires the Company to demonstrate the existence and soundness of its cybersecurity program to those clients. The California Consumer Privacy Act of 2018 (“CCPA”) grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information. The CCPA also gives the California consumer the right to have a business delete their personal information with some exceptions. The California restrictions, and related exceptions became effective on January 1, 2020. The Company expects that the exceptions will apply to a significant portion of its business. Laws and regulations similar to the New York cybersecurity regulation and the CCPA, as well as measures similar to the NAIC’s Insurance Data Security Model Law are likely to be adopted by more U.S. states in the near future, if not by the U.S. federal government.
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

Ratings
Insurer financial strength ratings, sometimes referred to as claims paying ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings, sometimes referred to as senior debt ratings, represent the opinions of rating agencies regarding RGA’s ability to meet the terms of its debt obligations. The Company’s insurer financial strength ratings and RGA’s senior debt ratings as of the date of this filing are listed in the table below for each rating agency that meets with the Company’s management on a regular basis. As of the date of this filing, the Standard & Poor’s (“S&P”), A.M. Best Company (“A.M. Best”), and the Moody’s Ratings (“Moody’s”) ratings listed below are on stable outlook.

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
Customer Base
The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2024, excluding premiums from single premium pension risk transfer transactions, the Company’s five largest clients generated approximately $2.9 billion or 18% of the Company’s gross premiums and other revenues. In addition, 40 other clients each generated annual gross premiums and other revenues of $100 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 48% of the Company’s gross premiums and other revenues. No individual client generated 10% or more of the Company’s total gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Human Capital Resources
The Company continuously strives to fulfill its purpose; to make financial protection accessible to all. The Company’s global team of approximately 4,100 employees consistently develop innovative solutions for its clients, deliver long-term returns for its investors, and create a meaningful impact in the communities where its employees live and work. Driving the Company’s success is a shared commitment to pursue work that matters, to serve an industry with a strong social mission, and to create sustainable long-term value for all its stakeholders.
The Company’s Culture
The Company’s people, the way they work, and the culture they cultivate are all key differentiators. The Company fosters a purpose-driven culture of client-centricity, trustworthiness, innovation, inclusivity and accountability. A collaborative environment where teamwork and mutual support is evidenced is highly valued. Employees are encouraged to work together across departments and regions to achieve common goals and drive the Company's growth and continued success. Innovation is at the heart of RGA’s culture. The Company is committed to continuous improvement, high-performance and encourages employees to think creatively and explore new ideas. This innovative mindset helps the Company stay ahead in the competitive reinsurance industry.
The Company is dedicated to the professional growth and development of its employees, offering various learning options, mentorship opportunities, and career development resources to help employees reach their full potential. The Company strives to create a workplace where everyone feels valued and respected. This inclusive culture helps attract and retain a diverse workforce, which is essential for driving innovation and growth.
Talent Attraction, Development and Retention
As a global reinsurer, the Company’s continued growth and vitality is built on attracting, developing and retaining exceptional, world-class talent. The Company prides itself on creating a positive environment and experience for all employees, while remaining disciplined in its pursuit to achieve enterprise goals to enable execution of our business strategy and continue offering innovative solutions for its clients. The Company’s focus on employee engagement and retention has resulted in a three-year average annual voluntary attrition rate of approximately 6.3% globally.
The Company’s Talent Acquisition Center of Excellence provides best-in-class recruiting experiences globally. This center aims to attract high-quality talent at all levels, from executives to interns. They use data, metrics and technology to enhance its recruitment strategies, ensuring it meets the evolving talent demands of the industry.
The Company prioritizes the development and growth of its employees with development being central to the performance management approach. New global values and competencies introduced in 2023 preceded the 2024 launch of a refreshed performance management approach that emphasizes continuous coaching and quality feedback to inspire and motivate a higher level of performance across the enterprise. This more meaningful approach aligns individual career conversations and development plans with the Company’s enterprise strategy, fostering a purpose-driven culture of client-centricity, trustworthiness, innovation, inclusivity and accountability.
To retain top talent, the Company offers competitive rewards packages and ensures employees feel valued and respected. Their retention strategy focuses on aligning rewards with demonstrated performance, contributions and impact, which helps maintain high employee engagement and supports the execution of their enterprise strategy. Additionally, the Company offers ample benefits to support wellbeing broadly for employees and their families.
The Company’s approach is designed to attract the best talent, foster and support their development, and inspire exceptional performance throughout the Company, creating a sense of belonging and purpose for all employees.
Compensation, Benefits and Pay Equity
The Company is committed to fostering a culture that is inclusive, collaborative and socially responsible. The Company is strengthened by its diverse workforce and recognizes that its employees are its greatest asset.
The Company’s compensation programs, comprised of salary together with short and long-term incentives, strike a balance between external market competitiveness and internal equity, balancing global consistency with local market variations. This balance is achieved through consistent application of program standards on a global basis, while targeting compensation at competitive levels in the markets where the Company competes for talent.
The Company’s benefit programs are an integral part of its employees’ total reward package. Benefits are aligned with local market practices and include healthcare, retirement and savings, education assistance, flexible work programs, employee assistance programs, wellness programs, and parental leave programs, amongst others.
The Company has long been committed to ensuring equal pay for equal work. The annual pay equity study, conducted by a third-party consultant, considered the average pay of females to males in comparable roles. The study analyzed the pay practices of all U.S. and non-U.S. employees in countries with more than 50 employees, representing approximately 93.5% of the Company’s employees worldwide, comparing the average base salary, base salary plus target bonus, and base salary plus target bonus plus target long-term incentive (where applicable) of females to males in comparable roles. Each year the results vary slightly due to changes in the employee population. Results decreased slightly this year with women paid on average 98.2% of what men are paid for comparable jobs for base salary, 97.9% for base salary plus target bonus and 98% for base salary plus target bonus plus target long-term incentive basis. In addition, in the U.S., when using the same methodology of comparable roles, the average non-Caucasian to Caucasian pay ratio was 101.3% for comparable jobs for base salary which represented a slight decrease, and 101.5% for both base salary plus target bonus and base salary plus target bonus plus target long-term incentives which remained stable from the previous year.
The Company is committed to gender and racial pay equity and will continue to review pay equity annually, and take action as required, to ensure its compensation programs remain aligned with its commitment to diversity, equity and inclusion.

Ensuring the Company’s compensation practices are equitable is imperative to maintain the Company’s culture and to ensure fair treatment of its employees.
Corporate Social Responsibility and Inclusion
The Company believes that creating long-term value for its stakeholders implicitly requires enacting and executing sustainable business practices and strategies while delivering competitive returns. The Company strives to govern itself in a sustainable manner that recognizes the need for strong governance, effective management systems and robust controls alongside its long-term operational goals and strategies. The Company understands that it has a responsibility to monitor and control its ecological and societal impact in addition to its obligations regarding corporate strategy, risks, opportunities, and performance.
The Company strives to cultivate an inclusive environment in which diverse backgrounds, experiences, and perspectives are welcomed and employees feel comfortable and encouraged to share their viewpoints, ideas, and solutions. The Company’s inclusion initiatives are focused in four areas: (i) fostering diverse talent; (ii) advancing diversity and inclusion in the industry and communities where the Company operates; (iii) establishing accountability and measurement throughout the Company; and (iv) building an inclusive workplace. Additionally, employees are offered a variety of development experiences to strengthen dignity and respect in the workplace. Training offerings include Unconscious Bias, Communicating with Dignity, and Fearless Futures. The Company has integrated training into its leadership development offerings and has expanded educational resources to include Growth Mindset and Mitigating Bias in Interviews.
The Company’s Inclusion Councils proactively leverage diverse teams around the world and serve as thought leaders for the Company to advance workplace practices, benefits, and programs. These include caregiver benefits, employee wellbeing, mental health advocacy and career development for employees. They work to implement the Company’s recruitment plans, offer community for historically marginalized groups, and contribute to charitable giving and volunteerism. Importantly, these Councils foster unity, celebration and engagement across our globally distributed workforce.
The Company’s Sustainability Report offers additional information across the areas of: Business Ethics & Responsible Practices; Responsible Investment Approach; Sustainable Innovation for Social Impact; Culture of Care; and Environmental Stewardship. RGA’s Sustainability Report can be found in the Company’s Investor section of its website at www.rgare.com. The contents of the Company’s Sustainability Report and related supplemental information are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document the Company files with the SEC.

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
U.S. and Latin America Operations
The U.S. and Latin America operations market traditional life and health reinsurance, reinsurance of asset-intensive products, financial reinsurance, and other capital motivated solutions, primarily to U.S. life insurance companies.
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
Customer Base

The U.S. and Latin America operations market life reinsurance and financial solutions primarily to U.S. life insurance companies. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2024, excluding premiums from single premium pension risk transfer transactions, the five largest clients generated approximately $1.8 billion or 23% of U.S. and Latin America operation’s gross premiums and other revenues. In addition, 51 other clients each generated annual gross premiums and other revenues of $25 million or more, and the aggregate gross premiums from these clients represented approximately 67% of U.S. and Latin America operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Customer Base
Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2024, the five largest clients generated approximately $907 million or 59% of Canada operation’s gross premiums and other revenues. In addition, 10 other clients each generated annual gross premiums and other revenues of $25 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 35% of Canada operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Customer Base
In 2024, the five largest clients generated approximately $1.2 billion or 41% of EMEA operation’s gross premiums and other revenues. In addition, 23 other clients each generated annual gross premiums and other revenues of $25 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 41% of EMEA operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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

Customer Base
In 2024, the five largest clients generated approximately $1.5 billion or 44% of Asia Pacific operation’s gross premiums and other revenues. In addition, 27 other clients each generated annual gross premiums and other revenues of $25 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 42% of Asia Pacific operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
    Our reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the reinsurance business, which may include reinsurance terms and capital adequacy. These agencies are concerned primarily with the protection of policyholders and their direct insurers rather than shareholders or holders of debt securities of reinsurance companies. Moreover, insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, tax distributions and other payments our reinsurance subsidiaries can make without prior regulatory approval, and impose restrictions on the amount and type of investments we may hold. Changes in any laws applicable to us could negatively affect our business.
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
    In many cases, for us to reduce regulatory reserves on business that we retrocede, the affiliated or unaffiliated reinsurer must provide an equal amount of regulatory-compliant collateral. The availability of collateral and the related cost of such collateral in the future could affect the type and volume of business we reinsure and could increase our costs. We may need to raise additional capital to support higher regulatory reserves, which could increase our overall cost of capital. If we, or our retrocessionaires, are unable to obtain or provide sufficient collateral to support our statutory ceded reserves, we may be required to increase regulatory reserves. In turn, this reserve increase could significantly reduce our statutory capital levels and adversely affect our ability to satisfy required regulatory capital levels, unless we are able to raise additional capital to contribute to our operating subsidiaries. Furthermore, term life insurance is a particularly price-sensitive product, and any increase in insurance premiums charged on these products by life insurance companies, in order to compensate them for the increased statutory reserve requirements or higher costs of insurance they face, may result in a significant loss of volume in their life insurance operations, which could, in turn, adversely affect our life reinsurance operations. We cannot assure you that we will be able to implement actions to mitigate the effect of increasing regulatory reserve requirements.
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
    We use the services of third parties such as asset managers, software vendors and administrators to perform various functions that are important to our business. For instance, we have engaged third party investment managers to manage certain assets where our investment management expertise is limited, who we rely on to provide investment advice and execute investment transactions that are within our investment policy guidelines. Our third-party service providers rely on their computer systems and their ability to maintain the security, confidentiality, integrity and privacy of those systems and the data residing on such systems. Our service providers have been and may in the future be subject to cybersecurity attacks and may not sufficiently protect their information technology and related data, which may impact their ability to provide us services and protect our data, which may subject us to losses and harm our reputation. In turn, vendors of our service providers have and may in the future be subject to such attacks. Poor performance on the part of our service providers or any related outside vendors could negatively affect our operations and financial performance.
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
The U.S. Treasury Department and the IRS continue to issue guidance under the U.S. Tax Cuts and Jobs Act as well as the Inflation Reduction Act passed in August 2022, that may result in interpretations different from ours. Furthermore, the majority of the foreign jurisdictions in which the Company operates enacted a global minimum tax and others are expected to enact a global minimum tax within a year. Guidance is expected to continue that could result in further changes to global taxation and materially affect our financial position and results of operations.
Changes in accounting standards may adversely affect our reported results of operations and financial condition.
    The Company’s consolidated financial statements are prepared in conformity with GAAP. If we are required to adopt revised accounting standards in the future, it may adversely affect our reported results of operations and financial condition. For a discussion of the impact of new accounting pronouncements issued but not yet implemented, see Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3 New Accounting Standards.”

Acquisitions and significant transactions involve varying degrees of risk that could affect our profitability.
    We have made, and may in the future make, acquisitions, either of selected blocks of business or other companies. The success of these acquisitions depends on, among other factors, our ability to appropriately price and evaluate the risks of the acquired business, as well as the availability and cost of funding sufficient to meet increased capital needs, the ability to fund cash flow shortages that may occur if anticipated revenues are not realized or are delayed and the possibility that the value of investments acquired in an acquisition may be lower than expected or may diminish due to credit defaults or changes in interest rates and that liabilities assumed may be greater than expected (due to, among other factors, less favorable than expected mortality or morbidity experience). Depending on our excess capital position and ratings profile and market conditions at the time, in connection with acquisitions, we may from time to time seek long-term debt, preferred security or common equity financing. Additionally, acquisitions may expose us to other operational challenges and various risks, including the ability to integrate the acquired business operations and data with our systems. A failure to successfully manage the operational challenges and risks associated with or resulting from significant transactions, including acquisitions, could adversely affect our business, financial condition or results of operations.
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
    We are, and in the future may be, subject to litigation and regulatory investigations or actions from time to time. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Likewise, such liabilities, actions, inquiries or investigations directed against our clients could have similar consequences to them and indirect consequences to us. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry or in our stock price. For additional information, see Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 17 Commitments, Contingencies and Guarantees.”
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
Defaults on our mortgage loans or the mortgage loans underlying our investments in mortgage-backed securities and volatility in performance of our investments in real estate related assets may adversely affect our profitability.
    A portion of our investment portfolio consists of assets linked to real estate, including mortgage loans on commercial properties, lifetime mortgages, investments in commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”). Delinquency and defaults by third parties in the payment or performance of their obligations underlying these assets could reduce our investment income and realized investment gains or result in the recognition of investment losses. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances established as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or is otherwise collateral-dependent, or the loan’s market value if the loan is being sold. CMBS and RMBS are stated on our balance sheet at fair value. The performance of our mortgage loan investments and our investments in CMBS and RMBS, however, may fluctuate in the future. An increase in the default rate of our mortgage loan investments or the mortgage loans underlying our investments in CMBS and RMBS could have a material adverse effect on our financial condition or results of operations.
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
The board of directors (the “Board”), directly and through its Risk Committee and Cybersecurity and Technology Committee (the “Cybersecurity Committee”), oversees the Company’s risk management strategy and cybersecurity, data privacy, and technology risks and provides oversight of ongoing investments in cybersecurity and technology. The Company’s Chief Risk Officer (“CRO”) provides regular reports to the Risk Committee regarding the Company’s general risks, including risks relating to cybersecurity threats, and responses thereto. The Cybersecurity Committee oversees the Company’s cybersecurity, customer privacy, and technology risks and monitors the Company’s strategy and progress to achieve its planned cybersecurity objectives. The Chief Information Officer (“CIO”) and Global Chief Information Security Officer (“CISO”) provide quarterly updates to the Cybersecurity Committee regarding cybersecurity, and information technology strategy and programs. In addition, both the Risk Committee and Cybersecurity Committee meet as needed outside of the normal quarterly reporting cycle to discuss particular cybersecurity issues as required.
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
The CRO, CIO, and CISO each have over 15 years experience in managing cybersecurity, information technology and other risk management processes. The following is a summary of the CRO, CIO, and CISO’s experience:
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
•The CISO, who is responsible for implementing the Company’s cybersecurity risk management strategy, oversees the Company’s global security team ensuring broad awareness of emerging risks and cybersecurity threats. The CISO has significant cybersecurity experience including executive management responsibility in cybersecurity, operational risk management, and information technology, including regulatory compliance and risk quantification.
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

Item 2.         PROPERTIES
The Company’s corporate headquarters is located at an owned site in Chesterfield, Missouri. In addition, the Company leases office space in various locations throughout the world. The Company believes that its existing facilities, including both owned and leased, are in good operating condition and suitable for the conduct of its business.
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
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. On January 31, 2025, there were 14,989 stockholders of record of RGA’s common stock and 66 million shares outstanding.
Issuer Purchases of Equity Securities
    The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended December 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2024 – October 31, 2024	421	$212.45	—	$500,000,000
November 1, 2024 – November 30, 2024	3,504	$227.83	—	$500,000,000
December 1, 2024 – December 31, 2024	2,451	$210.98	—	$500,000,000
(1)RGA did not repurchase any shares of common stock under its share repurchase program in October, November, and December 2024. The Company net settled – issuing 882, 10,503 and 4,785 shares from treasury and repurchased from recipients 421, 3,504 and 2,451 shares in October, November and December 2024, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 23, 2024, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the year ended December 31, 2024, the Company did not repurchase any shares of common stock under this program.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and the Company’s stock price.

Comparison of 5-Year Cumulative Total Return
The graph below shows the performance of the Company’s common stock for the period beginning December 31, 2019, and ending December 31, 2024, assuming $100 was invested on December 31, 2019. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock and are not intended to forecast or be indicative of future performance of the common stock.

Comparison of 5-Year Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
$60
12/19
12/20
12/21
12/22
12/23
12/24
Reinsurance Group of America, Incorporated
S&P 500
S&P Life & Health Insurance

	Base Period	Cumulative Total Return
	12/19	12/20	12/21	12/22	12/23	12/24
Reinsurance Group of America, Incorporated	$100.00	$72.94	$70.58	$93.89	$109.26	$146.82
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P Life & Health Insurance	100.00	90.52	123.73	136.53	142.87	171.87

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
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.9 trillion of life reinsurance in force and assets of $118.7 billion as of December 31, 2024. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, pension risk transfer, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
The Company’s underwriting expertise and industry knowledge allowed it to expand into international markets around the world including locations in Canada, the Asia Pacific region, Europe, the Middle East, Africa and Latin America. Based on the compilation of information from competitors’ annual reports, the Company believes it is the largest global life and health reinsurer in the world based on 2023 life and health reinsurance revenues. The Company has also developed its capacity and expertise in the reinsurance of longevity risks, asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.
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
    The following table sets forth the Company’s premiums attributable to each of its segments for the periods presented on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net

U.S. and Latin America:
Traditional	$7,675	$7,500	$7,218	$7,023	$7,011	$6,590
Financial Solutions	3,006	2,986	1,524	1,521	66	66
Total U.S. and Latin America	10,681	10,486	8,742	8,544	7,077	6,656

Canada:
Traditional	1,361	1,291	1,277	1,215	1,282	1,219
Financial Solutions	166	166	90	90	95	95
Total Canada	1,527	1,457	1,367	1,305	1,377	1,314

Europe, Middle East and Africa:
Traditional	2,026	2,002	1,805	1,775	1,768	1,736
Financial Solutions	927	660	704	458	623	486
Total Europe, Middle East and Africa	2,953	2,662	2,509	2,233	2,391	2,222

Asia Pacific:
Traditional	3,107	3,014	2,922	2,785	2,767	2,650
Financial Solutions	224	224	218	218	236	236
Total Asia Pacific	3,331	3,238	3,140	3,003	3,003	2,886

Corporate and Other	—	—	—	—	—	—
Total	$18,492	$17,843	$15,758	$15,085	$13,848	$13,078
    The following table sets forth selected information concerning assumed life reinsurance business in force and assumed new business volume by segment for the periods presented. The terms “in force” and “new business” refer to insurance policy face amounts or net amounts at risk.

Reinsurance Business In Force and New Business by Segment
(in billions)

	As of December 31,
	2024		2023		2022
	In Force	New Business	In Force	New Business	In Force	New Business
U.S. and Latin America:
Traditional	$1,837.1	$267.9	$1,703.6	$154.3	$1,672.2	$145.9
Financial Solutions	9.7	—	10.3	5.2	5.2	—
Total U.S. and Latin America	1,846.8	267.9	1,713.9	159.5	1,677.4	145.9

Canada:
Traditional	474.2	48.0	493.5	44.1	463.6	48.2
Financial Solutions	6.0	8.3	—	—	—	—
Total Canada	480.2	56.3	493.5	44.1	463.6	48.2

Europe, Middle East and Africa:
Traditional	970.4	119.5	960.1	113.7	735.4	169.4
Financial Solutions	—	—	—	—	—	—
Total Europe, Middle East and Africa	970.4	119.5	960.1	113.7	735.4	169.4

Asia Pacific:
Traditional	567.6	60.7	528.6	43.0	518.6	45.3
Financial Solutions	13.7	1.0	8.0	2.8	5.7	0.1
Total Asia Pacific	581.3	61.7	536.6	45.8	524.3	45.4
Total	$3,878.7	$505.4	$3,704.1	$363.1	$3,400.7	$408.9
Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds and recaptures), changes in foreign currency exchange and any other changes in the amount of insurance in force. As a result of terminations, fluctuations in foreign exchange rates and other changes, assumed in force amounts at risk decreased by $330.8 billion, $59.7 billion and $475.2 billion in 2024, 2023 and 2022, respectively.
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
Cession Rates. The percentage of new life and health business being reinsured in North America has recently begun to increase following a period of decline, due to strong recurring production coupled with in force opportunities and an aging population, which increases the need for living benefit morbidity products. Cession rates in the Company’s international markets are expected to continue increasing as middle-class growth and wealth creation drive additional insurance growth. The COVID-19 pandemic highlighted the insurance protection gap, and the strategic benefits of reinsurance, and thus may lead to increased cession rates as insurance companies address the gap.
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
Consolidation and Reorganization within the Life Reinsurance and Life Insurance Industry. There are fewer competitors in the traditional life reinsurance industry as a result of consolidations in the industry. As a consequence, the Company believes this will result in business opportunities for the remaining life reinsurers, particularly those with a significant market presence and strong ratings. However, competition from new entrants for large in force blocks, particularly for asset-intensive blocks, has increased in recent years. Additionally, merger and acquisition and other restructuring transactions within the life insurance industry will likely continue to occur, which the Company believes will increase the demand for reinsurance products to facilitate these transactions and manage risk.
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
Building for Future Generations
•Pursue a balanced approach to in force management, portfolio optimization, and new business generation.
•Foster an engaging and inclusive culture to attract and retain diverse, world-class talent.
•Behave as a responsible global citizen by taking action to address social and environmental issues.
Critical Accounting Estimates
The Company’s accounting policies are described in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements. The Company believes its most critical accounting estimates include the establishment of premiums receivable; the establishment of liabilities for future policy benefits and incurred but not reported claims; the valuation of investments, investment allowance for credit losses and investment impairments; the valuation of market risk benefits and embedded derivatives; and accounting for income taxes. The balances of these accounts require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
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
•Geographical locations;
•Underlying currency of the contract;
•Ceding company and other factors.
Given the unique risks and highly customized nature of the Company’s financial reinsurance business, insurance and reinsurance contracts for the Financial Solutions business are not aggregated with other contracts for the purpose of calculating the liability for future policy benefits.
With the exception of claim expense assumptions, the Company reviews actual and anticipated experience compared to the assumptions used to establish policy benefits on a quarterly basis and will update those assumptions if evidence suggests the assumptions should be revised. During the third quarter of 2024, the Company completed its annual assumption review resulting in a decrease in its total liability for future polity benefits. The decrease was primarily the result of updated mortality assumptions, which had a favorable impact on the liability for future policy benefits for the Company’s Financial Solutions business and an unfavorable impact on the Company’s Traditional business. Updates may occur in other quarters if information becomes available during the quarter that indicates an assumption update is necessary. The Company has elected to lock-in claims expense assumptions at contract inception and those assumptions are not subsequently reviewed or updated.
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

	December 31, 2024 (dollars in millions)
Assumptions	Liability for Future Policy Benefits	Pre-tax Income	Other Comprehensive Income (Loss)
Discount Rate
Effect of an increase by 100 bps	$(5,000)	N/A	$5,000
Effect of an increase by 50 bps	$(2,600)	N/A	$2,600
Effect of a decrease by 50 bps	$2,900	N/A	$(2,900)
Effect of a decrease by 100 bps	$6,100	N/A	$(6,100)
Mortality
Effect of an increase by 1%	$360	$(360)	$—
Effect of a decrease by 1%	$(360)	$360	$—
Morbidity
Effect of an increase by 5%	$370	$(370)	$—
Effect of a decrease by 5%	$(330)	$330	$—
Lapse
Effect of an increase by 10%	$(120)	$120	$—
Effect of a decrease by 10%	$110	$(110)	$—
Valuation of Market Risk Benefits and Embedded Derivatives
The Company reinsures certain insurance products that contain terms that are deemed to be market risk benefits or embedded derivatives.
Variable annuities with guaranteed minimum benefits have been identified as market risk benefits. Market risk benefits are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value using an option-based valuation model based on current net amounts at risk, market data, Company experience and other factors. Changes in fair value are recognized in net income each period with the exception of the portion of the change in fair value due to a change in the liability’s credit valuation adjustment (“CVA”), which is recognized in other comprehensive income (loss). The liability for market risk benefits totaled $223 million and $258 million as of December 31, 2024 and 2023, respectively.
The Company reinsures certain insurance products that contain terms that are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under the general accounting principles for Derivatives and Hedging. If the instrument would not be reported in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried on the consolidated balance sheets at fair value with the host contract.
Additionally, reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts.
The valuation of the various embedded derivatives requires complex calculations based on actuarial and capital markets inputs and assumptions related to estimates of future cash flows and interpretations of the primary accounting guidance continue to evolve in practice. The valuation of embedded derivatives is sensitive to the investment credit spread environment. Changes in investment credit spreads are also affected by the application of a CVA. The fair value calculation of an embedded derivative in an asset position utilizes a CVA based on the ceding company’s retrocessionaire’s credit risk. Conversely, the fair value calculation of an embedded derivative in a liability position utilizes a CVA based on the Company’s credit risk. Generally, an increase in investment credit spreads, ignoring changes in the CVA, will have a negative impact on the fair value of the embedded derivative (decrease in income).

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
Fixed maturity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on fixed maturity securities classified as available-for-sale, less applicable deferred income taxes, are recognized in other comprehensive income.
The interest rate sensitivity relating to the Company’s fixed maturity securities is assessed using hypothetical scenarios that assume positive and negative 50 and 100 basis point parallel shifts in the yield curves. This analysis assumes that the U.S., Canada and other pertinent countries’ yield curve shifts are of equal direction and magnitude. Change in value of individual securities is estimated consistently under each scenario using a commercial valuation tool. The Company’s actual experience may differ from the results noted below particularly due to assumptions utilized or if events differ from those included in the methodology. The following table summarizes the results of this analysis for fixed maturity securities in the Company’s investment portfolio as of December 31, 2024 (dollars in millions):

Interest Rate Analysis of Estimated Fair Value of Fixed Maturity Securities
	-100 bps	-50 bps	–	+50 bps	+100 bps
Total estimated fair value	$84,955	$81,143	$77,617	$74,375	$71,418
% Change in estimated fair value from base	9.5%	4.5%	—%	(4.2)%	(8.0)%
$ Change in estimated fair value from base	$7,338	$3,526	$—	$(3,242)	$(6,199)
    Interest rate sensitivity analysis is also used to measure the Company’s interest rate risk related to floating rate securities by computing estimated changes in pretax income for floating rate assets and liabilities over a one year period following an instantaneous, parallel, hypothetical 100 basis point change in market interest rates. The Company’s projected decrease in pretax income associated with floating rate instruments in the event of an instantaneous 100 basis point decrease in market interest rates for its fiscal year ended December 31, 2024, was $40 million.
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
    See Note 14 – “Income Tax” in the Notes to Consolidated Financial Statements for further discussion.
Consolidated Results of Operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, and the year ended December 31, 2023, compared to the year ended December 31, 2022, are presented below.
Consolidated income before income taxes
The following table summarizes the changes in net income for the periods presented (dollars in millions, except per share data):

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues
Net premiums	$17,843	$15,085	$13,078	$2,758	$2,007
Net investment income	4,416	3,591	3,161	825	430
Investment related gains, net	(745)	(481)	(539)	(264)	58
Other revenues	593	372	527	221	(155)
Total revenues	22,107	18,567	16,227	3,540	2,340
Benefits and expenses
Claims and other policy benefits	16,903	13,872	11,982	3,031	1,890
Future policy benefits remeasurement (gains) losses	(32)	(62)	291	30	(353)
Market risk benefits remeasurement (gains) losses	(44)	(10)	10	(34)	(20)
Interest credited	1,087	864	682	223	182
Policy acquisition costs and other insurance expenses	1,641	1,397	1,344	244	53
Other operating expenses	1,268	1,089	1,009	179	80
Interest expense	304	257	191	47	66
Total benefits and expenses	21,127	17,407	15,509	3,720	1,898
Income before income taxes	980	1,160	718	(180)	442
Provision for income taxes	256	251	197	5	54
Net income	$724	$909	$521	$(185)	$388
Net income attributable to noncontrolling interest	7	7	4	—	3
Net income available to RGA, Inc. shareholders	$717	$902	$517	$(185)	$385
Earnings per share
Basic earnings per share	$10.90	$13.60	$7.73
Diluted earnings per share	10.73	13.44	7.64
Year ended December 31, 2024, compared to the year ended December 31, 2023

Consolidated results
The decrease in income during 2024 was primarily the result of the following:
•During the third quarter of 2024, the Company completed its annual assumptions review resulting in a remeasurement loss, primarily driven by updated lapse assumptions in India, partially offset by favorable mortality updates in the U.S. and Canada. The 2023 annual assumptions update resulted in an immaterial gain million in the third quarter of 2023. See “Consolidated Adjusted Operating Income Before Taxes” and Note 5 – “Future Policy Benefits” for additional information.
•During the third quarter of 2024, the Company made a decision to increase its per life retention limit from $8 million to $30 million. As a result, the Company expects to recapture business previously retroceded starting in 2025. The increased retention limit and updated recapture assumption resulted in a future policy benefits remeasurement loss recognized in the third quarter of 2024. See “Consolidated Adjusted Operating Income Before Taxes” and Note 10 – “Reinsurance” for additional information.
•Non-economic loss recognized at the inception of a single premium pension risk transfer (“PRT”) transaction completed during 2024. The non-economic loss at inception is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP.
•An increase in investment related losses resulting from portfolio repositioning partially offset by changes in the fair value of embedded derivatives associated with modco/funds withheld treaties.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations increased income before income taxes by $16 million due to the weakening of the Japanese yen and Korean won on losses incurred in Japan and Korea, and the strengthening of the British pound compared to the U.S. Dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Investment related gains and losses
The increase in investment related losses, net is attributable to the following:
•During 2024 and 2023, the Company repositioned its investment portfolio to generate higher yields which led to net capital losses of $617 million and $203 million, respectively.
•Changes in the fair value of free standing derivatives increased investment related losses, net by $229 million in 2024, compared to $129 million in 2023.
•The Company incurred $76 million and $61 million of impairments and change in allowance for credit losses during the years ended December 31, 2024 and 2023, respectively.
The increase in investment related losses, net was partially offset by the following:
•Changes in the fair value of embedded derivatives associated with modco/funds withheld treaties, decreased investment related losses, net by $116 million in 2024, compared to an increase in investment related losses, net of $163 million in 2023.
See the Investment section within Management Discussion and Analysis, Note 11 – “Investments” and Note 12 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on the changes in allowance for credit losses, impairment losses and derivatives.
Market risk benefits
Represents the impact related to market risk benefits, which consist of guaranteed minimum benefits associated with the Company’s reinsurance of variable and equity-indexed annuities. The fair value changes of market risk benefits along with the changes in fair value of the freestanding derivatives (interest rate swaps, financial futures and equity options) purchased by the Company to substantially hedge the liability are reflected in revenues. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, decreased income before income taxes, by $21 million and $40 million in 2023.
Non-economic changes in insurance liabilities
Non-economic changes in insurance liabilities include the initial loss on PRT transactions, net of amortization, and changes in the fair value of embedded derivatives associated with the Company’s reinsurance of EIAs. The initial loss at inception of a PRT transaction is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP. During 2024 and 2023, the Company incurred non-economic losses of $127 million and $36 million, respectively.

Income taxes
The effective tax rate on a consolidated basis was 26.3% and 21.8% for 2024 and 2023, respectively. The effective tax rate for 2024 was greater than the U.S. Statutory rate of 21.0% primarily due to income in non-U.S. jurisdictions and tax expense on legal entity restructuring which were partially offset with benefits due to the release of valuation allowances in non-U.S. jurisdictions and benefits related to return to provision adjustments. See Note 14 – “Income Tax” in the Notes to Consolidated Financial Statements for additional information.
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in income in 2023 compared to 2022 was primarily the result of the following:
•The annual assumptions review had less of an impact in 2023 compared to 2022. See “Consolidated Adjusted Operating Income Before Taxes” and Note 5 – “Future Policy Benefits” in the Notes to Consolidated Financial Statements for additional information.
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
Consolidated adjusted operating income before income taxes
Non-GAAP Measure – Adjusted operating income before income taxes is not determined in accordance with U.S. GAAP. The Company principally uses adjusted operating income before income taxes in evaluating performance because the Company believes that such measure, when reviewed in conjunction with relevant U.S. GAAP measure (i.e., income before income taxes), presents a clearer picture of its operating performance and is used by the Company in the allocation of its resources. The Company believes that this non-GAAP financial measure provides investors and other third parties with a better understanding of the Company’s results of operations, financial statements and the underlying profitability drivers and trends of the Company’s businesses by excluding specified items which may not be indicative of the Company’s ongoing operating performance and may fluctuate significantly from period to period. These measures should be considered supplementary to the Company’s financial results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way the Company calculates such measures. Consequently, the Company’s non-GAAP financial measures may not be comparable to similar measures used by other companies.
Adjusted operating income (loss) before taxes is calculated as income (loss) before income taxes excluding, as applicable:
•Substantially all of the effect of net investment related gains and losses;
•Changes in the fair value of embedded derivatives;
•Changes in the fair value of contracts that provide market risk benefits;
•Non-economic losses at contract inception for direct pension risk transfer single premium business (which are amortized into adjusted operating income within claims and other policy benefits over the estimated lives of the contracts);
•Any net gain or loss from discontinued operations;
•The cumulative effect of any accounting changes;
•The impact of certain tax related items; and
•Any other items the Company believes are not indicative of the Company’s ongoing operations.
See “Segment Accounting Policies” within Note 19 – “Segment Information” in the Notes to Consolidated Financial Statements for additional information regarding the presentation of segment results and the Company’s definition of adjusted operating income.
Reconciliation of income before taxes to adjusted operating income (loss) before taxes
The reconciliation of income (loss) before income taxes to adjusted operating income before income taxes is shown below for the periods presented (dollars in millions):

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Income (loss) before income taxes	$980	$1,160	$718	$(180)	$442
Investment and derivative (gains) losses	897	360	425	537	(65)
Market risk benefits remeasurement gains (losses)	(44)	(10)	10	(34)	(20)
Change in fair value of funds withheld embedded derivatives	(116)	163	173	(279)	(10)
Funds withheld (gains) losses – investment income	3	(5)	24	8	(29)
EIA embedded derivatives – interest credited	15	(6)	(53)	21	47
Investment income on unit-linked variable annuities	3	1	24	2	(23)
Interest credited on unit-linked variable annuities	(3)	(1)	(24)	(2)	23
Interest expense on uncertain tax positions	1	—	—	1	—
Other	16	37	(80)	(21)	117
Adjusted operating income before income taxes	$1,752	$1,699	$1,217	$53	$482
Year ended December 31, 2024, compared to the year ended December 31, 2023
The increase in adjusted operating income before income taxes in 2024 was primarily the result of the following:
•An increase in net investment income attributable to an increase in the average invested asset base and higher interest rates on new investments.
•An increase in premiums due to new business growth and management in force actions during 2024.
•An increase in other income primarily attributable to higher surrender charges related to an increase in lapses on a single premium block of business
The increases in adjusted operating income were partially offset by the following:
•During the third quarter of 2024, the Company completed its annual assumptions review resulting in a loss of $58 million, primarily driven by updated lapse assumptions in India, partially offset by favorable mortality updates in the U.S. and Canada. The 2023 annual assumptions update resulted in a gain of $3 million in the third quarter of 2023. See Note 5 – “Future Policy Benefits” for additional information.
•During the third quarter of 2024, the Company made a decision to increase its per life retention limit from $8 million to $30 million. The current per life retention limit has been effective since 2008. Since then, the Company has grown significantly and further diversified its business, thus increasing the ability to absorb earnings volatility related to claims. Additionally, the recently adopted LDTI accounting standard further reduces earnings volatility related to claims. These factors led to the decision to increase the per life retention limit effective January 1, 2025. As a result, the Company expects to recapture business previously retroceded starting in 2025. The increased retention limit and updated recapture assumption resulted in a future policy benefits remeasurement loss of $136 million recognized in the third quarter of 2024. The higher per life retention limit is expected to increase profits in the future. See Note 10 – “Reinsurance” for additional information.
•An increase in other operating expenses due to higher compensation costs related to incentive compensation accruals and an increase in consulting costs related to an expansion of information technology projects.
See “Results of Operations by Segment” for additional discussion of current and prior period results of operations.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations increased adjusted operating income before income taxes by $5 million primarily due to the strengthening of the British pound and weakening of the Korean won on losses incurred in Korea compared to the U.S. Dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums was primarily due to single premium pension risk transfer (“PRT”) transactions completed during 2024. The PRT single premiums received were offset by an increase in reserves. The remaining increase in premiums is primarily due to organic growth on existing treaties and new business production, measured by the face amount of reinsurance in force, of $505.4 billion during 2024 compared to $363.0 billion during 2023. Consolidated assumed life reinsurance in force increased to $3,878.7 billion as of December 31, 2024, from $3,704.1 billion as of December 31, 2023, due to new business production and changes in foreign exchange rates.
Net investment income

    The increase in net investment income is primarily attributable to an increase in the average invested asset base and higher risk-free rates earned on new investments and higher yields earned on alternative and private asset classes, partially offset by a decrease in variable investment income associated with joint venture and limited partnership investments:
•The average invested assets at amortized cost, excluding spread related business, totaled $38.5 billion and $35.9 billion in 2024 and 2023, respectively.
•The average yield earned on investments, excluding spread related business, was 4.82% and 4.68% in 2024 and 2023, respectively. The increase in yield for the year ended December 31, 2024, compared to the prior year was attributable to higher new money rates, an increase investments in higher yielding alternative and private asset classes.
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
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in adjusted operating income in 2023 compared to 2022 was primarily the result of the following:
•An increase in net investment income attributable to an increase in the average invested asset base and higher interest rates on new investments.
•During 2023, the Company updated its assumptions which resulted in a future policy benefits remeasurement gain of $3 million compared to a future policy benefits remeasurement loss of $242 million in 2022. See Note 5 – “Future Policy Benefits” in the Notes to Consolidated Financial Statements for additional information.
•Favorable claims experience in the U.S. and Latin America and Asia Traditional segment during 2023 and future policy benefits remeasurement gains. The unfavorable experience in the prior period, included in future policy benefits remeasurement (gains) losses, was primarily attributable to higher than expected claims as a result of COVID-19 incurred in the first quarter of 2022.
Results of Operations by Segment
The Company uses adjusted operating income before income taxes to analyze the performance of its operating segments. Adjusted operating income before income taxes is not determined in accordance with U.S. GAAP. The Company principally uses adjusted operating income before income taxes in evaluating performance because the Company believes that such measure, when reviewed in conjunction with relevant U.S. GAAP measure (i.e., income before income taxes), presents a clearer picture of its operating performance and is used by the Company in the allocation of its resources. The Company believes that this financial measure provides investors and other third parties with a better understanding of the Company’s results of operations, financial statements and the underlying profitability drivers and trends of the Company’s businesses by excluding specified items which may not be indicative of the Company’s ongoing operating performance and may fluctuate significantly from period to period. These measures should be considered supplementary to the Company’s financial results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way the Company calculates such measures. Consequently, the Company’s non-GAAP financial measures may not be comparable to similar measures used by other companies.
The Company’s significant segment expenses are (1) adjusted claims and other policy benefits which exclude the non-economic losses at contract inception for direct pension risk transfer single premium business, (2) future policy benefits remeasurement gains and losses, (3) adjusted interest credited, which excludes the change in the fair value of embedded derivatives associated with equity-indexed annuities and (4) interest expense. See Note 19 – “Segment Information” in the Notes to Consolidated Financial Statements for additional information regarding the presentation of segment results and the Company’s definition of adjusted operating income.

U.S. and Latin America Operations
    The U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in the reinsurance of individual mortality-risk, health and long-term care, universal life products and, to a lesser extent, group reinsurance. The Financial Solutions segment consists of Asset-Intensive and Capital Solutions. Asset-Intensive within the Financial Solutions segment includes coinsurance of annuities, corporate-owned life insurance policies, pension risk transfer (“PRT”) group annuity contracts and, to a lesser extent, fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Capital Solutions within the Financial Solutions segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance and other transactions. Typically, these transactions do not qualify as reinsurance under GAAP, due to the low-risk nature of the transactions, therefore only the related net fees are reflected in other revenues on the consolidated statements of income.
The following table sets forth the U.S. and Latin America operating results for the periods indicated (dollars in millions). See additional information in the Traditional and Financial Solutions sections.

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Total segment revenues	$12,921	$10,697	$8,909	$2,224	$1,788
Total adjusted benefits and expenses	12,070	9,933	8,314	2,137	1,619
Adjusted operating income before income taxes	$851	$764	$595	$87	$169
Year ended December 31, 2024, compared to year ended December 31, 2023
The increase in adjusted operating income before income taxes in 2024 was primarily the result of favorable impacts of management in force actions, partially offset by lower contributions from Financial Solutions new business and a decrease in variable investment income.
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in adjusted operating income before income taxes in 2023 was primarily the result of a decrease in remeasurement losses due to assumption updates and favorable claims experience in 2023 as compared to the prior year in U.S. Traditional lines of business, partially offset by a recapture fee earned on a terminated Capital Solutions transaction in 2022.
Traditional Reinsurance
The following table sets forth the U.S. and Latin America Traditional segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Segment revenues
Net premiums	$7,500	$7,023	$6,590	$477	$433
Net investment income	881	779	900	102	(121)
Investment related gains, net	—	—	—	—	—
Other revenues	48	16	27	32	(11)
Total segment revenues	8,429	7,818	7,517	611	301
Adjusted benefits and expenses
Adjusted claims and other policy benefits	6,846	6,429	6,133	417	296
Future policy benefits remeasurement (gains) losses	(109)	74	262	(183)	(188)
Adjusted interest credited	119	75	69	44	6
Policy acquisition costs and other insurance expenses	809	730	722	79	8
Other operating expenses	239	197	184	42	13
Total adjusted benefits and expenses	7,904	7,505	7,370	399	135
Adjusted operating income before income taxes	$525	$313	$147	$212	$166
Key metrics
Life reinsurance in force	$1,837.1 billion	$1,703.6 billion	$1,672.2 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$53	$17	$170
Effect of actual variances from expected experience	$(162)	$57	$92
Loss ratio (1)	90%	93%	97%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	11%	10%	11%
Other operating expenses as a percentage of net premiums	3%	3%	3%
(1)Includes claims and other policy benefits and future policy benefits remeasurements (gains) losses.
Year ended December 31, 2024, compared to year ended December 31, 2023
The increase in adjusted operating income before income taxes in 2024 for the U.S. and Latin America Traditional segment was primarily the result of management in force actions, such as rate increases and recaptures, and contributions from new transactions.
Segment revenues
•The increase in net premiums was primarily due to organic growth and contributions from new transactions, as well as the recapture of a large retrocession treaty, effective April 1, 2023.
•Higher investment income was driven by a higher asset base as a result of an increase in the volume and size of new transactions that closed during 2024.
Adjusted benefits and expenses
•The future policy benefits remeasurement gain in 2024 was attributable to favorable impacts of management in force actions and net favorable assumption updates, partially offset by a remeasurement loss in the amount of $83 million as a result of the change in per life retention limit. The future policy benefits remeasurement loss in 2023 was attributable to unfavorable assumption updates of $17 million and unfavorable claims experience, primarily for the U.S. Individual Life business.
•The increase in policy acquisition costs and other insurance expenses as a percentage of net premiums was less than 1% and primarily due to varying allowance levels within coinsurance type arrangements and the mix of new business between coinsurance versus yearly renewable term.
Year ended December 31, 2023, compared to year ended December 31, 2022
•The increase in adjusted operating income before income taxes in 2023 for the U.S. and Latin America Traditional segment was primarily due to organic growth on existing treaties as well as contributions from new transactions, a decrease in remeasurement losses due to assumption updates in 2023 as compared to the prior year and improved claims experience across all lines of business in 2023, driven in large part by a significant reduction in COVID-19 claims compared to 2022, partially offset by lower variable investment income in the current period.

Financial Solutions
The following table sets forth the U.S. and Latin America Financial Solutions segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Segment revenues
Net premiums	$2,986	$1,521	$66	$1,465	$1,455
Net investment income	1,280	1,137	1,063	143	74
Investment related gains (losses), net	—	—	—	—	—
Other revenues	226	221	263	5	(42)
Total segment revenues	4,492	2,879	1,392	1,613	1,487
Adjusted benefits and expenses
Adjusted claims and other policy benefits	3,187	1,646	205	1,541	1,441
Future policy benefits remeasurement (gains) losses	1	(29)	(28)	30	(1)
Adjusted interest credited	519	531	539	(12)	(8)
Policy acquisition costs and other insurance expenses	374	214	170	160	44
Other operating expenses	85	66	58	19	8
Total adjusted benefits and expenses	4,166	2,428	944	1,738	1,484
Adjusted operating income before income taxes	$326	$451	$448	$(125)	$3
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$7	$(22)	$(4)
Effect of actual variances from expected experience	$(6)	$(7)	$(24)
Year ended December 31, 2024, compared to year ended December 31, 2023
The decrease in adjusted operating income before income taxes in 2024 for the U.S. and Latin America Financial Solutions segment was primarily due to lower contributions from new business, runoff of in force business and a decrease in variable investment income.
Segment revenues
•The increase in premiums was primarily due to several single premium pension risk transfer (“PRT”) transactions completed in 2024, which were offset by an associated increase in reserves reflected in adjusted claims and other policy benefits.
•The book value of the invested asset base supporting asset-intensive transactions increased to $22.0 billion as of December 31, 2024, from $20.9 billion as of December 31, 2023, resulting in an increase in investment income.
•The increase in the asset base was primarily due to $3.3 billion from new transactions, partially offset by $1.8 billion of net run off in existing in force transactions and $0.4 billion associated with an external retrocession transaction.
•As of December 31, 2024 and 2023, $3.3 billion and $3.7 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% was associated with two clients.
Adjusted benefits and expenses
•The increase in adjusted claims and other policy benefits was primarily due to the increase in reserves on PRT transactions completed in 2024, partially offset by the decrease in reserves associated with an external retrocession transaction.
•The increase in policy acquisition costs and other insurance expenses was primarily due to an increase in other insurance expenses associated with the external retrocession transaction.
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in adjusted operating income before income taxes in 2023 for the U.S. and Latin America Financial Solutions segment was primarily due to higher net investment income due to an increase in interest rates and an increase in the asset base, partially offset by a decline in other revenues due to a recapture fee earned on a terminated Capital Solutions transaction in 2022.

Canada Operations
    The Canada operations are primarily engaged in traditional reinsurance, which consists mainly of traditional individual life reinsurance, and to a lesser extent creditor, group life and health, critical illness and disability reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional individual life insurance. The Canada Financial Solutions segment consists of longevity, asset intensive and capital solutions.
The following table sets forth the Canada operating results for the periods indicated (dollars in millions). See additional information in the Traditional and Financial Solutions sections.

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Total segment revenues	1,888	1,578	1,589	310	(11)
Total adjusted benefits and expenses	1,728	1,435	1,450	293	(15)
Adjusted operating income before income taxes	$160	$143	$139	$17	$4
Year ended December 31, 2024, compared to year ended December 31, 2023
The increase in adjusted operating income before income taxes in 2024 was primarily due to favorable experience on group business and future policy remeasurement gains compared to policy benefits remeasurement losses in 2023 in the Traditional segment. These favorable variances were partially offset by lower policy remeasurement gains in the Financial Solutions segment.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations in the Canadian dollar resulted in a $3 million decrease in income before income taxes in 2024. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in adjusted operating income before income taxes in 2023 was primarily due to favorable experience on longevity business in the Financial Solutions segment, partially offset by the effects of unfavorable assumption updates in the Traditional segment.
Traditional Reinsurance
The following table sets forth the Canada Traditional segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Segment revenues
Net premiums	$1,291	$1,215	$1,219	$76	$(4)
Net investment income	257	249	252	8	(3)
Investment related gains (losses), net	3	4	4	(1)	—
Other revenues	6	4	4	2	—
Total segment revenues	1,557	1,472	1,479	85	(7)
Adjusted benefits and expenses
Adjusted claims and other policy benefits	1,194	1,130	1,129	64	1
Future policy benefits remeasurement (gains) losses	(11)	22	(2)	(33)	24
Adjusted interest credited	1	1	—	—	1
Policy acquisition costs and other insurance expenses	186	184	203	2	(19)
Other operating expenses	53	44	41	9	3
Total adjusted benefits and expenses	1,423	1,381	1,371	42	10
Adjusted operating income before income taxes	$134	$91	$108	$43	$(17)
Key metrics
Life reinsurance in force	$474.2 billion	$493.5 billion	$463.6 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(2)	$13	$1
Effect of actual variances from expected experience	$(9)	$9	$(3)
Loss ratio (1)	92%	95%	93%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	14%	15%	17%
Other operating expenses as a percentage of net premiums	4%	4%	3%
(1) Includes Claims and other policy benefits and Future policy benefits remeasurements (gains) losses
Year ended December 31, 2024, compared to year ended December 31, 2023
The increase in adjusted operating income before income taxes in 2024 was primarily due to favorable experience on group business and future policy benefits remeasurement gains as compared to future policy benefits remeasurement losses in 2023.
Segment revenues
•The increase in net premiums was primarily due to new group business and organic growth in all lines of business.
•The segment added new life business production, measured by face amount of reinsurance in force, of $48.0 billion and $44.1 billion during 2024 and 2023, respectively. The new business production added in 2024 was partially offset by a decrease of $40 billion due to changes in foreign exchange rates.
•The increase in net investment income was primarily due to increased yield on new investments and an increase in the invested asset base.
Adjusted benefits and expenses
•The changes in future policy benefits remeasurement (gains) losses were primarily the result of net favorable assumption updates totaling $30 million primarily attributable to updated mortality assumptions, partially offset by unfavorable impacts of the increase in the Company’s per life retention limit which resulted in a loss of $25 million. The increase in per life retention is expected to contribute to earnings in future periods.
•The decrease in the loss ratio for 2024 was primarily due to favorable experience on the group line of business and future policy remeasurement gains as compared to future policy benefits remeasurement losses in 2023.
•The increase in other operating expenses was primarily due to an increase in salaries and incentive compensation.
Year ended December 31, 2023, compared to year ended December 31, 2022
The decrease in adjusted operating income before income taxes in 2023 for the Canada Traditional segment was primarily due to higher future policy benefits remeasurement losses as compared to the same period in 2022 due to updating mortality assumptions during the third quarter of 2023 and due to unfavorable claims experience for the year. The remeasurement losses were partially offset by lower policy acquisition costs and other insurance expenses.

Financial Solutions
The following table sets forth the Canada Financial Solutions segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Segment revenues
Net premiums	$166	$90	$95	$76	$(5)
Net investment income	147	4	5	143	(1)
Investment related gains (losses), net	1	—	—	1	—
Other revenues	17	12	10	5	2
Total segment revenues	331	106	110	225	(4)
Adjusted benefits and expenses
Adjusted claims and other policy benefits	307	78	86	229	(8)
Future policy benefits remeasurement (gains) losses	—	(30)	(12)	30	(18)
Adjusted interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	(7)	2	2	(9)	—
Other operating expenses	5	4	3	1	1
Total adjusted benefits and expenses	305	54	79	251	(25)
Adjusted operating income before income taxes	$26	$52	$31	$(26)	$21
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$(22)	$—
Effect of actual variances from expected experience	$—	$(8)	$(12)
Year ended December 31, 2024, compared to year ended December 31, 2023
The decrease in adjusted operating income before income taxes in 2024 was the result of a future policy remeasurement gain of $30 million in 2023 due to updating actuarial assumptions and favorable mortality experience on the longevity business. The increases in net premiums, net investment income claims and other policy benefits and policy acquisitions costs and other insurance expenses were due to a new transaction executed in the second quarter of 2024.
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in adjusted operating income before income taxes in 2023 for the Canada Financial Solutions segment was the result of higher future policy remeasurement gains in 2023 due to updating actuarial assumptions and favorable longevity experience.
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
The following table sets forth the EMEA operating results for the periods indicated (dollars in millions). See additional information in the Traditional and Financial Solutions sections

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Total segment revenues	3,138	2,560	2,530	578	30
Total adjusted benefits and expenses	2,763	2,225	2,240	538	(15)
Adjusted operating income before income taxes	$375	$335	$290	$40	$45
Year ended December 31, 2024, compared to year ended December 31, 2023
The increase in adjusted operating income before income taxes in 2024 was primarily due to increased net premiums and net investment income, partially offset by increased claims and other policy benefits and unfavorable remeasurement losses.

Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in adjusted operating income before income taxes in 2023 was primarily the result of increased net investment income and favorable remeasurement gains and claims experience on longevity business in the Financial Solutions segment.
Traditional Reinsurance
The following table sets forth the EMEA Traditional segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Segment revenues
Net premiums	$2,002	$1,775	$1,736	$227	$39
Net investment income	112	91	76	21	15
Investment related gains (losses), net	—	—	—	—	—
Other revenues	11	—	6	11	(6)
Total segment revenues	2,125	1,866	1,818	259	48
Adjusted benefits and expenses
Adjusted claims and other policy benefits	1,805	1,622	1,586	183	36
Future policy benefits remeasurement (gains) losses	48	48	(15)	—	63
Adjusted interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	109	86	77	23	9
Other operating expenses	133	130	124	3	6
Total adjusted benefits and expenses	2,095	1,886	1,772	209	114
Adjusted operating income before income taxes	$30	$(20)	$46	$50	$(66)
Key metrics
Life reinsurance in force	$970.4 billion	$960.1 billion	$735.4 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$40	$47	$13
Effect of actual variances from expected experience	$8	$1	$(28)
Loss ratio (1)	93%	94%	91%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	5%	5%	4%
Other operating expenses as a percentage of net premiums	7%	7%	7%
(1) Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
Year ended December 31, 2024, compared to year ended December 31, 2023
The increase in adjusted operating income before income taxes in 2024 was primarily due to an improvement in mortality experience, an increase in net premiums and an increase in the invested asset base
Segment revenues
•The increase in net premiums was due to increases in business volume on new and existing treaties.
•The increase in other revenues was primarily due to fee income related to the management in force actions.
Adjusted benefits and expenses
•The decrease in the loss ratio was due to an improvement in mortality experience primarily in the UK and South Africa.
•During 2024 and 2023, the Company updated its mortality assumptions which resulted in future policy benefits remeasurement losses of $40 million in 2024 and $47 million in 2023.
•The increase in policy acquisition costs and other reinsurance expenses is primarily attributable to a change in the mix of business in Continental Europe and less capitalization of non-commission acquisition costs in the current period.
Year ended December 31, 2023, compared to year ended December 31, 2022
The decrease in adjusted operating income before income taxes in 2023 was primarily due to future policy benefits remeasurement losses resulting from unfavorable claims experience as compared to future policy benefits remeasurement gains in 2022, partially offset by an increase in net premiums.

Financial Solutions
The following table sets forth the EMEA Financial Solutions segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Segment revenues
Net premiums	$660	$458	$486	$202	$(28)
Net investment income	319	215	193	104	22
Investment related gains (losses), net	—	5	18	(5)	(13)
Other revenues	34	16	15	18	1
Total segment revenues	1,013	694	712	319	(18)
Adjusted benefits and expenses
Adjusted claims and other policy benefits	562	363	428	199	(65)
Future policy benefits remeasurement (gains) losses	3	(89)	(21)	92	(68)
Adjusted interest credited	30	—	—	30	—
Policy acquisition costs and other insurance expenses	8	7	7	1	—
Other operating expenses	65	58	54	7	4
Total adjusted benefits and expenses	668	339	468	329	(129)
Adjusted operating income before income taxes	$345	$355	$244	$(10)	$111
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$3	$(34)	$(14)
Effect of actual variances from expected experience	$—	$(55)	$(7)
Year ended December 31, 2024, compared to year ended December 31, 2023
The decrease in adjusted operating income before income taxes in 2024 was primarily due to future policy benefits remeasurement losses as compared to future policy benefits remeasurement gains in 2023 partially offset by increases in net investment income and growth in closed block longevity business.
Segment revenues
•The increase in net premiums was primarily due to increased volumes of closed longevity block transactions.
•The increase in net investment income was primarily related to an increase in invested assets and higher yields from fixed-income securities.
Adjusted benefits and expenses
•The increase in claims and other policy benefits was the result of increased volumes of closed block longevity business and asset-intensive transactions.
•During the third quarter of 2024 and 2023, the Company completed its annual assumption review resulting in an immaterial change in assumptions compared to a $34 million gain recognized in 2023.
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in adjusted operating income before income taxes in 2023 was primarily due to increases in net investment income, higher future policy benefits remeasurement gains and favorable claims experience related to closed longevity blocks, partially offset by decreased net premiums.
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
The following table sets forth the Asia Pacific operating results for the periods indicated (dollars in millions). See additional information in the Traditional and Financial Solutions sections.

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022

Total segment revenues	4,254	3,799	3,472	455	327
Total adjusted benefits and expenses	3,717	3,214	3,117	503	97
Adjusted operating income before income taxes	$537	$585	$355	$(48)	$230
Year ended December 31, 2024, compared to year ended December 31, 2023
The decrease in adjusted operating income before income taxes in 2024 was primarily due to unfavorable mortality and morbidity assumptions updates in the current year.
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in adjusted operating income before income taxes in 2023 was primarily due to increased net investment income related to an increase in the asset base from new asset-intensive transactions in the Financial Solutions segment, increased net premiums, and future policy benefits remeasurement gains, as compared to future policy benefits remeasurement losses in 2022.
Traditional Reinsurance
The following table sets forth the Asia Pacific Traditional segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Segment revenues
Net premiums	$3,014	$2,785	$2,650	$229	$135
Net investment income	257	242	199	15	43
Investment related gains (losses), net	1	7	12	(6)	(5)
Other revenues	25	16	21	9	(5)
Total segment revenues	3,297	3,050	2,882	247	168
Adjusted benefits and expenses
Adjusted claims and other policy benefits	2,582	2,340	2,192	242	148
Future policy benefits remeasurement (gains) losses	34	(56)	100	90	(156)
Adjusted interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	168	176	190	(8)	(14)
Other operating expenses	231	217	206	14	11
Total adjusted benefits and expenses	3,015	2,677	2,688	338	(11)
Adjusted operating income before income taxes	$282	$373	$194	$(91)	$179
Key metrics
Life reinsurance in force	$567.6 billion	$528.6 billion	$518.6 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$109	$(2)	$75
Effect of actual variances from expected experience	$(75)	$(54)	$25
Loss ratio (1)	87%	82%	87%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	6%	6%	7%
Other operating expenses as a percentage of net premiums	8%	8%	8%
(1) Includes Claims and other policy benefits and Future policy benefits remeasurement (gains) losses
Year ended December 31, 2024, compared to year ended December 31, 2023
The decrease in adjusted operating income before income taxes in 2024 was primarily the result of remeasurement losses due to unfavorable assumption updates.
Segment revenues
•The increase in net premiums was primarily due to continued business growth in the segment.
•The segment added new life business production, measured by face amount of reinsurance in force, of $60.7 billion and $43.0 billion during 2024 and 2023, respectively.

•The increase in net investment income was attributable to an increase in investment yield due to an increase in interest rates.
Adjusted benefits and expenses
•The increase in the loss ratio for 2024 was primarily due to future policy benefits remeasurement losses recognized in 2024.
•During 2024 and 2023, the Company updated its actuarial assumptions which resulted in a future policy benefits remeasurement loss of $82 million primarily attributable to updated lapse assumptions in India and an increase in the Company’s per life retention limit which resulted in a loss of $13 million in 2024. The increase in per life retention is expected to contribute to earnings in future periods.
Year ended December 31, 2023, compared to year ended December 31, 2022
•The increase in adjusted operating income before income taxes in 2023 was primarily due to a remeasurement gain of $2 million recognized as a result of the Company’s annual assumption review compared to a remeasurement loss of $75 million in 2022.
Financial Solutions
The following table sets forth the Asia Pacific Financial Solutions segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Segment revenues
Net premiums	$224	$218	$236	$6	$(18)
Net investment income	656	486	270	170	216
Investment related gains (losses), net	20	12	17	8	(5)
Other revenues	57	33	67	24	(34)
Total segment revenues	957	749	590	208	159
Adjusted benefits and expenses
Adjusted claims and other policy benefits	308	230	223	78	7
Future policy benefits remeasurement (gains) losses	2	(2)	7	4	(9)
Adjusted interest credited	256	203	119	53	84
Policy acquisition costs and other insurance expenses	102	81	60	21	21
Other operating expenses	34	25	20	9	5
Total adjusted benefits and expenses	702	537	429	165	108
Adjusted operating income before income taxes	$255	$212	$161	$43	$51
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$9	$—	$—
Effect of actual variances from expected experience	$(7)	$(2)	$7
Year ended December 31, 2024, compared to year ended December 31, 2023
The increase in adjusted operating income before income taxes in 2024 was attributable to new business growth and an increase in investment income, primarily from new asset-intensive transactions.
The invested asset base supporting asset-intensive transactions increased to $22.2 billion as of December 31, 2024, from $15.0 billion as of December 31, 2023, primarily due to approximately $7.3 billion in additional assets from recently executed transactions. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $2.1 billion and $1.2 billion for the year ended December 31, 2024 and 2023, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Segment revenues
•The increase in net investment income was the result of an increased asset base from recently executed asset-intensive transactions.
•The increase in other revenues was primarily due to surrender charges from higher lapses on a single premium annuity block of business.

Adjusted benefits and expenses
•The increase in policy acquisition costs and other insurance expenses was the result of recently executed asset-intensive transactions, partially offset by lower contributions from single premium asset-intensive transactions.
Year ended December 31, 2023, compared to year ended December 31, 2022
The increase in adjusted operating income before income taxes in 2023 was primarily due to new business growth, which drove increases in investment income as well as benefits and expenses.
Segment revenues
•The decrease in net premiums was the result of lower contributions from single premium asset-intensive transactions, partially offset by contributions from new asset-intensive transactions.
•The increase in net investment income was related to an increased asset base and improved yields from increased interest rates.
•The decrease in other revenues was attributable to surrender charges from higher lapses on a single premium annuity block of business in the prior year.
Adjusted benefits and expenses
•The increases in adjusted interest credited and policy acquisition costs and other insurance expenses were driven by new asset-intensive transactions.
Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt and service business expenses. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. The Company invests in this area in an effort to both support its clients and accelerate the development of innovative solutions and services to increase consumer engagement within the life insurance industry and hence generate new future revenue streams.
The following table sets forth the Corporate and Other segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Segment revenues
Net premiums	$—	$—	$—	$—	$—
Net investment income	513	384	251	129	133
Investment related gains (losses), net	11	14	8	(3)	6
Other revenues	63	43	34	20	9
Total segment revenues	587	441	293	146	148
Adjusted benefits and expenses
Adjusted claims and other policy benefits	—	—	—	—	—
Future policy benefits remeasurement (gains) losses	—	—	—	—	—
Adjusted interest credited	150	61	32	89	29
Policy acquisition costs and other insurance expenses	(108)	(91)	(87)	(17)	(4)
Other operating expenses	413	342	319	71	23
Interest expense	303	257	191	46	66
Total adjusted benefits and expenses	758	569	455	189	114
Adjusted operating loss before income taxes	$(171)	$(128)	$(162)	$(43)	$34
Year ended December 31, 2024, compared to year ended December 31, 2023
The increase in adjusted operating loss before income taxes in 2024 was primarily attributable to an increase in adjusted interest credited, other operating expenses and interest expense, partially offset by an increase in net investment income.
Segment revenues
•The increase in net investment income was attributable to higher yields and a higher unallocated invested asset base.

Adjusted expenses
•The increase in adjusted interest credited was primarily attributable to new FABN issuances.
•The increase in other operating expenses was primarily attributable to higher information technology and incentive compensation expense.
•The increase in interest expense was primarily attributable to an increase in outstanding debt.
Year ended December 31, 2023, compared to year ended December 31, 2022
The decrease in adjusted operating loss before income taxes in 2023 was primarily attributable to an increase in net investment income due to higher yields and a higher unallocated invested asset base, partially offset by an increase in interest expense due to an increase in outstanding debt.

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
Current Market Environment
    The Company’s average investment yield, excluding spread related business, for 2024 was 4.82%, 14 basis points higher the same period in 2023 primarily attributable to higher new money rates and increased allocation to higher yielding private and alternative assets. The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. Gross unrealized gains on fixed maturity securities available-for-sale increased from $1.1 billion as of December 31, 2023, to $1.2 billion as of December 31. 2024. Additionally, gross unrealized losses increased from $5.6 billion as of December 31, 2023, to $6.4 billion as of December 31, 2024.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
The Company projects its reserves to be sufficient and it would not expect to be required to take any actions to augment capital, even if interest rates remain at current levels for the next five years, assuming all other factors remain constant. To mitigate disintermediation risk, the Company purchased swaptions to protect it against a material increase in interest rates. While the Company has felt the pressures of sustained low interest rates, followed by the significant increase in risk-free rates, and volatile equity markets, its business and results of operations are not overly sensitive to these risks. Mortality and morbidity risks continue to be the most significant risk for the Company. Although management believes the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.
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
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2024, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 17 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year end. There were no borrowings outstanding under the intercompany revolving credit facility as of December 31, 2024 and 2023, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiaries, RGA Americas and RGA International Division Sydney Office Pty Limited, provided loans to RGA Australian Holdings Pty Limited with a total outstanding balance of $6 million and $41 million as of December 31, 2024 and 2023, respectively. Additionally, RGA and its subsidiary, RGA Americas provided loans to RGA International Reinsurance Company dac with a total outstanding balance of $120 million and $128 million as of December 31, 2024 and 2023, respectively.
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
Undistributed earnings of the RGA’s foreign subsidiaries are generally targeted for reinvestment outside of the U.S. As of December 31, 2024, the amount of cash and cash equivalents and short-term investments held by the Company’s subsidiaries that are taxed in a foreign jurisdiction was $922 million. The Global Intangible Low-Taxed Income (“GILTI”) and Subpart F provisions of generally eliminate U.S. federal income tax deferral on earnings of foreign subsidiaries, while the dividend received deduction generally allows for tax-free repatriation of any untaxed earnings. Therefore, the Company does not expect to incur any material incremental U.S. federal income tax on repatriation of these earnings. Incremental foreign withholding taxes are not expected to be material.
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
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	2024	2023	2022
Dividends to shareholders	229	$219	$205
Purchase of common stock (1)	—	200	75
Total amount paid to shareholders	$229	$419	$280

Number of common shares purchased (1)	—	1,372,131	599,254
Average price per share	$—	$145.76	$125.15
(1)Excludes shares utilized to execute and settle certain stock incentive awards.
RGA declared dividends totaling $3.48 per share in 2024. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.
See Note 18 – “Financing Activities” and Note 20 – “Equity” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.

Statutory Dividend Limitations
    RGA Life and Annuity, RGA Reinsurance, Aurora National and Chesterfield Re are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RGA Life and Annuity, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The MDCI allows RGA Life and Annuity to pay a dividend to RGA to the extent RGA Life and Annuity received the dividend from its subsidiaries, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level.
The dividend limitations for RGA Life and Annuity, RGA Reinsurance, Aurora National and Chesterfield Re are based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. Significant differences include the treatment of deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes.
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
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its syndicated credit facility that matures in August 2028. Under the terms of this facility the Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $5.8 billion. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted RGA Inc’s shareholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-acceleration covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness.
As of December 31, 2024 and 2023, the Company had $5.1 billion and $4.5 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2024 and 2023, the average interest rate on long-term debt outstanding was 5.16% and 5.09%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
On May 13, 2024, the Company issued 5.75% fixed rate Senior Notes due 2034 with a face amount of $650 million, which will be used for general corporate purposes. Capitalized issuance costs were $6 million.
On June 8, 2023, the Company issued 6.0% fixed rate senior notes due 2033 with a face amount of $400 million, which was used to repay upon maturity the $400 million 4.70% Senior Notes that matured on September 15, 2023. Capitalized issuance costs were $4 million.
On March 23, 2023, Chesterfield Reinsurance Company, a subsidiary of RGA, issued 7.125% Surplus Notes due 2043, with a face amount of $500 million. Capitalized issue costs were $6 million. The face amount is expected to be repaid over the term of the loan based on available funds and regulatory approval. As of December 31, 2024, the amount outstanding is $450 million.
On March 13, 2023, the Company entered into a syndicated revolving credit facility with a five year term and an overall capacity of $850 million. As of December 31, 2024, the Company had no cash borrowings outstanding and no issued, but undrawn, letters of credit under this facility.

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
Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At December 31, 2024, there were approximately $126 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2024, $1.1 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company. See Note 18 – “Financing Activities” in the Notes to Consolidated Financial Statements for information regarding the Company’s letter of credit facilities.
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
Regulation XXX, implemented in the U.S. for various types of life insurance business beginning January 1, 2000, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are neither licensed nor accredited nor recognized as certified or reciprocal reinsurers in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to affiliated reinsurers, both licensed and unlicensed.
During 2016, the NAIC amended the standard valuation law to adopt life PBR that was effective January 1, 2017, allowing a three-year adoption period. The Company adopted PBR in 2020. Under PBR, reserves are determined based on terms of the reinsurance agreement which may differ from those of the direct policies.
Statutory capital may be significantly reduced if the unlicensed, uncertified or non-reciprocal jurisdiction reinsurer regardless of affiliation with the insurer, is unable to provide the required collateral to support its statutory reserve credits and it cannot find an alternative source for collateral. The demand for financing of the ceded reserve credits associated with the Company’s assumed term life business has grown at a slower rate in recent years. The Company has been able to utilize RGA Americas, as a reciprocal jurisdiction reinsurer and as a certified reinsurer, as a means of reducing the burden of financing PBR, Regulation XXX and other types of reserves. The Company’s PBR and Regulation XXX statutory reserve requirements associated with term life business and other statutory reserve requirements continues to require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other funding mechanisms to support reserve credits of its U.S. domiciled operating company subsidiaries. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced, while the regulatory capital requirements for these subsidiaries would not change. The reduction in regulatory capital would not directly affect the Company’s consolidated shareholders’ equity under GAAP; however, it could affect the Company’s ability to write new business and retain existing business.
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
In the U.S., the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the MDCI. In addition, the introduction of the reciprocal jurisdiction reinsurer has provided another alternative way to manage collateral requirements. In 2022, RGA Americas was designated as a reciprocal jurisdiction reinsurer by the MDCI. These designations allow the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Therefore, the Company has chosen not to establish captives subject to Actuarial Guideline 48 for the purpose of reinsuring business subject to Regulation XXX. In 2024, RGA Americas’ status as a reciprocal jurisdiction reinsurer has been approved by 21 states. In 2024, RGA International was also approved as a reciprocal jurisdiction reinsurer effective January 1, 2025.
Assets in Trust
    The Company enters into reinsurance treaties in the ordinary course of business. In some cases, if the credit rating and/or defined statutory measures of the Company declines to certain levels, the reinsurance treaty would require the Company to post collateral or additional collateral to secure the Company’s obligations under such reinsurance treaty, obtain guarantees, permit the ceding company to recapture such reinsurance treaty, or some other negotiated remedy. As of December 31, 2024, neither the Company nor its subsidiaries have been required to post additional collateral or have had a reinsurance treaty recaptured as a result of a credit downgrade or a defined statutory measure decline.
    In addition, certain reinsurance treaties require the Company to place assets in trust at the time of closing to collateralize its obligations to the ceding company. Assets placed in trust continue to be owned by the Company, but their beneficial ownership and use are restricted based on the terms of the trust agreement. Securities with an amortized cost of $3.1 billion were held in trust for the benefit of the Company’s subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2024. Additionally, securities with an amortized cost of $47.1 billion as of December 31, 2024, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary to another subsidiary, post additional collateral or make payments under a given reinsurance treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a reinsurance treaty, or loss of license or other regulatory authorization of such subsidiary. If the Company was ever required to move reinsurance from one subsidiary to another subsidiary, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional collateral may need to be posted or additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
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
RGA, the obligor, is a party to a capital maintenance agreement with its subsidiary, RGA Life and Annuity, the beneficiary. Under this agreement, the obligor guarantees for specified periods of time that the beneficiary will meet specified capital and surplus levels. RGA anticipates that in the event this arrangement places demand on it, there will be sufficient liquidity and capital to meet such demand.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a syndicated revolving credit facility, under which the Company had availability of $850 million as of December 31, 2024. The Company also has $562 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) as of December 31, 2024. As of December 31, 2024, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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

	For the years ended December 31,
	2024	2023	2022
Sources:
Net cash provided by operating activities	$9,370	$4,044	$1,343
Proceeds from long-term debt issuance, net	640	890	690
Change in cash collateral for derivative positions and other arrangements	187	603	230
Change in deposit asset on reinsurance	268	227	—
Net deposits from investment-type policies and contracts	2,850	—	4,340
Net change in noncontrolling interest	—	—	90
Total sources	13,315	5,764	6,693

Uses:
Net cash used in investing activities	12,545	4,066	5,688
Dividends to stockholders	229	219	205
Repayment of collateral finance and securitization notes	—	—	181
Principal payments of long-term debt	28	428	403
Purchases of treasury stock	27	227	81
Change in deposit asset on reinsurance	—	—	44
Net withdrawals from investment-type policies and contracts	—	768	—
Effect of exchange rate changes on cash	130	13	112
Total uses	12,959	5,721	6,714
Net change in cash and cash equivalents	$356	$43	$(21)
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

Contractual Obligations
The following table summarizes the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Future policy benefits (1)	$55,162	$228	$868	$1,426	$52,640
Interest-sensitive contract liabilities (2)	41,122	2,767	4,774	4,975	28,606
Long-term debt, including interest	9,413	269	912	1,072	7,160
Other policy claims and benefits	2,693	2,693	—	—	—
Operating leases	90	20	41	14	15
Limited partnership interests and real estate joint ventures	1,103	1,103	—	—	—
Payables for collateral received under derivative transactions	174	174	—	—	—
Other investment related commitments	3,116	3,116	—	—	—
Total	$112,873	$10,370	$6,595	$7,487	$88,421
(1)Future policy benefits are primarily related to the Company’s reinsurance of life and health insurance products. The amounts presented in the table above represent the estimated benefit obligations as they become due, and also include estimated future premiums on policies in force, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. All estimated cash payments presented in the table above are undiscounted as to interest and gross of any reinsurance recoverable. The discounted liability amount of $53.4 billion included on the consolidated balance sheets is less than the sum of the undiscounted estimated cash flows of $55.2 billion shown above. The difference is substantially due to net obligations including estimated future premiums exceeding estimated policy benefit payments and allowances due to the nature of certain reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Total payments may vary materially from prior years due to the assumption of new reinsurance treaties or as a result of changes in projections of future experience.
(2)Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities, corporate-owned life insurance and funding agreement backed notes. The amounts in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. All amounts presented above are undiscounted as to interest, and include assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $41.1 billion exceeds the liability amount of $35.1 billion included on the consolidated balance sheets, and the difference is primarily related to the lack of discounting and to liabilities related to accounting conventions, which are not contractually due and are therefore excluded.
Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $2.0 billion, for which the Company cannot reliably determine the timing of payment.
The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2024, the Company had a net unfunded balance of $105 million related to qualified and nonqualified pension and other postretirement liabilities. See Note 15 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other postretirement benefits.
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

The Company’s liquidity position (cash and cash equivalents and short-term investments) was $3.7 billion and $3.2 billion as of December 31, 2024 and 2023, respectively. Liquidity needs are determined from valuation analysis conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $71 million of FHLB common stock, which is included in other invested assets on the Company’s consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default, and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB was $1.3 billion and $1.1 billion as of December 31, 2024 and 2023, respectively, which is included in interest sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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

Portfolio Composition
The Company had total cash and invested assets of $101.4 billion and $81.9 billion as of December 31, 2024 and 2023, respectively, as illustrated below (dollars in millions):

	2024	% of Total	2023	% of Total
Fixed maturity securities available-for-sale	$77,617	76.6%	$60,467	73.9%
Equity securities	155	0.2	139	0.2
Mortgage loans	8,839	8.7	7,377	9.0
Policy loans	1,321	1.3	1,206	1.5
Funds withheld at interest	5,436	5.4	5,683	6.9
Limited partnerships and real estate joint ventures	3,067	3.0	2,635	3.2
Short-term investments	363	0.4	222	0.3
Other invested assets	1,242	1.2	1,171	1.4
Cash and cash equivalents	3,326	3.2	2,970	3.6
Total cash and invested assets	$101,366	100.0%	$81,870	100.0%
Investment Yield
The following table presents consolidated average invested assets at amortized cost, net investment income, investment yield, variable investment income (“VII”), and investment yield excluding VII, which can vary significantly from period to period (dollars in millions) for the years ended December 31, 2024, 2023 and 2022. The table excludes spread related business. Spread related business is primarily associated with contracts on which the Company earns an interest rate spread between assets and liabilities. To varying degrees, fluctuations in the yield on other spread related business is generally subject to corresponding adjustments to the interest credited on the liabilities.

	2024	2023	2022	2024 vs 2023	2023 vs 2022
Average invested assets at amortized cost	$38,535	$35,921	$34,398	$2,614	$1,523
Net investment income	$1,856	$1,681	$1,614	$175	$67
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.82%	4.68%	4.69%	14 bps	(1) bp
VII (included in net investment income)	$89	$139	$291	$(50)	$(152)
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.82%	4.50%	4.00%	32 bps	50 bps
Investment yield increased between 2023 and 2024 primarily due to higher new money rates relative to the existing portfolio yield and an increased allocation to higher yielding private and alternative assets, partially offset by decreased variable income from real estate joint ventures. Investment yield remained relatively unchanged between 2022 and 2023, due to decreased variable income from real estate joint ventures and limited partnerships offset by increased yield due to higher new money rates.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of December 31, 2024 and 2023.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. As of December 31, 2024 and 2023, approximately 94.6% and 94.3% of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
The Company owns floating rate securities that represent approximately 8.1% and 7.7% of the total fixed maturity securities as of December 31, 2024 and 2023, respectively. These investments have a higher degree of income variability than the fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to enhance asset management strategies and match certain interest-sensitive contract liabilities.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 65.7% and 64.1% of total fixed maturity securities as of December 31, 2024 and 2023, respectively. See “Corporate Fixed Maturity Securities” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of December 31, 2024 and 2023.

    As of December 31, 2024 and 2023, the Company’s investments in Canadian government securities represented 6.5% of the total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
As of December 31, 2024 and 2023, the Company’s investments in Japanese government securities represented 5.7% and 5.2%, respectively, of the fair value of total fixed maturity securities. These assets are primarily long duration government bonds matching the liability profile of the Company’s Japanese business.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio as of December 31, 2024 and 2023 was as follows (dollars in millions):

		2024			2023
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$54,543	$50,822	65.5%	$41,469	$38,739	64.1%
2	BBB	24,023	22,565	29.1	19,793	18,261	30.2
3	BB	3,422	3,410	4.4	3,068	2,956	4.9
4	B	636	577	0.7	479	396	0.7
5	CCC and lower	246	221	0.3	116	92	0.1
6	In or near default	37	22	—	52	23	—
	Total	$82,907	$77,617	100.0%	$64,977	$60,467	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of December 31, 2024 and 2023 (dollars in millions):

	2024			2023
		Estimated Fair Value	% of Total		Estimated Fair Value	% of Total
	Amortized Cost			Amortized Cost
ABS:
Collateralized loan obligations (“CLOs”)	$2,044	$2,044	23.7%	$2,086	$2,048	28.1%
ABS, excluding CLOs	3,153	2,996	34.7	2,575	2,381	32.7
Total ABS	5,197	5,040	58.4	4,661	4,429	60.8
CMBS	2,344	2,267	26.3	1,969	1,773	24.3
RMBS:
Agency	394	344	4.0	444	398	5.5
Non-agency	1,018	973	11.3	729	681	9.4
Total RMBS	1,412	1,317	15.3	1,173	1,079	14.9
Total	$8,953	$8,624	100.0%	$7,803	$7,281	100.0%
The Company’s ABS portfolio primarily consists of CLOs, aircraft, and NAV loans. The principal risks in holding ABS are structural, credit, capital market and interest rate risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements that include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
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
    As of December 31, 2024 and 2023, the Company had $6.4 billion and $5.6 billion, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in retail locations, light industrial properties, and commercial offices. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements. Mortgage loans in the Company’s portfolio range in size up to $48 million, with the average mortgage loan investment as of December 31, 2024, of $10 million.
    As of December 31, 2024 and 2023, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	2024		2023
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$3,270	36.5%	$2,806	37.6%
South	2,864	32.0	2,472	33.1
Midwest	1,310	14.7	1,163	15.6
Northeast	675	7.5	541	7.3
Subtotal - U.S.	8,119	90.7	6,982	93.6
Canada	625	7.0	301	4.0
United Kingdom	208	2.3	176	2.4
Total	$8,952	100.0%	$7,459	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” and “Mortgage Loans” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.

Allowance for Credit Losses and Impairments
The table below summarizes investment related gains (losses), net, related to allowances for credit losses and impairments for the years ended December 31, 2024 and 2023 (dollars in millions):

	2024	2023
Change in allowance for credit losses on fixed maturity securities	$(22)	$(38)
Impairments on fixed maturity securities	(1)	(3)
Change in mortgage loan allowance for credit losses	(26)	(16)
Limited partnership and real estate joint ventures impairment losses	(23)	—
Other impairment losses	(4)	(4)
Investment related gains (losses) related to credit losses and impairments	$(76)	$(61)
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
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the Company classified approximately 11.2% and 10.6%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Lending and Repurchase/Reverse Repurchase Agreements” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities lending and repurchase/reverse repurchase agreements.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of December 31, 2024 and 2023. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
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

Based on data provided by ceding companies as of December 31, 2024 and 2023, funds withheld at interest totaled (dollars in millions):

	2024		2023
Underlying Security Type:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Segregated portfolios	$3,266	$2,965	$3,693	$3,235
Non-segregated portfolios	2,386	2,386	2,367	2,366
Embedded derivatives (1)	(216)	—	(377)	—
Total funds withheld at interest	$5,436	$5,351	$5,683	$5,601
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
Based on data provided by the ceding companies as of December 31, 2024 and 2023, segregated portfolios contained investments similar to those directly owned by the Company; primarily fixed maturity securities as well as commercial mortgage loans and derivatives. These assets pose risks similar to the investments the Company directly owns. Derivatives consist primarily of S&P 500 options that are used to hedge liabilities and interest credited for EIAs reinsured by the Company. The securities held within the segregated portfolios are primarily investment-grade, with an average rating of “A.” The average maturity for investments held within the segregated portfolios of funds withheld at interest is ten years or more. Interest accrues to the total funds withheld at rates defined by the treaty terms and the Company estimated the yields were approximately 5.85%, 5.12% and 4.55% for the years ended December 31, 2024, 2023 and 2022, respectively. Changes in these estimated yields are affected by changes in the fair value of equity options held in the funds withheld portfolio associated with EIAs. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding companies and monitors compliance.
Other Invested Assets
    Other invested assets primarily include lifetime mortgages, derivative contracts, FHLB common stock and real estate held for investment. See “Other Invested Assets” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2024 and 2023.
The Company holds $984 million and $944 million of beneficial interest in lifetime mortgages in the UK, net of allowance for credit losses, as of December 31, 2024 and 2023, respectively. Investment income includes $48 million, $39 million and $38 million in interest income earned on lifetime mortgages for the years ended December 31, 2024, 2023 and 2022, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
The Company utilizes derivative financial instruments to protect the Company against possible changes in the fair value of its investment portfolio as a result of interest rate changes, to hedge against risk of changes in the purchase price of securities, to hedge liabilities associated with the reinsurance of variable annuities with guaranteed living benefits and to manage the portfolio’s effective yield, maturity and duration. In addition, the Company utilizes derivative financial instruments to reduce the risk associated with fluctuations in foreign currency exchange rates. The Company uses exchange-traded, centrally cleared and customized over-the-counter derivative financial instruments.
See Note 12 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of December 31, 2024 and 2023.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of December 31, 2024, the Company had credit exposure of $15 million.
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
•Company’s global ERM framework, activities and issues.
•Identification, assessments, and management of all established and emerging strategic risk exposures.
•Risk appetite statement, including the ongoing alignment of the risk appetite statement with the Company’s strategy and capital plans.
•Review, revise and approve RGA group-level strategic risk limits consistent with the risk appetite statement.
    The Insurance, Market and Credit, Capital and Operational risk committees have direct oversight accountability for their respective risk areas including the identification, assessments, and management of established and emerging risk exposures and the review and approval of RGA group-level risk limits.
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
•Risk Appetite Statement: The Company’s current Risk Appetite and Tolerance Framework (“framework”) reflects the Company's strategy and key aspects of its business. It defines the Company’s willingness and capacity to take on risk, considers the skills, resources, and technology required to manage risk exposures in the context of risk appetite, and is inclusive of tolerance for loss or negative events that can be reasonably quantified. This framework also defines company-wide risk appetite and tolerance statements, details risk tolerance metrics and provides guidance in relation to risk tolerance utilization monitoring, breaches, and actions. It is then supported by more granular risk limits guiding the businesses to achieve the risk appetite.
•Risk Limits: Risk Limits establish the maximum amount of defined risk that the Company is willing to assume to remain within the Company’s overall risk appetite. These risks have been identified by the management of the Company as relevant to managing the overall risk profile of the Company while allowing the achievement of strategic objectives.
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
    Misestimation of any key risk can threaten the long-term viability of the enterprise. Further, the pricing process is a key operational risk and significant effort is applied to ensuring the appropriateness of pricing assumptions. Some of the safeguards the Company uses to ensure proper pricing are: experience studies, prudent underwriting, sensitivity and scenario testing, pricing guidelines and controls, authority limits and internal and external pricing reviews. In addition, the ERM function provides pricing oversight that includes periodic pricing audits.
    To minimize volatility in financial results and reduce the impact of large losses, the Company transfers some of its insurance risk to third parties using vehicles such as retrocession and catastrophe coverage.
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises (or retrocessionaires) under excess coverage and coinsurance contracts. In individual life markets, the Company will retain a maximum of $30 million of coverage per individual life starting January 1, 2025. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, in certain limited situations due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $30 million per individual life.
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
    The Company accesses the markets each year for annual catastrophic coverage and reviews current coverage and pricing of current and alternate designs. The coverage may vary from year to year based on the Company’s perceived value of such protection. The current policy covers events involving 5 or more insured deaths from a single occurrence and covers $100 million of claims in excess of the Company’s $25 million deductible.
    The Company retains most of the inbound insurance risk. The Company manages the retained exposure proactively using various mitigating factors such as diversification and limits. Diversification is the primary mitigating factor of short-term volatility risk, but it also mitigates adverse impacts of changes in long term trends and catastrophic events. The Company’s insured populations are dispersed globally, diversifying the insurance exposure because factors that cause actual experience to deviate materially from expectations do not affect all areas uniformly and synchronously or in close sequence. A variety of limits mitigate retained insurance risk. Examples of these limits include geographic exposure limits, which set the maximum amount of business that can be written in a given country, and jumbo limits, which prevent excessive coverage on a given individual.
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
Interest Rate Risk. Interest Rate risk is the risk that changes in the level and volatility of nominal interest rates affect the profitability, value or solvency position of the Company. This includes credit spread changes and inflation but excludes credit quality deterioration. This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets, primarily fixed maturity securities, and has certain interest-sensitive contract liabilities. A prolonged period where market yields are significantly below the book yields of the Company’s asset portfolio puts downward pressure on portfolio book yields. The Company has been proactive in its investment strategies, reinsurance structures and overall asset-liability management practices to reduce the risk of unfavorable consequences in this type of environment.
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
The following table presents the account values, the weighted average interest-crediting rates and minimum guaranteed rate ranges for the contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2024 and 2023 (dollars in millions):

	Account Value		Current Weighted-Average Interest Crediting Rate		Minimum Guaranteed Rate Ranges
Policyholder Account Balances	2024	2023	2024	2023	2024	2023
Fixed annuities (deferred)	$15,938	$16,478	3.75%	3.44%	0.01 - 12.00%	0.01 – 5.50%
Equity-indexed annuities	2,773	2,354	1.52	1.94	0.01 - 3.50%	1.00 – 3.00
Bank-owned life insurance and universal life-type products	5,278	4,608	3.90	3.98	1.50 - 6.00%	2.00 – 4.50

The following table presents the account values by each range of minimum guaranteed rate and the related range of difference, in basis points, between being credited to policyholders and the respective guaranteed minimums by class of interest-sensitive product as of December 31, 2024 and 2023 (dollars in millions):

		Account Value as of December 31, 2024
Policyholder Account Balances	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Point – 100 Basis Points Above	101 Basis Point – 150 Basis Points Above	Greater than 150 Basis Points	Total
Fixed annuities (deferred)	Less than 1.00%	$223	$—	$—	$—	$—	$223
	1.00 – 1.99%	1,014	13	8	33	28	1,096
	2.00 – 2.99%	631	9	32	—	—	672
	3.00 – 3.99%	4,333	2	7	6	2	4,350
	4.00% and Greater	9,566	31	—	—	—	9,597
	Total	$15,767	$55	$47	$39	$30	$15,938

Equity-indexed annuities	Less than 1.00%	$686	$—	$—	$—	$—	$686
	1.00 – 1.99%	738	—	—	—	—	738
	2.00 – 2.99%	1,061	—	—	—	—	1,061
	3.00 – 3.99%	288	—	—	—	—	288
	4.00% and Greater	—	—	—	—	—	—
	Total	$2,773	$—	$—	$—	$—	$2,773

Bank-owned life insurance and universal type products	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	27	2	8	—	—	37
	2.00 – 2.99%	106	—	1	523	170	800
	3.00 – 3.99%	467	217	226	—	—	910
	4.00% and Greater	2,455	104	972	—	—	3,531
	Total	$3,055	$323	$1,207	$523	$170	$5,278

		Account Value as of December 31, 2023
Policyholder Account Balances	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Point – 100 Basis Points Above	101 Basis Point – 150 Basis Points Above	Greater than 150 Basis Points	Total
Fixed annuities (deferred)	Less than 1.00%	$275	$—	$—	$—	$—	$275
	1.00 – 1.99%	1,464	10	14	60	29	1,577
	2.00 – 2.99%	938	8	23	—	—	969
	3.00 – 3.99%	5,200	10	7	1	—	5,218
	4.00% and Greater	8,393	46	—	—	—	8,439
	Total	$16,270	$74	$44	$61	$29	$16,478

Equity-indexed annuities	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	833	—	—	—	—	833
	2.00 – 2.99%	1,336	—	—	—	—	1,336
	3.00 – 3.99%	185	—	—	—	—	185
	4.00% and Greater	—	—	—	—	—	—
	Total	$2,354	$—	$—	$—	$—	$2,354

Bank-owned life insurance and universal life-type products	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	1	7	16	663	83	770
	3.00 – 3.99%	136	241	83	—	—	460
	4.00% and Greater	2,275	110	993	—	—	3,378
	Total	$2,412	$358	$1,092	$663	$83	$4,608
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life insurance policies are at risk if interest rates decline and remain relatively low for a period of time. Should portfolio yields decline, the spreads between investment portfolio yields and the interest rate credited to contract holders would deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2024, minimum guaranteed rates generally range from 0.01% to 12.00%, with an average guaranteed rate of approximately 3.43%. In 2023, minimum guaranteed rates range from 0.01% to 5.50%, with an average guaranteed rate of approximately 3.29%.
Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $16.0 billion and $15.4 billion of account balances are not subject to surrender charges as of December 31, 2024 and 2023, respectively, with substantially all of these already at their minimum guaranteed rates. As such, certain management and monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net investment income. During 2024 and 2023, the Company experienced a higher level of policyholder surrenders within the contracts with lower guaranteed minimum crediting rates due to the rising interest rate environment.
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
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme changes in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as December 31, 2024 and 2023 (dollars in millions).

	December 31,
	2024	2023
No guaranteed minimum benefits	$610	$624
GMDB only	848	739
GMIB only	18	13
GMAB only	2	2
GMWB only	818	858
GMDB / WB	152	162
Other	13	11
Total variable annuity account values	$2,461	$2,409
Market risk benefits associated with living benefit riders	$60	$99
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
Generally, the Company’s insurance subsidiaries retrocede amounts in excess of their retention to the Company’s other insurance subsidiaries. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2024, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “B++ (good)” or better. A rating of “B++” is the fifth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been received by the Company as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
The Company retrocedes certain in force blocks and asset-intensive transactions, including those with Ruby Re, on a funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and established a funds withheld liability.
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

	Unfavorable			Favorable
Year Ended December 31, 2024	-10%	-5%	–	+5%	+10%
Income before income taxes	$934	$957	$980	$1,004	$1,027
% change of income before income taxes from base	(4.8)%	(2.4)%	—%	2.4%	4.8%
$ change of income before income taxes from base	$(47)	$(23)	$—	$23	$47

	Unfavorable			Favorable
Year Ended December 31, 2023	-10%	-5%	–	+5%	+10%
Income before income taxes	$1,082	$1,121	$1,160	$1,198	$1,237
% change of income before income taxes from base	(6.7)%	(3.3)%	—%	3.3%	6.7%
$ change of income before income taxes from base	$(78)	$(39)	$—	$39	$78
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
Tax Risk. Tax risk is the risk that current and future tax positions are different than expected. The Company monitors tax risks related to the evolving tax and regulatory environment, business transactions, legal entity reorganizations, tax compliance obligations and financial reporting.
Operational Risk
Operational risk is the risk of lower/negative earnings and a potential reduction in enterprise value caused by unexpected losses associated with inadequacy or failure on the part of internal processes, people and systems, or from external events.
The Company regularly monitors and assesses the risks related to client services, conduct, cyber and technology, financial operations, human capital, legal, model and resilience and third parties. Various insurance, market and credit, capital, and strategy risk obligations and concerns often intersect with the Company’s core operational process risk areas. Given the scope of the Company’s business and the number of countries in which it operates, this set of risks has the potential to affect the business locally, regionally, or globally. Operational risks are core to managing the Company’s brand and market confidence as well as maintaining its ability to acquire and retain the appropriate expertise to execute and operate the business.
Client Services Risk. Client services risks are associated with all client services provided as part of a business relationship including business development, claims, pricing, and underwriting.
Conduct Risk. Conduct risk is the risk that RGA does not conduct business ethically and in compliance with laws and regulations. It includes bribery and corruption, corporate compliance, economic sanctions, ethics, fraud, and privacy matters. The Company’s Compliance Risk Management Program facilitates a proactive evaluation of present and potential compliance risks associated with local and enterprise-wide regulatory requirements and compliance with Company policies and procedures. Ongoing monitoring and an annual fraud risk assessment enable the Company to continually evaluate potential fraud risks within the organization. The Company’s privacy program, processes, and procedures are designed to protect personal information related to its customers, insured individuals or its employees. The program includes facilitating a proactive evaluation of present and potential privacy risks associated with both local and enterprise-wide regulatory requirements as well as compliance with Company policies and procedures.
Cyber and Technology Risk. Cyber and technology risk is the risk that the IT landscape does not adequately support current and future business needs and strategic objectives. Risk exposure areas related to cyber and technology include cybersecurity, data integrity, data availability, and system delivery. The Company’s cybersecurity program, processes, and procedures are designed to prevent unauthorized physical and electronic theft and the disclosure of confidential and personal data related to its customers, insured individuals, or its employees. The Company employs technology, administrative related processes and procedural controls, security measures and other preventative actions to reduce the risk of such incidents.
Resilience & Third Parties Risk. Resilience and third parties risk is the risk associated with maintaining business operations and the selection and management of services provided by third parties. The Company’s global operational resilience process enables associates to identify potential impacts that threaten operations by providing the framework, policies and procedures for how the Company will maintain resilience within the defined impact tolerances.
Financial Operations Risk. Financial operations risk is the risk associated with the accuracy and timeliness of financial reporting and decision-making. Financial operations risk areas include administration, finance, investment operations and valuations.
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
Legal Risk. Legal risk is the risk arising from failing to identify and mitigate legal exposures to RGA, including those arising from contracts and treaties, dispute resolution, interpretation and counsel, non-disclosure agreements, and transaction review.
Model Risk. Model risk is the risk of adverse consequences resulting from reliance on a model that does not adequately represent that which is being modeled, or the risk of misuse or misinterpretation. Risk areas include governance & process failures, improper use and human error, infrastructure, and structure and design. The Company’s Model Risk Management Policy reflects company-wide guidance, standards, and a framework. It actively manages and monitors risk through the framework’s governance processes, model lifecycle monitoring and inventory, model validation, risk assessments, and risk reporting.
Strategic Risk
    Strategic risk relates to the planning, implementation, and management of the Company’s business plans and strategies, including the risks associated with the global environment in which it operates; future law and regulation changes; political risks; and relationships with key external parties.
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
Political and Regulatory Risk. Political and regulatory risk is the risk related to adverse future law and regulation changes as well as the risk that governments could become unwilling/unable to meet commitments. Regulatory and political developments and related risks that may affect the Company are identified, assessed and monitored as part of regular oversight activities.
New Accounting Standards
Changes to the general accounting principles are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB Accounting Standards CodificationTM.
See Note 3 – “New Accounting Standards” in the Notes to Consolidated Financial Statements for information on new accounting standards adopted and not yet adopted and their impact, if any, on the Company’s results of operations and financial position.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by Item 7A is contained in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market and Credit Risk”.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2024	December 31, 2023
Assets
Fixed maturity securities available-for-sale at fair value (amortized cost of $82,907 and $64,977; allowance for credit losses of $98 and $75)	$77,617	$60,467
Equity securities, at fair value	155	139
Mortgage loans (net of allowance for credit losses of $93 and $67)	8,839	7,377
Policy loans	1,321	1,206
Funds withheld at interest	5,436	5,683
Limited partnerships and real estate joint ventures	3,067	2,635
Short-term investments	363	222
Other invested assets	1,242	1,171
Total investments	98,040	78,900
Cash and cash equivalents	3,326	2,970
Accrued investment income	986	759
Premiums receivable and other reinsurance balances	3,898	3,528
Reinsurance ceded receivables and other	5,531	5,448
Deferred policy acquisition costs	5,543	4,617
Other assets	1,351	1,401
Total assets	$118,675	$97,623
Liabilities and Equity
Future policy benefits	$53,368	$41,231
Interest-sensitive contract liabilities	35,095	30,273
Market risk benefits, at fair value	223	258
Other policy claims and benefits	2,693	2,730
Other reinsurance balances	1,316	1,103
Deferred income taxes	2,199	1,862
Funds withheld payable	5,017	4,483
Other liabilities	2,816	2,085
Long-term debt	5,042	4,427
Total liabilities	107,769	88,452
Commitments and contingent liabilities (See Note 17)
Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $0.01 per share; 140,000,000 shares authorized; shares issued: 85,310,598 at both December 31, 2024 and December 31, 2023)	1	1
Additional paid-in-capital	2,600	2,544
Retained earnings	9,255	8,805
Treasury stock, at cost – 19,438,336 and 19,689,885 shares	(1,889)	(1,900)
Accumulated other comprehensive income (loss)	849	(369)
Total Reinsurance Group of America, Inc. stockholders’ equity	10,816	9,081
Noncontrolling interest	90	90
Total equity	10,906	9,171
Total liabilities and stockholders’ equity	$118,675	$97,623
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	For the years ended December 31,
	2024	2023	2022
Revenues
Net premiums	$17,843	$15,085	$13,078
Net investment income	4,416	3,591	3,161
Investment related gains (losses), net	(745)	(481)	(539)
Other revenues	593	372	527
Total revenues	22,107	18,567	16,227
Benefits and expenses
Claims and other policy benefits	16,903	13,872	11,982
Future policy benefits remeasurement (gains) losses	(32)	(62)	291
Market risk benefits remeasurement (gains) losses	(44)	(10)	10
Interest credited	1,087	864	682
Policy acquisition costs and other insurance expenses	1,641	1,397	1,344
Other operating expenses	1,268	1,089	1,009
Interest expense	304	257	191
Total benefits and expenses	21,127	17,407	15,509
Income before income taxes	980	1,160	718
Provision for income taxes	256	251	197
Net income	724	909	521
Net income attributable to noncontrolling interest	7	7	4
Net income available to RGA, Inc. shareholders	$717	$902	$517

Earnings per share
Basic earnings per share	$10.90	$13.60	$7.73
Diluted earnings per share	10.73	13.44	7.64
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2024	2023	2022
Comprehensive income (loss)
Net Income	$724	$909	$521
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(88)	184	(102)
Net unrealized investment gains (losses)	(858)	1,829	(9,276)
Effect of updating discount rates on future policy benefits	2,156	(499)	7,964
Change in instrument-specific credit risk for market risk benefits	(1)	(10)	20
Defined benefit pension and postretirement plan adjustments	9	(2)	23
Total other comprehensive income (loss), net of tax	1,218	1,502	(1,371)
Total comprehensive income (loss)	1,942	2,411	(850)
Comprehensive income attributable to noncontrolling interest	7	7	4
Total comprehensive income (loss) available to Reinsurance Group of America, Inc.	$1,935	$2,404	$(854)
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions except per share amounts)

	RGA, Inc. Stockholders’ Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	1	2,461	7,871	(1,653)	(500)	8,180	—	8,180
Issuance of preferred interests by subsidiary							90	90
Change in equity of noncontrolling interest							(4)	(4)
Net income			517			517	4	521
Total other comprehensive income (loss)					(1,371)	(1,371)		(1,371)
Dividends to stockholders, $3.06 per share			(205)			(205)		(205)
Purchase of treasury stock				(81)		(81)		(81)
Reissuance of treasury stock		41	(14)	14		41		41
Balance, December 31, 2022	1	2,502	8,169	(1,720)	(1,871)	7,081	90	7,171
Change in equity of noncontrolling interest							(7)	(7)
Net income			902			902	7	909
Total other comprehensive income (loss)					1,502	1,502		1,502
Dividends to stockholders, $3.30 per share			(219)			(219)		(219)
Purchase of treasury stock				(227)		(227)		(227)
Reissuance of treasury stock		42	(47)	47		42		42
Balance, December 31, 2023	1	2,544	8,805	(1,900)	(369)	9,081	90	9,171
Change in equity of noncontrolling interest							(7)	(7)
Net income			717			717	7	724
Total other comprehensive income (loss)					1,218	1,218		1,218
Dividends to stockholders, $3.48 per share			(229)			(229)		(229)
Purchase of treasury stock				(27)		(27)		(27)
Reissuance of treasury stock		56	(38)	38		56		56
Balance, December 31, 2024	$1	$2,600	$9,255	$(1,889)	$849	$10,816	$90	$10,906
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$717	$902	$517
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(132)	(99)	(111)
Premiums receivable and other reinsurance balances	(397)	(537)	(249)
Deferred policy acquisition costs	(322)	(490)	(311)
Reinsurance ceded receivable balances	231	(209)	61
Future policy benefits, other policy claims and benefits and other reinsurance balances	8,811	4,142	793
Deferred income taxes	(61)	211	67
Funds withheld payable	(123)	49	(63)
Other assets and other liabilities, net	257	68	255
Amortization of net investment premiums, discounts and other	(214)	(127)	(71)
(Income) loss from limited partnerships and real estate joint ventures	(96)	(181)	(331)
Investment related (gains) losses, net	745	481	539
Future policy benefits remeasurement (gains) losses	(32)	(62)	291
Market risk benefits remeasurement (gains) losses	(44)	(10)	10
Depreciation and amortization expense	46	41	38
Gain on sale of businesses	—	—	(2)
Other, net	(16)	(135)	(90)
Net cash provided by operating activities	9,370	4,044	1,343
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	28,153	8,195	10,558
Purchases of fixed maturity securities available-for-sale	(40,662)	(12,647)	(16,531)
Maturities of fixed maturity securities available-for-sale	1,219	967	906
Sales of equity securities	7	1	7
Purchases of equity securities	(6)	(5)	(15)
Principal payments on mortgage loans	640	436	963
Cash invested in mortgage loans	(1,906)	(1,280)	(1,314)
Deposits in (withdrawals from) funds withheld at interest	274	352	(36)
Sales of limited partnerships and real estate joint ventures	258	474	710
Purchases of limited partnerships and real estate joint ventures	(578)	(551)	(700)
Sales of short-term investments	772	353	317
Purchases of short-term investments	(1,017)	(601)	(528)
Maturities of short-term investments	343	187	131
Change in other invested assets	(28)	102	(140)
Proceeds from sale of businesses, net of cash transferred of $1	—	—	7
Other, net	(14)	(49)	(23)
Net cash used in investing activities	(12,545)	(4,066)	(5,688)
Cash flows from financing activities
Dividends to stockholders	(229)	(219)	(205)
Repayment of collateral finance and securitization notes	—	—	(181)
Proceeds from long-term debt issuance, net	640	890	690
Principal payments of long-term debt	(28)	(428)	(403)
Purchases of treasury stock	(27)	(227)	(81)
Change in cash collateral for derivative positions and other arrangements	187	603	230
Change in deposit asset on reinsurance	268	227	(44)
Deposits on investment-type policies and contracts	7,581	2,860	5,705
Withdrawals on investment-type policies and contracts	(4,731)	(3,628)	(1,365)
Net change in noncontrolling interest	—	—	90
Net cash provided by financing activities	3,661	78	4,436
Effect of exchange rate changes on cash	(130)	(13)	(112)
Change in cash and cash equivalents	356	43	(21)
Cash and cash equivalents, beginning of period	2,970	2,927	2,948
Cash and cash equivalents, end of period	$3,326	$2,970	$2,927

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Interest paid	$213	$217	$163
Income taxes paid, net of refunds	78	298	129
Non-cash investing activities:
Transfer of invested assets	9,642	2,006	618
Right-of-use assets acquired through operating leases	1	—	—
Non-cash financing activities:
Non-cash deposits on reinsurance	637	2,792	—
Sale of businesses:
Assets disposed, net of cash transferred	—	—	(6)
Liabilities disposed	—	—	1
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2024, 2023 and 2022
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
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include those used in determining the following:
•Premiums receivable;
•Future policy benefits and incurred but not reported claims;
•Income taxes;
•Valuation of investments, investment allowance for credit losses and investment impairments;
•Valuation of embedded derivatives and market risk benefits.
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
Life and health premiums are recognized as revenue when due from the insured and are reported net of amounts retroceded. Benefits and expenses are reported net of amounts retroceded and are associated with earned premiums so that profits are recognized over the life of the related contract. This association is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs. Other revenue includes items such as certain treaty recapture fees related to short duration products, fees associated with financial reinsurance and policy changes on interest-sensitive and investment-type products that the Company reinsures. Any fees that are collected in advance of the period benefited are deferred and recognized over the period benefited.
The Company reinsures medical, disability, life and other products for fixed period of short-duration, typically one to three years. Premiums for short-duration products are recognized over the coverage period in proportion to the amount of insurance protection provided.
For certain reinsurance transactions involving the reinsurance of in force blocks of business, the ceding company pays a premium equal to the initial required reserve (future policy benefit). In such transactions, for income statement presentation, the Company nets the expense associated with the establishment of the reserve against the premiums from the transaction.
Premiums related to pension risk transfer transactions are recognized when due, and partially offset by an increase in the liability for future policy benefits.
Revenues for interest-sensitive and investment-type products consist of investment income, policy charges for the cost of insurance, policy administration, and surrender charges that have been assessed against policy account balances during the period. Interest-sensitive contract liabilities for these products represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expenses include claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest is credited to policyholder account balances according to terms of the policies or contracts.
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
Premium Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it accrues premium based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e., allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2024 or 2023.
Future Policy Benefits
Utilizing the net premium model, a liability for future policy benefits for life, pension risk transfer transactions, and long-term health business is established to meet the estimated future benefits to be paid on assumed life and health reinsurance in force less the present value of estimated future new premiums to be collected. The liability is estimated using the Company’s mortality, morbidity, and persistency assumptions that reflect the Company’s historical experience, industry data, cedant specific experience, and discount rates based on the current yields of upper-medium grade fixed income instruments. These assumptions vary with the characteristics of the reinsurance contract, the year the risk was assumed, age of the insured and other appropriate factors. The Company reviews actual and anticipated experience compared to the assumptions used to establish policy benefits on a quarterly basis and will update those assumptions if evidence suggests that they should be revised. The Company completed its annual review and any necessary updates of cash flow assumptions used to calculate the liability for future policy benefits during the third quarter of 2024 and 2023. Updates may occur in other quarters if information becomes available during the quarter that indicates an assumption update is necessary.
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
The Company utilizes the discount rate curve at contract inception for purposes of interest accretion and updating the net premium ratio. Interest accretion is recognized in claims and other policy benefits on the consolidated statements of income. The locked-in discount curve at contract inception for contracts entered into after January 1, 2021, is based on the average upper-medium grade fixed-income instrument yields during the first calendar year of the reinsurance contract. The locked-in discount rates at contract inception for contracts that were effective prior to January 1, 2021, are based on estimates of expected investment yields.
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
Interest-Sensitive Contract Liabilities and Policyholder Account Balances
Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges. The Company reinsures asset-intensive products, including annuities and corporate-owned life insurance. The investment portfolios for these products are segregated for management purposes within the general account of the respective legal entity. The liabilities under asset-intensive insurance contracts or reinsurance contracts reinsured on a coinsurance basis are included in interest-sensitive contract liabilities on the consolidated balance sheets. Asset-intensive contracts principally include individual fixed annuities in the accumulation phase, single premium immediate annuities with no significant life contingency, equity-indexed annuities, individual variable annuities, corporate-owned life and interest-sensitive whole life insurance contracts. Interest-sensitive contract liabilities are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Liabilities for immediate annuities are calculated as the present value of the expected cash flows, with the locked-in discount rate determined such that there is no gain or loss at inception.
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
Reinsurance Ceded Receivables
The Company generally reports retrocession activity on a gross basis. Amounts paid or deemed to have been paid for reinsurance are reflected in reinsurance ceded receivables and other. Reinsurance ceded receivables related to long-duration contracts are estimated using mortality, morbidity and persistency assumptions that are similar to the liability for future policy benefits ceded. The discount rate used to measure the ceded receivable is based on the current yields of an upper-medium grade fixed income instrument. Similar to the liability for future policy benefits, ceded receivables for traditional business are grouped into annual cohorts based on the effective date of the reinsurance contract. Given the unique risks and highly customizable nature of the financial solutions business and pension risk transfer transactions, they are not aggregated with other reinsurance contracts for the purposes of calculating the ceded receivable.
Investments
Fixed Maturity Securities
Fixed maturity securities classified as available-for-sale are reported at fair value and are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables the Company to execute its investment philosophy and appropriately match investment results to operating and liquidity needs.
Unrealized gains and losses on fixed maturity securities classified as available-for-sale, less applicable deferred income taxes, are recorded in other comprehensive income (loss) (“OCI”).
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
Limited Partnerships and Real Estate Joint Ventures
Limited partnerships and real estate joint ventures, in which the Company has more than a minor influence over the investee’s operations, are reported using the equity method of accounting. Contributions paid by the Company increase carrying value and distributions received by the Company reduce carrying value. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
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
The Company participates in repurchase/reverse repurchase programs whereby securities, reflected as investments on the Company’s consolidated balance sheets, are sold to third parties. In return, the Company purchases securities from the third parties. Under the agreements the Company’s value of the securities sold is generally equal to 100% to 108% of the estimated fair value of the securities purchased. The securities purchased under reverse repurchase agreements are not reflected on the Company’s consolidated balance sheets. Securities sold under such transactions may be sold or re-pledged by the transferee.
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
Credit impairments and changes in the allowance for credit losses on fixed maturity securities are reflected in investment related gains (losses), net, while non-credit impairment losses are recognized in other comprehensive income (loss) (“OCI”).
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
Any interest accrued or received on the net carrying amount of the impaired loan is included in net investment income or applied to the principal of the loan, depending on the assessment of the collectability of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are recorded against the allowance for credit losses and subsequent recoveries, if any, are credited to the allowance for credit losses. Changes in allowance for credit losses are reported in investment related gains (losses), net.
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
Limited Partnerships and Real Estate Joint Ventures
The Company considers its limited partnership investments that are carried at cost for impairment when the carrying value of these investments exceeds the fair value. The Company takes into consideration the severity and duration of this excess when deciding if the investment is impaired. For equity method investments (including real estate joint ventures), the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When it is determined a limited partnership investment has had a loss in value that is other than temporary, an impairment is recognized. Such an impairment is reported in investment related gains (losses), net.

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
Accounting and Financial Statement Presentation of Derivatives
Derivatives are carried on the Company’s consolidated balance sheets primarily in other invested assets or other liabilities, at fair value. Certain derivatives are subject to master netting provisions and reported as a net asset or liability. On the date a derivative contract is executed, the Company designates the derivative as (1) a fair value hedge, (2) a cash flow hedge, (3) a net investment hedge in a foreign operation or (4) free standing derivatives held for other risk management purposes, which primarily involve managing asset or liability risks associated with the Company’s reinsurance treaties that do not qualify for hedge accounting.
Changes in the fair value of free standing derivative instruments, which do not receive accounting hedge treatment, are primarily reflected in investment related gains (losses), net.
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
Embedded Derivatives
The Company reinsures certain insurance products that contain terms that are deemed to be embedded derivatives. The Company assesses reinsurance contract terms to identify embedded derivatives, which are required to be bifurcated under the general accounting principles for Derivatives and Hedging. If the contract is not reported for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately.
Reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The Company’s funds withheld at interest assets and liabilities are associated with its reinsurance treaties structured on a modco or funds withheld basis, the majority of which were subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The valuation of embedded derivatives is sensitive to the investment credit spread environment. Changes in investment credit spreads are also affected by the application of a credit valuation adjustment (“CVA”). The fair value calculation of an embedded derivative in an asset position utilizes a CVA based on the ceding company’s retrocessionaire’s credit risk. Conversely, the fair value calculation of an embedded derivative in a liability position utilizes a CVA based on the Company’s credit risk. Generally, an increase in investment credit spreads, ignoring changes in the CVA, will have a negative impact on the fair value of the embedded derivative (decrease in income). The fair value of the embedded derivative assets and liabilities are included in the funds withheld at interest and funds withheld payable, respectively. The embedded derivatives are included in funds withheld at interest and funds withheld payable on the consolidated balance sheets, and the change in the fair value of the embedded derivatives is recorded in investment related gains (losses), net.
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
Fair Value Measurements
General accounting principles for Fair Value Measurements and Disclosures define fair value, establish a framework for measuring fair value, establish a fair value hierarchy based on the inputs used to measure fair value and enhance disclosure requirements for fair value measurements. In compliance with these principles, the Company has categorized its assets and liabilities, based on the priority of the inputs to the valuation technique, into a three level hierarchy or separately for assets measured using the NAV. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), the second highest priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly (Level 2) and the lowest priority to unobservable inputs (Level 3).
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
The Company reports uncertain tax positions in accordance with generally accepted accounting principles. In order to recognize the benefit of an uncertain tax position, the position must meet the more likely than not criteria of being sustained. Unrecognized tax benefits due to tax uncertainties that do not meet the more likely than not criteria are included within income tax liabilities and are expensed in the period that such determination is made. The Company classifies interest related to tax uncertainties as interest expense whereas penalties related to tax uncertainties are classified as a component of income tax.
See Note 14 – “Income Tax” for further discussion.
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
Acquired Intangibles
Value of Distribution Agreements and Customer Relationships Acquired
Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. VODA is amortized over a useful life of 15 years and VOCRA is also amortized over a 15 year period in proportion to expected revenues generated, with amortization included in policy acquisition costs and other insurance expenses. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $0 million and $6 million as of December 31, 2024 and 2023, respectively.
Other Acquired Intangible Assets
Other acquired intangibles are reported in other assets and primarily represent intangibles and licenses acquired through the Company’s acquisition of service and technology oriented companies in an effort to both support its clients and generate new future revenue streams. Other acquired intangible assets are amortized using the straight-line method over the estimated useful life of 10 to 15 years, with amortization included in other operating expenses. Each year the Company reviews other acquired intangibles to determine the recoverability of these balances. Other acquired intangibles totaled approximately $8 million and $11 million as of December 31, 2024 and 2023, respectively.

Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to seven years for leasehold improvements, and from three to seven years for all other property and equipment. The property, equipment and leasehold improvements totaled $325 million and $279 million as of December 31, 2024 and 2023, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed at least annually for indicators of impairment in value. Unamortized computer software costs were $125 million and $137 million as of December 31, 2024 and 2023, respectively.
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
Other Liabilities
Other liabilities primarily include investments in transit, separate accounts, employee benefits, cash collateral received on derivative positions, and derivatives in a liability position.
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
Equity Based Compensation
The Company expenses the fair value of stock awards included in its incentive compensation plans. The fair value of the award is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to additional paid-in-capital in stockholders’ equity, and stock based compensation expense is reflected in other operating expenses.
Earnings Per Share
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effects assuming the exercise or issuance of stock awards.

NOTE 3 NEW ACCOUNTING STANDARDS
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
	December 31, 2024	The adoption of the new standard was applied retrospectively to all periods presented in the year of adoption. The adoption of the new standard expanded the Company’s disclosures but had no impact on its results of operations or financial position.
Description	Anticipated Date of Adoption	Effect on the Consolidated Financial Statements
Standards not yet adopted:
Income Taxes
This standard improves income tax disclosure requirements, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, information on income taxes paid and other disclosure requirements. Early adoption is permitted.
	December 31, 2025	The adoption of the new standard will be applied prospectively. Retrospective application is permitted. The adoption of the new standard will expand the Company’s disclosures but will have no impact on its results of operations or financial position.
Disaggregation of Income Statement Expenses
This standard requires disclosure, in the notes to the financial statements, of specific information about certain costs and expenses. Early adoption is permitted.
	December 31, 2027	The adoption of the new standard will be applied retrospectively to all periods presented in the year of adoption. The adoption of the new standard will expand the Company’s disclosures but will have no impact on its results of operations or financial position.
Note 4   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	2024	2023	2022
Earnings:
Net income (numerator for basic and diluted calculations)	$724	$909	$521
Less: Net income attributable to noncontrolling interest	7	7	4
Net income available to RGA, Inc. shareholders	$717	$902	$517
Shares:
Weighted average outstanding shares (denominator for basic calculations)	65.8	66.3	66.9
Equivalent shares from outstanding stock awards	1.1	0.8	0.8
Diluted shares (denominator for diluted calculations)	66.9	67.1	67.7
Earnings per share:
Basic	$10.90	$13.60	$7.73
Diluted	10.73	13.44	7.64
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
Traditional Business

Significant assumptions used to compute the liability for future policy benefits for the Traditional business include mortality, morbidity, lapse rates and discount rates (both accretion and current). During 2024 and 2023, the Company completed its annual assumption review resulting in a $39 million and $85 million increase in the Company’s liability for future policy benefits for its Traditional business during 2024 and 2023, respectively. The increase in the liability in 2024 and 2023 was primarily the result of updating the mortality and lapse assumptions used to measure the liability for future policy benefits. The Company also updated the underlying market data used to determine the current discount rate resulting in changes to the discount rate assumption used to measure the net liability for future policy benefits.
The following tables provide the balances of and changes in the Company’s liability for future policy benefits for long-duration reinsurance contracts for its Traditional business, which primarily consists of individual life, group life and critical illness reinsurance for the years ended December 31, 2024 and 2023 (dollars in millions):

For the year ended December 31, 2024:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$76,943	$22,689	$15,328	$42,741
Effect of changes in cash flow assumptions	67	(592)	187	975
Effect of actual variances from expected experience	(455)	333	593	368
Adjusted balance, beginning of year	76,555	22,430	16,108	44,084
Issuances (1)	5,844	549	1,144	3,965
Interest accrual (2)	3,494	741	532	1,140
Net premiums collected (3)	(6,230)	(994)	(1,513)	(2,258)
Derecognition (4)	(1,776)	—	—	—
Foreign currency translation	(6)	(1,798)	(360)	(2,130)
Ending balance at original discount rate	77,881	20,928	15,911	44,801
Effect of changes in discount rate assumptions	(8,683)	(4,042)	(2,767)	(12,583)
Balance, end of period	$69,198	$16,886	$13,144	$32,218

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$89,036	$26,275	$16,756	$47,370
Effect of changes in cash flow assumptions	36	(620)	212	1,048
Effect of actual variances from expected experience	(639)	331	601	289
Adjusted balance, beginning of year	88,433	25,986	17,569	48,707
Issuances (1)	5,844	549	1,135	3,989
Interest accrual (2)	4,078	955	574	1,305
Benefit payments (5)	(5,853)	(1,085)	(1,501)	(2,024)
Derecognition (4)	(1,783)	—	—	—
Foreign currency translation	(8)	(2,096)	(412)	(2,265)
Ending balance at original discount rate	90,711	24,309	17,365	49,712
Effect of changes in discount rate assumptions	(10,975)	(3,323)	(3,101)	(14,891)
Balance, end of period	$79,736	$20,986	$14,264	$34,821

Liability for future policy benefits	$10,538	$4,100	$1,120	$2,603
Less: reinsurance recoverable	(810)	(263)	(22)	(74)
Net liability for future policy benefits	$9,728	$3,837	$1,098	$2,529

Weighted-average duration of the liability (in years)	11	14	8	15
Weighted-average interest accretion rate	4.6%	3.6%	3.4%	2.7%
Weighted-average current discount rate	5.7%	4.8%	5.6%	4.7%
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
(4)Derecognition: Includes the effects of treaty recaptures and the termination of existing treaties.

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
(4)Derecognition: Includes the effects of treaty recaptures and the termination of existing treaties.
(5)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal, and other benefit payments based on current assumptions.
The Company’s Traditional business actual-to-expected variances, the effects of changes in cash flow assumptions and the effects of changes in discount rate assumption for the years ended December 31, 2024 and 2023 are summarized in the tables below:

For the year ended December 31, 2024:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$12.8 billion	$(31) million	$(184) million	$(1.2) billion

Canada – Traditional	$3.4 billion	$(28) million	$(2) million	$(152) million

Europe, Middle East and Africa – Traditional	$1.5 billion	$25 million	$8 million	$(115) million

Asia Pacific – Traditional	$4.9 billion	$73 million	$(79) million	$(343) million

For the year ended December 31, 2023:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$12.1 billion	$17 million	$82 million	$458 million

Canada – Traditional	$3.6 billion	$12 million	$9 million	$245 million

Europe, Middle East and Africa – Traditional	$1.4 billion	$47 million	$13 million	$(50) million

Asia Pacific – Traditional	$4.6 billion	$9 million	$(45) million	$(34) million

Financial Solutions Business
Significant assumptions used to compute the liability for future policy benefits for the Financial Solutions business include mortality, morbidity, lapse rates and discount rates (both accretion and current). During 2024 and 2023, the Company completed its annual assumption review resulting in a $20 million increase and $78 million decrease in the Company’s liability for future policy benefits for its Financial Solutions business during 2024 and 2023, respectively. The increase and decrease in the liability in 2024 and 2023 were primarily the result of updating the lapse and mortality assumptions used to measure the liability for future policy benefits. The Company also updated the underlying market data used to determine the current discount rate resulting in changes to the discount rate assumption used to measure the net liability for future policy benefits.
The following tables provide the balances of and changes in the Company’s liability for future policy benefits, including the deferred profit liability related to the longevity business, for its Financial Solutions business, which primarily consists of longevity reinsurance, asset-intensive products, primarily annuities and financial reinsurance for the years ended December 31, 2024 and 2023 (dollars in millions):

For the year ended December 31, 2024:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,455	$3,184	$54,832	$2,057
Effect of changes in cash flow assumptions	12	—	(93)	1
Effect of actual variances from expected experience	73	(7)	1,081	(2)
Adjusted balance, beginning of year	1,540	3,177	55,820	2,056
Issuances (1)	2,807	5,346	21,381	7,995
Interest accrual (2)	45	131	1,947	29
Net premiums collected (3)	(3,046)	(4,752)	(5,846)	(7,100)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(288)	(1,942)	(222)
Ending balance at original discount rate	1,346	3,614	71,360	2,758
Effect of changes in discount rate assumptions	(254)	(187)	(8,636)	(294)
Balance, end of period	$1,092	$3,427	$62,724	$2,464

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$6,843	$3,210	$60,938	$8,019
Effect of changes in cash flow assumptions	20	—	(90)	10
Effect of actual variances from expected experience	67	(7)	1,081	(9)
Adjusted balance, beginning of year	6,930	3,203	61,929	8,020
Issuances (1)	2,934	5,372	21,381	7,995
Interest accrual (2)	382	276	2,169	191
Benefit payments (5)	(757)	(423)	(5,114)	(460)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(494)	(2,075)	(1,120)
Ending balance at original discount rate	9,489	7,934	78,290	14,626
Effect of changes in discount rate assumptions	(651)	5	(9,531)	(1,880)
Balance, end of period	$8,838	$7,939	$68,759	$12,746

Cumulative amount of fair value hedging adjustments	(7)	—	—	—

Liability for future policy benefits	$7,739	$4,512	$6,035	$10,282
Less: reinsurance recoverable	(1,373)	—	—	—
Net liability for future policy benefits	$6,366	$4,512	$6,035	$10,282

Weighted-average duration of the liability (in years)	8	13	10	14
Weighted-average interest accretion rate	4.0%	4.5%	3.1%	1.5%
Weighted-average current discount rate	5.6%	4.7%	5.2%	3.1%
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
(4)Derecognition: Includes the effects of treaty recaptures and the termination of existing treaties.
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
(4)Derecognition: Includes the effects of treaty recaptures and the termination of existing treaties.
(5)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal, and other benefit payments based on current assumptions.
The Company’s Financial Solutions business actual-to-expected variances (including the effects of model updates), the effects of changes in cash flow assumptions and the effects of changes in discount rate assumptions for the years ended December 31, 2024 and 2023 are summarized in the tables below:

For the year ended December 31, 2024:
Segment	Net liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$8.1 billion	$8 million	$(6) million	$(237) million

Canada – Financial Solutions	$4.3 billion	$—	$—	$189 million

Europe, Middle East and Africa – Financial Solutions	$6.9 billion	$3 million	$—	$(242) million

Asia Pacific – Financial Solutions	$11.9 billion	$9 million	$(7) million	$(814) million

For the year ended December 31, 2023:
Segment	Net liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$5.4 billion	$(22) million	$(8) million	$173 million

Canada – Financial Solutions	$26 million	$(22) million	$(8) million	$2 million

Europe, Middle East and Africa – Financial Solutions	$6.1 billion	$(34) million	$(55) million	$261 million

Asia Pacific – Financial Solutions	$6.0 billion	$—	$(2) million	$(312) million

Reconciliation and Other Disclosures
The reconciliation of the rollforward of the liability for future policy benefits to the consolidated balance sheets as of December 31, 2024 and 2023, is as follows (dollars in millions):

	December 31,
	2024	2023
Liability for future policy benefits included in the rollforwards:
Traditional:
U.S. and Latin America	$10,538	$10,947
Canada	4,100	4,457
Europe, Middle East and Africa	1,120	1,209
Asia Pacific	2,603	2,664
Financial Solutions:
U.S. and Latin America	7,739	5,228
Canada	4,512	29
Europe, Middle East and Africa	6,035	5,453
Asia Pacific	10,282	5,190
Other long-duration contracts	126	125
Claims liability and incurred but not reported claims	5,338	5,437
Additional liability	68	4
Unearned revenue liability	907	488
Total liability for future policy benefits	$53,368	$41,231

The amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for the liability for future policy benefits included in the rollforwards as of December 31, 2024 and 2023 is as follows (dollars in millions):

	December 31,
	2024		2023
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future gross premiums
Traditional:
U.S. and Latin America	$181,714	$82,173	$178,510	$84,652
Canada	52,016	21,009	56,133	22,816
Europe, Middle East and Africa	27,238	14,697	25,934	14,822
Asia Pacific	102,816	40,890	94,535	39,119
Financial Solutions:
U.S. and Latin America	2,768	1,719	2,963	1,893
Canada	5,815	3,795	4,572	3,080
Europe, Middle East and Africa	124,890	63,744	91,783	52,894
Asia Pacific	4,838	3,450	4,016	3,026

Expected future policy benefit payments
Traditional:
U.S. and Latin America	$190,089	$79,736	$189,168	$83,317
Canada	53,540	20,986	58,139	22,966
Europe, Middle East and Africa	27,218	14,264	25,796	14,251
Asia Pacific	99,885	34,821	90,475	33,406
Financial Solutions:
U.S. and Latin America	15,358	8,838	11,031	6,474
Canada	17,381	7,939	4,310	2,917
Europe, Middle East and Africa	134,336	68,759	93,278	53,719
Asia Pacific	23,199	12,746	11,077	7,090
The amount of gross premiums and interest expense recognized in the consolidated statements of income for the liability for future policy benefits included in the rollforwards for the years ended December 31, 2024 and 2023 is as follows (dollars in millions):

	Gross Premiums		Interest Expense
	December 31,		December 31,
	2024	2023	2024	2023
Traditional:
U.S. and Latin America	$6,392	$6,093	$584	$549
Canada	1,117	1,096	214	212
Europe, Middle East and Africa	1,485	1,422	42	40
Asia Pacific	2,874	2,655	165	153
Financial Solutions:
U.S. and Latin America	2,979	1,496	337	190
Canada	166	90	145	2
Europe, Middle East and Africa	924	701	222	178
Asia Pacific	224	218	162	63
Total	$16,161	$13,771	$1,871	$1,387
During the years ended December 31, 2024 and 2023, no material losses were incurred resulting from net premiums exceeding gross premiums.

Note 6 POLICYHOLDER ACCOUNT BALANCES
The following tables provide the balances of and changes in the Company’s liability for its policyholder account balances, reflected in interest-sensitive contract liabilities, for the years ended December 31, 2024 and 2023 (dollars in millions):

Year ended December 31, 2024:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,612	$17,838	$3,990
Deposits	1,883	544	1,693
Policy charges	(191)	(81)	(142)
Surrenders and withdrawals	(25)	(1,988)	(967)
Benefit payments	(124)	(456)	(354)
Interest credited	118	575	124
Foreign currency translation	—	—	(59)
Balance, end of period	3,273	16,432	4,285
Less: reinsurance recoverable	—	(2,797)	—
Balance, end of period, after reinsurance	$3,273	$13,635	$4,285

Weighted-average crediting rate	3.1%	3.5%	3.9%
Net amount at risk (1)	$34,133	$6,509	$—
Cash surrender value	$3,268	$16,284	$3,879

Year ended December 31, 2023:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,683	$18,906	$3,351
Deposits	21	919	889
Policy charges	(31)	(45)	(10)
Surrenders and withdrawals	(15)	(2,045)	(137)
Benefit payments	(113)	(471)	(208)
Interest credited	67	574	106
Foreign currency translation	—	—	(1)
Balance, end of period	1,612	17,838	3,990
Less: reinsurance recoverable	—	(3,065)	—
Balance, end of period, after reinsurance	$1,612	$14,773	$3,990

Weighted-average crediting rate	4.4%	3.4%	3.0%
Net amount at risk (1)	$671	$7,049	$—
Cash surrender value	$1,606	$17,707	$3,314
(1)    Net amount at risk is defined as the guaranteed amount less the account value as of the balance sheet date. The balance represents the amount of the claim the Company would incur if death claims were filed on all contracts on the balance sheet date.
Information regarding the Company’s policyholder account balances as of December 31, 2024 and 2023, is as follows (dollars in millions):

	December 31,
	2024	2023
Policyholder account balances included in the rollforwards:
Traditional:
U.S. and Latin America	$3,273	$1,612
Financial Solutions:
U.S. and Latin America	16,432	17,838
Asia Pacific	4,285	3,990
Other policyholder account balances
U.S. and Latin America – Financial Solutions	36	50
Total policyholder account balances	$24,026	$23,490

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums as of December 31, 2024 and 2023 is as follows (dollars in millions):

	December 31, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$686	$—	$—	$—	$—	$686
	1.00 – 1.99%	54	2	8	—	—	64
	2.00 – 2.99%	106	—	—	1	—	107
	3.00 – 3.99%	488	7	116	—	—	611
	4.00% and Greater	728	104	973	—	—	1,805
	Total	$2,062	$113	$1,097	$1	$—	$3,273

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,278	13	8	33	28	1,360
	2.00 – 2.99%	1,208	9	32	522	170	1,941
	3.00 – 3.99%	3,609	213	117	6	2	3,947
	4.00% and Greater	9,154	30	—	—	—	9,184
	Total	$15,249	$265	$157	$561	$200	$16,432

Asia Pacific – Financial Solutions	Less than 1.00%	$223	$—	$—	$—	$—	$223
	1.00 – 1.99%	448	—	—	—	—	448
	2.00 – 2.99%	486	—	—	—	—	486
	3.00 – 3.99%	989	—	—	—	—	989
	4.00% and Greater	2,139	—	—	—	—	2,139
	Total	$4,285	$—	$—	$—	$—	$4,285

	December 31, 2023
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	—	—	—	—	—	—
	3.00 – 3.99%	—	—	—	—	—	—
	4.00% and Greater	509	110	993	—	—	1,612
	Total	$509	$110	$993	$—	$—	$1,612

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,602	10	14	60	30	1,716
	2.00 – 2.99%	1,556	14	39	663	84	2,356
	3.00 – 3.99%	4,223	252	90	—	—	4,565
	4.00% and Greater	9,155	46	—	—	—	9,201
	Total	$16,536	$322	$143	$723	$114	$17,838

Asia Pacific – Financial Solutions	Less than 1.00%	$275	$—	$—	$—	$—	$275
	1.00 – 1.99%	696	—	—	—	—	696
	2.00 – 2.99%	718	—	—	—	—	718
	3.00 – 3.99%	1,297	—	—	—	—	1,297
	4.00% and Greater	1,004	—	—	—	—	1,004
	Total	$3,990	$—	$—	$—	$—	$3,990

Note 7   UNPAID CLAIMS AND CLAIM EXPENSE – SHORT DURATION CONTRACTS
Liabilities for Unpaid Claims and Claim Expense
The Company uses several actuarial methods to compute incurred-but-not reported liabilities. These methods use historical claim reporting patterns to develop a triangle of reported claim amounts. The claim triangle is then used to develop the ultimate claims amount and the incurred-but-not reported liabilities. Expected claim methods use exposure data such as premiums to develop the ultimate claim amount. The final method blends the estimates from the development and the expected claim methods. There were no significant changes in methodologies during 2024.
The following tables provide information on incurred and paid claims development, net of retrocession, for short-duration reinsurance contracts for the Company’s U.S. and Latin America and Asia Pacific Traditional segments, which primarily relate to group life and health (including disability) business. The short-duration business for the Company’s other segments is immaterial. Liabilities for claims and claims adjustment expenses, net of reinsurance, equals total incurred claims less cumulative paid claims plus outstanding liabilities prior to 2015.
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

U.S. and Latin America											As of
(dollars in millions)											December 31, 2024
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$460	$461	$465	$462	$462	$463	$463	$464	$464	$464	$—
2016		501	500	501	497	497	498	499	500	501	—
2017			485	514	509	504	503	504	503	503	—
2018				538	538	524	517	520	519	519	—
2019					491	473	456	453	453	452	—
2020						469	426	415	415	415	1
2021							509	492	493	492	2
2022								519	480	475	5
2023									543	535	43
2024										536	233
									Total	$4,892

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	146	361	407	422	431	437	441	446	450	452
2016		185	393	437	451	460	467	472	477	480
2017			190	403	448	462	468	474	478	482
2018				183	415	465	479	489	494	497
2019					180	372	418	428	432	435
2020						159	356	388	394	399
2021							177	414	454	469
2022								182	395	444
2023									179	437
2024										177
							Total			4,272
			All outstanding claims prior to 2015, net of reinsurance							108
		Liabilities for claims and claim adjustment expense, net of reinsurance								$728
(1)2015 – 2023 unaudited.

Asia Pacific											As of
(dollars in millions)											December 31, 2024
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	244	226	220	235	234	235	235	235	235	$235	$3
2016		200	181	187	193	193	190	191	191	192	2
2017			186	188	188	191	180	178	180	180	1
2018				223	238	233	222	217	217	219	2
2019					223	230	236	228	230	229	4
2020						132	128	129	131	133	8
2021							61	56	56	55	4
2022								84	88	92	11
2023									119	124	28
2024										116	67
									Total	$1,575

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	43	104	147	178	195	205	213	218	221	$223
2016		34	86	117	134	147	156	164	170	174
2017			31	76	101	120	133	145	153	158
2018				28	94	129	155	174	187	197
2019					33	90	123	158	176	187
2020						20	48	72	87	95
2021							7	21	31	37
2022								10	38	54
2023									20	53
2024										17
								Total		1,195
			All outstanding claims prior to 2015, net of reinsurance							91
			Liabilities for claims and claim adjustment expense, net of reinsurance							$471
(1)2015 – 2023 unaudited.
The following is unaudited supplementary information about average historical claims duration as of December 31, 2024:

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
U.S. and Latin America	36.0%	45.1%	9.2%	2.6%	1.5%	1.1%	0.8%	1.0%	0.7%	0.6%
Asia Pacific	14.8%	26.2%	16.7%	11.6%	7.3%	5.4%	4.2%	2.6%	1.7%	1.1%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claims Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense in the consolidated balance sheet as of December 31, 2024, is as follows (dollars in millions):

2024
Liabilities for claims and claim adjustment expense, net of reinsurance:
U.S. and Latin America	$728
Asia Pacific	471
Liabilities for claims and claim adjustment expense, net of reinsurance	1,199
Adjustments to reconcile to total policy claims:
Reinsurance recoverable	8
Effect of discounting	(102)
Unallocated claims adjustment expense	8
Total adjustments	(86)
Other short-duration contracts not included in the tables above:
U.S. and Latin America	198
Canada	381
Europe, Middle East and Africa	880
Asia Pacific	115
Corporate and Other	6
Total liability for unpaid claims and claim adjustment expense	$2,693
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in other policy claims and benefits on the Company’s consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	2024	2023
Balance, beginning of year	$2,730	$2,480
Less: reinsurance recoverable	(80)	(57)
Net balance, beginning of year	2,650	2,423
Incurred:
Current year	1,459	1,561
Prior years	(37)	(111)
Total incurred	1,422	1,450
Payments:
Current year	(438)	(473)
Prior years	(902)	(804)
Total payments	(1,340)	(1,277)
Other changes:
Interest accretion	35	39
Foreign exchange adjustments	(127)	15
Total other changes	(92)	54

Net balance, end of period	2,640	2,650
Plus: reinsurance recoverable	53	80
Balance, end of period	$2,693	$2,730
Incurred claims associated with prior periods are primarily due to the development of claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

Note 8 MARKET RISK BENEFITS
The following table provides the balances of and changes in the Company’s market risk benefits for the years ended December 31, 2024 and 2023 (dollars in millions):

	U.S. and Latin America – Financial Solutions
	For the year ended December 31,
	2024	2023
Balance, beginning of year	$249	$247
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	253	263
Interest accrual	11	14
Attributed fees collected	25	25
Benefit payments	(1)	(1)
Effect of changes in future assumptions	3	16
Effect of changes in interest rates	(48)	(5)
Effect of changes in equity markets	(38)	(52)
Effect of changes in volatility	—	(6)
Other market impacts	(13)	(15)
Actual policyholder behavior different from expected behavior	17	14
Balance, end of period, before effect of changes in the instrument-specific credit risk	209	253
Effect of changes in the instrument-specific credit risk	(3)	(4)
Balance, end of period	206	249
Less: reinsurance recoverable	—	—
Balance, end of period, after reinsurance	$206	$249

Net amount at risk	$1,250	$1,401
Weighted-average attained age of contract holders (in years)	71	71
The reconciliation of the rollforward for market risk benefits to the consolidated balance sheets as of December 31, 2024 and 2023 is as follows (dollars in millions):

	December 31,			December 31,
	2024			2023
	Asset (1)	Liability	Net	Asset (1)	Liability	Net
U.S. and Latin America – Financial Solutions	$17	$223	$(206)	$9	$258	$(249)
Total market risk benefits	$17	$223	$(206)	$9	$258	$(249)
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
During the years ended December 31, 2024 and 2023, there were no material changes made to the inputs in the market risk benefit calculations, and nonfinancial assumptions were unchanged.

Note 9   DEFERRED POLICY ACQUISITION COSTS
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Traditional business for the years ended December 31, 2024 and 2023 (dollars in millions):

For the year ended December 31, 2024:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,191	$173	$347	$1,098
Capitalization	970	9	70	167
Amortization expense	(174)	(11)	(49)	(58)
Foreign currency translation	(1)	(14)	(14)	(29)
Balance, end of period	$2,986	$157	$354	$1,178

For the year ended December 31, 2023:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,087	$171	$294	$1,043
Capitalization	248	9	100	121
Amortization expense	(145)	(12)	(50)	(59)
Foreign currency translation	1	5	3	(7)
Balance, end of period	$2,191	$173	$347	$1,098
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Financial Solutions business for the years ended December 31, 2024 and 2023 (dollars in millions):

For the year ended December 31, 2024:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$552	$—	$—	$250
Capitalization	6	21	—	122
Amortization expense	(52)	—	—	(45)
Foreign currency translation	—	(1)	—	(3)
Balance, end of period	$506	$20	$—	$324

For the year ended December 31, 2023:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$341	$—	$—	$188
Capitalization	259	—	—	99
Amortization expense	(48)	—	—	(33)
Foreign currency translation	—	—	—	(4)
Balance, end of period	$552	$—	$—	$250

The reconciliation of deferred policy acquisition costs to the consolidated balance sheets as of December 31, 2024 and 2023 is as follows (dollars in millions):

	December 31,
	2024	2023
Deferred policy acquisition costs included in the rollforwards:
Traditional:
U.S. and Latin America	$2,986	$2,191
Canada	157	173
Europe, Middle East and Africa	354	347
Asia Pacific	1,178	1,098
Financial Solutions:
U.S. and Latin America	506	552
Canada	20	—
Europe, Middle East and Africa	—	—
Asia Pacific	324	250
Other long-duration business:
Corporate and Other	18	6
Total deferred policy acquisition costs	$5,543	$4,617
Note 10   REINSURANCE
Ceded Reinsurance
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance or reinsurance companies under excess coverage and coinsurance contracts. During the third quarter of 2024, the Company increased its per life retention limit from $8 million to $30 million effective January 1, 2025, and began notifying the Company’s retrocessionaires of the increased per life retention limit and the Company’s intention to recapture the risk ceded to the retrocessionaire in the future. The increased retention limit and updated recapture assumption resulted in a future policy benefits remeasurement loss of $136 million recognized in the third quarter of 2024.
Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. In certain limited situations the Company has retained more than its retention limit per individual policy. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverage provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur net claims totaling more than its retention limit per individual life.
Retrocession reinsurance treaties do not relieve the Company from its obligations to the ceding companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of the insurance and reinsurance companies from which it assumes and to which it cedes reinsurance. Allowances would be established for amounts deemed uncollectible. At December 31, 2024 and 2023, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2024, all rated retrocession pool participants followed by the A.M. Best Company were rated “B++ (good)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires in the pool that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.
Ruby Reinsurance Company (Ruby Re), a Missouri-domiciled life reinsurance company to reinsure U.S. asset-intensive business was launched with the Company as a sponsor. The Company, which is not an investor in Ruby Re, does not consolidate the entity. During 2024, the Company completed two coinsurance funds withheld transactions under which it retroceded $608 million of existing liabilities associated with asset-intensive business to Ruby Re. As of December 31, 2024, the Company has a ceded reinsurance recoverable from Ruby Re of approximately $2.8 billion.
Excluding amounts retroceded to Ruby Re, three major reinsurance companies account for approximately 42% of reinsurance ceded receivables and other as of December 31, 2024.

As of December 31, 2024 and 2023, $4 million and $10 million of claims recoverable were in excess of 90 days past due, respectively. Also included in the total reinsurance ceded receivables and other is a deposit asset on reinsurance of $2.8 billion and $3.1 billion as of December 31, 2024 and 2023, respectively.
The effect of reinsurance on net premiums is as follows (dollars in millions):

Years ended December 31,	2024	2023	2022
Direct insurance	$2,919	$1,477	$26
Reinsurance assumed	15,573	14,281	13,830
Reinsurance ceded	(649)	(673)	(778)
Net premiums	$17,843	$15,085	$13,078
The effect of reinsurance on claims and other policy benefits and future policy benefits remeasurement gains and losses is as follows (dollars in millions):

Years ended December 31,	2024	2023	2022
Direct insurance	$3,257	$1,577	$73
Reinsurance assumed	13,997	12,912	12,867
Reinsurance ceded	(383)	(679)	(667)
Net claims and other policy benefits and future policy benefits remeasurement gains and losses	$16,871	$13,810	$12,273
The effect of reinsurance on life reinsurance in force is shown in the following schedule (dollars in millions):

	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2024	$863	$3,878,640	$71,887	$3,807,616	101.9%
December 31, 2023	924	3,704,061	69,242	3,635,743	101.9%
December 31, 2022	1,027	3,400,735	151,569	3,250,193	104.6
Funds Withheld
Certain of the Company’s retrocession agreements, including those with Ruby Re, are on a modco or funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and established a funds withheld liability. Net investment income related to the funds withheld assets is reported in other reinsurance expense and net realized gains (losses) related to the assets are reported net of the amount that is passed on to the assuming company. The following assets were held in support of the Company’s funds withheld arrangements and are reported in the line items shown in the consolidated balance sheets as of December 31, 2024 and 2023 (dollars in millions):

	For the years ended December 31,
	2024	2023
Fixed maturity securities available-for-sale	$2,615	$2,442
Equity securities	2	2
Mortgage loans	451	451
Funds withheld at interest	1,466	1,545
Real estate joint ventures	54	35
Short-term investments and cash and cash equivalents	89	30
Accrued investment income	31	28
Net other assets	—	1
Net assets	$4,708	$4,534
Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. The Company had a $5,017 million and $4,483 million funds withheld payable, net of an embedded derivative asset of $160 million and $206 million as of December 31, 2024 and 2023, respectively.
Assumed Reinsurance
At December 31, 2024 and 2023, respectively, the Company provided approximately $32.2 billion and $28.3 billion of financial reinsurance, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, to other insurance companies under financial reinsurance or capital solutions transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.

Reinsurance treaties, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all, or a portion of, the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business but would reduce premiums in subsequent periods. Additionally, some reinsurance treaties give the ceding company the right to require the Company to place assets in trust for their benefit to support the ceding company’s statutory reserve credits, in the event of a downgrade of the Company’s credit ratings and or other statutory measure to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2024, neither the Company nor its subsidiaries have been required to post additional collateral or have had a reinsurance treaty recaptured as a result of credit downgrade or defined statutory measure decline.
Certain reinsurance treaties require the reinsurer to place assets in trust to collateralize the reinsurer’s obligation to the ceding company. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $3.1 billion and $3.5 billion were held in trust for the benefit of the Company’s subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2024 and 2023, respectively. Additionally, securities with an amortized cost of $47.1 billion and $32.8 billion as of December 31, 2024 and 2023, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary to another subsidiary, post additional collateral or make payments under a given reinsurance treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a reinsurance treaty, or loss of license or other regulatory authorization of such subsidiary. If the Company was ever required to move reinsurance from one subsidiary to another subsidiary, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional collateral may need to be posted or additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
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
The following tables provide information relating to investments in fixed maturity securities by type as of December 31, 2024 and 2023 (dollars in millions):

December 31, 2024:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$54,705	$82	$642	$4,274	$50,991	65.7%
Canadian government	4,655	—	412	51	5,016	6.5
Japanese government	5,319	—	1	875	4,445	5.7
ABS	5,197	15	42	184	5,040	6.5
CMBS	2,344	1	22	98	2,267	2.9
RMBS	1,412	—	12	107	1,317	1.7
U.S. government	2,734	—	11	281	2,464	3.2
State and political subdivisions	789	—	3	99	693	0.9
Other foreign government	5,752	—	56	424	5,384	6.9
Total fixed maturity securities	$82,907	$98	$1,201	$6,393	$77,617	100.0%

December 31, 2023:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$42,014	$62	$554	$3,751	$38,755	64.1%
Canadian government	3,477	—	473	33	3,917	6.5
Japanese government	3,630	—	3	502	3,131	5.2
ABS	4,661	12	19	239	4,429	7.3
CMBS	1,969	1	7	202	1,773	2.9
RMBS	1,173	—	8	102	1,079	1.8
U.S. government	2,725	—	9	214	2,520	4.2
State and political subdivisions	1,236	—	7	129	1,114	1.8
Other foreign government	4,092	—	45	388	3,749	6.2
Total fixed maturity securities	$64,977	$75	$1,125	$5,560	$60,467	100.0%
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers, including certain agencies, greater than 10% of the Company’s equity are disclosed below, as of December 31, 2024 and 2023 (dollars in millions):

	2024		2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Japanese government	$5,319	$4,445	$3,630	$3,131
U.S. government	2,734	2,464	2,725	2,520
Canadian province of Quebec	1,537	1,741	1,467	1,748
Canadian province of Ontario	1,117	1,207	1,019	1,125
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of December 31, 2024, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,730	$1,747
Due after one year through five years	13,226	13,177
Due after five years through ten years	13,555	13,233
Due after ten years	45,443	40,836
Structured securities	8,953	8,624
Total	$82,907	$77,617

Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of December 31, 2024 and 2023 (dollars in millions):

December 31, 2024:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$17,905	$16,673	32.7%
Industrial	28,267	26,476	51.9
Utility	8,533	7,842	15.4
Total	$54,705	$50,991	100.0%

December 31, 2023:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$15,052	$13,789	35.6%
Industrial	21,413	19,935	51.4
Utility	5,549	5,031	13.0
Total	$42,014	$38,755	100.0%
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
The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the years ended December 31, 2024 and 2023 (dollars in millions):

	Corporate	ABS	CMBS	Total
For the year ended December 31, 2024:
Balance, beginning of period	$62	$12	$1	$75
Credit losses recognized on securities for which credit losses were not previously recorded	56	—	—	56
Reductions for securities sold during the period	(30)	—	—	(30)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(7)	3	—	(4)
Write-offs recognized against the allowance	—	—	—	—
Foreign currency translation	1	—	—	1
Balance, end of period	$82	$15	$1	$98

	Corporate	ABS	CMBS	Total
For the year ended December 31, 2023:
Balance, beginning of period	$27	$10	$—	$37
Credit losses recognized on securities for which credit losses were not previously recorded	51	—	1	52
Reductions for securities sold during the period	(10)	—	—	(10)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	—	2	—	2
Write-offs recognized against the allowance	(6)	—	—	(6)
Foreign currency translation	—	—	—	—
Balance, end of period	$62	$12	$1	$75
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
The following tables present the estimated fair value and gross unrealized losses for the 6,401 and 5,788 fixed maturity securities for which both the estimated fair value had declined and remained below amortized cost and an allowance for credit loss has not been recorded as of December 31, 2024 and 2023 (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
December 31, 2024:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$14,741	$529	$18,851	$3,682	$33,592	$4,211
Canadian government	286	5	469	46	755	51
Japanese government	2,037	192	2,365	683	4,402	875
ABS	940	19	1,730	159	2,670	178
CMBS	333	4	980	91	1,313	95
RMBS	354	7	593	100	947	107
U.S. government	792	15	656	266	1,448	281
State and political subdivisions	155	7	417	92	572	99
Other foreign government	1,408	42	1,816	344	3,224	386
Total investment grade securities	21,046	820	27,877	5,463	48,923	6,283
Below investment grade securities:
Corporate	347	7	347	50	694	57
ABS	101	1	40	5	141	6
CMBS	—	—	—	—	—	—
Other foreign government	—	—	130	38	130	38
Total below investment grade securities	448	8	517	93	965	101
Total fixed maturity securities	$21,494	$828	$28,394	$5,556	$49,888	$6,384

	Less than 12 months		12 months or greater		Total
December 31, 2023:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$2,134	$70	$24,207	$3,524	$26,341	$3,594
Canadian government	—	—	459	33	459	33
Japanese government	876	50	2,193	452	3,069	502
ABS	336	5	3,025	223	3,361	228
CMBS	160	5	1,328	190	1,488	195
RMBS	115	3	681	99	796	102
U.S. government	614	10	717	204	1,331	214
State and political subdivisions	73	1	864	128	937	129
Other foreign government	254	3	2,290	333	2,544	336
Total investment grade securities	4,562	147	35,764	5,186	40,326	5,333
Below investment grade securities:
Corporate	295	36	649	121	944	157
ABS	—	—	68	10	68	10
CMBS	—	—	4	1	4	1
Other foreign government	—	—	193	52	193	52
Total below investment grade securities	295	36	914	184	1,209	220
Total fixed maturity securities	$4,857	$183	$36,678	$5,370	$41,535	$5,553
The Company did not intend to sell, and more likely than not would not be required to sell, the securities outlined in the tables above, as of the dates presented. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines. Changes in unrealized losses are primarily driven by changes in risk-free interest rates and credit spreads.

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	For the years ended December 31,
	2024	2023	2022
Fixed maturity securities available-for-sale	$3,541	$2,753	$2,305
Equity securities	6	6	6
Mortgage loans	401	324	298
Policy loans	56	54	54
Funds withheld at interest	341	317	253
Limited partnerships and real estate joint ventures	96	181	331
Short-term investments and cash and cash equivalents	182	99	29
Other invested assets	(11)	21	12
Investment income	4,612	3,755	3,288
Investment expense	(196)	(164)	(127)
Net investment income	$4,416	$3,591	$3,161
As of December 31, 2024, the Company held non-income producing securities with amortized costs, net of allowances, of $144 million and estimated fair values of $159 million. As of December 31, 2023, the Company held non-income producing securities with amortized costs, net of allowances, of $88 million and estimated fair values of $46 million. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults.
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	For the years ended December 31,
	2024	2023	2022
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$(22)	$(38)	$(6)
Impairments on fixed maturity securities	(1)	(3)	(17)
Realized gains on investment activity	194	72	192
Realized losses on investment activity	(811)	(275)	(396)
Net gains (losses) on equity securities	1	(1)	(21)
Change in mortgage loan allowance for credit losses	(26)	(16)	(16)
Limited partnerships and real estate joint ventures impairment losses	(23)	—	—
Change in fair value of certain limited partnership investments	39	48	38
Net losses on free standing derivatives	(229)	(129)	(166)
Net gains (losses) on embedded derivatives	116	(163)	(173)
Other, net	17	24	26
Total investment related gains (losses), net	$(745)	$(481)	$(539)

Collateral Arrangements
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of invested assets as collateral. Pledged invested assets are included in the condensed consolidated balance sheets. Invested assets received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of December 31, 2024 and 2023, none of the collateral received had been sold or repledged.
The Company also holds invested assets on deposit to meet regulatory requirements and holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties.
The following table includes invested assets on deposit, invested assets pledged and received as collateral, assets in trust held to satisfy collateral requirements and FHLB common stock restricted as to sale as of December 31, 2024 and 2023 (dollars in millions):

	2024		2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Invested assets on deposit (regulatory deposits)	$10	$8	$12	$9
Invested assets pledged as collateral	1,200	1,046	572	517
Invested assets received as collateral	n/a	2,233	n/a	1,827
Assets in trust held to satisfy collateral requirements	47,162	44,473	32,758	30,359
FHLB common stock restricted as to sale	71	71	63	63
Securities Lending and Repurchase/Reverse Repurchase Agreements
The following table provides the estimated fair value of securities relating to securities lending and repurchase/reverse repurchase agreements as of December 31, 2024 and 2023 (dollars in millions):

	2024			2023
	Securities Loaned, Pledged, or Sold (1)	Securities Borrowed or Collateral Received from Counterparties (2)	Cash Collateral Received from Counterparties (3)	Securities Loaned, Pledged, or Sold (1)	Securities Borrowed or Collateral Received from Counterparties (2)	Cash Collateral Received from Counterparties (3)
Securities lending transactions	$836	$1,093	$—	$732	$1,013	$—
Repurchase/reverse repurchase transactions	1,781	688	982	1,333	517	820
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

The following table presents the estimated fair value of securities by the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of December 31, 2024 and 2023 (dollars in millions):

	December 31, 2024					December 31, 2023
	Remaining Contractual Maturity of the Agreements					Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$75	$7	$333	$415	$—	$—	$94	$41	$135
Japanese government	—	227	—	75	302	—	88	—	480	568
ABS	—	—	17	3	20	—	—	—	—	—
CMBS	—	—	46	—	46	—	—	—	—	—
RMBS	—	—	13	6	19	—	—	—	—	—
U.S. government	—	—	—	8	8	—	—	—	—	—
State and political subdivisions	—	—	—	6	6	—	—	—	11	11
Other foreign government	—	—	—	20	20	—	—	13	5	18
Total	—	302	83	451	836	—	88	107	537	732
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	527	527	—	—	—	553	553
Japanese government	—	—	214	144	358	—	—	—	158	158
ABS	—	—	27	251	278	—	—	—	229	229
CMBS	—	—	49	184	233	—	—	—	221	221
RMBS	—	—	7	42	49	—	—	—	52	52
U.S. government	—	—	—	257	257	—	—	—	14	14
Other foreign government	—	—	—	79	79	—	—	—	106	106
Total	—	—	297	1,484	1,781	—	—	—	1,333	1,333
Total transactions	$—	$302	$380	$1,935	$2,617	$—	$88	$107	$1,870	$2,065
Mortgage Loans
As of December 31, 2024, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (12.4%), Texas (9.6%) and Colorado (6.1%), in addition to loans secured by properties in Canada (7.0%) and the United Kingdom (2.3%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses, and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of December 31, 2024 and 2023 (dollars in millions):

	2024		2023
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Office	$1,717	19.2%	$1,700	22.8%
Retail	2,925	32.7	2,437	32.7
Industrial	2,714	30.3	1,947	26.1
Apartment	1,121	12.5	913	12.2
Hotel	443	4.9	413	5.5
Other commercial	32	0.4	49	0.7
Recorded investment	8,952	100.0%	7,459	100.0%
Unamortized balance of loan origination fees and expenses	(20)		(15)
Allowance for credit losses	(93)		(67)
Total mortgage loans	$8,839		$7,377

The following table presents the maturities of the Company’s recorded investment in mortgage loans as of December 31, 2024 and 2023 (dollars in millions):

	2024		2023
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$3,984	44.5%	$3,228	43.3%
Due after five years through ten years	3,959	44.2	3,334	44.7
Due after ten years	1,009	11.3	897	12.0
Total	$8,952	100.0%	$7,459	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of December 31, 2024 and 2023 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2024:
Loan-to-Value Ratio
0% – 59.99%	$4,017	$189	$42	$7	$4,255	47.5%
60% – 69.99%	2,298	184	51	46	2,579	28.8
70% – 79.99%	1,205	178	47	—	1,430	16.0
80% or greater	523	45	120	—	688	7.7
Total	$8,043	$596	$260	$53	$8,952	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2023:
Loan-to-Value Ratio
0% – 59.99%	$3,672	$272	$27	$46	$4,017	53.9%
60% – 69.99%	1,947	154	44	—	2,145	28.8
70% – 79.99%	843	52	34	—	929	12.4
80% or greater	198	70	100	—	368	4.9
Total	$6,660	$548	$205	$46	$7,459	100.0%

The following tables set forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of December 31, 2024 and 2023 (dollars in millions):

	Recorded Investment
	Year of Origination
December 31, 2024:	2024	2023	2022	2021	2020	Prior	Total
Internal credit quality grade:
High investment grade	$593	$436	$543	$600	$246	$1,828	$4,246
Investment grade	1,270	750	806	404	219	850	4,299
Average	—	19	—	36	18	203	276
Watch list	—	—	—	—	—	125	125
In or near default	—	—	—	—	—	6	6
Total	$1,863	$1,205	$1,349	$1,040	$483	$3,012	$8,952

	Recorded Investment
	Year of Origination
December 31, 2023:	2023	2022	2021	2020	2019	Prior	Total
Internal credit quality grade:
High investment grade	$475	$635	$573	$304	$491	$1,734	$4,212
Investment grade	754	668	384	245	313	564	2,928
Average	12	—	—	18	63	203	296
Watch list	—	—	—	—	—	16	16
In or near default	—	—	—	—	—	7	7
Total	$1,241	$1,303	$957	$567	$867	$2,524	$7,459
The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of December 31, 2024 and 2023 (dollars in millions):

	2024	2023
Current	$8,934	$7,431
31 – 60 days past due	12	28
Greater than 90 days	6	—
Total	$8,952	$7,459
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans for the years ended December 31, 2024, 2023 and 2022 (dollars in millions):

	2024	2023	2022
Balance, beginning of period	$67	$51	$35
Provision (release) of credit losses	38	29	16
Write-offs, net of recoveries	(12)	(13)	—
Balance, end of period	$93	$67	$51

During 2024, the Company modified eleven mortgage loans for borrowers experiencing financial difficulty providing interest only payments and maturity extensions. The total recorded investment before allowance for credit losses for the modified loans was $124 million as of December 31, 2024. During 2023, the company modified ten mortgage loans providing interest only payments and maturity extensions, two of which were paid in full as of December 31, 2023. The total recorded investment before allowance for credit losses for the remaining modified loans was $92 million as of December 31, 2023. During 2022, the company modified three mortgage loans to interest only payments, one of which was paid in full as of December 31, 2022. During 2022, the total recorded investment before allowance for credit losses for mortgage loans that were modified and met the criteria of Troubled Debt Restructuring (“TDR”) was $67 million.
The Company had one mortgage loan in the amount of $6 million on nonaccrual status as of December 31, 2024. The Company had one mortgage loan in the amount of $7 million that was on nonaccrual status as of December 31, 2023. During 2024, the Company converted four mortgage loans totaling $46  million to owned properties. Additionally, the Company reclassified one property in the amount of $21 million, that was previously held for sale, to held for use. During 2023, the Company converted three mortgage loans totaling $62 million at the time of foreclosure to owned properties as a result of foreclosures. The Company did not acquire any impaired mortgage loans during 2024, 2023 and 2022.
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
Funds Withheld at Interest
As of December 31, 2024, $3.1 billion of the funds withheld at interest balance is primarily associated with two clients. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of December 31, 2024 and 2023 are as follows (dollars in millions):

	2024	2023
Limited partnerships – equity method	$1,067	$925
Limited partnerships – fair value	966	856
Limited partnerships – cost method	64	71
Real estate joint ventures	970	783
Total limited partnerships and real estate joint ventures	$3,067	$2,635
Other Invested Assets
Other invested assets include lifetime mortgages, derivative contracts and FHLB common stock. Other invested assets also include real estate held for investment, which is included in “Other” in the table below. As of December 31, 2024 and 2023, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of December 31, 2024 and 2023 are as follows (dollars in millions):

	2024	2023
Lifetime mortgages	$984	$944
Derivatives	121	97
FHLB common stock	71	63
Other	66	67
Total other invested assets	$1,242	$1,171
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
Foreign currency options are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. With a foreign currency option transaction, the Company purchases an option contract that gives it the right, but not the obligation, to exchange a specified amount of one currency for a specified amount of a different currency on or before a specific date. The contracts may also be net settled in cash, based on differentials in the foreign currency exchange rate and the strike price.
Equity Derivatives
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products and as well as indexed universal life products. To hedge against adverse changes in equity indices, the Company buys put and sells index options. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price.
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
Other Derivatives
The Company entered into a financial solutions transaction structured as a derivative (“other swaps”) and an offsetting non-payment insurance contract, also accounted for as a derivative, to support capital relief solutions for customers with credit risk to various reference entities. The Company’s maximum exposure to credit loss equals the notional value of the derivative. In the event of default of a referencing entity, the Company is typically required to pay the protection holder the full notional value less a recovery amount up to a contractual detachment point from the non-payment insurance.
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
The Company has certain embedded derivatives that are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modco or funds withheld basis. Additionally, the Company reinsures insurance products with benefits that are considered embedded derivatives. The changes in fair values of embedded derivatives on insurance products described below relate to changes in the fair value associated with capital market and other related assumptions.

Summary of Derivative Positions
Freestanding derivatives, except for other swaps, are included in other invested assets or other liabilities, at fair value. Other swaps are included on the consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the consolidated balance sheets with the host contract in funds withheld at interest or funds withheld payable, at fair value. Embedded derivative liabilities on indexed products are included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of December 31, 2024 and 2023 (dollars in millions):

		December 31, 2024			December 31, 2023
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,848	$6	$20	$1,609	$4	$3
Interest rate options	Interest rate	1,773	1	—	5,555	7	—
Total return swaps	Interest rate	956	—	14	500	24	—
Interest rate futures	Interest rate	—	—	—	97	—	—
Foreign currency swaps	Foreign currency	150	47	—	150	27	—
Foreign currency forwards	Foreign currency	1,148	9	37	809	36	—
Foreign currency options	Foreign currency	430	1	—	—	—	—
Equity options	Equity	255	5	1	253	8	—
Equity futures	Equity	209	—	—	255	—	—
Credit default swaps	Credit	2,661	4	6	1,475	5	1
Other swaps	Credit	1,300	2	2	—	—	—
CPI swaps	CPI	408	6	2	468	11	3
Synthetic GICs	Interest rate	15,362	—	—	16,135	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	283	338	—	356	527
Indexed products		—		435	—	—	415
Total non-designated derivatives		26,500	364	855	27,306	478	949
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate	3,336	5	103	1,770	9	86
Forward bond purchase commitments	Interest rate	2,020	—	206	1,076	11	80
Foreign currency swaps	Foreign currency	2,008	7	159	809	7	64
Foreign currency forwards	Foreign currency	1,966	94	—	1,143	5	17
Total hedging derivatives		9,330	106	468	4,798	32	247
Total derivatives		$35,830	$470	$1,323	$32,104	$510	$1,196

Fair Value Hedges
The Company designates and reports the following as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging: (i) certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets; and (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities. The gain or loss on the hedged item attributable to a change in interest rates or foreign currency and the offsetting gain or loss on the related interest rate or foreign currency swaps for the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in millions):

Derivative Type	Hedged Item	Investment Related Gains (Losses), Net		Claims and Other Policy Benefits		Interest Credited
		Derivatives	Hedged Items	Derivatives	Hedged Items	Derivatives	Hedged Items
For the Year Ended December 31, 2024:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$2	$(4)	$—	$—	$—	$—
Interest rate swaps	Future policy benefits	—	—	(13)	7	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	(18)	12
For the Year Ended December 31, 2023:
Foreign currency swaps	Foreign-denominated fixed maturity securities	(2)	(2)	—	—	—	—
For the Year Ended December 31, 2022:
Foreign currency swaps	Foreign-denominated fixed maturity securities	(1)	7	—	—	—	—
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges (dollars in millions):

Hedged Item	Carrying Amount of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets / (Liabilities)		Discontinued Fair Value Hedge Adjustments Included in the Cumulative Adjustments
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Foreign-denominated fixed maturity securities	$—	$89	n/a	n/a	n/a	n/a
Future policy benefits	(508)	—	7	—	—	—
Interest-sensitive contract liabilities	(1,111)	(25)	11	(1)	—	1
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
The following table presents the cash flow hedge components of AOCI, before income taxes, and where the gain or loss related to cash flow hedges is recognized on the consolidated income statement classification for the years ended December 31, 2024, 2023 and 2022 (dollars in millions):

Amounts Included in AOCI
Balance December 31, 2021	$(22)
Gains (losses), net deferred in other comprehensive income (loss)	(192)
Amounts reclassified to net investment income	8
Amounts reclassified to interest expense	1
Balance December 31, 2022	(205)
Gains (losses), net deferred in other comprehensive income (loss)	(26)
Amounts reclassified to net investment income	23
Amounts reclassified to interest expense	(10)
Balance December 31, 2023	(218)
Gains (losses), net deferred in other comprehensive income (loss)	(328)
Amounts reclassified to net investment income	62
Amounts reclassified to interest expense	(11)
Balance December 31, 2024	$(495)
As of December 31, 2024, approximately $74 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to net investment income during the next twelve months. For the same time period, approximately $7 million of before-tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
For the year ended December 31, 2024:		Net Investment Income	Interest Expense
Interest rate	$(180)	$(11)	$11
Foreign currency	(148)	(51)	—
Total	$(328)	$(62)	$11

For the year ended December 31, 2023:
Interest rate	$18	$(7)	$10
Foreign currency	(44)	(16)	—
Total	$(26)	$(23)	$10

For the year ended December 31, 2022:
Interest rate	$(187)	$—	$(1)
Foreign currency	(5)	(8)	—
Total	$(192)	$(8)	$(1)
For the years ended December 31, 2024, 2023 and 2022, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the years ended December 31, 2024, 2023 and 2022 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	For the years ended December 31,
Derivative Type	2024	2023	2022
Foreign currency forwards	$130	$(18)	$73
Total	$130	$(18)	$73
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $313 million and $183 million as of December 31, 2024 and 2023, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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
A summary of the effect of non-qualifying derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 is as follows (dollars in millions):

		Gains (Losses) for the years ended December 31,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2024	2023	2022
Interest rate swaps	Investment related gains (losses), net	$(49)	$(15)	$(131)
Interest rate options	Investment related gains (losses), net	(6)	(33)	3
Total return swaps	Investment related gains (losses), net	(7)	14	21
Interest rate futures	Investment related gains (losses), net	2	1	6
Foreign currency swaps	Investment related gains (losses), net	29	17	21
Foreign currency forwards	Investment related gains (losses), net	(167)	(98)	(93)
Foreign currency options	Investment related gains (losses), net	(7)	—	—
Equity options	Investment related gains (losses), net	(5)	(28)	14
Equity futures	Investment related gains (losses), net	(28)	(31)	22
Credit default swaps	Investment related gains (losses), net	15	42	(66)
CPI swaps	Investment related gains (losses), net	(4)	6	31
Subtotal		(227)	(125)	(172)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	116	(163)	(173)
Indexed products	Interest credited	(22)	17	98
Total non-qualifying derivatives		$(133)	$(271)	$(247)
The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of embedded derivatives for the years ended December 31, 2024, 2023 and 2022.
Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company as of December 31, 2024 and 2023 (dollars in millions):

	2024			2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
AAA/AA/A
Single name credit default swaps	$(5)	$410	17.5	$2	$420	18.1
BBB
Single name credit default swaps	3	150	2.3	4	165	2.8
Credit default swaps referencing indices	—	2,086	5.1	(1)	880	5.0
Subtotal	3	2,236	4.9	3	1,045	4.7
BB
Single name credit default swaps	—	5	1.5	(1)	10	2.2
B
Single name credit default swaps	—	10	1.2	—	—	0.0
Total	$(2)	$2,661	6.8	$4	$1,475	8.5
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
The following table provides information relating to the netting of the Company’s derivative instruments as of December 31, 2024 and December 31, 2023 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments/Collateral (1)	Net Amount
December 31, 2024:
Derivative assets	$187	$(64)	$123	$(123)	$—
Derivative liabilities	550	(64)	486	(486)	—
December 31, 2023:
Derivative assets	$154	$(57)	$97	$(97)	$—
Derivative liabilities	254	(57)	197	(197)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of December 31, 2024, the Company had credit exposure of $15 million.
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
See Note 8 – “Market Risk Benefits” for information about fair value measurement of market risk benefits.

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 are summarized below (dollars in millions):

December 31, 2024:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$50,991	$—	$44,137	$6,854
Canadian government	5,016	—	5,016	—
Japanese government	4,445	—	4,445	—
ABS	5,040	—	3,254	1,786
CMBS	2,267	—	2,254	13
RMBS	1,317	—	1,317	—
U.S. government	2,464	2,379	80	5
State and political subdivisions	693	—	693	—
Other foreign government	5,384	—	5,354	30
Total fixed maturity securities available-for-sale	77,617	2,379	66,550	8,688
Equity securities	155	67	—	88
Funds withheld at interest – embedded derivatives	(215)	—	—	(215)
Funds withheld at interest	56	—	—	56
Cash equivalents	2,055	2,053	2	—
Short-term investments	313	175	127	11
Other invested assets:
Derivatives	121	—	121	—
Other	17	—	17	—
Total other invested assets	138	—	138	—
Other assets – derivatives	2	—	—	2
Total	$80,121	$4,674	$66,817	$8,630
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$435	$—	$—	$435
Other liabilities:
Funds withheld at interest – embedded derivatives	(160)	—	—	(160)
Derivatives	486	—	484	2
Total	$761	$—	$484	$277
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of December 31, 2024, the fair value of such investments was $966 million.

December 31, 2023:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$38,755	$—	$33,822	$4,933
Canadian government	3,917	—	3,917	—
Japanese government	3,131	—	3,131	—
ABS	4,429	—	3,064	1,365
CMBS	1,773	—	1,714	59
RMBS	1,079	—	1,078	1
U.S. government	2,520	2,426	87	7
State and political subdivisions	1,114	—	1,095	19
Other foreign government	3,749	—	3,714	35
Total fixed maturity securities available-for-sale	60,467	2,426	51,622	6,419
Equity securities	139	69	—	70
Funds withheld at interest – embedded derivatives	(377)	—	—	(377)
Funds withheld at interest	54	—	—	54
Cash equivalents	1,335	1,322	13	—
Short-term investments	187	90	95	2
Other invested assets:
Derivatives	97	—	97	—
Other	22	—	22	—
Total other invested assets	119	—	119	—
Total	$61,924	$3,907	$51,849	$6,168
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$415	$—	$—	$415
Other liabilities:
Funds withheld at interest – embedded derivatives	(206)	—	—	(206)
Derivatives	197	—	197	—
Total	$406	$—	$197	$209
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
The inputs used in the valuation of corporate and government securities include, but are not limited to, standard market observable inputs that are derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately placed issues that incorporate the credit quality and industry sector of the issuer. For internal pricing of private placements and structured securities, valuation is based primarily on matrix pricing or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt service coverage ratios and issuance-specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, transaction performance and vintage of loans.
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
For embedded derivative liabilities associated with underlying insurance products in reinsurance treaties, the Company utilizes a discounted cash flow model, which includes an estimate of future equity option purchases and an adjustment for a CVA. To validate the reasonableness of the resulting fair value, the Company’s actuaries perform reviews and analytical procedures on the results. The capital market inputs to the model are generally observable. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy.
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
Credit Valuation Adjustment – The Company bases its CVA on corporate Option-adjusted spread (“OAS”) indexes and market conditions adjusted for the Company’s specific factors. The input assumptions are a combination of externally derived and publicly available information, corporate OAS indexes, market inputs and internally developed data based on Company specific investments by rating category.
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
Derivative Assets and Derivative Liabilities – Derivative instruments utilized by the Company are typically classified within Level 2 on the fair value hierarchy. These derivatives are principally valued using an income approach. Valuations of interest rate contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, Secured Overnight Financing Rate (“SOFR”) basis curves, Overnight Index Swaps curves, and repurchase rates. Valuations of foreign currency contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, currency spot rates, and cross currency basis curves. Valuations of credit contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility. Other swaps relate to a financial solutions transaction structured as a derivative. These derivatives are valued using a credit default swap model utilizing inputs that are both observable and unobservable and are thus classified as Level 3 on the fair value hierarchy.

Quantitative Information Regarding Internally-Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of December 31, 2024 and 2023 (dollars in millions):

	Estimated Fair Value		Valuation	Unobservable	Range (Weighted Average)
	2024	2023	Technique	Input	2024	2023
Assets:
Corporate	$99	$91	Market comparable securities	Liquidity premium	2%	0-2% (1%)
				EBITDA Multiple	6.7x-11.0x (9.7x)	6.0x-8.5x (7.1x)
ABS	564	268	Market comparable securities	Liquidity premium	0-10% (3%)	0-18% (2%)
U.S. government	—	7	Market comparable securities	Liquidity premium	—	0-1% (1%)
Equity securities	33	31	Market comparable securities	Liquidity premium	4%	4%
				EBITDA Multiple	7.4x-12.8x (10.9x)	8.4x-12.3x (10.1x)
Funds withheld at interest – embedded derivatives	22	(50)	Total return swap	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (18%)	0-35% (18%)
				Withdrawal	0-10% (4%)	0-5% (4%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-4% (2%)	1-4% (2%)
Other assets – derivatives	2	—	Credit default swap	Credit spread	0-1% (0%)	—
				Probability of default	0-8% (0%)	—
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed products	435	415	Discounted cash flow	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (17%)	0-35% (17%)
				Withdrawal	0-10% (4%)	0-5% (4%)
				Option budget projection	1-4% (2%)	1-4% (2%)
Other liabilities – derivatives	2	—	Credit default swap	Credit spread	0-1% (0%)	—
				Probability of default	0-8% (0%)	—

Changes in Level 3 Assets and Liabilities
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Transfers out of Level 3 are primarily the result of the Company obtaining observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those assets and liabilities. The Company had Level 3 other swap assets and liabilities that on a gross and net basis were not material for the year ended December 31, 2024.
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the year ended December 31, 2024:	Fixed maturity securities – available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$4,933	$35	$1,425	$26	$70	$—	$2	$(171)	$54	$(415)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	13	—	4	—	—	—	—	—	5	—
Investment related gains (losses), net	(58)	—	(1)	—	(5)	—	(1)	—	—	—
Interest credited	—	—	—	—	—	—	—	116	—	(22)
Included in other comprehensive income (loss)	(26)	(5)	—	—	—	—	—	—	(1)	—
Purchases (2)	3,142	—	752	—	24	—	14	—	2	(98)
Sales (2)	(344)	—	(65)	—	(1)	—	(1)	—	—	—
Settlements (2)	(754)	—	(396)	(2)	—	—	(1)	—	(4)	100
Transfers into Level 3	2	—	117	2	—	—	—	—	—	—
Transfers out of Level 3	(54)	—	(37)	(21)	—	—	(2)	—	—	—
Fair value, end of period	$6,854	$30	$1,799	$5	$88	$—	$11	$(55)	$56	$(435)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$8	$—	$3	$—	$—	$—	$—	$—	$5	$—
Investment related gains (losses), net	(55)	—	(3)	—	(6)	—	(1)	116	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(123)
Included in other comprehensive income (loss)	(24)	(5)	1	—	—	—	—	—	(1)	—
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
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. For the years ended December 31, 2024 and 2023, the Company did not have any material assets that were measured at fair value due to impairment.

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of December 31, 2024 and 2023 (dollars in millions). This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

		Estimated	Fair Value Measurement Using:
December 31, 2024:	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans	$8,839	$8,422	$—	$—	$8,422
Policy loans	1,321	1,321	—	1,321	—
Funds withheld at interest	5,596	5,296	—	—	5,296
Limited partnerships – cost method	64	88	—	—	88
Cash and cash equivalents	1,271	1,271	1,271	—	—
Short-term investments	50	50	50	—	—
Other invested assets	1,064	862	3	71	788
Accrued investment income	986	986	—	986	—
Liabilities:
Interest-sensitive contract liabilities (2)(3)	$22,617	$22,376	$—	$—	$22,376
Funds withheld at interest	5,177	4,960	—	—	4,960
Long-term debt	5,042	4,836	—	—	4,836

December 31, 2023:
Assets:
Mortgage loans	$7,377	$6,975	$—	$—	$6,975
Policy loans	1,206	1,206	—	1,206	—
Funds withheld at interest	6,005	5,547	—	—	5,547
Limited partnerships – cost method	71	73	—	—	73
Cash and cash equivalents	1,635	1,635	1,635	—	—
Short-term investments	35	35	35	—	—
Other invested assets	1,019	841	4	63	774
Accrued investment income	759	759	—	759	—
Liabilities:
Interest-sensitive contract liabilities (2)(3)	$21,797	$21,665	$—	$—	$21,665
Funds withheld at interest	4,689	4,400	—	—	4,400
Long-term debt	4,427	4,243	—	—	4,243
(1)Carrying values presented herein may differ from those in the Company’s consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
(2)Carrying values and estimated fair values presented herein include a reinsurance recoverable of $2.0 billion and $2.2 billion as of December 31, 2024 and 2023, respectively.
(3)Carrying values and estimated fair values presented herein exclude FABN carrying values of $3.2 billion and $1.3 billion as of December 31, 2024 and 2023, respectively, and estimated fair values of $3.2 billion and $1.2 billion as of December 31, 2024 and 2023, respectively.
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
Note 14   INCOME TAX
Pre-tax income for the years ended December 31, 2024, 2023 and 2022 consists of the following (dollars in millions):

	2024	2023	2022
Pre-tax income – U.S.	$572	$898	$294
Pre-tax income – foreign	408	262	424
Total pre-tax income	$980	$1,160	$718
The provision for income tax expense for the years ended December 31, 2024, 2023 and 2022 consists of the following (dollars in millions):

	2024	2023	2022
Current income tax expense (benefit):
U.S.	$150	$(18)	$10
Foreign	167	58	120
Total current	317	40	130
Deferred income tax expense (benefit):
U.S.	(129)	236	32
Foreign	68	(25)	35
Total deferred	(61)	211	67
Total provision for income taxes	$256	$251	$197

The effective tax rate for 2024 was higher than the U.S. statutory rate of 21% primarily due to income earned in non-U.S. jurisdictions and the tax expense related to a legal entity restructuring which were partially offset by the release of valuation allowances in non-U.S. jurisdictions and benefits related to return to provision adjustments.
The effective tax rate for 2023 was higher than the U.S. statutory rate of 21% primarily as a result of income earned in jurisdictions with tax rates higher than the U.S. and changes to the valuation allowance which were partially offset with foreign tax credits.
The Organization for Economic Cooperation and Development (“OECD”) developed Model Global Anti-Base Erosion (“GloBE”) rules under Pillar II establishing a Global Minimum Tax to ensure multinational enterprises with consolidated revenue of more than EUR750 Million pay at least an effective tax rate of 15% on income arising in each jurisdiction in which they operate. As of December 31, 2024, many of the jurisdictions in which the Company operates enacted Pillar II legislation into domestic law with an effective date of January 1, 2024, while others enacted domestic law with an effective date of January 1, 2025. The Company recorded a tax expense of $5 million related to Pillar II.
The Inflation Reduction Act of 2022 (“the Act”) was enacted in 2022. For tax years ending after December 31, 2022, the Act imposes a 15% minimum tax on adjusted financial statement income for “applicable corporations” with average financial statement income over $1 billion for the previous 3-year period ending in 2022 or after. Based on the current guidance the Company is not an applicable corporation for 2024. The Act also imposes a 1% excise tax on stock buybacks of a publicly traded corporation. The Act is not expected to have a material impact to the Company’s tax expense.
Bermuda enacted the Corporate Income Tax Act of 2023 on December 27, 2023. The Bermuda regime establishes a statutory tax rate of 15%, applicable to companies with annual revenue of EUR750 million or more. The tax regime is effective for fiscal years beginning on or after January 1, 2025. The Company maintains deferred taxes and associated valuation allowances on the applicable subsidiaries’ financial statements.
The Company’s effective tax rate differed from the U.S. federal income tax statutory rate of 21% as a result of the following for the years ended December 31, 2024, 2023 and 2022 (dollars in millions):

	2024	2023	2022
Tax provision at U.S. statutory rate	$206	$244	$150
Increase (decrease) in income taxes resulting from:
Tax rate differences on income in other jurisdictions	44	14	35
Differences in tax basis in foreign jurisdictions	(18)	4	10
Deferred tax valuation allowance	(5)	15	(4)
Amounts related to uncertain tax positions	2	(2)	3
Compensation	1	2	(2)
Corporate rate changes	(4)	—	7
GILTI, net of credits	14	—	21
Subpart F for non-full inclusion companies	26	28	60
Foreign tax credits	(5)	(42)	(72)
Return to provision and amended adjustments	(17)	(9)	(13)
Pillar II	5	—	—
Effects of tax law changes and restructuring	9	—	—
Other, net	(2)	(3)	2
Total provision for income taxes	$256	$251	$197
Effective tax rate (1)	26.3%	21.8%	27.3%
(1)    The Company rounds amounts in the financial statements to millions and calculates the effective tax rate from the underlying whole dollar amounts. Thus, certain amounts may not recalculate based on the numbers due to rounding.
Total income taxes for the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in millions):

	2024	2023	2022
Provision for income taxes	$256	$251	$197
Income tax from OCI and additional paid-in-capital:
Net unrealized investment gains (losses) recognized in OCI	(176)	449	(2,542)
Liability for future policyholder benefits	586	(161)	2,224
Market risk benefits	—	(3)	5
Foreign currency translation	32	22	35
Unrealized pension and postretirement	2	(2)	7
Total income taxes provided	$700	$556	$(74)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of December 31, 2024 and 2023 are presented in the following tables (dollars in millions):

	2024	2023
Deferred income tax assets:
Nondeductible accruals	$102	$96
Net operating loss carryforward	846	272
Capital loss carryforwards	92	15
Tax credit carryforward	220	108
Invested assets	1,407	1,092
Anticipated future foreign tax credit	442	267
Subtotal	3,109	1,850
Valuation allowance	(678)	(567)
Total deferred income tax assets	2,431	1,283
Deferred income tax liabilities:
Deferred acquisition costs	931	833
Policy reserves and other reinsurance liabilities	3,428	1,789
Outside basis difference foreign subsidiaries	—	152
Foreign currency translation	190	179
Other	3	80
Total deferred income tax liabilities	4,552	3,033
Net deferred income tax liabilities	$2,121	$1,750
Balance sheet presentation of net deferred income tax liabilities:
Included in other assets	$78	$112
Included in deferred income taxes	2,199	1,862
Net deferred income tax liabilities	$2,121	$1,750
As of December 31, 2024, the valuation allowance against deferred tax assets was $678 million. The increase in the valuation allowance was primarily related to the deferred tax associated with mark to market losses included in AOCI. The Company reduced the deferred tax asset to the amount more likely than not to be realized. Other increases to the valuation allowance related to losses in foreign subsidiaries that do not have a history of income. These increases were partially offset by releases in certain jurisdictions where the deferred tax assets are more likely than not to be utilized.
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
During 2024, 2023 and 2022, the Company received federal and foreign income tax refunds of approximately $12 million, $13 million and $3 million, respectively. The Company made cash income tax payments of approximately $90 million, $311 million and $131 million, in 2024, 2023 and 2022, respectively.
The following table presents consolidated net operating loss carryforwards (“NOL”) as of December 31, 2024 (dollars in millions):

2024
NOL with no expiration and with no valuation allowance	$2,845
NOL with a full valuation allowance	591
NOL with no expiration and a partial valuation allowance	463
NOL with expiration date of 2034 and no valuation allowance	—
Total net operating loss carryforwards	$3,899
These net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, are not expected to be lost, due to the application of tax planning strategies that management would utilize.
As of December 31, 2024, the Company had foreign tax credit carryforwards of $220 million related to the U.S. and Ireland. The earliest year of expiration on the U.S. foreign tax credits is 2033. The U.S. credits are expected to be utilized in the ordinary course of business to offset U.S. tax liabilities. The Ireland foreign tax credit of $23 million has a full valuation allowance.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. U.S. audit periods remain open for refund claims for 2018-2020 and for years beginning after 2020. The Company is also subject to audit by state and foreign jurisdictions for years 2019 and thereafter, with a few exceptions.
As of December 31, 2024, the Company’s total amount of unrecognized tax benefits is $33 million all of which would affect the effective tax rate, if recognized. Management believes it is reasonably possible that the unrecognized tax benefit could decrease by up to $6 million over the next 12 months if statues expire.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 is as follows (dollars in millions):

	Total Unrecognized Tax Benefits
	2024	2023	2022
Beginning balance, January 1	$33	$36	$34
Additions for tax positions of prior years	2	9	3
Reductions for tax positions of prior years	(9)	(15)	(4)
Additions for tax positions of current year	7	3	3
Ending balance, December 31	$33	$33	$36
The Company recognized minimal interest expense (benefit) associated with uncertain tax positions in 2024, 2023 and 2022. As of December 31, 2024 and 2023, the Company had $3 million and $3 million of accrued interest related to unrecognized tax benefits. There are no penalties accrued as of December 31, 2024 or 2023.
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
The Company also provides select health care and life insurance benefits for certain retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. New employees hired in the U.S. are not eligible for retiree health care benefits. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits. Over funded and underfunded plans are recognized in other assets and other liabilities, respectively.
A December 31 measurement date is used for all of the defined benefit and postretirement plans. The status of these plans as of December 31, 2024 and 2023 is summarized below (dollars in millions):

	December 31,
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$236	$214	$63	$60
Service cost	14	14	2	2
Interest cost	11	10	3	3
Participant contributions	—	—	1	—
Actuarial (gains) losses	3	10	(4)	—
Benefits paid	(22)	(13)	(3)	(2)
Foreign exchange translations and other adjustments	(3)	1	—	—
Benefit obligation at end of year	$239	$236	$62	$63

	December 31,
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Change in plan assets:
Fair value of plan assets at beginning of year	$180	$158	$—	$—
Actual return on plan assets	19	17	—	—
Employer contributions	19	18	2	2
Participant contributions	—	—	1	—
Benefits paid	(22)	(13)	(3)	(2)
Fair value of plan assets at end of year	$196	$180	$—	$—
Funded status at end of year	$(43)	$(56)	$(62)	$(63)

	December 31,
	Qualified Plans		Non-Qualified Plans (1)		Total
	2024	2023	2024	2023	2024	2023
Aggregate fair value of plan assets	$196	$180	$—	$—	$196	$180
Aggregate projected benefit obligations	163	156	76	80	239	236
Over (under) funded	$33	$24	$(76)	$(80)	$(43)	$(56)
(1)For non-qualified plans, there are no required funding levels.

	December 31,
	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Amounts recognized in accumulated other comprehensive income (loss):
Net actuarial (gain) loss	$32	$41	$(3)	$1
Net prior service cost (credit)	—	—	(3)	(5)
Total	$32	$41	$(6)	$(4)
The following table presents information for pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2024 and 2023 (dollars in millions):

	2024	2023
Projected benefit obligation	$78	$81
Fair value of plan assets	—	—
The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2024 and 2023 (dollars in millions):

	2024	2023
Accumulated benefit obligation	$68	$74
Fair value of plan assets	—	—
The components of net periodic benefit cost, included in other operating expenses on the consolidated statements of income, and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows (dollars in millions):

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Net periodic benefit cost:
Service cost	$14	$14	$17	$2	$2	$3
Interest cost	11	10	6	3	3	2
Expected return on plan assets	(12)	(11)	(12)	—	—	—
Amortization of net actuarial losses	2	2	3	—	—	1
Amortization of prior service cost (credit)	—	—	—	(2)	(2)	(2)
Settlements	4	—	—	—	—	—
Net periodic benefit cost	19	15	14	3	3	4

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gains) losses	(7)	3	(9)	(4)	1	(20)
Amortization of net actuarial (losses)	(2)	(2)	(3)	—	—	(1)
Amortization of prior service (cost) credit	—	—	—	2	2	2
Prior service cost (credit)	—	—	—	—	—	1
Foreign exchange translations and other adjustments	—	—	—	—	—	—
Total recognized in other comprehensive income (loss)	(9)	1	(12)	(2)	3	(18)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$10	$16	$2	$1	$6	$(14)
The Company has met the minimum funding requirements for its qualified pension plans and is not required to contribute to the qualified pension plans during 2025. The Company has not determined whether, and to what extent, contributions may be made to the qualified pension plans in 2025. During 2025, the Company expects to contribute $4 million and $3 million to its non-qualified pension plans and other benefit plans, respectively.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in millions):

	Pension Benefits	Other Benefits
2025	$20	$3
2026	18	3
2027	18	4
2028	20	4
2029	19	4
2030-2034	111	20
Assumptions
The weighted average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Benefit obligation
Discount rate	5.33%	4.78%	5.00%	5.47%	4.79%	4.99%
Rate of compensation increase	4.55%	4.71%	4.96%	n/a	n/a	n/a
Net periodic benefit cost
Discount rate	4.78%	5.01%	2.65%	4.79%	4.99%	2.76%
Expected long-term rate of return on plan assets	7.00%	7.00%	6.50%	n/a	n/a	n/a
Rate of compensation increase	4.71%	4.97%	4.75%	n/a	n/a	n/a
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
The assumed health care cost trend rates used in measuring the accumulated non-pension postretirement benefit obligation were as follows:

	As of December 31,
	2024	2023
Health care cost trend rates assumed for next year	6.90%	6.50%
Ultimate cost trend rate	4.50%	4.50%
Year ultimate trend is reached	2032	2028
Plan Assets
The Company’s overall investment strategy is to allocate 100% of investments for long-term growth. Target allocations of U.S. qualified pension plan assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets were 75.5% equity and alternative securities and 24.5% debt securities for 2024 and 2023. The Company’s plan assets are invested in mutual funds and exchange traded funds. The mutual funds and exchange traded funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.
The fair values of the Company’s qualified pension plan assets as of December 31, 2024 and 2023 are summarized below (dollars in millions):

	December 31, 2024
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds (1)	$131	$131	$—	$—
Exchange Traded Funds (2)	65	65	—	—
Cash	—	—	—	—
Total	$196	$196	$—	$—
(1)Mutual funds were invested 18% in U.S. equity funds, 53% in U.S. fixed income funds, 15% in non-U.S. equity funds and 14% in other.
(2)Exchange traded funds were invested 24% in U.S. equity funds and 76% in U.S. fixed income funds.

	December 31, 2023
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds (3)	$154	$154	$—	$—
Exchange Traded Funds (4)	10	10	—	—
Cash	16	16	—	—
Total	$180	$180	$—	$—
(3)Mutual funds were invested 23% in U.S. equity funds, 36% in U.S. fixed income funds, 25% in non-U.S. equity funds and 16% in other.
(4)Exchange traded funds were invested 100% in U.S. equity funds.
As of December 31, 2024 and 2023, the Company classified all of its qualified pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 13 – “Fair Value of Asset and Liabilities” for additional information on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of RGA also sponsor savings and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans were $30 million, $27 million and $23 million in 2024, 2023 and 2022, respectively.

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

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	2024	2023	2024	2023	2022
RGA Americas Reinsurance Company, Ltd.	$5,466	$4,304	$686	$657	$(441)
RGA Life and Annuity Insurance Company	3,253	3,206	122	157	5
RGA Reinsurance Company	2,307	2,437	(3)	483	(332)
RGA Reinsurance Company (Barbados) Ltd.	2,200	1,621	275	133	(143)
RGA Life Reinsurance Company of Canada	1,447	1,303	36	38	(7)
RGA International Reinsurance Company Dac	781	718	20	21	44
RGA Worldwide Reinsurance Company, Ltd.	688	641	41	64	8
RGA Reinsurance Company of Australia Limited	445	456	14	52	(67)
RGA Global Reinsurance Company, Ltd.	447	561	(43)	(22)	—
Rockwood Reinsurance Company	420	93	104	(883)	90
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

A reconciliation of the surplus between NAIC SAP and practices prescribed by the state of domicile is shown below (dollars in millions):

	December 31,
	2024	2023
Prescribed practice – surplus	$549	$340
Prescribed practice – letters of credit	(380)	(426)
Surplus (deficit) – NAIC SAP	$169	$(86)
RGA Life and Annuity and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12 month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. Aurora National is subject to California statutory provisions that are identical to those imposed by Missouri regarding the ability of Aurora National to pay dividends to RGA Reinsurance. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2024, RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $231 million. Any dividends paid by RGA Reinsurance would be paid to RGA Life and Annuity, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA.
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
Note 17    COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of December 31, 2024 and 2023, are presented in the following table (dollars in millions):

	2024	2023
Limited partnerships and real estate joint ventures	$1,103	$1,058
Mortgage loans	81	137
Bank loans and private placements	1,950	810
Lifetime mortgages	103	53
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for current expected credit losses associated with unfunded commitments as of December 31, 2024 and 2023.

Funding Agreements
Federal Home Loan Bank (“FHLB”) of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2024 and 2023, the Company had $1.3 billion and $1.1 billion, respectively, of FHLB funding agreements outstanding. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s Funding Agreement Backed Notes (“FABN”) program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of December 31, 2024 and 2023, the Company had $3.2 billion and $1.3 billion of FABN agreements outstanding, which are included within interest-sensitive contract liabilities. In January 2025, the Company issued additional FABN agreements totaling $600 million.
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
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third-party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right to use asset and lease obligation. As of December 31, 2024, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of December 31, 2024 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	1,874
2036	2,349
2037	5,100
2038	1,750
2039	8,751
2041	720
2046	3,000
2049	4,750
Support Agreements
The Company, the obligor, is a party to a capital maintenance agreement with its subsidiary, RGA Life and Annuity, the beneficiary. Under this agreement, the obligor guarantees for specified periods of time that the beneficiary will meet specified capital and surplus levels. The Company anticipates that in the event this arrangement places demand on it, there will be sufficient liquidity and capital to meet such demand.
Note 18     FINANCING ACTIVITIES
Long-Term Debt
The Company’s long-term debt consists of the following as of December 31, 2024 and 2023 (dollars in millions):

	2024	2023
$400 million 3.95% Senior Notes due 2026	$400	$400
$600 million 3.90% Senior Notes due 2029	599	599
$600 million 3.15% Senior Notes due 2030	598	598
$400 million 6.00% Senior Notes due 2033	399	399
$650 million 5.75% Senior Notes due 2034	646	—
$100 million 4.09% Promissory Note due 2039	70	74
$500 million 7.125% Surplus Notes due 2043	450	475
$500 million 4.00% Surplus Notes due 2051	500	500
$700 million 7.125% Fixed-Rate Reset Subordinated Debentures due 2052	700	700
$400 million 5.75% Fixed-to-Floating Subordinated Debentures due 2056	400	400
$400 million Variable Rate Junior Subordinated Debentures due 2065	319	319
Subtotal	5,081	4,464
Unamortized issuance costs	(39)	(37)
Long-term Debt	$5,042	$4,427
RGA has entered into an interest rate swap on its Variable Rate Junior Subordinated Debentures that effectively fixes the interest rate on these securities at 4.82% until December 2037.
On May 13, 2024, the Company issued 5.75% fixed rate Senior Notes due 2034 with a face amount of $650 million, which will be used for general corporate purposes. Capitalized issuance costs were $6 million.
On June 8, 2023, the Company issued 6.00% fixed rate Senior Notes due 2033 with a face amount of $400 million, which was used to repay upon maturity the $400 million 4.70% Senior Notes that matured on September 15, 2023. Capitalized issuance costs were $4 million.
On March 23, 2023, Chesterfield Reinsurance Company, a subsidiary of RGA, issued 7.125% Surplus Notes due 2043, with a face amount of $500 million. Capitalized issue costs were $6 million. The loan is expected to be repaid over the term of the loan based on available funds and regulatory approval. As of December 31, 2024, the amount outstanding is $450 million.
On March 13, 2023, the Company entered into a new syndicated revolving credit facility with a five year term and an overall capacity of $850 million, replacing its existing $850 million syndicated revolving credit facility, which was scheduled to mature in August 2023. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness. As of December 31, 2024 and 2023, the Company had $5,081 million and $4,464 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2024 and 2023, the average interest rate on long-term debt outstanding was 5.16% and 5.09%, respectively.
The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Future principal payments due on long-term debt, excluding discounts, as of December 31, 2024, were as follows (dollars in millions):

	Calendar Year
	2025	2026	2027	2028	2029	Thereafter
Long-term debt	$4	$404	$4	$4	$604	$4,071

Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2024 and 2023, there were approximately $126 million and $54 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the UK. As of December 31, 2024 and 2023, $1.1 billion and $728 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.
The Company maintains four committed credit facilities, a syndicated revolving credit facility and eight uncommitted letter of credit facilities. The committed credit facilities have a combined capacity of $950 million while the syndicated revolving credit facility is for $850 million and the remaining letter of credit facilities have a capacity of $1.5 billion. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The Company’s subsidiaries, RGA Reinsurance and RGA Americas, maintain a $200 million committed facility to provide contingent capital to RGA Reinsurance and RGA Americas. The following table provides additional information on the Company’s existing committed credit facilities as of December 31, 2024 and 2023 (dollars in millions):

		Amount Utilized (1) December 31,
Current Capacity	Maturity Date	2024	2023	Basis of Fees
$100	May 2025	$99	$60	Fixed
150	April 2027	112	97	Fixed
200	August 2027	200	29	Fixed
850	March 2028	—	—	Credit rating
500	November 2028	294	99	Credit rating and utilization %
(1)Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.
Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace. Total fees expensed associated with the Company’s letters of credit were $10 million, $6 million and $11 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in policy acquisition costs and other insurance expenses.
Note 19     SEGMENT INFORMATION
Segments
The Company has nine geographic-based and business-based operational segments including a Corporate and Other segment. Geographic-based operations are further segmented into traditional and financial solutions businesses. The Company’s geographic based segments are U.S. and Latin America; Canada, Europe Middle East and Africa, and Asia Pacific.
Traditional reinsurance includes individual and group life and health, disability, long-term care and critical illness reinsurance. Financial Solutions includes asset-intensive reinsurance, longevity reinsurance, stable value products, pension risk transfer transactions and capital solutions products.
The Corporate and Other revenues primarily include investment income from unallocated invested assets and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated corporate overhead and executive costs, interest expense related to debt and service business expenses. Additionally, Corporate and Other includes results from the Company’s Funding Agreement Backed Notes (“FABN”) program.
Segment Accounting Policies
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
There are no intersegment reinsurance transactions or revenues, and the Company does not have any material long-lived assets.
No individual client generated 10% or more of the Company’s total gross premiums and other revenues on a consolidated basis in 2024, 2023 and 2022. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Financial Measures
The Company segment measure of profit or loss is adjusted operating income (loss) before income taxes. Adjusted operating income before income taxes does not equate to “Income (loss) before income taxes” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s chief operating decision maker to evaluate segment performance and allocate resources and, consistent with authoritative guidance, is the measure of segment performance presented below. Adjusted operating income (loss) before income taxes is calculated as income before income taxes excluding, as applicable:
•Substantially all of the effect of net investment related gains and losses;
•Changes in the fair value of embedded derivatives;
•Changes in the fair value of contracts that provide market risk benefits;
•Non-economic losses at contract inception for direct pension risk transfer single premium business (which are amortized into adjusted operating income within claims and other policy benefits over the estimated lives of the contracts);
•Any net gain or loss from discontinued operations;
•The cumulative effect of any accounting changes;
•The impact of certain tax related items; and
•Any other items the Company believes are not indicative of the Company’s ongoing operations.
The Company’s significant expenses are (1) adjusted claims and other policy benefits which exclude the non-economic losses at contract inception for direct pension risk transfer single premium business, (2) future policy benefits remeasurement gains and losses, (3) adjusted interest credited, which excludes the change in fair value of embedded derivatives associated with equity-indexed annuities and (4) interest expense.
The Company’s chief operating decision maker is the President and Chief Executive Officer (“CEO”). The CEO uses segment adjusted operating income before income taxes to allocate resources (including employees and financial and capital resources) for each segment including consideration of future performance. The CEO considers performance on a monthly basis for segment adjusted operating income before income taxes when making decisions about allocating capital, personnel, evaluating market opportunities and future growth. The CEO also uses segment adjusted operating income before income taxes to assess the performance for each segment and for evaluating compensation of certain employees.
The following tables summarizes the Company’s reportable segment revenues, significant expenses, measure of profit and loss and reconciliations to the Company’s consolidated totals (dollars in millions):

For the year ended December 31, 2024:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$8,429	$4,492	$1,557	$331	$2,125	$1,013	$3,297	$957	$587	$22,788
Reconciliation of revenues:
Investment and derivative gains (losses)										(897)
Change in fair value of funds withheld embedded derivatives										116
Funds withheld gains (losses) – investment income										(3)
Investment income (loss) on unit-linked variable annuities										(3)
Other revenues (1)										106
Total consolidated revenues										$22,107
Less significant expenses (2):
Adjusted claims and other policy benefits	6,846	3,187	1,194	307	1,805	562	2,582	308	—
Future policy benefits remeasurement (gains) losses	(109)	1	(11)	—	48	3	34	2	—
Adjusted interest credited	119	519	1	—	—	30	—	256	150
Interest expense	—	—	—	—	—	—	—	—	303
Other expenses (3)	1,048	459	239	(2)	242	73	399	136	305
Adjusted operating income (loss) before income taxes	$525	$326	$134	$26	$30	$345	$282	$255	$(171)	$1,752
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(897)
Market risk benefits remeasurement gains (losses)										44
Change in fair value of funds withheld embedded derivatives										116
Funds withheld gains (losses) – investment income										(3)
EIA embedded derivatives – interest credited										(15)
Investment income (loss) on unit-linked variable annuities										(3)
Interest credited on unit-linked variable annuities										3
Interest expense on uncertain tax positions										(1)
Other reconciling items (4)										(16)
Income before income taxes per consolidated statements of income										$980
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

As of December 31, 2024:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions
Segment assets (1)(2)	$27,190	$29,768	$5,069	$5,240	$5,029	$7,826	$10,488	$21,184	$6,881	$118,675
(1)Capital expenditures of each reporting segment were immaterial.
(2)Asia Pacific total assets include $15.9 billion of assets from the Company’s Japan operations.

For the year ended December 31, 2023:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$7,818	$2,879	$1,472	$106	$1,866	$694	$3,050	$749	$441	$19,075
Reconciliation of revenues:
Investment and derivative gains (losses)										(360)
Change in fair value of funds withheld embedded derivatives										(163)
Funds withheld gains (losses) – investment income										5
Investment income (loss) on unit-linked variable annuities										(1)
Other revenues (1)										11
Total consolidated revenues										$18,567
Less significant expenses (2):
Adjusted claims and other policy benefits	6,429	1,646	1,130	78	1,622	363	2,340	230	—
Future policy benefits remeasurement (gains) losses	74	(29)	22	(30)	48	(89)	(56)	(2)	—
Adjusted interest credited	75	531	1	—	—	—	—	203	61
Interest expense	—	—	—	—	—	—	—	—	257
Other expenses (3)	927	280	228	6	216	65	393	106	251
Adjusted operating income (loss) before income taxes	$313	$451	$91	$52	$(20)	$355	$373	$212	$(128)	$1,699
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(360)
Market risk benefits remeasurement gains (losses)										10
Change in fair value of funds withheld embedded derivatives										(163)
Funds withheld gains (losses) – investment income										5
EIA embedded derivatives – interest credited										6
Investment income (loss) on unit-linked variable annuities										(1)
Interest credited on unit-linked variable annuities										1
Interest expense on uncertain tax positions										—
Other reconciling items (4)										(37)
Income before income taxes per consolidated statements of income										$1,160
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

As of December 31, 2023:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions
Segment assets (1)(2)	$24,320	$28,385	$5,111	$219	$4,334	$5,656	$9,925	$14,680	$4,993	$97,623
(1)Capital expenditures of each reporting segment were immaterial.
(2)Asia Pacific total assets include $11.9 billion of assets from the Company’s Japan operations.

For the year ended December 31, 2022:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$7,517	$1,392	$1,479	$110	$1,818	$712	$2,882	$590	$293	$16,793
Reconciliation of revenues:
Investment and derivative gains (losses)										(425)
Change in fair value of funds withheld embedded derivatives										(173)
Funds withheld gains (losses) – investment income										(24)
Investment income (loss) on unit-linked variable annuities										(24)
Other revenues (1)										80
Total consolidated revenues										$16,227
Less significant expenses (2):
Adjusted claims and other policy benefits	6,133	205	1,129	86	1,586	428	2,192	223	—
Future policy benefits remeasurement (gains) losses	262	(28)	(2)	(12)	(15)	(21)	100	7	—
Adjusted interest credited	69	539	—	—	—	—	—	119	32
Interest expense	—	—	—	—	—	—	—	—	191
Other expenses (3)	906	228	244	5	201	61	396	80	232
Adjusted operating income (loss) before income taxes	$147	$448	$108	$31	$46	$244	$194	$161	$(162)	$1,217
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(425)
Market risk benefits remeasurement gains (losses)										(10)
Change in fair value of funds withheld embedded derivatives										(173)
Funds withheld gains (losses) – investment income										(24)
EIA embedded derivatives – interest credited										53
Investment income (loss) on unit-linked variable annuities										(24)
Interest credited on unit-linked variable annuities										24
Interest expense on uncertain tax positions										—
Other reconciling items (4)										80
Income before income taxes per consolidated statements of income										$718
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

As of December 31, 2022:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions
Segment assets (1)(2)	$22,612	$25,203	$4,826	$177	$3,652	$5,215	$9,254	$12,023	$1,942	$84,904
(1)Capital expenditures of each reporting segment were immaterial.
(2)Asia Pacific total assets include $10.1 billion of assets from the Company’s Japan operations.

Note 20   EQUITY
Common Stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods presented:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2021	85,310,598	18,139,868	67,170,730
Common Stock acquired	—	599,254	(599,254)
Stock-based compensation (1)	—	(104,732)	104,732
Balance, December 31, 2022	85,310,598	18,634,390	66,676,208
Common Stock acquired	—	1,372,131	(1,372,131)
Stock-based compensation (1)	—	(316,636)	316,636
Balance, December 31, 2023	85,310,598	19,689,885	65,620,713
Common Stock acquired	—	—	—
Stock-based compensation (1)	—	(251,549)	251,549
Balance, December 31, 2024	85,310,598	19,438,336	65,872,262
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
The following table summarizes the Company’s share repurchase activity under the share repurchase programs for the years ended December 31, 2024 and 2023 (dollar amounts in millions, except for the number of shares and per share amounts):

Year of Repurchase	Shares Repurchased	Amount Paid	Average Per Share
2024	—	$—	$—
2023	1,372,131	$200	$145.76
On January 23, 2024, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date.
Noncontrolling Interest
In 2022, Papara Financing LLC (“Papara”), a subsidiary of RGA Reinsurance, issued nonconvertible preferred interests to an unaffiliated third party. The membership interests in Papara consist of (1) common interests, which are held by RGA Reinsurance and (2) preferred interests. The preferred interests total $90 million. The preferred interests are included in noncontrolling interest, and net income attributable to noncontrolling interest was $7 million for the year ended December 31, 2024.

Other Comprehensive Income (Loss)
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 (dollars in millions):
For the year ended December 31, 2024:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(185)	$(5)	$(190)
Foreign currency swap	129	(27)	102
Net foreign currency translation adjustments	(56)	(32)	(88)
Unrealized gains on investments: (1)
Unrealized net holding losses arising during the year	(1,667)	326	(1,341)
Less: Reclassification adjustment for net losses realized in net income	(633)	150	(483)
Net unrealized losses	(1,034)	176	(858)

Effect of updating discount rates on future policy benefits	2,742	(586)	2,156
Change in instrument-specific credit risk for market risk benefits	(1)	—	(1)
Unrealized gains (losses) related to pension and postretirement benefits:
Net prior service cost arising during the year	(2)	—	(2)
Net gain (loss) arising during the year	13	(2)	11
Net unrealized gains (losses) related to pension and postretirement benefits	11	(2)	9
Other comprehensive income (loss)	$1,662	$(444)	$1,218
For the year ended December 31, 2023:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$224	$(26)	$198
Foreign currency swap	(18)	4	(14)
Net foreign currency translation adjustments	206	(22)	184
Unrealized losses on investments: (1)
Unrealized net holding gains arising during the year	2,050	(401)	1,649
Less: Reclassification adjustment for net gains realized in net income	(228)	48	(180)
Net unrealized losses	2,278	(449)	1,829

Effect of updating discount rates on future policy benefits	(660)	161	(499)
Change in instrument-specific credit risk for market risk benefits	(13)	3	(10)
Unrealized gains (losses) related to pension and postretirement benefits:
Net prior service cost arising during the year	(1)	1	—
Net gain (loss) arising during the year	(3)	1	(2)
Net unrealized gains (losses) related to pension and postretirement benefits	(4)	2	(2)
Other comprehensive income (loss)	$1,807	$(305)	$1,502
For the year ended December 31, 2022:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(131)	$(22)	$(153)
Foreign currency swap	64	(13)	51
Net foreign currency translation adjustments	(67)	(35)	(102)
Unrealized losses on investments: (1)
Unrealized net holding losses arising during the year	(12,036)	2,582	(9,454)
Less: Reclassification adjustment for net losses realized in net income	(218)	40	(178)
Net unrealized losses	(11,818)	2,542	(9,276)

Effect of updating discount rates on future policy benefits	10,188	(2,224)	7,964
Change in instrument-specific credit risk for market risk benefits	25	(5)	20
Unrealized gains (losses) related to pension and postretirement benefits:
Net prior service cost arising during the year	(3)	1	(2)
Net gain arising during the year	33	(8)	25
Net unrealized gains (losses) related to pension and postretirement benefits	30	(7)	23
Other comprehensive income (loss)	$(1,642)	$271	$(1,371)
(1)Includes cash flow hedges. See Note 12 for additional information on cash flow hedges.

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in millions):

For the years ended December 31,	2024	2023	2022
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$(758)	$2,289	$(11,632)
Other investments (1)	(276)	(11)	(186)
Net unrealized appreciation (depreciation)	$(1,034)	$2,278	$(11,818)
(1)Includes cash flow hedges. See Note 12 for additional information on cash flow hedges.
The balance of and changes in each component of AOCI were as follows (dollars in millions):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$(13)	$3,779	$(50)	$(4,209)	$(7)	(500)
OCI before reclassifications	(67)	(12,045)	28	10,188	25	(1,871)
Amounts reclassified from AOCI	—	227	2	—	—	229
Deferred income tax benefit (expense)	(35)	2,542	(7)	(2,224)	(5)	271
Balance, December 31, 2022	(115)	(5,497)	(27)	3,755	13	(1,871)
OCI before reclassifications	206	2,037	(4)	(660)	(13)	1,566
Amounts reclassified from AOCI	—	241	—	—	—	241
Deferred income tax benefit (expense)	(22)	(449)	2	161	3	(305)
Balance, December 31, 2023	69	(3,668)	(29)	3,256	3	(369)
OCI before reclassifications	(56)	(1,718)	11	2,742	(1)	978
Amounts reclassified from AOCI	—	684	—	—	—	684
Deferred income tax benefit (expense)	(32)	176	(2)	(586)	—	(444)
Balance, December 31, 2024	$(19)	$(4,526)	$(20)	$5,412	$2	$849
(1)Includes cash flow hedges of $(495), $(218) and $(205) as of December 31, 2024, 2023 and 2022, respectively. See Note 12 for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the years ended December 31, 2024 and 2023 (dollars in millions):

	Amount Reclassified from AOCI
Details about AOCI Components	2024	2023	Affected Line Item in Statement of Income
Net unrealized investment gains (losses):
Net unrealized gains and losses on available-for-sale securities	$(633)	$(228)	Investment related gains (losses), net
Cash flow hedges – Interest rate	—	10	(1)
Cash flow hedges – Foreign currency	(51)	(23)	(1)
Total	(684)	(241)
Provision for income taxes	161	52
Net unrealized gains (losses), net of tax	$(523)	$(189)

Amortization of defined benefit plan items:
Prior service (cost) credit	$2	$2	(2)
Actuarial gains (losses)	(2)	(2)	(2)
Total	—	—
Provision for income taxes	—	—
Amortization of defined benefit plans, net of tax	$—	$—

Total reclassifications for the period	$(523)	$(189)
(1)See Note 12 for information on cash flow hedges.
(2)See Note 15 for information on employee benefit plans.

Long-term Incentive Compensation
The Company adopted the RGA Flexible Stock Plan in February 1993, as amended, the Flexible Stock Plan for Directors in January 1997, as amended, and the Phantom Stock Plan for Directors in January 1997, as amended (collectively, the “Plans”). The Plans provide for the award of benefits of various types of long-term incentive compensation, including cash and equity based awards.
Equity based awards include stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other equity based awards to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2024, shares authorized for the granting of benefits under the RGA Flexible Stock Plan, the Flexible Stock Plan for Directors and the Phantom Stock Plan for Directors totaled 16,460,077, 307,500 and 155,000, respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its Plans.
The Company recognized equity based compensation expense of $60 million, $46 million and $45 million in 2024, 2023 and 2022, respectively, related to equity based awards under the Plans, primarily due to performance shares, stock appreciation rights and restricted stock.
In general, equity based awards granted under the Plans become exercisable over vesting periods ranging from one to four years. SARs are generally granted with a conversion price equal to the stock’s fair value at the date of grant and expire 10 years after the date of grant. There were no stock options outstanding issued to the Company’s directors under the Flexible Stock Plan during the periods presented. Information with respect to grants under the Plans are as follows.
Stock Options and Stock Appreciation Rights
The following table presents a summary of options and SARs activity:

	Number of Options and SARs	Weighted-Average Exercise/Conversion Price	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	1,870,582	$118.70
Granted	115,394	$187.92
Exercised	(413,798)	$107.29
Forfeited	(11,785)	$145.26
Outstanding as of December 31, 2024	1,560,393	$126.67	$136
Awards exercisable	1,364,619	$123.61	$123
The intrinsic value of awards exercised was $39 million, $27 million, and $16 million for 2024, 2023 and 2022, respectively.

	Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/2024	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/2024	Weighted-Average Exercise Price
$90.00 – $109.99	429,937	4.2	$99.93	369,545	$98.86
$110.00 – $129.99	629,326	5.0	$122.74	629,326	$122.74
$130.00 – $149.99	270,809	5.9	$142.30	211,351	$143.42
$150.00 +	230,321	6.1	$168.93	154,397	$159.30
Totals	1,560,393	5.1	$126.67	1,364,619	$123.61
The following table presents the weighted-average assumptions used to determine the fair value of SARs granted:

For the years ended December 31,	2024	2023	2022
Dividend yield	1.84%	2.31%	2.74%
Risk-free rate of return	4.33%	4.15%	2.41%
Expected volatility	38.3%	37.1%	36.0%
Expected life (in years)	6.0	6.3	6.3
Weighted-average exercise price of stock options granted	$185.28	$138.34	$106.53
Weighted-average fair value of stock options granted	$67.95	$47.20	$30.55
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

Performance Shares
Performance Shares are units that, if vested, are multiplied by a performance factor to produce a number of final shares that are paid in the Company’s common stock. Each unit represents the right to receive up to two shares of the Company’s common stock, depending on the results of certain performance measures. Compensation expense related to Performance Shares is recognized ratably over the requisite performance period.
Restricted Stock Units
In general, restricted stock units (“RSUs”) become payable at the end of a three year vesting period. Each RSU, if vested, represents the right to receive one share of Company common stock. RSUs generally do not have a strike price and are included in the Company’s shares outstanding.
The following table presents a summary of Performance Units and Restricted Stock Units activity:

	Performance Units (1)	Restricted Stock Units
Outstanding as of December 31, 2023	359,551	417,306
Granted	116,883	95,566
Paid	(100,158)	(102,632)
Forfeited	(13,814)	(15,841)
Outstanding as of December 31, 2024	362,462	394,399
(1)Performance Unit amounts above represent the number of Performance Units to be issued at target performance and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2024, the performance period for the 2022 – 2024 Performance Share grants was completed, but the performance factor had not yet been determined. Included in the above table are 74,536 outstanding Performance Units to which the 2022 – 2024 performance factor will be applied.
During 2024, the Company granted 116,883 Performance Shares at a weighted-average fair value per unit of $185.28.
As of December 31, 2024, the total compensation cost of non-vested awards not yet recognized in the financial statements was $33 million. It is estimated that these costs will vest over a weighted-average period of 0.5 years.
The majority of the awards granted each year under the Plans are made in the first quarter of each year.
Note 21   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Years Ended December 31,
(in millions, except per share data)	Three Months Ended
2024	March 31,	June 30,	September 30,	December 31,
Total Revenues	$6,337	$4,878	$5,651	$5,241
Total benefits and expenses	6,065	4,609	5,437	5,016
Income before income taxes	272	269	214	225
Net Income	212	204	158	150
Earnings Per Share:
Basic earnings per share	$3.20	$3.07	$2.37	$2.26
Diluted earnings per share	3.16	3.03	2.33	2.22
2023	March 31,	June 30,	September 30,	December 31,
Total Revenues	$4,251	$4,156	$5,153	$5,007
Total benefits and expenses	3,900	3,891	4,773	4,843
Income before income taxes	351	265	380	164
Net Income	253	207	289	160
Earnings Per Share:
Basic earnings per share	$3.77	$3.09	$4.34	$2.40
Diluted earnings per share	3.72	3.05	4.29	2.37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Premiums receivable and other reinsurance balances – Refer to Note 2 to the financial statements
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
Fair Value – Level 3 Fixed Maturity Securities – Refer to Note 13 to the financial statements
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
February 21, 2025

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2024 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2024.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
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

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 21, 2025

Item 9B.         OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

Part III
Item 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be found in the Proxy Statement under the captions “Board of Directors and Corporate Governance” and “Stock Ownership” and is incorporated herein by reference.
Executive Officers
The following is certain additional information concerning each individual who is an executive officer of the Company.
Axel André, 49, is Executive Vice President, Chief Financial Officer of the Company. He is a member of the Company’s Executive Committee. Prior to joining RGA in 2024 he served as Executive Vice President and Chief Financial Officer of American Equity Investment Life Holding Company from September 2021 until May 2024. He was Executive Vice President and Chief Financial Officer of Jackson Financial Inc. from February 2020 until February 2021. Mr. André served in various roles at AIG Life & Retirement (now Corebridge Financial) from 2013 until 2020 and was previously Managing Director, Global Insurance Strategies at Goldman, Sachs & Co. He received a M.Sci from Imperial College (University of London) and a PhD in Physics from Harvard University.
Leslie Barbi, 58, is Executive Vice President, Chief Investment Officer of the Company. She is also a member of the Company’s Executive Committee. Prior to joining RGA in 2020, Ms. Barbi served as Executive Officer – Senior Vice President, Head of Public Investments for Northwestern Mutual Life Insurance Company. Prior to that, she was the Senior Managing Director, Head of Public Fixed Income at The Guardian Life Insurance Company of America. Earlier in her career, Ms. Barbi held senior positions at Goldman Sachs Asset Management and at Pacific Investment Management Company (PIMCO).
Mark Brooks, 55, is Executive Vice President, Chief Information Officer of the Company. He manages the Company’s global information technology operations and is a member of the Company’s Executive Committee. Mr. Brooks joined RGA in 2023 from Centene Corporation, where he served as Executive Vice President and Chief Technology and Transformation Officer. Prior to Centene, he held a variety of positions at Health Net, Inc., California-based health insurer, including Director of Web Development, Vice President of Applications Development, and Chief Technology Officer. Mr. Brooks started his career at Accenture (formerly Andersen Consulting). He holds a Bachelor of Arts (B.A.) in Economics and Communications from the University of California, Davis, and a Master of Business Administration (MBA) degree from the UC Davis Graduate School of Management.
Tony Cheng, 50, is President and Chief Executive Officer of the Company and is a member of RGA’s Executive Committee. He has been Chief Executive Officer since January 1, 2024, and was named President in January 2023. Prior to this appointment, he served as Executive Vice President, Head of Asia, Australia and EMEA. He joined RGA in 1997 as Chief Actuary of Malaysian Life Reinsurance Group Berhad, the Company’s joint venture with the Life Insurance Association of Malaysia. In 2004, Mr. Cheng was named Chief Executive Officer of the Hong Kong office, responsible for all business activity in Hong Kong and Southeast Asia, and in 2011, was appointed Senior Vice President, Asia, an expanded role incorporating overall management of RGA’s Asia operations. In 2021 Mr. Cheng assumed responsibility for the Company’s Australia and EMEA operations.
John W. Hayden, 58, is Executive Vice President, Controller. Mr. Hayden joined the Company in 2000 and held the position of Vice President, SEC Reporting and Investor Relations prior to his current role. Before coming to RGA, Mr. Hayden served in a finance position at General American Life Insurance Company and prior to that position, he was a senior manager at KPMG LLP, in the financial services audit practice, specializing in the insurance industry. Mr. Hayden also serves as a director and officer of several RGA subsidiaries.
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

Ray Kleeman, 52, is Executive Vice President, Chief Human Resources Officer, responsible for all of RGA’s global human resource strategies, including organization design, workforce and succession planning, talent acquisition and development, compensation and benefits, diversity and inclusion, and change management. He is also a member of the Company’s Executive Committee. He joined RGA in April 2022 and was previously Senior Vice President, Human Resources at Centene Corporation. Previously, Mr. Kleeman held several global positions with Monsanto Company, Express Scripts, Amgen, and Pfizer. He has a Master of Science (M.S.) and a Ph.D. in organizational psychology, both from Saint Louis University.
Arthur Ozeki, 62, is Executive Vice President, Head of Asia Pacific of the RGA Reinsurance Company, responsible for RGA’s operations across the Asia Pacific region. He is also a member of the Company’s Executive Committee. He joined RGA in 2016 as Senior Vice President and Chief Executive Officer, Japan Branch and subsequently took on other regional responsibilities, before assuming his current role in 2021. Prior to joining RGA, he was Senior Managing Director and Country Head of Japan for Macquarie Capital Securities, and also served on several boards of its infrastructure-related investments. Earlier in his career, Mr. Ozeki held senior positions at J.P. Morgan, UBS Securities Ltd., and Lazard Freres & Co., specializing in cross-border mergers and acquisitions in the automotive, telecommunications, pharmaceutical and financial services industries. He has a Masters of Business Administration from The University of Chicago Graduate School of Business, and a Bachelor of Science in Computer Science and Engineering from the Massachusetts Institute of Technology.
Jonathan Porter, 54, is Executive Vice President and Global Chief Risk Officer. He is also a member of the Company’s Executive Committee. Mr. Porter is responsible for the Company’s global enterprise risk management. Prior to his current role, Mr. Porter previously served in positions of Senior Vice President, Global Analytics and In-Force Management and Chief Pricing Actuary of International Markets. Before joining the Company in 2008, Mr. Porter worked for Manulife Financial as Chief Financial Officer, U.S. Life Insurance. Mr. Porter holds FSA and FCIA designations. Mr. Porter also serves as a director and officer of several RGA subsidiaries.
Simon Wainwright, 61, is Executive Vice President, Head of Europe Middle East & Africa (“EMEA”) and is a member of the Company’ Executive Committee. He joined RGA as Managing Director U.K. and Ireland in 2012, being promoted to Head of EMEA in 2019. Mr. Wainwright joined from HSBC, having held a number of roles over 15 years including CEO Insurance, CEO HSBC Bank Ireland and COO Commercial and Corporate Banking. Mr. Wainwright previously held senior insurance and banking roles at Lloyds Banking Group and Nationwide. Mr. Wainwright is a Fellow of the Chartered Banker Institute.
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
Also available on the Company’s website are the following other items: Corporate Governance Guidelines, Audit Committee charter, Human Capital and Compensation Committee charter, Cybersecurity and Technology Committee charter, Investment Committee charter, Nominating and Governance Committee charter and Risk Committee charter (collectively “Governance Documents”).
The Company will provide without charge upon written or oral request, a copy of any of the Codes of Conduct or Governance Documents. Requests should be directed to Investor Relations, Reinsurance Group of America, Incorporated, 16600 Swingley Ridge Road, Chesterfield, MO 63017, by electronic mail (investrelations@rgare.com) or by telephone (636-736-2068).
In accordance with the Securities Exchange Act of 1934, the Company’s board of directors has established a standing audit committee. The board of directors has determined, in its judgment, that all of the members of the audit committee are independent within the meaning of SEC regulations and the listing standards of the New York Stock Exchange (“NYSE”). The board of directors has determined, in its judgment, that all members of the Audit Committee (Ms. Guinn (chair), Mr. Gauthier, Ms. Rand, Mr. Tran and Mr. Van Wyk) are qualified as audit committee financial experts within the meaning of SEC regulations and the board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The audit committee charter provides that members of the audit committee may not simultaneously serve on the audit committee of more than two other public companies unless such member demonstrates that he or she has the ability to devote the time and attention that are required to serve on multiple audit committees.
Item 11.         EXECUTIVE COMPENSATION
Information on this subject will be found in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” and “Board of Directors and Corporate Governance” and is incorporated herein by reference.
Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Information on this subject will be found in the Proxy Statement under the caption “Stock Ownership” and is incorporated herein by reference.
The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,358,224 (1)	$126.67 (2)(3)	1,047,914 (4)
Equity compensation plans not approved by security holders	—	—	—
Total	2,358,224 (1)	$126.67 (2)(3)	1,047,914 (4)
(1)Includes the number of securities to be issued upon exercises or settlement of stock appreciation rights, restricted units and performance units under the following plans: Flexible Stock Plan – 2,317,254; Flexible Stock Plan for Directors – 0; and Phantom Stock Plan for Directors – 40,970. The number of performance units represents the number of shares that would be issued based on target performance, reduced for cancellations and adjustments, through December 31, 2024. The actual number of shares issued at the end of each performance period will range between 0% and 200% of the target number of units granted, based on a measure of the actual performance of the Company relative to stated goals.
(2)Does not include 362,462 performance units outstanding and 394,399 restricted units outstanding under the Flexible Stock Plan; and 40,970 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e., a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).
(3)Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan.
(4)Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan – 998,220; Flexible Stock Plan for Directors – 38,058; and Phantom Stock Plan for Directors – 11,636.
Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information on this subject will be found in the Proxy Statement under the caption “Board of Directors and Corporate Governance” and is incorporated herein by reference.
Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information on this subject will be found in the Proxy Statement under the caption “Voting Matters” and is incorporated herein by reference.

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

See the Index to Exhibits on page 194.
Item 16.         FORM 10-K SUMMARY
None.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2024
(in millions)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheets (1)
Fixed maturity securities:
United States government and government agencies and authorities	$2,734	$2,464	$2,464
State and political subdivisions	789	693	693
Foreign governments (2)	15,726	14,845	14,845
Public utilities	8,533	7,842	7,842
Mortgage-backed and asset-backed securities	8,953	8,624	8,624
All other corporate bonds	46,172	43,149	43,149
Total fixed maturity securities	$82,907	$77,617	$77,617

Equity securities	$188	$155	$155
Mortgage loans	8,839		8,839
Policy loans	1,321		1,321
Funds withheld at interest	5,436		5,436
Limited partnerships and real estate joint ventures	3,067		3,067
Short-term investments	363		363
Other invested assets	1,242		1,242
Total investments	$103,363		$98,040
(1)Fixed maturity securities are classified as available-for-sale and carried at fair value.
(2)Includes fixed maturity securities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(in millions)

	2024	2023	2022
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$526	$579
Short-term and other investments	12	31
Cash and cash equivalents	125	102
Investment in subsidiaries	14,226	12,031
Loans to subsidiaries	1,010	1,010
Other assets	504	698
Total assets	$16,403	$14,451
Liabilities and stockholders’ equity:
Long-term debt – unaffiliated (1)	$4,111	$3,468
Long-term debt – affiliated	600	600
Other liabilities	876	1,302
Stockholders’ equity	10,816	9,081
Total liabilities and stockholders’ equity	$16,403	$14,451
CONDENSED STATEMENTS OF INCOME
Interest / dividend income (2)	$137	$654	$325
Investment related gains (losses), net	(4)	(1)	2
Operating expenses	(66)	(67)	(53)
Interest expense	(224)	(202)	(183)
Income before income tax and undistributed earnings of subsidiaries	(157)	384	91
Income tax expense (benefit)	(17)	(35)	(22)
Net income before undistributed earnings of subsidiaries	(140)	419	113
Equity in undistributed earnings of subsidiaries	857	483	404
Net income	717	902	517
Other comprehensive income	12	3	19
Total comprehensive income	$729	$905	$536
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
(1)Long-term debt – unaffiliated consists of the following:

	2024	2023
$400 million 3.95% Senior Notes due 2026	$400	$400
$600 million 3.90% Senior Notes due 2029	599	599
$600 million 3.15% Senior Notes due 2030	598	598
$400 million 6.00% Senior Notes due 2033	399	399
$650 million 5.75% Senior Notes due 2034	646	—
$700 million 7.125% Fixed-Rate Reset Subordinated Debentures due 2052	700	700
$400 million 5.75% Fixed-to-Floating Subordinated Debentures due 2056	400	400
$400 million Variable Rate Junior Subordinated Debentures due 2065	399	399
Subtotal	4,141	3,495
Unamortized debt issuance costs	(30)	(27)
Total	$4,111	$3,468

(2)Interest/dividend income includes $0, $520 million and $188 million of cash dividends received from consolidated subsidiaries in 2024, 2023 and 2022, respectively.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)
December 31,
(in millions)

	2024	2023	2022
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$717	$902	$517
Equity in earnings of subsidiaries	(857)	(483)	(404)
Other, net	(194)	(190)	316
Net cash provided by (used in) operating activities	(334)	229	429
Investing activities:
Sales of fixed maturity securities available-for-sale	289	265	177
Purchases of fixed maturity securities available-for-sale	(249)	(273)	(315)
Maturities of fixed maturity securities available-for-sale	13	42	—
Change in short-term investments	15	(15)	—
Change in other invested assets	15	(4)	(1)
Repayments (issuances) of loans to subsidiaries	—	50	(40)
Return of capital from subsidiaries	214	—	—
Capital contributions to subsidiaries	(320)	(51)	(53)
Net cash provided by (used in) investing activities	(23)	14	(232)
Financing activities:
Dividends to stockholders	(229)	(219)	(205)
Purchases of treasury stock	(27)	(227)	(81)
Change in cash collateral for derivative positions	(4)	11	5
Principal payments of long-term debt	—	(400)	(400)
Proceeds from unaffiliated long-term debt issuance, net	640	396	690
Net cash provided by (used in) financing activities	380	(439)	9
Change in cash and cash equivalents	23	(196)	206
Cash and cash equivalents, beginning of period	102	298	92
Cash and cash equivalents, end of period	$125	$102	$298
Supplementary information:
Interest paid	$197	$186	$156
Income taxes paid, net of refunds	$—	$169	$—

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

	As of December 31,
	Deferred Policy Acquisition Costs	Future Policy Benefits and Interest-Sensitive Contract Liabilities	Market Risk Benefits (Assets) Liabilities (1)	Other Policy Claims and Benefits Payable
2024
U.S. and Latin America:
Traditional	$2,986	$16,567	$—	$883
Financial Solutions	506	25,327	206	—
Canada:
Traditional	157	4,411	—	389
Financial Solutions	20	4,545	—	(8)
Europe, Middle East and Africa:
Traditional	354	2,289	—	879
Financial Solutions	—	7,132	—	—
Asia Pacific:
Traditional	1,178	4,193	—	544
Financial Solutions	324	19,886	—	—
Corporate and Other	18	4,113	—	6
Total	$5,543	$88,463	$206	$2,693

2023
U.S. and Latin America:
Traditional	$2,191	$14,875	$—	$909
Financial Solutions	552	24,258	249	25
Canada:
Traditional	173	4,776	—	373
Financial Solutions	—	31	—	5
Europe, Middle East and Africa:
Traditional	347	2,542	—	670
Financial Solutions	—	5,490	—	163
Asia Pacific:
Traditional	1,098	4,255	—	577
Financial Solutions	250	13,288	—	2
Corporate and Other	6	1,989	—	6
Total	$4,617	$71,504	$249	$2,730
(1)Market risk benefits assets and liabilities are presented net.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(in millions)

	Year ended December 31,
	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Market Risk Benefits Remeasurement (Gains) Losses	Amortization of DAC	Other Expenses (1)
2024
U.S. and Latin America:
Traditional	$7,500	$881	$6,856	$—	$174	$873
Financial Solutions	2,986	1,277	3,836	(44)	52	406
Canada:
Traditional	1,291	256	1,184	—	11	226
Financial Solutions	166	147	307	—	—	(2)
Europe, Middle East and Africa:
Traditional	2,002	112	1,853	—	49	203
Financial Solutions	660	317	592	—	—	73
Asia Pacific:
Traditional	3,014	257	2,616	—	58	340
Financial Solutions	224	656	566	—	45	91
Corporate and Other	—	513	148	—	2	612
Total	$17,843	$4,416	$17,958	$(44)	$391	$2,822
2023
U.S. and Latin America:
Traditional	$7,023	$778	$6,578	$—	$145	$782
Financial Solutions	1,521	1,151	2,176	(10)	48	240
Canada:
Traditional	1,215	246	1,153	—	12	218
Financial Solutions	90	4	48	—	—	6
Europe, Middle East and Africa:
Traditional	1,775	91	1,670	—	50	167
Financial Solutions	458	209	273	—	—	65
Asia Pacific:
Traditional	2,785	242	2,284	—	59	335
Financial Solutions	218	486	431	—	33	73
Corporate and Other	—	384	61	—	1	509
Total	$15,085	$3,591	$14,674	$(10)	$348	$2,395
2022
U.S. and Latin America:
Traditional	$6,590	$900	$6,464	$—	$144	$762
Financial Solutions	66	1,059	663	10	58	170
Canada:
Traditional	1,219	250	1,127	—	17	227
Financial Solutions	95	5	74	—	—	5
Europe, Middle East and Africa:
Traditional	1,736	76	1,571	—	38	163
Financial Solutions	486	151	383	—	—	61
Asia Pacific:
Traditional	2,650	199	2,292	—	67	329
Financial Solutions	236	270	349	—	13	67
Corporate and Other	—	251	32	—	—	423
Total	$13,078	$3,161	$12,955	$10	$337	$2,207
(1)Includes policy acquisition costs and other insurance expenses (excluding amortization of DAC), other operating expenses and interest expense.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV—REINSURANCE
(in millions)

	As of or for the Year ended December 31,
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2024
Life reinsurance in force	$863	$71,887	$3,878,640	$3,807,616	101.9%
Premiums
U.S. and Latin America:
Traditional	$14	$175	$7,661	$7,500	102.1%
Financial Solutions	2,905	20	101	2,986	3.4
Canada:
Traditional	—	70	1,361	1,291	105.4
Financial Solutions	—	—	166	166	100.0
Europe, Middle East and Africa:
Traditional	—	24	2,026	2,002	101.2
Financial Solutions	—	267	927	660	140.5
Asia Pacific:
Traditional	—	93	3,107	3,014	103.1
Financial Solutions	—	—	224	224	100.0
Total	$2,919	$649	$15,573	$17,843	87.3
2023
Life reinsurance in force	$924	$69,242	$3,704,061	$3,635,743	101.9%
Premiums
U.S. and Latin America:
Traditional	$29	$195	$7,189	$7,023	102.4%
Financial Solutions	1,448	3	76	1,521	5.0
Canada:
Traditional	—	62	1,277	1,215	105.1
Financial Solutions	—	—	90	90	100.0
Europe, Middle East and Africa:
Traditional	—	30	1,805	1,775	101.7
Financial Solutions	—	246	704	458	153.7
Asia Pacific:
Traditional	—	137	2,922	2,785	104.9
Financial Solutions	—	—	218	218	100.0
Total	$1,477	$673	$14,281	$15,085	94.7
2022
Life reinsurance in force	$1,027	$151,569	$3,400,735	$3,250,193	104.6%
Premiums
U.S. and Latin America:
Traditional	$25	$421	$6,986	$6,590	106.0%
Financial Solutions	1	—	65	66	98.5
Canada:
Traditional	—	71	1,290	1,219	105.8
Financial Solutions	—	—	95	95	100.0
Europe, Middle East and Africa:
Traditional	—	32	1,768	1,736	101.8
Financial Solutions	—	137	623	486	128.2
Asia Pacific:
Traditional	—	117	2,767	2,650	104.4
Financial Solutions	—	—	236	236	100.0
Total	$26	$778	$13,830	$13,078	105.8

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2024
Valuation allowance for deferred income taxes	$567	$(5)	$116	$—	$678
Allowance for credit losses for mortgage loans	67	38	—	12	93
Allowance for credit losses for fixed maturity securities available-for-sale	75	53	—	30	98
2023
Valuation allowance for deferred income taxes	$235	$338	$(6)	$—	$567
Allowance for credit losses for mortgage loans	51	29	—	13	67
Allowance for credit losses for fixed maturity securities available-for-sale	37	52	—	14	75
2022
Valuation allowance for deferred income taxes	$264	$(7)	$(22)	$—	$235
Allowance for credit losses for mortgage loans	35	16	—	—	51
Allowance for credit losses for fixed maturity securities available-for-sale	31	42	—	36	37

GLOSSARY OF SELECTED TERMS
Throughout this Annual Report on Form 10-K, the Company may use certain abbreviations, acronyms and terms which are defined below.
Entities

Term or Acronym	Definition
RGA Reinsurance	RGA Reinsurance Company
Rockwood Re	Rockwood Reinsurance Company
Castlewood Re	Castlewood Reinsurance Company
Chesterfield Re	Chesterfield Reinsurance Company
RGA Life and Annuity	RGA Life and Annuity Insurance Company
RGA Canada	RGA Life Reinsurance Company of Canada
RGA Barbados	RGA Reinsurance Company (Barbados) Ltd.
RGA Americas	RGA Americas Reinsurance Company, Ltd.
Manor Re	Manor Reinsurance, Ltd.
RGA Worldwide	RGA Worldwide Reinsurance Company, Ltd.
RGA Global	RGA Global Reinsurance Company, Ltd.
RGA Australia	RGA Reinsurance Company of Australia Limited
RGA International	RGA International Reinsurance Company dac
Aurora National	Aurora National Life Assurance Company
Omnilife	Omnilife Insurance Company, Limited
Papara	Papara Financing LLC

Certain Terms and Acronyms

Term or Acronym	Definition
A.M. Best	A.M. Best Company
ABS	Asset-backed securities
Actuary	A specialist in the mathematics of risk, especially as it relates to insurance calculations such as premiums, reserves, dividends, insurance rates and annuity rates.
Allowance	An amount paid by the reinsurer to the ceding company to help cover the ceding company's acquisition and other costs, especially commissions. Allowances are usually calculated as a large percentage (often 100%) of first-year premiums reinsured and smaller percentages of renewal premiums reinsured.
AOCI	Accumulated other comprehensive income (loss)
Asset-Intensive Reinsurance	A transaction (usually coinsurance or funds withheld and often involving reinsurance of annuities) where performance of the underlying assets, more so than any mortality risk, is a key element.
Assumed reinsurance	Insurance risk that a reinsurer accepts (assumes) from a ceding company.
ASU	Accounting Standards Update
ASU 2018-12	Accounting Standards Update Financial Services – Insurance (Topic 944):Targeted Improvements to the Accounting for Long-Duration Contracts
Automatic Reinsurance	Reinsurance arrangement whereby the ceding company and reinsurer agree that all business of a certain description will be ceded to the reinsurer. Under this arrangement, the ceding company performs underwriting decision-making within agreed-upon parameters for all business reinsured.
Bermuda Insurance Act	Bermuda's Insurance Act 1978 which distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business.
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
CCPA	California Consumer Privacy Act of 2018
Capital-motivated reinsurance	Reinsurance, including financial reinsurance, whose primary purpose is to enhance the cedant's capital position.
Captive insurer	An insurance or reinsurance entity designed to provide insurance or reinsurance coverage for risks of the entity or entities by which it is owned or to which it is affiliated.
CECL	Accounting for current expected credit losses using the model based on expected losses rather than incurred losses.
Ceding company (also known as cedant)	An insurer that transfers, or cedes, risk to a reinsurer.
CEO	RGA’s Chief Executive Officer
Cession	The insurance risk associated with a policy that is reinsured from an insurer to a reinsurer.
CFO	RGA’s Chief Financial Officer
CIO	Chief Information Officer
CISO	RGA’s Global Chief Information Security and Privacy officer

CLOs	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities, a part of our investment portfolio that consists of securities made up of commercial mortgages. Stated on our balance sheet at fair value.
Coinsurance (also known as original terms reinsurance)	A form of reinsurance under which the ceding company shares its premiums, death claims, surrender benefits, dividends and policy loans with the reinsurer, and the reinsurer pays expense allowances to reimburse the ceding company for a share of its expenses.
Coinsurance funds-withheld	A variant on coinsurance, in which the ceding company withholds assets equal to reserves and shares investment income on those assets with the reinsurer.
Counterparty	A party to a contract requiring or offering the exchange of risk.
Counterparty risk	The risk that a party to an agreement will be unable to fulfill its contractual obligations.
CPI	Consumer price index
Critical illness (CI) insurance (also known as dread disease insurance)	Insurance that provides a guaranteed fixed sum upon diagnosis of a specified illness or condition such as cancer, heart disease, or permanent total disability. The coverage can be offered on a stand-alone basis or as an add-on to a life insurance policy.
CRO	RGA’s Chief Risk Officer
CVA	Credit valuation adjustment
DAC	Deferred policy acquisition costs: Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits.
“Directors Plan”	Flexible Stock Plan for Directors
EBITDA	Earnings before interest, taxes, depreciation and amortization
EBS	Economic balance sheet framework as part of the Bermuda Solvency Capital Requirement that forms the basis for an insurer's enhanced capital requirements.
ECR	Enhanced capital requirement in accordance with the provisions of the Bermuda Insurance Act.
EEA	European Economic Area
EIAs	Equity-Indexed Annuities
EMEA	Europe, Middle East and Africa geographic segment
Enterprise Risk Management (ERM)	An enterprise-wide framework used by a firm to assess all risks facing the organization, manage mitigation strategies, monitor ongoing risks and report to interested audiences.
ESG	Environmental, social, and governance
EU	European Union
Expected mortality	Number of deaths predicted to occur in a defined group of people.
FABN	Funding Agreement Backed Notes
Face amount	Amount payable at the death of the insured or at the maturity of the policy.
Facultative reinsurance	A type of reinsurance in which the reinsurer underwrites an individual risk submitted by the ceding company for a risk that is unusual, large, highly substandard or not covered by an automatic reinsurance treaty. Such risks are typically submitted to multiple reinsurers for competitive offers.
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FHLB	Federal Home Loan Bank
FIA	Fixed indexed annuities
Financial reinsurance (also known as financially-motivated reinsurance)	A form of capital-motivated reinsurance that satisfies all regulatory requirements for risk transfer and is often designed to produce very predictable reinsurer profits as a percentage of the capital provided
FSB	Financial Stability Board which consists of representatives of national financial authorities of the G20 nations.
FVO	Fair value option
GAAP	U.S. generally accepted accounting principles
GDPR	General Data Protection Regulation which establishes uniform data privacy laws across the European Union.
GICs	Guaranteed investment contracts
GILTI	Global intangible low-taxed income; a provision of U.S. Tax Reform that generally eliminates U.S. Federal income tax deferral on earnings of foreign subsidiaries.
GloBE	Model Global Anti-Base Erosion rules developed by the Organization for Economic Cooperation and Development
GMAB	Guaranteed minimum accumulation benefits; a feature of some variable annuities that the Company reinsures
GMDB	Guaranteed minimum death benefits; a feature of some variable annuities that the Company reinsures
GMIB	Guaranteed minimum income benefits; a feature of some variable annuities that the Company reinsures
GMWB	Guaranteed minimum withdrawal benefits; a feature of some variable annuities that the Company reinsures
Group life insurance	Insurance policy under which the lives of a group of people, most commonly employees of a single company, are insured in accordance with the terms of one master contract.
Guaranteed issue life insurance	Insurance products that are guaranteed upon application, regardless of past health conditions.
IAIG	Internationally Active Insurance Group
IAIS	International Association of Insurance Supervisors
IBNR	Incurred but not reported; a liability on claims that are based on historical reporting patterns, but have not yet been reported.

IFRS (International Financial Reporting Standards)	Standards and interpretations adopted by the International Accounting Standards Board (IASB)
Individual life insurance	An insurance policy that insures the life of usually one and sometimes two or more related individuals, rather than a group of people.
In force sum insured	A measure of insurance in effect at a specific date.
Initial public offering (IPO)	The first sale to the public of shares of common stock issued by a private company. IPOs often are issued by smaller companies seeking the capital to expand, but they also can be used by large mutual or privately owned companies seeking to become publicly traded.
ISO	International Organization Standardization
Liquidity position	Combination of the company's cash, cash equivalents, and short-term investments
Longevity product	An insurance product that mitigates longevity risk by providing a stream of income for the duration of the policyholder's life.
Loss ratio	Claims and other policy benefits and Future policy benefits remeasurement (gains) losses as a percentage of net premiums.
Market risk benefits	Contracts or contract features that provide protection to the policyholder from capital market risk and expose the Company to other-than-nominal capital market risk and are measured at fair value.
MDCI	Missouri Department of Commerce and Insurance
MSM	Minimum solvency margin required to be maintained by the Company's Bermuda subsidiaries.
Modco	Modified coinsurance
Modified coinsurance	A variant on coinsurance in which the ceding company retains all the reserves, as well as assets backing reserves, and pays the reinsurer interest on the reinsurer's share of the reserves.
Moody’s	Moody’s Investors Service
Morbidity	A measure of the incidence of sickness or disease within a specific population group.
Mortality experience	Actual number of deaths occurring in a defined group of people.
Mortality risk reinsurance	Reinsurance that focuses primarily on transfer of mortality risk through coinsurance of term products or YRT.
NAIC	National Association of Insurance Commissioners
NAIC SAP	NAIC statutory accounting practices
NAV	Net asset value
Net Premium Ratio (NPR)	The NPR equals the present value of benefits divided by the present value of gross premiums.
NIFO	Net investments in foreign operations
NIST	National Institute of Standards and Technology
NOL	Net operating loss
Non-traditional reinsurance	Usually synonymous with capital-motivated reinsurance, but includes any reinsurance of non-biometrical risks.
Novation	The act of replacing one participating member of a contract with another, with all rights, duties and terms being transferred to the new party upon consent of all parties affected.
NYSE	New York Stock Exchange: the exchange where RGA is traded under the symbol “RGA”
OAS	Option-adjusted spread
OCI	Other comprehensive income (loss)
OTC	Derivatives that are privately negotiated contracts, which are known as over-the-counter derivatives.
OTC Cleared	OTC derivatives that are cleared and settled through central clearing counterparties.
PBR	Principles-based reserves
PCAOB	Public Company Accounting Oversight Board (United States)
PCS	Performance Contingent Shares
Pension Plans	The Company's sponsored or administrated qualified and non-qualified defined benefit pension plans.
Portfolio	The totality of risks assumed by an insurer or reinsurer.
Preferred risk coverage	Coverage designed for applicants who represent a better-than-average risk to an insurer.
Premium	Amount paid to insure a risk.
Primary insurance (also known as direct insurance)	Insurance business relating to contracts directly between insurers and policyholders. The insurance company is directly responsible to the policyholder.
Production	New business produced during a specified period.
PRT	Pension Risk Transfer
PSU	Performance Share Units
Quota share (also known as 'first dollar' quota share)	A reinsurance arrangement in which the reinsurer receives a certain percentage of each risk reinsured.
RBC	Risk-Based Capital, which are guidelines promulgated by the NAIC and identify minimum capital requirements based upon business levels and asset mix.
Recapture	The right of the ceding company to cancel reinsurance under certain conditions.
Regulation XXX/Regulation A-XXX	U.S. Valuation of Life Policies Model Regulation implemented beginning in 2002 for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products.

Reinsurance	The transfer of insurance risk from an insurer, referred to as the ceding company, to a reinsurer, in conjunction with the payment of a reinsurance premium. Through reinsurance, a reinsurer 'insures' an insurer.
Reserves	The amount required to be carried as a liability in the financial statement of an insurer or reinsurer to provide for future commitments under outstanding policies and contracts.
Retakaful	A form of reinsurance that is acceptable within Islamic law. See Takaful.
Retention limit	The maximum amount of risk a company will insure on one life.
Retrocession	A transfer of reinsurance risk from a reinsurer to another reinsurer, referred to as the retrocessionaire, in conjunction with the payment of a retrocession premium. Through retrocession, a retrocessionaire reinsures a reinsurer.
Retrocessionaire	A reinsurer that reinsures another reinsurer; see Retrocession.
RMBS	Residential mortgage-backed securities, a part of our investment portfolio that consists of securities made up of residential mortgages. Stated on our balance sheet at fair value.
RMSC	The Company's Risk Management Steering Committee
RSUs	Restricted Stock Units
S&P	Standard & Poor's
SARs	Stock Appreciation Rights
SEC	Securities and Exchange Commission
Securitization	The structuring of financial assets as collateral against which securities can be issued to investors.
Simplified issue life insurance	Insurance products with limited face amounts that require no or minimal underwriting.
SOFR	Secured Overnight Financing Rate
SPLRC	Special Purpose Life Reinsurance Captives
Statutory capital	The excess of statutory assets over statutory reserves, both of which are calculated in accordance with standards established by insurance regulators.
“Stock Plans”	The RGA flexible stock plan and the Flexible Stock Plan for Directors, collectively.
Takaful	A form of insurance that is acceptable within Islamic law, and that is devised upon the principles of mutual advantage and group security.
TDR	Troubled Debt Restructuring
Tele-underwriting	A telephone interview process, during which an applicant's qualifications to be insured are assessed.
The “County”	The County of St. Louis, Missouri
The “Plan”	RGA Flexible Stock Plan
The Board	RGA's board of directors
The CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
The Companies Act	The Bermuda's Companies Act of 1981
The Company	Reinsurance Group of America, Incorporated and its subsidiaries, all of which are wholly owned, collectively.
Treaty (also known as a contract)	A reinsurance agreement between a reinsurer and a ceding company. The three most common types of reinsurance treaties are YRT (yearly renewable term), coinsurance and modified coinsurance. The three most common methods of accepting reinsurance are automatic, facultative and facultative-obligatory.
TVaR	Tail Value-at-Risk used for calculated capital requirement for Bermuda subsidiaries.
U.S. Tax Reform	The U.S. Tax Cuts and Jobs Act of 2017
UAE	United Arab Emirates
UK	United Kingdom
UL	Universal life insurance
Underwriting	The process that assesses the risk inherent in an application for insurance prior to acceptance of the policy.
Valuation	The periodic calculation of reserves, the funds that insurance companies are required to hold in order satisfy all future insurance obligations.
Variable life insurance	A form of whole life insurance under which the death benefit and the cash value of the policy fluctuate according to the performance of an investment fund. Most variable life insurance policies guarantee that the death benefit will not fall below a specified minimum.
VII	Variable investment income
VOCRA	Value of customer relationships acquired which represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business.
VODA	Value of distribution agreements which represents the present value of future profits associated with the expected future business derived from distribution agreements.
Webcasts	Presentation of information broadcast over the Internet.
WorkWise	The Company's hybrid approach to flexible work arrangements.
Yearly Renewable Term (YRT)	A type of reinsurance which covers only mortality risk, with each year's premium based on the current amount of risk.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ Tony Cheng
Tony Cheng
President and Chief Executive Officer

Date: February 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2025.

Signatures		Title

	/s/ Stephen T. O’Hearn*	Chair of the Board and Director
Stephen T. O’Hearn

	/s/ Tony Cheng	President, Chief Executive Officer and
	Tony Cheng	Director
(Principal Executive Officer)

	/s/ Pina Albo*	Director
Pina Albo

	/s/ Michele M. Bang*	Director
Michele M. Bang

	/s/ John J. Gauthier*	Director
John J. Gauthier

	/s/ Patricia L. Guinn*	Director
Patricia L. Guinn

	/s/ Hazel M. McNeilage*	Director
Hazel M. McNeilage

	/s/ George Nichols III*	Director
George Nichols III

	/s/ Alison Rand*	Director
Alison Rand

	/s/ Shundrawn Thomas*	Director
Shundrawn Thomas

	/s/ Khanh T. Tran*	Director
Khanh T. Tran

	/s/ Steven C. Van Wyk*	Director
Steven C. Van Wyk

	/s/ Axel André	Executive Vice President and Chief
	Axel André	Financial Officer (Principal Financial
and Accounting Officer)

*	By: /s/ Axel André
Axel André, Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed May 22, 2020

3.2	Amended and Restated Bylaws, effective December 20, 2022, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2022

4.1	Form of stock certificate for common stock, incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A filed on November 17, 2008

4.2
Indenture, dated August 21, 2012, between Reinsurance Group of America, Incorporated (the “Company”) and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 21, 2012

4.3
Third Supplemental Indenture, dated June 8, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 8, 2016

4.4
Fourth Supplemental Indenture, dated June 8, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed June 8, 2016

4.5
Fifth Supplemental Indenture, dated May 15, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 15, 2019

4.6
Sixth Supplemental Indenture, dated June 9, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 9, 2020

4.7
Seventh Supplemental Indenture, dated September 23, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 23, 2022

4.8
Eighth Supplemental Indenture, dated June 8, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 8, 2023

4.9
Ninth Supplemental Indenture, dated May 13, 2024, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 13, 2024

4.10	Form of Junior Subordinated Indenture between the Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3, filed February 9, 2001

4.11
Second Supplemental Junior Subordinated Indenture between the Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 9, 2005

4.12	Description of securities, incorporated by reference to Exhibit 4.11 to Annual Report on Form 10-K filed February 24, 2023

10.1
Credit Agreement, dated March 13, 2023, by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lenders and other parties thereto, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 16, 2023

10.2
Canadian Benchmark Replacement Conforming Changes Amendment, dated June 25, 2024, by Bank of America, N.A., as Administrative Agent, to Credit Agreement, dated March 13, 2023, by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the lenders and other parties thereto, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 2, 2024

10.3
Letter of Credit Reimbursement Agreement, dated November 13, 2023, by and between the Company and Crédit Agricole Corporate and Investment Bank, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed November 14, 2023

10.4	Directors Compensation Summary Sheet*

10.5	Flexible Stock Plan for Directors, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed February 27, 2018*

10.6	Amendment to the Flexible Stock Plan for Directors, effective May 19, 2021, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 20, 2021*

10.7	RGA Phantom Stock Plan for Directors, as amended and restated effective October 25, 2023*

10.8	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed February 27, 2018*

10.9	Annual Bonus Plan, effective February 21, 2023, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 23, 2023*

10.10	Annual Bonus Plan, effective October 23, 2024, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 24, 2024*

10.11	Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 2, 2024*

10.12	Flexible Stock Plan, as amended and restated effective May 23, 2017 (“Flexible Stock Plan”), incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K filed February 27, 2018*

10.13	Amendment to the Flexible Stock Plan, effective May 19, 2021, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 20, 2021*

10.14	Form of 2022 Performance Contingent Share Arrangement under Flexible Stock Plan, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 6, 2022*

10.15	Form of 2022 Stock Appreciation Right Award Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report Form 10-Q filed May 6, 2022*

10.16	Form of 2023 Performance Contingent Share Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 5, 2023*

10.17	Form of 2023 Stock Appreciation Right Award Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 5, 2023*

10.18	Form of 2023 Restricted Stock Unit Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed May 5, 2023*

10.19	Form of 2024 Performance Contingent Share Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 3, 2024*

10.20	Form of 2024 Stock Appreciation Right Award Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 3, 2024*

10.21	Form of 2024 Restricted Stock Unit Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 3, 2024*

10.22	RGA Reinsurance Company Augmented Benefit Plan, as amended, incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed February 27, 2018*

10.23	RGA Reinsurance Company Executive Deferred Savings Plan, as amended, incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed February 27, 2018*

10.24
Canadian Supplemental Executive Retirement Plan for Executive Employees of RGA Life Reinsurance Company of Canada, as amended and restated August 1, 2015, incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed February 27, 2018*

10.25	Offer Letter, dated October 29, 2015, between the Company and Anna Manning, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 24, 2015*

10.26	Letter Agreement, dated July 25, 2019, by and between the Company and Anna Manning, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 1, 2019*

10.27	Offer Letter, effective January 2, 2023, between the Company and Tony Cheng, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 4, 2023*

10.28	Letter Agreement, dated June 23, 2023, between RGA Enterprise Services Company and Tony Cheng, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 23, 2023*

10.29	Offer Letter, dated April 25, 2024, between the Company and Axel André, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 5, 2024*

10.30	Stock Appreciation Rights Award Agreement, dated July 24, 2024 between the Company and Axel André, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 5, 2024*

10.31	Restricted Stock Unit Agreement, dated July 24, 2024 between the Company and Axel André, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 5, 2024*

10.32	Restricted Stock Unit Agreement, dated July 24, 2024, between the Company and Axel André, incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed August 5, 2024*

19.1	Insider Trading Policy

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Gauthier, Nichols, Thomas, Tran and Van Wyk and Mses. Albo, Bang, Guinn and McNeilage

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

97	NYSE Executive Compensation Recoupment Policy

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.