Form 10-Q
period 2025-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2025-05-02
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
 OR
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
As of April 21, 2025, 66,085,971 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $89,709 and $82,907; allowance for credit losses of $103 and $98)	$84,507	$77,617
Equity securities, at fair value	153	155
Mortgage loans (net of allowance for credit losses of $89 and $93)	9,331	8,839
Policy loans	1,284	1,321
Funds withheld at interest	5,328	5,436
Limited partnerships and real estate joint ventures	3,228	3,067
Short-term investments	454	363
Other invested assets	1,295	1,242
Total investments	105,580	98,040
Cash and cash equivalents	5,151	3,326
Accrued investment income	1,059	986
Premiums receivable and other reinsurance balances	3,749	3,898
Reinsurance ceded receivables and other	5,420	5,531
Deferred policy acquisition costs	5,649	5,543
Other assets	1,602	1,351
Total assets	$128,210	$118,675
Liabilities and equity
Future policy benefits	$59,836	$53,368
Interest-sensitive contract liabilities	36,614	35,095
Market risk benefits, at fair value	243	223
Other policy claims and benefits	2,870	2,693
Other reinsurance balances	1,291	1,316
Deferred income taxes	2,250	2,199
Funds withheld payable	4,889	5,017
Other liabilities	2,991	2,816
Long-term debt	5,734	5,042
Total liabilities	116,718	107,769
Commitments and contingent liabilities (See Note 15)
Equity
Preferred stock – par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at March 31, 2025 and December 31, 2024	1	1
Additional paid-in-capital	2,608	2,600
Retained earnings	9,443	9,255
Treasury stock, at cost – 19,224,837 and 19,438,336 shares	(1,888)	(1,889)
Accumulated other comprehensive income	1,238	849
Total RGA, Inc. shareholders’ equity	11,402	10,816
Noncontrolling interest	90	90
Total equity	11,492	10,906
Total liabilities and shareholders’ equity	$128,210	$118,675
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2025	2024
Revenues
Net premiums	$4,019	$5,376
Net investment income	1,232	961
Investment related gains (losses), net	(79)	(149)
Other revenues	88	149
Total revenues	5,260	6,337
Benefits and expenses
Claims and other policy benefits	3,822	5,132
Future policy benefits remeasurement (gains) losses	(56)	(24)
Market risk benefits remeasurement (gains) losses	29	(35)
Interest credited	299	254
Policy acquisition costs and other insurance expenses	417	387
Other operating expenses	300	283
Interest expense	80	68
Total benefits and expenses	4,891	6,065
Income before income taxes	369	272
Provision for income taxes	81	60
Net income	288	212
Net income attributable to noncontrolling interest	2	2
Net income available to RGA, Inc. shareholders	$286	$210

Earnings per share
Basic earnings per share	$4.33	$3.20
Diluted earnings per share	$4.27	$3.16
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended March 31,
	2025	2024
Comprehensive income (loss)
Net income	$288	$212
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11	(11)
Net unrealized investment gains (losses)	83	(395)
Effect of updating discount rates on future policy benefits	290	650
Change in instrument-specific credit risk for market risk benefits	4	—
Defined benefit pension and postretirement plan adjustments	1	—
Total other comprehensive income (loss), net of tax	389	244
Total comprehensive income	677	456
Comprehensive income attributable to noncontrolling interest	2	2
Total comprehensive income attributable to RGA, Inc.	$675	$454
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)
(Unaudited)

	RGA, Inc. Shareholders’ Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	$1	$2,600	$9,255	$(1,889)	$849	10,816	$90	$10,906
Change in equity of noncontrolling interest							(2)	(2)
Net income			286			286	2	288
Total other comprehensive income (loss)					389	389		389
Dividends to shareholders, $0.89 per share			(59)			(59)		(59)
Purchase of treasury stock				(38)		(38)		(38)
Reissuance of treasury stock		8	(39)	39		8		8
Balance, March 31, 2025	$1	$2,608	$9,443	$(1,888)	$1,238	$11,402	$90	$11,492

	RGA, Inc. Shareholders’ Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	$1	$2,544	$8,805	$(1,900)	$(369)	9,081	$90	$9,171
Change in equity of noncontrolling interest							(2)	(2)
Net income			210			210	2	212
Total other comprehensive income (loss)					244	244		244
Dividends to shareholders, $0.85 per share			(56)			(56)		(56)
Purchase of treasury stock				(16)		(16)		(16)
Reissuance of treasury stock		5	(25)	25		5		5
Balance, March 31, 2024	$1	$2,549	$8,934	$(1,891)	$(125)	$9,468	$90	$9,558

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three months ended March 31,
	2025	2024

Net cash provided by operating activities	1,429	5,736
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	7,187	5,521
Purchases of fixed maturity securities available-for-sale	(8,512)	(9,466)
Maturities of fixed maturity securities available-for-sale	217	465
Principal payments on mortgage loans	163	122
Cash invested in mortgage loans	(635)	(301)
Deposits in (withdrawals from) funds withheld at interest	120	97
Sales of limited partnerships and real estate joint ventures	52	38
Purchases of limited partnerships and real estate joint ventures	(239)	(101)
Sales of short-term investments	200	31
Purchases of short-term investments	(394)	(185)
Maturities of short-term investments	110	49
Change in other invested assets	8	7
Other, net	28	3
Net cash used in investing activities	(1,695)	(3,720)
Cash flows from financing activities
Dividends to shareholders	(59)	(56)
Proceeds from long-term debt issuance, net	691	—
Principal payments of long-term debt	(1)	(1)
Purchase of treasury stock	(38)	(16)
Change in cash collateral for derivatives and other arrangements	(8)	(145)
Change in deposit asset on reinsurance	50	89
Deposits on investment-type policies and contracts	2,559	2,546
Withdrawals on investment-type policies and contracts	(1,127)	(1,412)
Net cash provided by financing activities	2,067	1,005
Effect of exchange rate changes on cash	24	(56)
Change in cash and cash equivalents	1,825	2,965
Cash and cash equivalents, beginning of period	3,326	2,970
Cash and cash equivalents, end of period	$5,151	$5,935
Supplemental disclosures of cash flow information
Interest paid	$61	$49
Income taxes paid, net of refunds	$63	$16
Non-cash investing activities
Transfer of invested assets	$4,707	$1,621
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 BUSINESS AND BASIS OF PRESENTATION
Business
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. RGA and its subsidiaries (collectively, the “Company”) is engaged in providing traditional reinsurance, which includes individual and group life and health, disability and critical illness reinsurance. The Company also provides financial solutions, which includes longevity reinsurance, asset-intensive products (primarily annuities), financial reinsurance, capital solutions, pension risk transfer (“PRT”) and stable value products.
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 24, 2025 (the “2024 Annual Report”).
In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation, have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Consolidation
These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. Entities in which the Company has significant influence over the operating and financing decisions but are not required to be consolidated are reported under the equity method of accounting.
NOTE 2 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended March 31,
	2025	2024
Earnings:
Net income (numerator for basic and diluted calculations)	$288	$212
Less: Net income attributable to noncontrolling interest	2	2
Net income available to RGA, Inc. shareholders	$286	$210
Shares:
Weighted average outstanding shares (denominator for basic calculation)	66	66
Equivalent shares from outstanding stock awards	1	1
Diluted shares (denominator for diluted calculation)	67	67
Earnings per share:
Basic	$4.33	$3.20
Diluted	$4.27	$3.16
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

NOTE 3 EQUITY
Common stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2024	85,310,598	19,438,336	65,872,262
Common stock acquired	—	—	—
Stock-based compensation (1)	—	(213,499)	213,499
Balance, March 31, 2025	85,310,598	19,224,837	66,085,761

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2023	85,310,598	19,689,885	65,620,713
Common stock acquired	—	—	—
Stock-based compensation (1)	—	(167,542)	167,542
Balance, March 31, 2024	85,310,598	19,522,343	65,788,255
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
On January 23, 2024, the Company’s board of directors authorized a share repurchase program for up to $500 million of its outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the three months ended March 31, 2025, the Company did not repurchase any shares of common stock under this program and the entire amount of the authorization remains available.
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
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2025 and 2024 are as follows (dollars in millions):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2024	$(19)	$(4,526)	$(20)	$5,412	$2	$849
Other comprehensive income (loss) before reclassifications	(4)	27	1	367	5	396
Amounts reclassified to (from) AOCI	—	76	—	—	—	76
Deferred income tax benefit (expense)	15	(20)	—	(77)	(1)	(83)
Balance, March 31, 2025	$(8)	$(4,443)	$(19)	$5,702	$6	$1,238

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2023	$69	$(3,668)	$(29)	$3,256	$3	$(369)
Other comprehensive income (loss) before reclassifications	1	(638)	(1)	842	—	204
Amounts reclassified to (from) AOCI	—	123	1	—	—	124
Deferred income tax benefit (expense)	(13)	121	—	(192)	—	(84)
Balance, March 31, 2024	$57	$(4,062)	$(29)	$3,906	$3	$(125)
(1)Includes cash flow hedges of $(485) and $(495) as of March 31, 2025 and December 31, 2024, respectively, and $(299) and $(218) as of March 31, 2024 and December 31, 2023, respectively. See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended March 31,		Affected Line Item in Statements of Income
Details about AOCI Components	2025	2024
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(60)	$(118)	Investment related gains (losses), net
Cash flow hedges – Interest rate	1	3	(1)
Cash flow hedges – Foreign currency	(17)	(8)	(1)
Total	(76)	(123)
Provision for income taxes	13	24
Net unrealized gains (losses), net of tax	$(63)	$(99)
Amortization of defined benefit plan items:
Prior service cost (credit)	$—	$—	(2)
Actuarial gains (losses)	—	(1)	(2)
Total	—	(1)
Provision for income taxes	—	—
Amortization of defined benefit plans, net of tax	$—	$(1)

Total reclassifications for the period	$(63)	$(100)
(1)See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.
(2)This AOCI component is included in the computation of the net periodic pension cost. See Note 14 – “Employee Benefit Plans” for additional details.
Equity Based Compensation
Equity compensation expense was $7 million and $6 million for the three months ended March 31, 2025 and 2024, respectively. In the first quarter of 2025, the Company granted 120,011 stock appreciation rights at $193.00 weighted average exercise price per share, 131,836 performance shares and 86,474 restricted stock units to employees. As of March 31, 2025, 1,309,098 share awards at a weighted average strike price per share of $124.25 were vested and exercisable with a remaining weighted average exercise period of 4.5 years. As of March 31, 2025, the total compensation cost of non-vested awards not yet recognized in the financial statements was $86 million. It is estimated that these costs will vest over a weighted average period of 1.0 year.

NOTE 4 FUTURE POLICY BENEFITS
It is the Company’s policy to complete its annual assumption review during the third quarter of each year. However, the Company reviews actual and anticipated experience compared to the assumptions used to compute the liability for future policy benefits on a quarterly basis and will update those assumptions during the quarter that indicates an assumption update is necessary.
Traditional Business
The following tables provide the balances of and changes in the Company’s liability for future policy benefits for long-duration reinsurance contracts for its Traditional business, which primarily consists of individual life, group life and critical illness reinsurance for the three months ended March 31, 2025 and 2024 (dollars in millions):

For the three months ended March 31, 2025:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$77,881	$20,928	$15,911	$44,801
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(300)	23	199	(195)
Adjusted balance, beginning of year	77,581	20,951	16,110	44,606
Issuances (1)	3,467	100	438	1,327
Interest accrual (2)	887	179	140	304
Net premiums collected (3)	(3,049)	(231)	(454)	(594)
Derecognition (4)	—	—	—	—
Foreign currency translation	1	(6)	517	135
Ending balance at original discount rate	78,887	20,993	16,751	45,778
Effect of changes in discount rate assumptions	(8,126)	(3,839)	(3,099)	(12,641)
Balance, end of period	$70,761	$17,154	$13,652	$33,137

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$90,711	$24,309	$17,365	$49,712
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(349)	23	190	(211)
Adjusted balance, beginning of year	90,362	24,332	17,555	49,501
Issuances (1)	3,467	100	438	1,327
Interest accrual (2)	1,061	231	150	347
Benefit payments (5)	(1,332)	(261)	(401)	(524)
Derecognition (4)	—	—	—	—
Foreign currency translation	2	(5)	568	152
Ending balance at original discount rate	93,560	24,397	18,310	50,803
Effect of changes in discount rate assumptions	(10,348)	(3,093)	(3,481)	(14,999)
Balance, end of period	$83,212	$21,304	$14,829	$35,804

Liability for future policy benefits	$12,451	$4,150	$1,177	$2,667
Less: reinsurance recoverable	(800)	(259)	(19)	(75)
Net liability for future policy benefits	$11,651	$3,891	$1,158	$2,592

Weighted average duration of the liability (in years)	11	14	8	15
Weighted average interest accretion rate	4.6%	3.7%	3.4%	2.8%
Weighted average current discount rate	5.6%	4.7%	5.8%	4.7%
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

The Company’s Traditional business actual-to-expected variances and the effects of changes in cash flow and discount rate assumptions for the three months ended March 31, 2025 and 2024 are summarized in the tables below:

For the three months ended March 31, 2025:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$14.7 billion	None	$(49) million	$70 million

Canada – Traditional	$3.4 billion	None	$—	$27 million

Europe, Middle East and Africa – Traditional	$1.6 billion	None	$(9) million	$(48) million

Asia Pacific – Traditional	$5.0 billion	None	$(16) million	$(50) million

For the three months ended March 31, 2024:
Segment	Liability for future policy benefits at original discount rate	Change in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$12.1 billion	None	$(31) million	$(428) million

Canada – Traditional	$3.5 billion	None	$(3) million	$(239) million

Europe, Middle East and Africa – Traditional	$1.4 billion	None	$(2) million	$(33) million

Asia Pacific – Traditional	$4.7 billion	None	$(1) million	$(57) million

Financial Solutions Business
The following tables provide the balances of and changes in the Company’s liability for future policy benefits, including the deferred profit liability related to the longevity business, for its Financial Solutions business, which primarily consists of longevity reinsurance, asset-intensive products, primarily annuities and financial reinsurance for the three months ended March 31, 2025 and 2024 (dollars in millions):

For the three months ended March 31, 2025:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,346	$3,614	$71,360	$2,758
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	—	(7)	(4)	3
Adjusted balance, beginning of year	1,346	3,607	71,356	2,761
Issuances (1)	2,113	—	1,347	1,731
Interest accrual (2)	10	33	622	11
Net premiums collected (3)	(2,178)	(92)	(1,354)	(2,085)
Derecognition (4)	—	—	(257)	—
Foreign currency translation	—	(2)	2,485	146
Ending balance at original discount rate	1,291	3,546	74,199	2,564
Effect of changes in discount rate assumptions	(231)	(149)	(10,155)	(394)
Balance, end of period	$1,060	$3,397	$64,044	$2,170

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$9,489	$7,934	$78,290	$14,626
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(1)	(7)	(7)	—
Adjusted balance, beginning of year	9,488	7,927	78,283	14,626
Issuances (1)	2,113	—	1,347	1,731
Interest accrual (2)	133	86	684	70
Benefit payments (5)	(259)	(110)	(1,472)	(150)
Derecognition (4)	—	—	(257)	—
Foreign currency translation	—	(2)	2,712	638
Ending balance at original discount rate	11,475	7,901	81,297	16,915
Effect of changes in discount rate assumptions	(535)	92	(11,177)	(2,345)
Balance, end of period	$10,940	$7,993	$70,120	$14,570

Cumulative amount of fair value hedging adjustments	$6	$—	$—	$—

Liability for future policy benefits	$9,886	$4,596	$6,076	$12,400
Less: reinsurance recoverable	(1,370)	—	—	—
Net liability for future policy benefits	$8,516	$4,596	$6,076	$12,400

Weighted average duration of the liability (in years)	9	13	9	15
Weighted average interest accretion rate	4.1%	4.1%	3.5%	1.7%
Weighted average current discount rate	5.5%	4.6%	5.4%	3.3%
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

The Company’s Financial Solutions business actual-to-expected variances (including the effects of model updates) and the effects of changes in cash flow and discount rate assumptions for the three months ended March 31, 2025 and 2024 are summarized in the tables below:

For the three months ended March 31, 2025:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$10.2 billion	None	$(1) million	$93 million

Canada – Financial Solutions	$4.4 billion	None	$—	$49 million

Europe, Middle East and Africa – Financial Solutions	$7.1 billion	None	$(3) million	$(127) million

Asia Pacific – Financial Solutions	$14.4 billion	None	$(3) million	$(365) million

For the three months ended March 31, 2024:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$7.4 billion	None	$2 million	$(84) million

Canada – Financial Solutions	$25 million	None	$—	$(2) million

Europe, Middle East and Africa – Financial Solutions	$6.3 billion	None	$2 million	$(154) million

Asia Pacific – Financial Solutions	$10.5 billion	None	$—	$97 million

Reconciliation and Other Disclosures
The reconciliation of the rollforward of the liability for future policy benefits to the condensed consolidated balance sheets as of March 31, 2025 and 2024 is as follows (dollars in millions):

	March 31,
	2025	2024
Liability for future policy benefits included in the rollforwards:
Traditional:
U.S. and Latin America	$12,451	$10,547
Canada	4,150	4,174
Europe, Middle East and Africa	1,177	1,149
Asia Pacific	2,667	2,623
Financial Solutions:
U.S. and Latin America	9,886	7,105
Canada	4,596	26
Europe, Middle East and Africa	6,076	5,555
Asia Pacific	12,400	9,850
Other long-duration contracts	136	117
Claims liability and incurred but not reported claims	5,367	5,439
Additional liability	101	5
Unearned revenue liability	829	477
Total liability for future policy benefits	$59,836	$47,067

The amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for the liability for future policy benefits included in the rollforwards as of March 31, 2025 and 2024 is as follows (dollars in millions):

	March 31,
	2025		2024
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future gross premiums
Traditional:
U.S. and Latin America	$183,915	$84,218	$179,131	$82,691
Canada	52,094	21,326	55,118	21,591
Europe, Middle East and Africa	28,701	15,240	25,928	14,388
Asia Pacific	104,940	42,040	94,316	38,412
Financial Solutions:
U.S. and Latin America	2,648	1,666	2,914	1,829
Canada	5,689	3,768	4,390	2,900
Europe, Middle East and Africa	129,865	65,091	98,292	55,187
Asia Pacific	5,292	3,707	3,743	2,840

Expected future benefit payments
Traditional:
U.S. and Latin America	$196,448	$83,212	$189,341	$81,087
Canada	53,586	21,304	56,998	21,670
Europe, Middle East and Africa	28,718	14,829	25,709	13,774
Asia Pacific	101,929	35,804	90,670	32,824
Financial Solutions:
U.S. and Latin America	22,679	10,940	14,071	8,296
Canada	17,252	7,993	4,128	2,738
Europe, Middle East and Africa	139,460	70,120	100,423	56,214
Asia Pacific	27,778	14,570	17,399	11,499
The amount of gross premiums and interest expense recognized in the condensed consolidated statements of income for the liability for future policy benefits included in the rollforwards for the three months ended March 31, 2025 and 2024 is as follows (dollars in millions):

	Gross Premiums		Interest Expense
	March 31,		March 31,
	2025	2024	2025	2024
Traditional:
U.S. and Latin America	$1,589	$1,473	$174	$144
Canada	264	271	52	54
Europe, Middle East and Africa	444	371	10	10
Asia Pacific	738	688	43	40
Financial Solutions:
U.S. and Latin America	105	1,912	$123	68
Canada	52	23	53	—
Europe, Middle East and Africa	255	207	62	53
Asia Pacific	111	46	59	17
Total	$3,558	$4,991	$576	$386
During the three months ended March 31, 2025 and 2024, no material charges were incurred resulting from net premiums exceeding gross premiums.

NOTE 5 POLICYHOLDER ACCOUNT BALANCES
Policyholder Account Balances
The following tables provide the balances of and changes in the Company’s liability for its policyholder account balances, reflected in interest-sensitive contract liabilities, for the three months ended March 31, 2025 and 2024 (dollars in millions):

For the three months ended March 31, 2025:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$3,273	$16,432	$4,285
Deposits	105	877	390
Policy charges	(84)	(20)	(5)
Surrenders and withdrawals	(25)	(418)	(73)
Benefit payments	(18)	(123)	(75)
Interest credited	45	144	45
Foreign currency translation	—	—	5
Balance, end of period	$3,296	$16,892	$4,572
Less: reinsurance recoverable	—	(2,746)	—
Balance, end of period, after reinsurance	$3,296	$14,146	$4,572

Weighted average crediting rate	3.1%	3.6%	4.0%
Net amount at risk (1)	$25,951	$6,422	$—
Cash surrender value	$3,280	$16,680	$4,179

For the three months ended March 31, 2024:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,612	$17,838	$3,990
Deposits	3	29	211
Policy charges	(8)	(20)	(28)
Surrenders and withdrawals	(2)	(609)	(221)
Benefit payments	(26)	(129)	(254)
Interest credited	16	142	27
Foreign currency translation	—	—	(33)
Balance, end of period	$1,595	$17,251	$3,692
Less: reinsurance recoverable	—	(2,975)	—
Balance, end of period, after reinsurance	$1,595	$14,276	$3,692

Weighted average crediting rate	4.4%	3.4%	3.0%
Net amount at risk (1)	$656	$6,999	$—
Cash surrender value	$1,589	$17,130	$3,256
(1)    Net amount at risk is defined as the guaranteed amount less the account value as of the balance sheet date. The balance represents the amount of the claim the Company would incur if death claims were filed on all contracts on the balance sheet date.
Information regarding the Company’s policyholder account balances as of March 31, 2025 and 2024 is as follows (dollars in millions):

	March 31,
	2025	2024
Policyholder account balances included in the rollforwards:
Traditional:
U.S. and Latin America	$3,296	$1,595
Financial Solutions:
U.S. and Latin America	16,892	17,251
Asia Pacific	4,572	3,692
Other policyholder account balances
U.S. and Latin America – Financial Solutions	48	48
Total policyholder account balances	$24,808	$22,586

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums as of March 31, 2025 and 2024 is as follows (dollars in millions):

	March 31, 2025
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$710	$—	$—	$—	$—	$710
	1.00 – 1.99%	56	2	8	—	—	66
	2.00 – 2.99%	108	—	—	1	—	109
	3.00 – 3.99%	491	7	115	—	—	613
	4.00% and Greater	721	50	973	54	—	1,798
	Total	$2,086	$59	$1,096	$55	$—	$3,296

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,203	12	8	30	26	1,279
	2.00 – 2.99%	1,180	9	23	540	140	1,892
	3.00 – 3.99%	3,423	212	164	—	—	3,799
	4.00% and Greater	9,892	30	—	—	—	9,922
	Total	$15,698	$263	$195	$570	$166	$16,892

Asia Pacific – Financial Solutions	Less than 1.00%	$262	$—	$—	$—	$—	$262
	1.00 – 1.99%	442	—	—	—	—	442
	2.00 – 2.99%	479	—	—	—	—	479
	3.00 – 3.99%	984	—	—	—	—	984
	4.00% and Greater	2,405	—	—	—	—	2,405
	Total	$4,572	$—	$—	$—	$—	$4,572

	March 31, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	—	—	—	—	—	—
	3.00 – 3.99%	—	—	—	—	—	—
	4.00% and Greater	502	109	984	—	—	1,595
	Total	$502	$109	$984	$—	$—	$1,595

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,501	9	13	52	22	1,597
	2.00 – 2.99%	1,462	16	37	632	103	2,250
	3.00 – 3.99%	4,019	241	105	2	—	4,367
	4.00% and Greater	8,993	44	—	—	—	9,037
	Total	$15,975	$310	$155	$686	$125	$17,251

Asia Pacific – Financial Solutions	Less than 1.00%	$255	$—	$—	$—	$—	$255
	1.00 – 1.99%	624	—	—	—	—	624
	2.00 – 2.99%	675	—	—	—	—	675
	3.00 – 3.99%	1,244	—	—	—	—	1,244
	4.00% and Greater	894	—	—	—	—	894
	Total	$3,692	$—	$—	$—	$—	$3,692
NOTE 6     UNPAID CLAIMS AND CLAIM EXPENSE – SHORT-DURATION CONTRACTS
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims for short-duration contracts is reported in other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Three months ended March 31,
	2025	2024
Balance, beginning of year	$2,693	$2,730
Less: reinsurance recoverable	(53)	(80)
Net balance, beginning of year	2,640	2,650
Incurred:
Current year	505	399
Prior years	(13)	(28)
Total incurred	492	371
Payments:
Current year	(23)	(19)
Prior years	(307)	(290)
Total payments	(330)	(309)
Other changes:
Interest accretion	9	10
Foreign exchange adjustments	1	(44)
Total other changes	10	(34)

Net balance, end of period	2,812	2,678
Plus: reinsurance recoverable	58	75
Balance, end of period	$2,870	$2,753

Incurred claims associated with prior periods are primarily due to the development of claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.
NOTE 7 MARKET RISK BENEFITS
The following table provides the balances of and changes in the Company’s market risk benefits for the three months ended March 31, 2025 and 2024 (dollars in millions):

	U.S. and Latin America – Financial Solutions
	Three months ended March 31,
	2025	2024
Balance, beginning of year	$206	$249
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	209	253
Interest accrual	2	3
Attributed fees collected	6	6
Benefit payments	—	—
Effect of changes in interest rates	11	(25)
Effect of changes in equity markets	6	(21)
Effect of changes in volatility	1	—
Other market impacts	(2)	(4)
Actual policyholder behavior different from expected behavior	5	6
Balance, end of period, before effect of changes in the instrument-specific credit risk	238	218
Effect of changes in the instrument-specific credit risk	(8)	(4)
Balance, end of period	230	214
Less: reinsurance recoverable	—	—
Balance, end of period, after reinsurance	$230	$214

Net amount at risk	$1,264	$1,329
Weighted average attained age of contract holders (in years)	72	71
The reconciliation of the rollforward for market risk benefits to the condensed consolidated balance sheets as of March 31, 2025 and 2024 is as follows (dollars in millions):

	March 31,			March 31,
	2025			2024
	Asset (1)	Liability	Net	Asset (1)	Liability	Net
U.S. and Latin America – Financial Solutions	$13	$243	$(230)	$14	$228	$(214)
Total market risk benefits	$13	$243	$(230)	$14	$228	$(214)
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
During the three months ended March 31, 2025 and 2024, there were no material changes made to the inputs in the market risk benefits calculations, and nonfinancial assumptions were unchanged.

NOTE 8 DEFERRED POLICY ACQUISITION COSTS
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Traditional business for the three months ended March 31, 2025 and 2024 (dollars in millions):

For the three months ended March 31, 2025:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,986	$157	$354	$1,178
Capitalization	72	4	31	34
Amortization expense	(56)	(3)	(12)	(16)
Foreign currency translation	—	—	14	3
Balance, end of period	$3,002	$158	$387	$1,199

For the three months ended March 31, 2024:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,191	$173	$347	$1,098
Capitalization	84	2	19	43
Amortization expense	(37)	(3)	(13)	(14)
Foreign currency translation	—	(4)	(6)	(16)
Balance, end of period	$2,238	$168	$347	$1,111
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Financial Solutions business for the three months ended March 31, 2025 and 2024 (dollars in millions):

For the three months ended March 31, 2025:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$506	$20	$—	$324
Capitalization	21	—	—	38
Amortization expense	(10)	—	—	(13)
Foreign currency translation	—	—	—	—
Balance, end of period	$517	$20	$—	$349

For the three months ended March 31, 2024:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$552	$—	$—	$250
Capitalization	1	—	—	20
Amortization expense	(15)	—	—	(10)
Foreign currency translation	—	—	—	(1)
Balance, end of period	$538	$—	$—	$259

The reconciliation of deferred policy acquisition costs to the condensed consolidated balance sheets as of March 31, 2025 and 2024 is as follows (dollars in millions):

	March 31,
	2025	2024
Deferred policy acquisition costs included in the rollforwards:
Traditional:
U.S. and Latin America	$3,002	$2,238
Canada	158	168
Europe, Middle East and Africa	387	347
Asia Pacific	1,199	1,111
Financial Solutions:
U.S. and Latin America	517	538
Canada	20	—
Europe, Middle East and Africa	—	—
Asia Pacific	349	259
Other long-duration business:
Corporate and Other	17	12
Total deferred policy acquisition costs	$5,649	$4,673
NOTE 9 REINSURANCE
Ceded Reinsurance
Reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance. At March 31, 2025 and December 31, 2024, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2025, all rated retrocession pool participants followed by the A.M. Best Company were rated “B++(Good)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets have been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
During the fourth quarter of 2023, Ruby Reinsurance Company (Ruby Re), a Missouri-domiciled life reinsurance company to reinsure U.S. asset-intensive business, was launched with the Company as a sponsor. The Company, which is not an investor in Ruby Re, does not consolidate the entity. As of March 31, 2025, the Company has a ceded reinsurance recoverable from Ruby Re of approximately $2.7 billion.
Excluding amounts retroceded to Ruby Re, three major reinsurance companies account for approximately 42% of reinsurance ceded receivables and other as of March 31, 2025.
Also included in reinsurance ceded receivables and other is a deposit asset on reinsurance of $2.8 billion as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, $8 million and $4 million of claims recoverable were in excess of 90 days past due, respectively.
Funds Withheld
Certain of the Company’s retrocession agreements, including those with Ruby Re, are on a modco or funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and established a funds withheld liability. Net investment income related to the funds withheld assets is reported in other reinsurance expense, and net realized gains (losses) related to the assets are reported net of the amount that is passed on to the assuming company. The following assets were held in support of the Company’s funds withheld arrangements and are reported in the line items shown in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025	December 31, 2024
Fixed maturity securities available-for-sale	$2,636	$2,615
Equity securities	2	2
Mortgage loans	450	451
Funds withheld at interest	1,444	1,466
Real estate joint ventures	53	54
Short-term investments and cash and cash equivalents	75	89
Accrued investment income	34	31
Net other assets	1	—
Net assets	$4,695	$4,708
Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. The Company had a $4,889 million and $5,017 million funds withheld payable, net of an embedded derivative asset of $149 million and $160 million as of March 31, 2025 and December 31, 2024, respectively.
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
The following tables provide information relating to investments in fixed maturity securities by type as of March 31, 2025 and December 31, 2024 (dollars in millions):

March 31, 2025:	Amortized	Allowance for	Unrealized	Unrealized	Estimated Fair	% of
	Cost	Credit Losses	Gains	Losses	Value	Total
Available-for-sale:
Corporate	$59,278	$88	$680	$4,150	$55,720	65.9%
Canadian government	4,604	—	440	48	4,996	5.9
Japanese government	7,207	—	29	1,131	6,105	7.2
ABS	5,666	15	44	175	5,520	6.5
CMBS	2,334	—	20	87	2,267	2.7
RMBS	1,571	—	18	87	1,502	1.8
U.S. government	2,191	—	20	248	1,963	2.3
State and political subdivisions	805	—	3	86	722	0.9
Other foreign government	6,053	—	94	435	5,712	6.8
Total fixed maturity securities	$89,709	$103	$1,348	$6,447	$84,507	100.0%

December 31, 2024:	Amortized	Allowance for	Unrealized	Unrealized	Estimated Fair	% of
	Cost	Credit Losses	Gains	Losses	Value	Total
Available-for-sale:
Corporate	$54,705	$82	$642	$4,274	$50,991	65.7%
Canadian government	4,655	—	412	51	5,016	6.5
Japanese government	5,319	—	1	875	4,445	5.7
ABS	5,197	15	42	184	5,040	6.5
CMBS	2,344	1	22	98	2,267	2.9
RMBS	1,412	—	12	107	1,317	1.7
U.S. government	2,734	—	11	281	2,464	3.2
State and political subdivisions	789	—	3	99	693	0.9
Other foreign government	5,752	—	56	424	5,384	6.9
Total fixed maturity securities	$82,907	$98	$1,201	$6,393	$77,617	100.0%
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers, including certain agencies, greater than 10% of the Company’s equity are disclosed below, as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Japanese government	$7,207	$6,105	$5,319	$4,445
U.S. government	2,191	1,963	2,734	2,464
Canadian province of Quebec	1,560	1,773	1,537	1,741
Canadian province of Ontario	1,149	1,249	1,117	1,207
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of March 31, 2025, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$2,112	$2,128
Due after one year through five years	12,720	12,694
Due after five years through ten years	14,833	14,610
Due after ten years	50,473	45,786
Structured securities	9,571	9,289
Total	$89,709	$84,507
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of March 31, 2025 and December 31, 2024 (dollars in millions):

March 31, 2025:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$18,647	$17,470	31.4%
Industrial	30,662	28,958	52.0
Utility	9,969	9,292	16.6
Total	$59,278	$55,720	100.0%

December 31, 2024:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$17,905	$16,673	32.7%
Industrial	28,267	26,476	51.9
Utility	8,533	7,842	15.4
Total	$54,705	$50,991	100.0%

Allowance for Credit Losses and Impairments – Fixed Maturity Securities Available-for-Sale
As discussed in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2024 Annual Report, allowances for credit losses on fixed maturity securities are recognized in investment related gains (losses), net. The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. Any remaining difference between the fair value and amortized cost is recognized in OCI.
The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the three months ended March 31, 2025 and 2024 (dollars in millions):

For the three months ended March 31, 2025:
	Corporate	ABS	CMBS	Total
Balance, beginning of year	$82	$15	$1	$98
Credit losses recognized on securities for which credit losses were not previously recorded	10	—	—	10
Reductions for securities sold during the period	(2)	—	—	(2)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(1)	—	(1)	(2)
Foreign currency translation	(1)	—	—	(1)
Balance, end of period	$88	$15	$—	$103

For the three months ended March 31, 2024:
	Corporate	ABS	CMBS	Total
Balance, beginning of year	$62	$12	$1	$75
Credit losses recognized on securities for which credit losses were not previously recorded	30	—	—	30
Reductions for securities sold during the period	(8)	—	—	(8)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(5)	3	—	(2)
Foreign currency translation	—	—	—	—
Balance, end of period	$79	$15	$1	$95
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
The following tables present the estimated fair value and gross unrealized losses for the 6,260 and 6,401 fixed maturity securities for which both the estimated fair value had declined and remained below amortized cost and an allowance for credit loss has not been recorded as of March 31, 2025 and December 31, 2024, respectively (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
March 31, 2025:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$14,280	$481	$19,066	$3,610	$33,346	$4,091
Canadian government	185	3	438	45	623	48
Japanese government	348	8	4,119	1,123	4,467	1,131
ABS	1,580	19	1,446	149	3,026	168
CMBS	360	7	937	78	1,297	85
RMBS	219	3	600	84	819	87
U.S. government	202	4	673	244	875	248
State and political subdivisions	112	3	434	83	546	86
Other foreign government	1,308	49	1,757	348	3,065	397
Total investment grade securities	18,594	577	29,470	5,764	48,064	6,341
Below investment grade securities:
Corporate	758	22	280	36	1,038	58
ABS	5	1	31	6	36	7
Other foreign government	—	—	130	38	130	38
Total below investment grade securities	763	23	441	80	1,204	103
Total fixed maturity securities	$19,357	$600	$29,911	$5,844	$49,268	$6,444

	Less than 12 months		12 months or greater		Total
December 31, 2024:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$14,741	$529	$18,851	$3,682	$33,592	$4,211
Canadian government	286	5	469	46	755	51
Japanese government	2,037	192	2,365	683	4,402	875
ABS	940	19	1,730	159	2,670	178
CMBS	333	4	980	91	1,313	95
RMBS	354	7	593	100	947	107
U.S. government	792	15	656	266	1,448	281
State and political subdivisions	155	7	417	92	572	99
Other foreign government	1,408	42	1,816	344	3,224	386
Total investment grade securities	21,046	820	27,877	5,463	48,923	6,283
Below investment grade securities:
Corporate	347	7	347	50	694	57
ABS	101	1	40	5	141	6
Other foreign government	—	—	130	38	130	38
Total below investment grade securities	448	8	517	93	965	101
Total fixed maturity securities	$21,494	$828	$28,394	$5,556	$49,888	$6,384
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

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	Three months ended March 31,
	2025	2024
Fixed maturity securities available-for-sale	$1,063	$760
Equity securities	2	2
Mortgage loans	119	90
Policy loans	18	14
Funds withheld at interest	66	89
Limited partnerships and real estate joint ventures	(15)	7
Short-term investments and cash and cash equivalents	36	34
Other invested assets	(5)	4
Investment income	1,284	1,000
Investment expense	(52)	(39)
Net investment income	$1,232	$961
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	Three months ended March 31,
	2025	2024
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$(6)	$(20)
Realized gains on investment activity	36	32
Realized losses on investment activity	(87)	(134)
Net gains (losses) on equity securities	(1)	4
Change in mortgage loan allowance for credit losses	4	(10)
Limited partnerships and real estate joint ventures impairment losses	(5)	(8)
Change in fair value of certain limited partnership investments	(7)	1
Net losses on freestanding derivatives	(2)	(99)
Net gains (losses) on embedded derivatives	(11)	77
Other, net	—	8
Total investment related gains (losses), net	$(79)	$(149)

Collateral Arrangements
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of invested assets as collateral. Pledged invested assets are included in the condensed consolidated balance sheets. Invested assets received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of March 31, 2025 and December 31, 2024, none of the collateral received had been sold or repledged.
The Company also holds invested assets on deposit to meet regulatory requirements and holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties.
The following table includes invested assets on deposit, invested assets pledged and received as collateral, assets in trust held to satisfy collateral requirements and FHLB common stock restricted as to sale as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Invested assets on deposit (regulatory deposits)	$10	$9	$10	$8
Invested assets pledged as collateral	1,307	1,095	1,200	1,046
Invested assets received as collateral	n/a	2,319	n/a	2,233
Assets in trust held to satisfy collateral requirements	54,053	51,343	47,162	44,473
FHLB common stock restricted as to sale	71	71	71	71
Securities Lending and Repurchase/Reverse Repurchase Agreements
The following table provides the estimated fair value of securities relating to securities lending and repurchase/reverse repurchase agreements as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025			December 31, 2024
	Securities Loaned, Pledged, or Sold (1)	Securities Borrowed or Collateral Received from Counterparties (2)	Cash Collateral Received from Counterparties (3)	Securities Loaned, Pledged, or Sold (1)	Securities Borrowed or Collateral Received from Counterparties (2)	Cash Collateral Received from Counterparties (3)
Securities lending transactions	$835	$1,078	$—	$836	$1,093	$—
Repurchase/reverse repurchase transactions	1,808	689	1,005	1,781	688	982
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

The following table presents the estimated fair value of securities by the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025					December 31, 2024
	Remaining Contractual Maturity of the Agreements					Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$76	$143	$204	$423	$—	$75	$7	$333	$415
Japanese government	—	236	—	72	308	—	227	—	75	302
ABS	—	—	17	3	20	—	—	17	3	20
CMBS	—	—	46	—	46	—	—	46	—	46
RMBS	—	—	12	—	12	—	—	13	6	19
U.S. government	—	—	—	—	—	—	—	—	8	8
State and political subdivisions	—	—	—	6	6	—	—	—	6	6
Other foreign government	—	—	11	9	20	—	—	—	20	20
Total	—	312	229	294	835	—	302	83	451	836
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	521	521	—	—	—	527	527
Japanese government	—	—	—	374	374	—	—	214	144	358
ABS	—	—	—	210	210	—	—	27	251	278
CMBS	—	—	—	262	262	—	—	49	184	233
RMBS	—	—	—	102	102	—	—	7	42	49
U.S. government	—	—	—	262	262	—	—	—	257	257
Other foreign government	—	—	—	77	77	—	—	—	79	79
Total	—	—	—	1,808	1,808	—	—	297	1,484	1,781
Total transactions	$—	$312	$229	$2,102	$2,643	$—	$302	$380	$1,935	$2,617
Mortgage Loans
As of March 31, 2025, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (13.1%), Texas (10.6%) and Washington (5.8%), in addition to loans secured by properties in Canada (6.5%) and the United Kingdom (2.3%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial:
Office	$1,696	17.9%	$1,717	19.2%
Retail	2,944	31.2	2,925	32.7
Industrial	2,963	31.4	2,714	30.3
Apartment	1,213	12.8	1,121	12.5
Hotel	441	4.7	443	4.9
Other commercial	102	1.1	32	0.4
Total commercial	9,359	99.1	8,952	100.0
Residential	82	0.9	—	—
Recorded investment	9,441	100.0%	8,952	100.0%
Unamortized balance of loan origination fees and expenses	(21)		(20)
Allowance for credit losses	(89)		(93)
Total mortgage loans	$9,331		$8,839

Commercial Loans
The following table presents the maturities of the Company’s recorded investment in commercial mortgage loans as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025		December 31, 2024
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$4,215	45.0%	$3,984	44.5%
Due after five years through ten years	4,301	46.0	3,959	44.2
Due after ten years	843	9.0	1,009	11.3
Total commercial	$9,359	100.0%	$8,952	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in commercial mortgage loans as of March 31, 2025 and December 31, 2024 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
March 31, 2025:
Loan-to-Value Ratio
0% – 59.99%	$4,186	$167	$98	$4	$4,455	47.6%
60% – 69.99%	2,420	232	76	46	2,774	29.6
70% – 79.99%	1,179	218	68	—	1,465	15.7
80% or greater	446	36	183	—	665	7.1
Total commercial	$8,231	$653	$425	$50	$9,359	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2024:
Loan-to-Value Ratio
0% – 59.99%	$4,017	$189	$42	$7	$4,255	47.5%
60% – 69.99%	2,298	184	51	46	2,579	28.8
70% – 79.99%	1,205	178	47	—	1,430	16.0
80% or greater	523	45	120	—	688	7.7
Total commercial	$8,043	$596	$260	$53	$8,952	100.0%
The following tables set forth credit quality grades by year of origination of the Company’s recorded investment in commercial mortgage loans as of March 31, 2025 and December 31, 2024 (dollars in millions):

	Recorded Investment
	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
March 31, 2025:
Internal credit quality grade:
High investment grade	$28	$592	$435	$539	$600	$1,967	$4,161
Investment grade	518	1,269	746	793	403	1,067	4,796
Average	—	—	19	—	36	206	261
Watch list	—	—	—	—	—	135	135
In or near default	—	—	—	—	—	6	6
Total commercial	$546	$1,861	$1,200	$1,332	$1,039	$3,381	$9,359

	Recorded Investment
	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
December 31, 2024:
Internal credit quality grade:
High investment grade	$593	$436	$543	$600	$246	$1,828	$4,246
Investment grade	1,270	750	806	404	219	850	4,299
Average	—	19	—	36	18	203	276
Watch list	—	—	—	—	—	125	125
In or near default	—	—	—	—	—	6	6
Total commercial	$1,863	$1,205	$1,349	$1,040	$483	$3,012	$8,952
The following table presents the current and past due composition of the Company’s recorded investment in commercial mortgage loans as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025	December 31, 2024
Current	$9,311	$8,934
31 – 60 days past due	42	12
Greater than 90 days past due	6	6
Total commercial	$9,359	$8,952
The following table presents information regarding the Company’s allowance for credit losses for commercial mortgage loans for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three months ended March 31,
	2025	2024
Balance, beginning of period	$93	$67
Provision (release) of credit losses	(6)	11
Write-offs, net of recoveries	—	(1)
Balance, end of period	$87	$77
The Company modified three mortgage loans and two mortgage loans for borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024, respectively, providing interest only payments, maturity extensions or payment deferrals. The total recorded investment before allowance for credit losses for the modified loans was $19 million and $21 million as of March 31, 2025 and 2024, respectively.
The Company had one mortgage loan in the amount of $6 million and three mortgage loans in the amount of $23 million that were on nonaccrual status as of March 31, 2025 and 2024, respectively. The Company did not convert any mortgage loans to owned properties through a deed in lieu of foreclosure during the three months ended March 31, 2025 and 2024. The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2025 and 2024.
Residential Loans
The Company had residential mortgage loans totaling $82 million as of March 31, 2025. The allowance for credit losses of residential mortgage loans was $2 million as of March 31, 2025. The Company’s primary credit quality indicator for residential mortgage loans is whether the loan is performing or nonperforming. All residential mortgage loans were performing as of March 31, 2025. The Company did not have any residential mortgage loans modified or placed on non-accrual status as of March 31, 2025.
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

Funds Withheld at Interest
As of March 31, 2025, $2.9 billion of the funds withheld at interest balance is primarily associated with two clients. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of March 31, 2025 and December 31, 2024 are as follows (dollars in millions):

	March 31, 2025	December 31, 2024
Limited partnerships – equity method	$1,146	$1,067
Limited partnerships – fair value	963	966
Limited partnerships – cost method	65	64
Real estate joint ventures	1,054	970
Total limited partnerships and real estate joint ventures	$3,228	$3,067
Other Invested Assets
Other invested assets include lifetime mortgages, derivative contracts and FHLB common stock. Other invested assets also includes real estate held for investment, which is included in “Other” in the table below. As of March 31, 2025 and December 31, 2024, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of March 31, 2025 and December 31, 2024 are as follows (dollars in millions):

	March 31, 2025	December 31, 2024
Lifetime mortgages	$1,043	$984
Derivatives	114	121
FHLB common stock	71	71
Other	67	66
Total other invested assets	$1,295	$1,242
NOTE 11 DERIVATIVE INSTRUMENTS
See Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2024 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. See Note 12 – “Fair Value of Assets and Liabilities” for additional disclosures related to the fair value hierarchy for derivative instruments, including embedded derivatives.
Commonly used derivative instruments include, but are not necessarily limited to: interest rate swaps, interest rate options, total return swaps, interest rate futures, foreign currency swaps, foreign currency forwards, foreign currency options, equity options, equity futures, credit default swaps (single name and index), options on credit default index swaps, consumer price index (“CPI”) swaps, forward bond purchase commitments, synthetic guaranteed investment contracts (“GICs”), other derivatives and embedded derivatives. For detailed information on these derivative instruments and the related strategies, see Note 12 – “Derivative Instruments” of the Company’s 2024 Annual Report.

Summary of Derivative Positions
Freestanding derivatives, except for other swaps, are included in other invested assets or other liabilities, at fair value. Other swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest or funds withheld payable, at fair value. Embedded derivative liabilities on indexed products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of March 31, 2025 and December 31, 2024 (dollars in millions):

		March 31, 2025			December 31, 2024
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,886	$6	$14	$1,848	$6	$20
Interest rate options	Interest rate	2,273	3	—	1,773	1	—
Total return swaps	Interest rate	865	—	25	956	—	14
Foreign currency swaps	Foreign currency	150	42	—	150	47	—
Foreign currency forwards	Foreign currency	1,101	3	20	1,148	9	37
Foreign currency options	Foreign currency	430	—	—	430	1	—
Equity options	Equity	669	11	2	255	5	1
Equity futures	Equity	223	—	—	209	—	—
Credit default swaps	Credit	4,165	2	21	2,661	4	6
Credit default index swaps options	Credit	250	—	—	—	—	—
Other swaps	Credit	1,300	1	1	1,300	2	2
CPI swaps	CPI	394	4	5	408	6	2
Synthetic GICs	Interest rate	16,176	—	—	15,362	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	285	351	—	283	338
Indexed products		—	—	383	—	—	435
Total non-designated derivatives		29,882	357	822	26,500	364	855
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate	3,301	27	72	3,336	5	103
Forward bond purchase commitments	Interest rate	2,507	3	202	2,020	—	206
Foreign currency swaps	Foreign currency	2,008	6	160	2,008	7	159
Foreign currency forwards	Foreign currency	1,933	47	5	1,966	94	—
Total hedging derivatives		9,749	83	439	9,330	106	468
Total derivatives		$39,631	$440	$1,261	$35,830	$470	$1,323

Fair Value Hedges
The Company designates and reports the following as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging: (i) certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets; and (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities. The gain or loss on the hedged item attributable to a change in interest rates or foreign currency and the offsetting gain or loss on the related interest rate or foreign currency swaps for the three months ended March 31, 2025 and 2024 are as follows (dollars in millions):

Derivative Type	Hedged Item	Investment Related Gains (Losses), Net		Claims and Other Policy Benefits		Interest Credited
		Derivatives	Hedged Items	Derivatives	Hedged Items	Derivatives	Hedged Items
For the three months ended March 31, 2025:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$—	$—	$—	$—	$—	$—
Interest rate swaps	Future policy benefits	—	—	13	(13)	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	20	(25)
For the three months ended March 31, 2024:
Foreign currency swaps	Foreign-denominated fixed maturity securities	(1)	—	—	—	—	—
Interest rate swaps	Future policy benefits	—	—	—	—	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	(2)	1
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges (dollars in millions):

Hedged Item	Carrying Amount of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets / (Liabilities)		Discontinued Fair Value Hedge Adjustments Included in the Cumulative Adjustments
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Future policy benefits	$(580)	$(508)	$(6)	$7	$8	$—
Interest-sensitive contract liabilities	(998)	(1,111)	(14)	11	10	—
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
The following table presents the cash flow hedge components of AOCI, before income taxes, and where the gain or loss related to cash flow hedges is recognized on the condensed consolidated income statement classification for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three months ended March 31,
	2025	2024
Balance, beginning of period	$(495)	$(218)
Gains (losses), net deferred in other comprehensive income (loss)	(6)	(86)
Amounts reclassified to net investment income	18	8
Amounts reclassified to interest expense	(2)	(3)
Balance, end of period	$(485)	$(299)
As of March 31, 2025, approximately $75 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to net investment income during the next twelve months. For the same time period, approximately $7 million of before-tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.

The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income for the three months ended March 31, 2025 and 2024 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
		Net Investment Income	Interest Expense
For the three months ended March 31, 2025:
Interest rate	$12	$(1)	$2
Foreign currency	(18)	(17)	—
Total	$(6)	$(18)	$2
For the three months ended March 31, 2024:
Interest rate	$(57)	$(3)	$3
Foreign currency	(29)	(5)	—
Total	$(86)	$(8)	$3
For the three months ended March 31, 2025 and 2024, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	For the three months ended March 31,
Derivative Type	2025	2024
Foreign currency forwards	$(15)	$25
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $298 million and $313 million as of March 31, 2025 and December 31, 2024, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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

A summary of the effect of non-qualifying derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three months ended March 31, 2025 and 2024 is as follows (dollars in millions):

		Gains (Losses) for the three months ended March 31,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2025	2024
Interest rate swaps	Investment related gains (losses), net	$6	$(31)
Interest rate options	Investment related gains (losses), net	—	(3)
Total return swaps	Investment related gains (losses), net	(6)	4
Interest rate futures	Investment related gains (losses), net	—	1
Foreign currency swaps	Investment related gains (losses), net	(3)	14
Foreign currency forwards	Investment related gains (losses), net	22	(64)
Foreign currency options	Investment related gains (losses), net	(1)	—
Equity options	Investment related gains (losses), net	(6)	(4)
Equity futures	Investment related gains (losses), net	9	(17)
Credit default swaps	Investment related gains (losses), net	(18)	2
CPI swaps	Investment related gains (losses), net	(5)	—
Subtotal		(2)	(98)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(11)	77
Indexed products	Interest credited	24	(20)
Total non-qualifying derivatives		$11	$(41)
Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA/A
Single name credit default swaps	$(21)	$410	17.3	$(5)	$410	17.5
BBB
Single name credit default swaps	3	155	2.2	3	150	2.3
Credit default swaps referencing indices	(1)	3,585	5.2	—	2,086	5.1
Subtotal	2	3,740	5.1	3	2,236	4.9
BB
Single name credit default swaps	—	5	1.2	—	5	1.5
B
Single name credit default swaps	—	10	1.0	—	10	1.2
Total	$(19)	$4,165	6.3	$(2)	$2,661	6.8
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

The following table provides information relating to the netting of the Company’s derivative instruments as of March 31, 2025 and December 31, 2024 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments/Collateral (1)	Net Amount
March 31, 2025:
Derivative assets	$155	$(39)	$116	$(116)	$—
Derivative liabilities	527	(39)	488	(488)	—
December 31, 2024:
Derivative assets	$187	$(64)	$123	$(123)	$—
Derivative liabilities	550	(64)	486	(486)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of March 31, 2025, the Company had credit exposure of $15 million.
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
For a discussion of the Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2024 Annual Report.
See Note 7 – “Market Risk Benefits” for information about fair value measurement of market risk benefits.

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are summarized below (dollars in millions):

March 31, 2025:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$55,720	$—	$47,498	$8,222
Canadian government	4,996	—	4,996	—
Japanese government	6,105	—	6,105	—
ABS	5,520	—	3,625	1,895
CMBS	2,267	—	2,254	13
RMBS	1,502	—	1,502	—
U.S. government	1,963	1,886	73	4
State and political subdivisions	722	—	722	—
Other foreign government	5,712	—	5,682	30
Total fixed maturity securities available-for-sale	84,507	1,886	72,457	10,164
Equity securities	153	66	—	87
Funds withheld at interest – embedded derivatives	(216)	—	—	(216)
Funds withheld at interest	57	—	—	57
Cash equivalents	3,873	3,862	11	—
Short-term investments	399	303	93	3
Other invested assets:
Derivatives	114	—	114	—
Other	17	—	17	—
Total other invested assets	131	—	131	—
Other assets – derivatives	1	—	—	1
Total	$88,905	$6,117	$72,692	$10,096
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$383	$—	$—	$383
Other liabilities:
Funds withheld at interest – embedded derivatives	(150)	—	—	(150)
Derivatives	488	—	487	1
Total	$721	$—	$487	$234
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of March 31, 2025, the fair value of such investments was $963 million.

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

Quantitative Information Regarding Internally Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of March 31, 2025 and December 31, 2024 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Input	Range (Weighted Average)
	March 31, 2025	December 31, 2024			March 31, 2025	December 31, 2024
Assets:
Corporate	$352	$99	Market comparable securities	Liquidity premium	2%	2%
				EBITDA Multiple	6.2x-11.0x (9.3x)	6.7x-11.0x (9.7x)
ABS	677	564	Market comparable securities	Liquidity premium	0-20% (5%)	0-10% (3%)
U.S. government	4	—	Market comparable securities	Liquidity premium	0-1% (1%)	—
Equity securities	31	33	Market comparable securities	Liquidity premium	4%	4%
				EBITDA Multiple	7.4x-11.8x (10.5x)	7.4x-12.8x (10.9x)
Funds withheld at interest – embedded derivatives	24	22	Total return swap	Mortality	0-100% (4%)	0-100% (3%)
				Lapse	0-35% (18%)	0-35% (18%)
				Withdrawal	0-10% (5%)	0-10% (4%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-4% (2%)	1-4% (2%)
Other assets – derivatives	1	2	Credit default swap	Credit spread	0-1% (0%)	0-1% (0%)
				Probability of default	0-7% (0%)	0-8% (0%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed products	383	435	Discounted cash flow	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (17%)	0-35% (17%)
				Withdrawal	0-10% (4%)	0-10% (4%)
				Option budget projection	1-4% (2%)	1-4% (2%)
Other liabilities – derivatives	1	2	Credit default swap	Credit spread	0-1% (0%)	0-1% (0%)
				Probability of default	0-7% (0%)	0-8% (0%)

Changes in Level 3 Assets and Liabilities
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Transfers out of Level 3 are primarily the result of the Company obtaining observable pricing information or a third-party pricing quotation that appropriately reflects the fair value of those assets and liabilities. The Company had Level 3 other swap assets and liabilities that on a gross and net basis were not material for the three months ended March 31, 2025.
For further information on the Company’s valuation processes, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2024 Annual Report.
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended March 31, 2025:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Cash equivalents	Short-term investments
Fair value, beginning of period	$6,854	$30	$1,799	$5	$88	$—	$11	$(55)	$56	$(435)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	4	—	2	—	—	—	—	—	(1)	—
Investment related gains (losses), net	(7)	—	1	—	—	—	—	(11)	—	—
Interest credited	—	—	—	—	—	—	—		—	24
Included in other comprehensive income (loss)	39	—	20	—	—	—	—	—	2	—
Purchases (2)	1,514	—	196	—	—	—	—	—	—	7
Sales (2)	(44)	—	—	—	(1)	—	—	—	—	—
Settlements (2)	(140)	—	(114)	(1)	—	—	(6)	—	—	21
Transfers into Level 3	2	—	10	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	(6)	—	—	—	(2)	—	—	—
Fair value, end of period	$8,222	$30	$1,908	$4	$87	$—	$3	$(66)	$57	$(383)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$1	$—	$—	$—	$—	$—	$(1)	$—
Investment related gains (losses), net	(8)	—	—	—	1	—	—	(11)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	3
Included in other comprehensive income (loss)	40	—	21	—	—	—	—	—	2	—
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
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. For the three months ended March 31, 2025 and 2024, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of March 31, 2025 and December 31, 2024 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2024 Annual Report. This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

March 31, 2025:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$9,331	$8,864	$—	$—	$8,864
Policy loans	1,284	1,284	—	1,284	—
Funds withheld at interest	5,487	5,187	—	—	5,187
Limited partnerships – cost method	65	86	—	—	86
Cash and cash equivalents	1,278	1,278	1,278	—	—
Short-term investments	55	55	55	—	—
Other invested assets	1,123	912	3	71	838
Accrued investment income	1,059	1,059	—	1,059	—
Liabilities:
Interest-sensitive contract liabilities (2)	$27,262	$27,140	$—	$—	$27,140
Funds withheld at interest	5,039	4,817	—	—	4,817
Long-term debt	5,734	5,593	—	—	5,593

December 31, 2024:
Assets:
Mortgage loans	$8,839	$8,422	$—	$—	$8,422
Policy loans	1,321	1,321	—	1,321	—
Funds withheld at interest	5,596	5,296	—	—	5,296
Limited partnerships – cost method	64	88	—	—	88
Cash and cash equivalents	1,271	1,271	1,271	—	—
Short-term investments	50	50	50	—	—
Other invested assets	1,064	862	3	71	788
Accrued investment income	986	986	—	986	—
Liabilities:
Interest-sensitive contract liabilities (2)	$25,817	$25,540	$—	$—	$25,540
Funds withheld at interest	5,177	4,960	—	—	4,960
Long-term debt	5,042	4,836	—	—	4,836
(1)Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
(2)Carrying values and estimated fair values presented herein include a reinsurance recoverable of $2.0 billion as of March 31, 2025 and December 31, 2024.
NOTE 13 INCOME TAX
The effective tax rate for the three months ended March 31, 2025 was 22.2% on pre-tax income. The tax rate was higher than the U.S. statutory rate of 21% primarily due to income earned in foreign jurisdictions with higher statutory tax rates than the U.S., partially offset with benefits due to adjustments to the valuation allowance and benefits received from taxes paid in foreign jurisdictions. The effective tax rate for the three months ending March 31, 2024 was 22.0% on pre-tax income. The tax rate was higher than the U.S. statutory rate primarily due to income earned in foreign jurisdictions and adjustments to the valuation allowance. These increases were partially offset with benefits in tax bases of foreign jurisdictions.
The Organization for Economic Cooperation and Development developed Model Global Anti-Base Erosion (“GloBE”) rules under Pillar II establishing a Global Minimum Tax to ensure multinational enterprises with consolidated revenue of more than EUR 750 million pay at least an effective tax rate of 15% on income arising in each jurisdiction in which they operate. As of March 31, 2025, many of the jurisdictions in which RGA operates enacted Pillar II legislation into domestic law with an effective date of either January 1, 2024 or January 1, 2025. The tax impact for Pillar II was immaterial for the quarter ended March 31, 2025.
The Inflation Reduction Act of 2022 (“the Act”) was enacted in 2022. For tax years ending after December 31, 2022, the Act imposes a 15% minimum tax on adjusted financial statement income for “applicable corporations” with average financial statement income over $1 billion for the previous 3-year period ending in 2022 or after. Based on the current guidance, RGA is not an applicable corporation for 2025. The Act also imposes a 1% excise tax on stock buybacks of a publicly traded corporation. The Act is not expected to have a material impact to the Company’s tax expense.
Bermuda enacted the Corporate Income Tax Act of 2023 on December 27, 2023. The Bermuda corporate income tax regime establishes a statutory tax rate of 15% and is applicable to multinational companies with annual revenue of EUR 750 million or more. The corporate income tax regime is effective for fiscal years beginning on or after January 1, 2025. The tax impact for Bermuda was immaterial for the quarter ended March 31, 2025.

NOTE 14 EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three months ended March 31, 2025 and 2024 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Service cost	$4	$3	$—	$—
Interest cost	3	3	1	1
Expected return on plan assets	(4)	(3)	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of prior actuarial losses	—	1	—	—
Net periodic benefit cost	$3	$4	$1	$1
NOTE 15 COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of March 31, 2025 and December 31, 2024, are presented in the following table (dollars in millions):

	March 31, 2025	December 31, 2024
Limited partnerships and real estate joint ventures	$1,028	$1,103
Mortgage loans	193	81
Bank loans and private placements	2,072	1,950
Lifetime mortgages	103	103
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for current expected credit losses associated with unfunded commitments as of March 31, 2025 and December 31, 2024.
Pending Reinsurance Transaction
In February 2025, the Company’s subsidiary RGA Reinsurance Company (“RGA Re”) entered into a Master Transaction Agreement (the “Agreement”) with subsidiaries of Equitable Holdings, Inc. (collectively, the “Counterparty”). Pursuant to the Agreement, RGA Re will enter into coinsurance and modified coinsurance agreements with the Counterparty pursuant to which the Counterparty will cede to RGA Re a 75% quota share of the Counterparty’s in-force individual life insurance liabilities, consisting of $32 billion, on a U.S. statutory basis of accounting, of a diversified mix of life products.
The transaction is expected to close mid-2025 and is subject to regulatory approvals and satisfaction of other closing conditions.
Funding Agreements
Federal Home Loan Bank of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2025 and December 31, 2024, the Company had $1.3 billion of FHLB funding agreements outstanding. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s Funding Agreement Backed Notes (“FABN”) program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of March 31, 2025 and December 31, 2024, the Company had $3.8 billion and $3.2 billion, respectively, of FABN agreements outstanding and are included within interest-sensitive contract liabilities.

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
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right to use asset and lease obligation. As of March 31, 2025, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of March 31, 2025 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	1,867
2036	2,349
2037	5,100
2038	1,750
2039	8,751
2041	258
2046	3,000
2049	4,750
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
NOTE 16 SEGMENT INFORMATION
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

The Corporate and Other revenues primarily include investment income from unallocated invested assets and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated corporate overhead and executive costs, interest expense related to debt and service business expenses. Additionally, Corporate and Other includes results from the Company’s Funding Agreement Backed Notes (“FABN”) issued prior to January 1, 2025. Effective, January 1, 2025, newly issued FABNs are included in the U.S. Financial Solutions segment.
Segment Accounting Policies
The accounting policies of the segments are the same as those described in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements in the 2024 Annual Report.
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
No individual client generated 10% or more of the Company’s total gross premiums and other revenues on a consolidated basis for the three months ended March 31, 2025 and 2024. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
The Company’s significant expenses are (1) adjusted claims and other policy benefits which exclude the non-economic losses at contract inception for direct pension risk transfer single premium business, (2) future policy benefits remeasurement gains and losses, (3) adjusted interest credited, which excludes the change in fair value of embedded derivatives associated with indexed annuities and (4) interest expense.
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

The following tables summarizes the Company’s reportable segment revenues, significant expenses, measure of profit and loss and reconciliations to the Company’s consolidated totals (dollars in millions):

For the three months ended March 31, 2025:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$2,191	$496	$384	$107	$572	$282	$850	$321	$137	$5,340
Reconciliation of revenues:
Investment and derivative gains (losses)										(71)
Change in fair value of funds withheld embedded derivatives										(11)
Funds withheld gains (losses) – investment income										—
Investment income (loss) on unit-linked variable annuities										—
Other revenues (1)										2
Total consolidated revenues										$5,260
Less significant expenses (2):
Adjusted claims and other policy benefits	1,773	200	295	91	483	167	671	145	—
Future policy benefits remeasurement (gains) losses	(25)	(2)	3	—	(8)	(3)	(18)	(3)	—
Adjusted interest credited	29	123	—	—	—	6	—	84	47
Interest expense	—	—	—	—	—	—	—	—	80
Other expenses (3)	274	108	54	5	47	22	91	36	80
Adjusted operating income (loss) before income taxes	$140	$67	$32	$11	$50	$90	$106	$59	$(70)	$485
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(71)
Market risk benefits remeasurement gains (losses)										(29)
Change in fair value of funds withheld embedded derivatives										(11)
Funds withheld gains (losses) – investment income										—
Derivatives – interest credited										(10)
Investment income (loss) on unit-linked variable annuities										—
Interest credited on unit-linked variable annuities										—
Interest expense on uncertain tax positions										—
Other reconciling items (4)										5
Income before income taxes per condensed consolidated statements of income										$369
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

For the three months ended March 31, 2024:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$1,926	$2,281	$385	$27	$525	$225	$791	$189	$122	$6,471
Reconciliation of revenues:
Investment and derivative gains (losses)										(232)
Change in fair value of funds withheld embedded derivatives										77
Funds withheld gains (losses) – investment income										2
Investment income (loss) on unit-linked variable annuities										(1)
Other revenues (1)										20
Total consolidated revenues										$6,337
Less significant expenses (2):
Adjusted claims and other policy benefits	1,572	1,956	283	19	424	122	586	47	—
Future policy benefits remeasurement (gains) losses	(21)	2	(3)	—	(5)	2	1	—	—
Adjusted interest credited	19	135	—	—	—	7	—	51	30
Interest expense	—	—	—	—	—	—	—	—	68
Other expenses (3)	228	98	59	1	68	17	95	32	62
Adjusted operating income (loss) before income taxes	$128	$90	$46	$7	$38	$77	$109	$59	$(38)	$516
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(232)
Market risk benefits remeasurement gains (losses)										35
Change in fair value of funds withheld embedded derivatives										77
Funds withheld gains (losses) – investment income										2
Derivatives – interest credited										(13)
Investment income (loss) on unit-linked variable annuities										(1)
Interest credited on unit-linked variable annuities										1
Interest expense on uncertain tax positions										—
Other reconciling items (4)										(113)
Income before income taxes per condensed consolidated statements of income										$272
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

Total assets by segment were as follows (dollars in millions):

As of March 31, 2025:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions
Segment assets (1)(2)	$28,166	$30,363	$5,289	$4,972	$5,155	$8,507	$11,106	$23,632	$11,020	$128,210
(1)Capital expenditures of each reporting segment were immaterial.
(2)Asia Pacific total assets include $18.5 billion of assets from the Company’s Japan operations respectively.

As of December 31, 2024:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions
Segment assets (1)(2)	$27,190	$29,768	$5,069	$5,240	$5,029	$7,826	$10,488	$21,184	$6,881	$118,675
(1)Capital expenditures of each reporting segment were immaterial.
(2)Asia Pacific total assets include $15.9 billion of assets from the Company’s Japan operations.
NOTE 17 FINANCING ACTIVITIES
On March 3, 2025, the Company issued 6.65% fixed-rate reset subordinated debentures due 2055 with a face amount of $700 million and will be used for general corporate purposes, including funding the Company’s obligations with respect to the pending reinsurance transactions disclosed in Note 15 – “Commitments, Contingencies and Guarantees.” Capitalized issuance costs are estimated as $9 million.
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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws including, among others, statements relating to projections of the future operations, strategies, earnings, revenues, income or loss, ratios, financial performance and growth potential of the Company and future developments associated with the previously announced transaction relating to the master transaction agreement that a Company subsidiary entered into with subsidiaries of Equitable Holdings, Inc., pursuant to which upon the closing thereof, the Company subsidiary would enter into coinsurance and modified coinsurance agreements with those counterparties (the “Reinsurance Transaction”). Forward-looking statements often contain words and phrases such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “pro forma,” “project,” “should,” “will,” “would,” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. Forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Forward-looking statements are not a guarantee of future performance and are subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.
Factors that could also cause results or events to differ, possibly materially, from those expressed or implied by forward-looking statements, include, among others: (1) adverse changes in mortality, morbidity, lapsation or claims experience, (2) inadequate risk analysis and underwriting, (3) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (4) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (5) the availability and cost of collateral necessary for regulatory reserves and capital, (6) requirements to post collateral or make payments due to declines in the market value of assets subject to the Company’s collateral arrangements, (7) action by regulators who have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (8) the effect of the Company parent’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, (9) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (10) the impairment of other financial institutions and its effect on the Company’s business, (11) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (12) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities that in turn could affect regulatory capital, (13) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (14) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (15) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (16) the stability of and actions by governments and economies in the markets in which the Company operates, including ongoing uncertainties regarding the amount of U.S. sovereign debt and the credit ratings thereof, (17) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (18) financial performance of the Company’s clients, (19) the threat of natural disasters, catastrophes, terrorist attacks, pandemics, epidemics or other major public health issues anywhere in the world where the Company or its clients do business, (20) competitive factors and competitors’ responses to the Company’s initiatives, (21) development and introduction of new products and distribution opportunities, (22) execution of the Company’s entry into new markets, (23) integration of acquired blocks of business and entities, (24) interruption or failure of the Company’s telecommunication, information technology or other operational systems, or the Company’s failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data and intellectual property stored on such systems, (25) adverse developments with respect to litigation, arbitration or regulatory investigations or actions (26) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (27) changes in laws, regulations, and accounting standards applicable to the Company or its business, (28) the Company's ability to complete the Reinsurance Transaction on a timely basis or at all, including as a result of the failure to satisfy any closing conditions, including those related to regulatory approvals, or, if the Reinsurance Transaction is completed, to achieve the expected benefits of the Reinsurance Transaction, and (29) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update these forward-looking statements, even though the Company’s situation may change in the future. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2024 Annual Report, as may be supplemented by Item 1A – “Risk Factors” in the Company’s subsequent Quarterly Reports on Form 10-Q.
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $4.0 trillion of life reinsurance in force and assets of $128.2 billion as of March 31, 2025. Traditional reinsurance includes individual and group life and health, disability and critical illness reinsurance. Financial Solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from Financial Solutions business and income earned on invested assets.
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

Consolidated Results of Operations
A discussion regarding the Company’s financial condition and results of operations for the three months ended March 31, 2025 and 2024 are presented below.
Consolidated income before income taxes
The following table summarizes net income for the periods presented (dollars in millions, except per share data):

For the three months ended March 31,
	2025	2024	2025 vs 2024
Revenues
Net premiums	$4,019	$5,376	$(1,357)
Net investment income	1,232	961	271
Investment related losses, net	(79)	(149)	70
Other revenues	88	149	(61)
Total revenues	5,260	6,337	(1,077)
Benefits and expenses
Claims and other policy benefits	3,822	5,132	(1,310)
Future policy benefits remeasurement gains	(56)	(24)	(32)
Market risk benefits remeasurement (gains) losses	29	(35)	64
Interest credited	299	254	45
Policy acquisition costs and other insurance expenses	417	387	30
Other operating expenses	300	283	17
Interest expense	80	68	12
Total benefits and expenses	4,891	6,065	(1,174)
Income (loss) before income taxes	369	272	97
Provision for income taxes	81	60	21
Net income (loss)	$288	$212	$76
Net income attributable to noncontrolling interest	2	2	—
Net income available to RGA, Inc. shareholders	$286	$210	$76
Earnings per share
Basic earnings per share	$4.33	$3.20	$1.13
Diluted earnings per share	$4.27	$3.16	$1.11
Consolidated results
The increase in income for the three months ended March 31, 2025, was primarily the result of the following:
•During 2024, the Company recognized a non-economic loss at the inception of a single premium pension risk transfer (“PRT”). The non-economic loss at inception is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP.
•A decrease in investment related losses resulting from lower unfavorable impacts from portfolio repositioning and freestanding derivatives.
•Favorable claims and underwriting experience across all segments as compared to the prior period.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations decreased income before income taxes by $8 million primarily due to the weakening of the Canadian dollar as compared to the U.S. Dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Investment related gains and losses
The decrease in investment related losses, net is attributable to the following:
•During 2025 and 2024, the Company repositioned its investment portfolio to generate higher yields which led to net capital losses of $51 million and $102 million, respectively.
•Changes in the fair value of freestanding derivatives increased investment related losses, net by $2 million in 2025, compared to $99 million in 2024.
•The Company incurred $8 million and $39 million of changes in allowance for credit losses and impairments during the three months ended March 31, 2025 and 2024, respectively.

The decrease in investment related losses, net was partially offset by the following:
•Changes in the fair value of embedded derivatives associated with modco/funds withheld treaties, increased investment related losses, net by $11 million in 2025, compared to a decrease in investment related losses, net of $77 million in 2024.
See the Investment section within Management Discussion and Analysis, Note 10 – “Investments” and Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the changes in allowance for credit losses, impairment losses and derivatives.
Market risk benefits
Market risk benefits represents the impact related to market risk benefits, which consist of guaranteed minimum benefits associated with the Company’s reinsurance of variable and indexed annuities. The changes in fair value of the freestanding derivatives purchased by the Company to hedge the liability are reflected in investment related gains (losses), net. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, decreased income before income taxes by $3 million and $9 million in 2025 and 2024, respectively.
Non-economic changes in insurance liabilities
Non-economic changes in insurance liabilities include the initial loss on PRT transactions, net of amortization and changes in the fair value of embedded derivatives associated with the Company’s reinsurance of indexed products. The initial loss at inception of a PRT transaction is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP. During 2025 and 2024, the Company incurred non-economic losses of $6 million and $136 million, respectively.
Income taxes
The effective tax rate on a consolidated basis was 22.2% and 22.0% for 2025 and 2024, respectively. The effective tax rate for 2024 was greater than the U.S. Statutory rate of 21.0% primarily due to income in non-U.S. jurisdictions which were partially offset by the release of valuation allowances in non-U.S. jurisdictions. See Note 13 – “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information.
Consolidated adjusted operating income before income taxes
Non-GAAP Measure – Adjusted operating income before income taxes is not determined in accordance with U.S. GAAP. The Company principally uses adjusted operating income before income taxes in evaluating performance because the Company believes that such measure, when reviewed in conjunction with relevant U.S. GAAP measure (i.e., income before income taxes), presents a clearer picture of its operating performance and assist the Company in the allocation of its resources. The Company believes that this non-GAAP financial measure provides investors and other third parties with a better understanding of the Company’s results of operations, financial statements and the underlying profitability drivers and trends of the Company’s businesses by excluding specified items which may not be indicative of the Company’s ongoing operating performance and may fluctuate significantly from period to period. This measure should be considered supplementary to the Company’s financial results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way the Company calculates such measures. Consequently, the Company’s non-GAAP financial measures may not be comparable to similar measures used by other companies.
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

See “Segment Accounting Policies” within Note 16 – “Segment Information” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the presentation of segment results and the Company’s definition of adjusted operating income.
Reconciliation of income before income taxes to adjusted operating income (loss) before income taxes
The reconciliation of income before income taxes to adjusted operating income before income taxes is shown below for the periods presented (dollars in millions):

For the three months ended March 31,
	2025	2024	2025 vs 2024
Income before income taxes	$369	$272	$97
Investment and derivative (gains) losses	71	232	(161)
Market risk benefits remeasurement gains (losses)	29	(35)	64
Change in fair value of funds withheld embedded derivatives	11	(77)	88
Funds withheld (gains) losses – investment income	—	(2)	2
Derivatives – interest credited	10	13	(3)
Investment income on unit-linked variable annuities	—	1	(1)
Interest credited on unit-linked variable annuities	—	(1)	1
Interest expense on uncertain tax positions	—	—	—
Other	(5)	113	(118)
Adjusted operating income before income taxes	$485	$516	$(31)
Three months ended March 31, 2025, compared to the three months ended March 31, 2024
The decrease in adjusted operating income before income taxes in 2025 was primarily the result of the following:
•Variable investment income was a net loss of $8 million for the three months ended March 31, 2025, compared to income of $10 million in the prior year.
•A decrease in other income is due to a reduction in surrender charges related to a decline in lapses on a single premium block of business.
•An increase in operating and financing costs to support new business growth.
The decreases in adjusted operating income were partially offset by the following:
•An increase in investment income attributable to an increase in invested assets and higher new money rates.
•Favorable claims experience across all of the Company’s geographic Traditional segments, particularly the U.S. Traditional segment.
See “Results of Operations by Segment” for additional discussion of current and prior period results of operations.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations increased adjusted operating income before income taxes by $8 million due to the weakening of the Canadian dollar and British Pound as compared to the U.S. Dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The decrease in premiums was primarily due to single premium pension risk transfer (“PRT”) transactions completed during 2024. The PRT single premiums received were offset by an increase in benefits. Excluding the impact of the PRT transaction, premium increased due to organic growth on existing treaties and new business production, measured by the face amount of reinsurance in force, of $131.7 billion during 2025 compared to $109.1 billion during 2024. Consolidated assumed life reinsurance in force increased to $3,950.9 billion as of March 31, 2025, from $3,729.8 billion as of March 31, 2024, due to new business production and changes in foreign exchange rates.

Net investment income
The increase in net investment income was primarily attributable to an increase in the average invested asset base and higher risk-free rates earned on new investments and higher yields earned on alternative and private asset classes, partially offset by a decrease in variable investment income associated with joint venture and limited partnership investments. The following summarizes the primary drivers contributing to the increase in net investment income for the three months ended March 31, 2025 and 2024:
•The average invested assets at amortized cost, excluding spread related business, totaled $44.0 billion and $38.5 billion in 2025 and 2024, respectively.
•The average yield earned on investments, excluding spread related business, was 4.64% and 4.70% in 2025 and 2024, respectively. The decrease in investment yield for the three months ended March 31, 2025, in comparison with the same period in the prior year, was primarily due to decreased variable income from limited partnerships and real estate joint ventures and lower yield on cash and cash equivalents. These decreases were slightly offset by increased yield due to higher new money rates.
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

For the three months ended March 31,
	2025	2024	2025 vs 2024
Total segment revenues	$2,687	$4,207	$(1,520)
Total adjusted benefits and expenses	2,480	3,989	(1,509)
Adjusted operating income before income taxes	$207	$218	$(11)
Adjusted operating income before income taxes for the first three months of 2025 was lower than the first three months of 2024. The decrease in adjusted operating income before income taxes was primarily due to the runoff in asset-intensive, partially offset by favorable claims experience period over period and new business growth in the Traditional segment.

Traditional Reinsurance
The following table sets forth the U.S. and Latin America Traditional segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$1,921	$1,715	$206
Net investment income	268	205	63
Investment related losses, net	(6)	—	(6)
Other revenues	8	6	2
Total segment revenues	2,191	1,926	265
Adjusted benefits and expenses
Adjusted claims and other policy benefits	1,773	1,572	201
Future policy benefits remeasurement gains	(25)	(21)	(4)
Adjusted interest credited	29	19	10
Policy acquisition costs and other insurance expenses	219	175	44
Other operating expenses	55	53	2
Total adjusted benefits and expenses	2,051	1,798	253
Adjusted operating income before income taxes	$140	$128	$12
Key metrics
Life reinsurance in force	$1,840.6 billion	$1,709.1 billion
Future policy benefits remeasurement gains
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(25)	$(21)
Loss ratio (1)	91.0%	90.4%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	11.4%	10.2%
Other operating expenses as a percentage of net premiums	2.9%	3.1%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement gains.
Adjusted operating income before income taxes for the U.S. and Latin America Traditional segment for the first three months of 2025 increased compared to the first three months of 2024 due to new business growth.

Segment revenues
•The increase in net premiums was primarily due to new business growth.
•The increase in net investment income during the three months ended March 31, 2025, was primarily due to a higher invested asset base in 2025 due to new business growth.
Adjusted benefits and expenses
•The increase in adjusted claims and other policy benefits was primarily due to new business growth.
•The slight increase in policy acquisition costs and other insurance expenses as a percentage of net premiums was primarily due to varying allowance levels within coinsurance type arrangements and the mix of new business between coinsurance versus yearly renewable term.
Financial Solutions
The following table sets forth the U.S. and Latin America Financial Solutions segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$109	$1,916	$(1,807)
Net investment income	337	303	34
Investment related gains (losses), net	—	—	—
Other revenues	50	62	(12)
Total segment revenues	496	2,281	(1,785)
Benefits and expenses
Adjusted claims and other policy benefits	200	1,956	(1,756)
Future policy benefits remeasurement (gains) losses	(2)	2	(4)
Adjusted interest credited	123	135	(12)
Policy acquisition costs and other insurance expenses	84	80	4
Other operating expenses	24	18	6
Total adjusted benefits and expenses	429	2,191	(1,762)
Adjusted operating income before income taxes	$67	$90	$(23)
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(2)	$2
The decrease in adjusted operating income before income taxes for the U.S. and Latin America Financial Solutions segment was primarily due to the runoff of asset-intensive business.
Segment revenues
•The decrease in net premiums was primarily due to the single premium pension risk transfer (“PRT”) transactions executed in the prior year.
•The decrease in other revenues is primarily due to the runoff of asset-intensive business.
•The book value of the invested asset base supporting asset-intensive transactions increased to $25.8 billion as of March 31, 2025, from $22.0 billion as of December 31, 2024, resulting in an increase in investment income partially offset by a decrease in variable investment income. As of March 31, 2025 and December 31, 2024, $3.2 billion and $3.3 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% was associated with two clients.
•The increase in the asset base was primarily due to $2.8 billion from new transactions and $1.0 billion of net organic growth.
Adjusted benefits and expenses
•The decrease in adjusted claims and other policy benefits was primarily due to the PRT transactions executed in the prior year.

Canada Operations
The Canada operations are primarily engaged in traditional reinsurance, which consists mainly of traditional individual life reinsurance, and to a lesser extent, creditor, group life and health, critical illness and disability reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional individual life insurance. The Canada Financial Solutions segment consists of longevity, asset-intensive and capital solutions.
The following table sets forth the Canada operating results for the periods indicated (dollars in millions). See additional information in the Traditional and Financial Solutions sections.

For the three months ended March 31,
	2025	2024	2025 vs 2024
Total segment revenues	$491	$412	$79
Total adjusted benefits and expenses	448	359	89
Adjusted operating income before income taxes	$43	$53	$(10)
•The decrease in adjusted operating income before income taxes for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to more favorable experience on the group lines of business in 2024 and unfavorable foreign currency fluctuations in the current period, partially offset by favorable longevity experience.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations in the Canadian dollar resulted in a $3 million decrease in adjusted operating income before income taxes for the three months ended March 31, 2025. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance
The following table sets forth the Canada Traditional segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$319	$318	$1
Net investment income	65	64	1
Investment related gains, net	1	—	1
Other revenues	(1)	3	(4)
Total segment revenues	384	385	(1)
Adjusted benefits and expenses
Adjusted claims and other policy benefits	295	283	12
Future policy benefits remeasurement (gains) losses	3	(3)	6
Adjusted interest credited	—	—	—
Policy acquisition costs and other insurance expenses	41	47	(6)
Other operating expenses	13	12	1
Total adjusted benefits and expenses	352	339	13
Adjusted operating income before income taxes	$32	$46	$(14)
Key metrics
Life reinsurance in force	$478.6 billion	$488.0 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$3	$(3)
Loss ratio (1)	93.4%	88.1%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	12.9%	14.8%
Other operating expenses as a percentage of net premiums	4.1%	3.8%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement (gains) losses.
The decrease in adjusted operating income before income taxes for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to more favorable experience on the group lines of business in 2024 and unfavorable foreign currency fluctuations.
Segment revenues
•The increase in net premiums was primarily due to new group business and organic growth in all lines of business, mostly offset by unfavorable foreign currency fluctuations.

•The segment added new life business production, measured by face amount of life reinsurance in force, of $13.2 billion and $11.5 billion during the first three months of 2025 and 2024, respectively.
Adjusted benefits and expenses
•The increase in the loss ratio for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to more favorable experience on the group lines of business in 2024 and future policy benefits remeasurement losses in 2025 as compared to future policy benefits remeasurement gains in 2024.
Financial Solutions
The following table sets forth the Canada Financial Solutions segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$52	$23	$29
Net investment income	51	1	50
Investment related gains (losses), net	—	—	—
Other revenues	4	3	1
Total segment revenues	107	27	80
Adjusted benefits and expenses
Adjusted claims and other policy benefits	91	19	72
Future policy benefits remeasurement (gains) losses	—	—	—
Adjusted interest credited	—	—	—
Policy acquisition costs and other insurance expenses	5	1	4
Other operating expenses	—	—	—
Total adjusted benefits and expenses	96	20	76
Adjusted operating income before income taxes	$11	$7	$4
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$—	$—
The increase in adjusted operating income before income taxes for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to more favorable experience on longevity business, partially offset by unfavorable currency exchange fluctuations. The increases in net premiums, net investment income, adjusted claims and other policy benefits and policy acquisitions costs and other insurance expenses were due to a new asset-intensive transaction executed in the second quarter of 2024.
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

For the three months ended March 31,
	2025	2024	2025 vs 2024
Total segment revenues	$854	$750	$104
Total adjusted benefits and expenses	714	635	79
Adjusted operating income before income taxes	$140	$115	$25
•The increase in adjusted operating income before income taxes for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to increased net premiums and an increase in net investment income, partially offset by increased adjusted claims and other policy benefits and decreased policy acquisition costs and other insurance expenses.

•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $1 million increase in adjusted operating income before income taxes for the three months ended March 31, 2025. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance
The following table sets forth the EMEA Traditional segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$540	$496	$44
Net investment income	30	27	3
Investment related gains (losses), net	—	—	—
Other revenues	2	2	—
Total segment revenues	572	525	47
Adjusted benefits and expenses
Adjusted claims and other policy benefits	483	424	59
Future policy benefits remeasurement gains	(8)	(5)	(3)
Adjusted interest credited	—	—	—
Policy acquisition costs and other insurance expenses	20	37	(17)
Other operating expenses	27	31	(4)
Total adjusted benefits and expenses	522	487	35
Adjusted operating income before income taxes	$50	$38	$12
Key metrics
Life reinsurance in force	$1,036.7 billion	$985.1 billion
Future policy benefits remeasurement gains
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(8)	$(5)
Loss ratio (1)	88.0%	84.5%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	3.7%	7.5%
Other operating expenses as a percentage of net premiums	5.0%	6.3%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement gains.
The increase in adjusted operating income before income taxes for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to increased net premiums, decreased policy acquisition costs and other insurance expenses, partially offset by increased adjusted claims and other policy benefits.
Segment revenues
•The increase in net premiums was due to increased business volume on new and existing treaties in the first three months of 2025.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $63.4 billion and $38.0 billion during the three months ended March 31, 2025, and the same period in 2024, respectively.
Adjusted benefits and expenses
•The increase in the loss ratio for the first three months of 2025, as compared to the same period in 2024, was primarily due to change in business mix and experience.
•The decrease in policy acquisition costs and other insurance expenses as a percentage of net premiums was largely due to an increase in premiums with lower allowances.

Financial Solutions
The following table sets forth the EMEA Financial Solutions segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$189	$146	$43
Net investment income	85	69	16
Investment related losses,, net	(1)	(1)	—
Other revenues	9	11	(2)
Total segment revenues	282	225	57
Adjusted benefits and expenses
Adjusted claims and other policy benefits	167	122	45
Future policy benefits remeasurement (gains) losses	(3)	2	(5)
Adjusted interest credited	6	7	(1)
Policy acquisition costs and other insurance expenses	1	2	(1)
Other operating expenses	21	15	6
Total adjusted benefits and expenses	192	148	44
Adjusted operating income before income taxes	$90	$77	$13
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(3)	$2
The increase in adjusted operating income before income taxes for the first three months of 2025 was primarily due to increased net investment income and increased net premiums, partially offset by increased adjusted claims and other policy benefits related to closed longevity blocks.
Segment revenues
•The increase in net premiums was primarily due to increased volumes of closed longevity block transactions.
•The increase in net investment income was primarily related to an increase in invested assets supporting the segment.
Adjusted benefits and expenses
•The increase in adjusted claims and other policy benefits was the result of increased volumes of closed block longevity and asset-intensive transactions.
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

For the three months ended March 31,
	2025	2024	2025 vs 2024
Total segment revenues	$1,171	$980	$191
Total adjusted benefits and expenses	1,006	812	194
Adjusted operating income before income taxes	$165	$168	$(3)
•Adjusted operating income before income taxes was relatively unchanged as an increase in revenue was offset by an increase in benefits and other expenses.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $3 million decrease in adjusted operating income before income taxes during the three months ended March 31, 2025. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance
The following table sets forth the Asia Pacific Traditional segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$777	$716	$61
Net investment income	71	65	6
Investment related gains losses, net	(1)	—	(1)
Other revenues	3	10	(7)
Total segment revenues	850	791	59
Adjusted benefits and expenses
Adjusted claims and other policy benefits	671	586	85
Future policy benefits remeasurement (gains) losses	(18)	1	(19)
Adjusted interest credited	—	—	—
Policy acquisition costs and other insurance expenses	39	45	(6)
Other operating expenses	52	50	2
Total adjusted benefits and expenses	744	682	62
Adjusted operating income before income taxes	$106	$109	$(3)
Key metrics
Life reinsurance in force	$561.1 billion	$528.9 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(18)	$1
Loss ratio (1)	84.0%	82.0%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	5.0%	6.3%
Other operating expenses as a percentage of net premiums	6.7%	7.0%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement (gains) losses.
The decrease in adjusted operating income before income taxes was primarily the result of less favorable underwriting results and lower variable investment income partially offset by favorable model updates.
Segment revenues
•The increase in net premiums was primarily due to continued business growth in the segment.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $14.3 billion and $17.6 billion during the three months ended March 31, 2025 and 2024, respectively, due to new business production.
•The increase in net investment income was attributable to higher investment yield partially offset by a decrease in variable investment income.
Adjusted benefits and expenses
•The increase in the loss ratio for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to less favorable claims experience across the segment.

Financial Solutions
The following table sets forth the Asia Pacific Financial Solutions segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$112	$46	$66
Net investment income	196	120	76
Investment related gains, net	7	3	4
Other revenues	6	20	(14)
Total segment revenues	321	189	132
Adjusted benefits and expenses
Adjusted claims and other policy benefits	145	47	98
Future policy benefits remeasurement gains	(3)	—	(3)
Adjusted interest credited	84	51	33
Policy acquisition costs and other insurance expenses	27	25	2
Other operating expenses	9	7	2
Total adjusted benefits and expenses	262	130	132
Adjusted operating income before income taxes	$59	$59	$—
Key metrics
Future policy benefits remeasurement gains
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(3)	$—
Adjusted operating income before income taxes was unchanged year over year, as new business growth was offset by lower variable investment income.
The invested asset base supporting asset-intensive transactions increased to $25.0 billion as of March 31, 2025, from $18.6 billion as of March 31, 2024. The increase in the asset base compared to March 31, 2024, was primarily due to approximately $4.5 billion from recently executed transactions and net organic growth of $1.9 billion from existing in-force blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $2.1 billion and $1.4 billion for the three months ended March 31, 2025 and 2024, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Segment revenues
•The increase in net premiums was related to increased contributions from a single premium asset-intensive transaction executed during the current period.
•The increase in net investment income was the result of a growing asset base, partially offset by lower variable investment income.
•The decrease in other income is due to a reduction in surrender charges related to a decline in lapses on a single premium block of business.
Adjusted benefits and expenses
•The increases in adjusted claims and other policy benefits and adjusted interest credited were driven by new asset-intensive transactions.
Corporate and Other
The Corporate and Other revenues primarily include investment income from unallocated invested assets and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated corporate overhead and executive costs, interest expense related to debt and service business expenses. Additionally, Corporate and Other includes results from the Company’s Funding Agreement Backed Notes (“FABN”) issued prior to January 1, 2025. Effective, January 1, 2025, newly issued FABN issuances are included in the U.S. Financial Solutions segment.

The following table sets forth the Corporate and Other segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$—	$—	$—
Net investment income	129	106	23
Investment related gains, net	3	4	(1)
Other revenues	5	12	(7)
Total segment revenues	137	122	15
Adjusted benefits and expenses
Adjusted claims and other policy benefits	—	—	—
Future policy benefits remeasurement (gains) losses	—	—	—
Adjusted interest credited	47	30	17
Policy acquisition costs and other insurance expenses	(19)	(25)	6
Other operating expenses	99	87	12
Interest expense	80	68	12
Total adjusted benefits and expenses	207	160	47
Adjusted operating loss before income taxes	$(70)	$(38)	$(32)
The increase in adjusted operating loss before income taxes was primarily due to increases in adjusted interest credited, other operating expenses and interest expense, partially offset by higher net investment income.
Segment revenues
•The increase in net investment income was primarily attributable to a higher invested asset base.
Adjusted benefits and expenses
•The increase in adjusted interest credited was primarily attributable to new FABN issuances in the second half of 2024.
•The increase in other operating expenses was primarily attributable to higher information technology expense.
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
Current Market Environment
The Company’s average investment yield, excluding spread related business, for the three months ended March 31, 2025, was 4.64%, 6 basis points below the same period in 2024. The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. Gross unrealized gains on fixed maturity securities available-for-sale increased from $1.2 billion at December 31, 2024, to $1.3 billion at March 31, 2025. Gross unrealized losses remained consistent at $6.4 billion for both December 31, 2024 and March 31, 2025.

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

	Three months ended March 31,
	2025	2024
Interest and dividend income	$33	$33
Interest expense	63	50
Capital contributions to subsidiaries	10	5
Issuance of unaffiliated debt	700	—
Dividends to shareholders	59	56

	March 31, 2025	December 31, 2024
Cash and invested assets	$505	$663
See Item 15, Schedule II – “Condensed Financial Information of the Registrant” in the 2024 Annual Report for additional financial information related to RGA.
The undistributed earnings of substantially all of the Company’s foreign subsidiaries have been reinvested indefinitely in those non-U.S. operations, as described in Note 14 – “Income Tax” in the Notes to Consolidated Financial Statements in the 2024 Annual Report. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds are repatriated.
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
On January 23, 2024, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2019. During the three months ended March 31, 2025, RGA did not repurchase any shares under this program and the entire amount remains available.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.

Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Three months ended March 31,
	2025	2024
Dividends to shareholders	$59	$56
Purchase of common stock (1)	—	—
Total amount paid to shareholders	$59	$56

Number of common shares purchased (1)	—	—
Average price per share	$—	$—
(1)Excludes shares utilized to execute and settle certain stock incentive awards.
In April 2025, RGA’s board of directors declared a quarterly dividend of $0.89 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. On March 13, 2023, the Company entered into a syndicated revolving credit facility with a five year term and an overall capacity of $850 million. As of March 31, 2025, the Company had no cash borrowings outstanding and no letters of credit issued under this facility. Under the terms of the new facility the Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $5.8 billion. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted RGA Inc.’s shareholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-acceleration covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness.
As of March 31, 2025 and December 31, 2024, the Company had $5.8 billion and $5.1 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of March 31, 2025 and December 31, 2024, the average interest rate on long-term debt outstanding was 5.34% and 5.16%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in March 2028. As of March 31, 2025, the Company had no cash borrowings outstanding and no issued letters of credit under this facility.
On March 3, 2025, the Company issued 6.65% fixed-rate reset subordinated debentures due 2055 with a face amount of $700 million, which will be used for general corporate purposes, including funding the Company’s obligations with respect to the pending reinsurance transactions disclosed in Note 15 – “Commitments, Contingencies and Guarantees” in the Notes to Condensed Consolidated Financial Statements. Capitalized issuance costs are estimated as $9 million.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At March 31, 2025, there were approximately $128 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S., Canada and UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2025, $1.0 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand also includes drawing funds under a revolving credit facility, under which the Company had availability of $850 million as of March 31, 2025. The Company also has $570 million of funds available through collateralized borrowings from the FHLB as of March 31, 2025. In addition to these facilities, the Company’s subsidiaries, RGA Reinsurance Company (“RGA Re”) and RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), maintain a $200 million committed credit facility to provide contingent capital to RGA Re and RGA Americas. As of March 31, 2025, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. See Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements in the 2024 Annual Report. The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its cash and cash equivalents as well as its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.

Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital for the three months ended March 31, 2025 and 2024 are summarized as follows (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Sources:
Net cash provided by operating activities	$1,429	$5,736
Proceeds from long-term debt issuance, net	691	—
Change in deposit asset on reinsurance	50	89
Net deposits to investment-type policies and contracts	1,432	1,134
Effect of exchange rate changes on cash	24	—
Total sources	3,626	6,959

Uses:
Net cash used in investing activities	1,695	3,720
Dividends to shareholders	59	56
Principal payments of long-term debt	1	1
Purchases of treasury stock	38	16
Change in cash collateral for derivative positions and other arrangements	8	145
Effect of exchange rate changes on cash	—	56
Total uses	1,801	3,994
Net change in cash and cash equivalents	$1,825	$2,965
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2024 Annual Report, except for the following:
•The Company’s contractual obligations associated with long-term debt, including interest, increased at March 31, 2025, due to the Company’s issuance of $700 million in subordinated debentures on March 3, 2025. See Note 17 – “Financing Activities” for further information.
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
The Company’s liquidity position (cash and cash equivalents and short term investments) was $5.6 billion and $3.7 billion at March 31, 2025 and December 31, 2024, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $71 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB was $1.3 billion at March 31, 2025 and December 31, 2024 which is included in interest-sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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

Portfolio Composition
The Company had total cash and invested assets of $110.7 billion and $101.4 billion as of March 31, 2025 and December 31, 2024, respectively, as illustrated below (dollars in millions):

	March 31, 2025	% of Total	December 31, 2024	% of Total
Fixed maturity securities available-for-sale	$84,507	76.3%	$77,617	76.6%
Equity securities	153	0.1	155	0.2
Mortgage loans	9,331	8.4	8,839	8.7
Policy loans	1,284	1.2	1,321	1.3
Funds withheld at interest	5,328	4.8	5,436	5.4
Limited partnerships and real estate joint ventures	3,228	2.9	3,067	3.0
Short-term investments	454	0.4	363	0.4
Other invested assets	1,295	1.2	1,242	1.2
Cash and cash equivalents	5,151	4.7	3,326	3.2
Total cash and invested assets	$110,731	100.0%	$101,366	100.0%
Investment Yield – Excluding Spread Related Business
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

	Three months ended March 31,
	2025	2024	Increase / (Decrease)
Average invested assets at amortized cost	$44,016	$38,483	$5,533
Net investment income	$502	$444	$58
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.64%	4.70%	(6) bps
VII (included in net investment income)	$(6)	$16	$(22)
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.90%	4.75%	15 bps
Investment yield decreased for the three months ended March 31, 2025, in comparison to the same period in the prior year, primarily due to decreased variable income from limited partnerships and real estate joint ventures and lower yield on cash and cash equivalents. These decreases were slightly offset by increased yield due to higher new money rates.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of March 31, 2025 and December 31, 2024.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. As of March 31, 2025 and December 31, 2024, approximately 94.4% and 94.6%, respectively, of total fixed maturity securities were investment grade.
The Company owns floating rate securities that represent approximately 8.1% of total fixed maturity securities as of both March 31, 2025 and December 31, 2024. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to enhance asset management strategies and match certain interest-sensitive contract liabilities.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 65.9% and 65.7%, respectively, of total fixed maturity securities as of March 31, 2025 and December 31, 2024, respectively. See “Corporate Fixed Maturity Securities” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company’s investments in Canadian government securities represented 5.9% and 6.5%, respectively, of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
As of March 31, 2025 and December 31, 2024, the Company’s investments in Japanese government securities represented 7.2% and 5.7%, respectively, of total fixed maturity securities. These assets are primarily long duration government bonds matching the liability profile of the Company’s Japanese business.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of March 31, 2025 and December 31, 2024 was as follows (dollars in millions):

		March 31, 2025			December 31, 2024
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$58,522	$54,839	64.9%	$54,543	$50,822	65.5%
2	BBB	26,347	24,946	29.5	24,023	22,565	29.1
3	BB	3,880	3,849	4.6	3,422	3,410	4.4
4	B	643	639	0.8	636	577	0.7
5	CCC and lower	287	216	0.2	246	221	0.3
6	In or near default	30	18	—	37	22	—
	Total	$89,709	$84,507	100.0%	$82,907	$77,617	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025			December 31, 2024
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
ABS:
Collateralized loan obligations (“CLOs”)	$2,262	$2,251	24.2%	$2,044	$2,044	23.7%
ABS, excluding CLOs	3,404	3,269	35.2	3,153	2,996	34.7
Total ABS	5,666	5,520	59.4	5,197	5,040	58.4
CMBS	2,334	2,267	24.4	2,344	2,267	26.3
RMBS:
Agency	385	344	3.7	394	344	4.0
Non-agency	1,186	1,158	12.5	1,018	973	11.3
Total RMBS	1,571	1,502	16.2	1,412	1,317	15.3
Total	$9,571	$9,289	100.0%	$8,953	$8,624	100.0%
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
As of March 31, 2025 and December 31, 2024, the Company had $6.4 billion of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and UK based investments primarily in retail locations, light industrial properties, and commercial offices. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Mortgage loans in the Company’s portfolio range in size up to $48 million, with an average mortgage loan investment as of March 31, 2025, of $10 million.
As of March 31, 2025 and December 31, 2024, the Company’s recorded investment in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	March 31, 2025		December 31, 2024
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$3,426	36.3%	$3,270	36.5%
South	3,078	32.6	2,864	32.0
Midwest	1,405	14.9	1,310	14.7
Northeast	703	7.4	675	7.5
Subtotal – U.S.	8,612	91.2	8,119	90.7
Canada	614	6.5	625	7.0
United Kingdom	215	2.3	208	2.3
Total	$9,441	100.0%	$8,952	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2024 Annual Report and “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.
Allowance for Credit Losses and Impairments
The table below summarizes investment related gains (losses), net, related to allowances for credit losses and impairments for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three months ended March 31,
	2025	2024
Change in allowance for credit losses on fixed maturity securities	$(6)	$(20)
Change in mortgage loan allowance for credit losses	4	(10)
Limited partnership and real estate joint ventures impairment losses	(5)	(8)
Other impairment losses	(1)	(1)
Total	$(8)	$(39)

The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2024 Annual Report for additional information.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, the Company classified approximately 12.0% and 11.2%, respectively, of its fixed maturity securities in the Level 3 category. Refer to Note 12 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information. These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Lending and Repurchase/Reverse Repurchase Agreements” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities lending and repurchase/reverse repurchase agreements.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of March 31, 2025 and December 31, 2024. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets primarily include lifetime mortgages, derivative contracts, FHLB common stock and real estate held for investment. See “Other Invested Assets” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of March 31, 2025 and December 31, 2024.
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
See Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of March 31, 2025 and December 31, 2024.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of March 31, 2025, the Company had credit exposure of $15 million.
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

The Company holds $1,043 million and $984 million of beneficial interest in lifetime mortgages in the UK, net of allowance for credit losses, as of March 31, 2025 and December 31, 2024, respectively. Investment income includes $13 million and $11 million in interest income earned on lifetime mortgages for the three months ended March 31, 2025 and 2024, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product. As of March 31, 2025, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2024, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2024, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.  Risk Factors
In February 2025, the Company’s subsidiary RGA Reinsurance Company (“RGA Re”) entered into a Master Transaction Agreement (the “Agreement”) with subsidiaries of Equitable Holdings, Inc. (collectively, the “Counterparty”). Pursuant to the Agreement, RGA Re will enter into coinsurance and modified coinsurance agreements with the Counterparty (the “Reinsurance Transaction”) if the required closing conditions set forth in the Agreement are met. If the Reinsurance Transaction is completed, the risks that apply to the Company’s existing business and the Reinsurance Transaction will increase the Company’s exposure to many of the risks described under the heading “Risk Factors” set forth in the 2024 Annual Report as supplemented by the risks described below.
In the risk factors below, we refer to the Company as “we,” “us,” or “our”. Other than the additional risk factors below related to the Reinsurance Transaction, there have been no material changes from the risk factors previously disclosed in the Company’s 2024 Annual Report.
The Reinsurance Transaction may not be completed within the expected timeframe, or at all, and this could negatively affect our business and financial results.
Completion of the Reinsurance Transaction is subject to the satisfaction or waiver of a number of conditions precedent, including relevant regulatory clearances. Any relevant regulatory agency may refuse or delay its approval or seek to make its approval subject to compliance with unanticipated or onerous conditions. The Reinsurance Transaction is also subject to a number of other conditions beyond our control that may prevent, delay or otherwise negatively affect its completion. We cannot predict whether and when these other conditions will be satisfied or waived. Failure to complete the Reinsurance Transaction would, and any delay in completing the Reinsurance Transaction could, prevent us from realizing the benefits that we expect from the Reinsurance Transaction and will subject us to a number of risks, including but not limited to the following:
•we must pay our fees and expenses related to the Reinsurance Transaction including, among others, legal, accounting and financial advisory fees, whether the Reinsurance Transaction is completed or not;
•we may experience negative reactions from the financial markets, including negative impacts on the market price of our securities;
•the manner in which clients, vendors, business partners and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for new business or adversely impact our existing business; and
•matters relating to the Reinsurance Transaction (including integration planning) may require substantial commitments of time and resources by management.
Regulatory agencies in certain jurisdictions may impose conditions in connection with the Reinsurance Transaction.
As noted above, regulatory approval in certain jurisdictions is required to complete the Reinsurance Transaction. There is a risk that one or more regulators may impose conditions in connection with the Reinsurance Transaction, including requiring us to undertake certain specified actions and remedies. These conditions could have the effect, among other things, of imposing significant additional costs or additional liabilities and risks, limiting our revenues, reducing or delaying the anticipated benefits of the Reinsurance Transaction, allowing the parties to terminate the Master Transaction Agreement or imposing other operating restrictions. There can be no assurance that any consents, clearances or approvals necessary or advisable to be obtained in connection with the Reinsurance Transaction will be obtained in a timely manner or at all. If the Reinsurance Transaction, or the integration thereof, is not completed within the expected timeframe, such delay may materially and adversely affect the benefits that we expect to achieve as a result of the Reinsurance Transaction and could result in additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations.

The due diligence process that we undertook in connection with the Reinsurance Transaction may not have revealed all facts that may be relevant in connection with the Reinsurance Transaction.
In deciding whether to enter into the Master Transaction Agreement, we conducted a due diligence investigation that we deemed reasonable and appropriate based on the facts and circumstances applicable to the Reinsurance Transaction. When conducting due diligence, our employees, outside consultants and legal advisors are required to evaluate important and complex actuarial, investment, business, financial, tax, accounting, legal and regulatory issues. Despite our efforts, the results of our due diligence may not be complete and accurate or, even if complete and accurate, may not be sufficient to identify all relevant facts, which could prevent us from realizing the anticipated benefits we expect to achieve from the Reinsurance Transaction and our business, financial condition and results of operations could be adversely affected. Additionally, we may become exposed to obligations and liabilities that were undiscovered in the course of performing due diligence in connection with the Reinsurance Transaction and, therefore, may not be adequately addressed in the Master Transaction Agreement and related agreements. Exposure to these previously undiscovered obligations and liabilities could prevent us from realizing the anticipated benefits we expect to achieve from the Reinsurance Transaction and our business, financial condition and results of operations could be adversely affected.
We have made certain assumptions relating to the Reinsurance Transaction which may prove to be materially inaccurate.
We have made certain assumptions relating to the Reinsurance Transaction, which assumptions involve significant judgement and may not reflect the full range of uncertainties and unpredictable outcomes inherent in the Reinsurance Transaction and may be materially inaccurate. These assumptions relate to numerous matters, including:
•pricing with respect to mortality, lapsation, investment returns and expenses and other risks;
•our ability to reposition the investment portfolio acquired in connection with the Reinsurance Transaction and the assumptions made with respect to the assets in such portfolio;
•our ability to realize the expected benefits of the Reinsurance Transaction;
•projections of future revenue and profitability;
•our ability to obtain financing, generate and maintain needed cash from
•operations, and complete the Reinsurance Transaction, and the impact of such financing on our operating results, financial condition and ability to finance other new business opportunities;
•projections of future expenses and expense allocation;
•unknown or contingent liabilities;
•acquisition and integration costs; and
•other financial and strategic risks.
Like our life reinsurance contracts, the Reinsurance Transaction exposes us to mortality and lapse risk. Our risk analysis and underwriting processes are designed with the objective of controlling the quality of the assumed risk and establishing appropriate pricing with respect thereto. Among other things, these processes rely heavily on our underwriting, our analysis of mortality and longevity trends, lapse rates, expenses and our understanding of medical impairments and their effect on mortality or longevity. We utilized assumptions, estimates and models to evaluate the Reinsurance Transaction and develop scenarios to evaluate our potential exposure to mortality claims, potential investment portfolio losses and other risks associated with the associated assets and liabilities. The scenarios and related analyses are subject to various assumptions, professional judgment, uncertainties and the inherent limitations of any statistical analysis, including the use and quality of historical internal and industry data. Consequently, actual losses with respect to the Reinsurance Transaction, like our other life reinsurance business, may differ materially from what the scenarios may illustrate. This potential difference could be even greater for events with limited or unmodelled annual frequency.
Our results of operations with respect to the Reinsurance Transaction may also be adversely affected if our actual investment returns and expenses differ from our pricing and reserve assumptions. Among other factors, the assets subject to Reinsurance Transaction expose us to reinvestment, credit quality and disintermediation risks. Changes in economic conditions may lead to changes in market interest rates or changes in our investment strategies, either of which could cause our actual investment returns and expenses to differ from our pricing and reserve assumptions.
We will rely significantly on the Counterparty for various services, and we may be held responsible for obligations that arise from the acts or omissions of the Counterparty.
We rely upon our insurance company clients, including the Counterparty, if the Reinsurance Transaction is completed, to provide timely, accurate information. We may experience volatility in our earnings as a result of erroneous or untimely reporting from our clients, including the Counterparty. We also rely on original underwriting decisions made by the Counterparty with respect to the assumed risk and cannot guarantee that the Counterparty’s processes will adequately control risk quality or establish appropriate pricing.
Certain reinsurance liabilities that are part of the Reinsurance Transaction will be assumed by us on a modified coinsurance basis. The associated net statutory reserves and the assets backing those reserves will be retained by the Counterparty. These assets being retained by the Counterparty are held to support the Counterparty’s regulatory obligations in respect of certain insurance liabilities, but will not be available to the Counterparty’s general creditors in the event of a Counterparty insolvency. Accordingly, upon any bankruptcy of the Counterparty, the assets backing the modified coinsurance reserve may not be available to us to satisfy any amounts that the Counterparty owes us. Further, we are subject to the impact of the investment performance on these assets, although we do not directly control them. Moreover, the modified coinsurance assets are subject to the terms of the applicable underlying policies and related regulatory requirements. To the extent the modified coinsurance assets are not managed in accordance with such requirements, our risk of loss could increase, which could adversely affect our business, financial condition and results of operations.
The Counterparty will retain administrative responsibilities with respect to the insurance policies that are subject to the Reinsurance Transaction. Additionally, we will enter into asset management agreements with the Counterparty. As such, we will rely on the Counterparty to provide policy administration with respect to the liabilities we are acquiring in the Reinsurance Transaction, provide investment advice in connection with the acquired assets and otherwise and execute investment transactions that are within the investment policy guidelines set forth in the Master Transaction Agreement. The Counterparty, in its capacity as a service provider, will rely on its information technology systems and its ability to maintain the security, confidentiality, integrity and privacy of those systems and the data residing therein. The Counterparty may be subject to cybersecurity attacks and may not sufficiently protect its information technology and related data, which may impact the Counterparty’s ability to provide us services and protect our data, which may subject us to losses and harm our reputation. In turn, vendors of the Counterparty may be subject to cybersecurity attacks. Poor performance or loss of data on the part of the Counterparty, in its capacity as a service provider, or any related outside vendors, could negatively affect our operations and financial performance with respect to the Reinsurance Transaction.
We may experience difficulties in integrating the risk assumed through the Reinsurance Transaction, and many of the anticipated benefits of the Reinsurance Transaction may not be realized or may not be realized within the expected timeframe.
Our ability to achieve the benefits we anticipate from the Reinsurance Transaction will depend in part upon whether we are able to integrate the acquired liabilities and assets into our business in an efficient and effective manner. We may not be able to integrate these liabilities and assets smoothly or successfully and the process may take longer than expected. Integration will require the dedication of management resources, which may distract management’s attention from other business operations and could result in the disruption of ongoing businesses, processes, systems and business relationships, any of which could adversely affect our ability to achieve the anticipated benefits of the Reinsurance Transaction. The integration process is subject to a number of risks and uncertainties, and no assurance can be given that the anticipated benefits of the Reinsurance Transaction will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could adversely affect our future business, financial condition, results of operations and prospects.
The Reinsurance Transaction may be completed even though material adverse changes may result from the completion of the Reinsurance Transaction, industry-wide changes or other causes.
In general, a party to the Master Transaction Agreement can refuse to complete the Reinsurance Transaction upon the occurrence of certain events that could cause a material adverse effect on such party or the risk being assumed. However, certain types of changes that would result in a material adverse effect on either party are excluded from the applicable definitions in the agreement, and do not permit either party to refuse to complete the Reinsurance Transaction. If any such adverse changes occur but the parties still complete the Reinsurance Transaction, the Reinsurance Transaction and its impacts on us could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s repurchase activity of its common stock during the quarter ended March 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2025 – January 31, 2025	87,630	$223.83	—	$500,000,000
February 1, 2025 – February 28, 2025	849	$199.36	—	$500,000,000
March 1, 2025 – March 31, 2025	95,194	$186.15	—	$500,000,000
(1)The Company did not repurchase any shares of common stock under its share repurchase program in January, February and March 2025. The Company net settled – issuing 239,756, 4,383 and 152,977 shares from treasury and repurchasing from recipients 87,630, 849 and 95,194 shares in January, February and March 2025, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 23, 2024, the Company’s board of directors authorized a share repurchase program for up to $500 million of its outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the three months ended March 31, 2025, the Company did not repurchase any shares of common stock under this program and the entire amount of the authorization remains available.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and the Company’s stock price.
ITEM 5.  Other Information
During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6.  Exhibits
See index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed May 22, 2020

3.2	Amended and Restated Bylaws, effective December 20, 2022, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2022

4.1	Tenth Supplemental Indenture, dated March 3, 2025, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, regarding the Debentures

10.1
Form of 2025 Performance Contingent Share Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017 and as further amended effective May 19, 2021 (the “RGA Flexible Stock Plan”)*

10.2	Form of 2025 Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan*

10.3	Form of 2025 Restricted Stock Unit Agreement under RGA Flexible Stock Plan*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

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

Reinsurance Group of America, Incorporated
Date: May 2, 2025	By:	/s/ Tony Cheng
Tony Cheng
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 2, 2025	By:	/s/ Axel André
Axel André
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)