Form 10-Q
period 2025-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2025-08-01
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
 OR
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
As of July 21, 2025, 66,093,751 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $91,888 and $82,907; allowance for credit losses of $132 and $98)	$86,043	$77,617
Equity securities, at fair value	155	155
Mortgage loans (net of allowance for credit losses of $107 and $93)	10,057	8,839
Policy loans	1,294	1,321
Funds withheld at interest	7,115	5,436
Limited partnerships and real estate joint ventures	3,338	3,067
Short-term investments	502	363
Other invested assets	1,397	1,242
Total investments	109,901	98,040
Cash and cash equivalents	5,416	3,326
Accrued investment income	1,089	986
Premiums receivable and other reinsurance balances	4,202	3,898
Reinsurance ceded receivables and other	5,386	5,531
Deferred policy acquisition costs	5,823	5,543
Other assets	1,662	1,351
Total assets	$133,479	$118,675
Liabilities and equity
Future policy benefits	$63,531	$53,368
Interest-sensitive contract liabilities	37,158	35,095
Market risk benefits, at fair value	233	223
Other policy claims and benefits	3,016	2,693
Other reinsurance balances	1,353	1,316
Deferred income taxes	2,454	2,199
Funds withheld payable	4,816	5,017
Other liabilities	3,041	2,816
Long-term debt	5,734	5,042
Total liabilities	121,336	107,769
Commitments and contingent liabilities (See Note 15)
Equity
Preferred stock – par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at June 30, 2025 and December 31, 2024	1	1
Additional paid-in-capital	2,624	2,600
Retained earnings	9,563	9,255
Treasury stock, at cost – 19,219,071 and 19,438,336 shares	(1,887)	(1,889)
Accumulated other comprehensive income	1,752	849
Total RGA, Inc. shareholders’ equity	12,053	10,816
Noncontrolling interest	90	90
Total equity	12,143	10,906
Total liabilities and shareholders’ equity	$133,479	$118,675
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues
Net premiums	$4,151	$3,920	$8,170	$9,296
Net investment income	1,408	1,082	2,640	2,043
Investment related gains (losses), net	(44)	(271)	(123)	(420)
Other revenues	84	147	172	296
Total revenues	5,599	4,878	10,859	11,215
Benefits and expenses
Claims and other policy benefits	4,045	3,712	7,867	8,844
Future policy benefits remeasurement (gains) losses	68	(90)	12	(114)
Market risk benefits remeasurement (gains) losses	(17)	(8)	12	(43)
Interest credited	314	231	613	485
Policy acquisition costs and other insurance expenses	433	391	850	778
Other operating expenses	325	301	625	584
Interest expense	90	72	170	140
Total benefits and expenses	5,258	4,609	10,149	10,674
Income before income taxes	341	269	710	541
Provision for income taxes	160	65	241	125
Net income	181	204	469	416
Net income attributable to noncontrolling interest	1	1	3	3
Net income available to RGA, Inc. shareholders	$180	$203	$466	$413

Earnings per share
Basic earnings per share	$2.72	$3.07	$7.05	$6.28
Diluted earnings per share	$2.70	$3.03	$6.97	$6.19
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Comprehensive income (loss)
Net income	$181	$204	$469	$416
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	138	29	149	18
Net unrealized investment gains (losses)	(454)	(632)	(371)	(1,027)
Effect of updating discount rates on future policy benefits	831	705	1,121	1,355
Change in instrument-specific credit risk for market risk benefits	(3)	3	1	3
Defined benefit pension and postretirement plan adjustments	2	—	3	—
Total other comprehensive income (loss), net of tax	514	105	903	349
Total comprehensive income	695	309	1,372	765
Comprehensive income attributable to noncontrolling interest	1	1	3	3
Total comprehensive income attributable to RGA, Inc.	$694	$308	$1,369	$762
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)
(Unaudited)

	Three months ended June 30, 2025 and 2024
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, March 31, 2025	$1	$2,608	$9,443	$(1,888)	$1,238	$11,402	$90	$11,492
Change in equity of noncontrolling interest							(1)	(1)
Net income			180			180	1	181
Total other comprehensive income (loss)					514	514		514
Dividends to shareholders, $0.89 per share			(59)			(59)		(59)
Purchase of treasury stock				—		—		—
Reissuance of treasury stock		16	(1)	1		16		16
Balance, June 30, 2025	$1	$2,624	$9,563	$(1,887)	$1,752	$12,053	$90	$12,143

Balance, March 31, 2024	$1	$2,549	$8,934	$(1,891)	$(125)	$9,468	$90	$9,558
Change in equity of noncontrolling interest							(1)	(1)
Net income			203			203	1	204
Total other comprehensive income (loss)					105	105		105
Dividends to shareholders, $0.85 per share			(56)			(56)		(56)
Purchase of treasury stock				(3)		(3)		(3)
Reissuance of treasury stock		18	(5)	5		18		18
Balance, June 30, 2024	$1	$2,567	$9,076	$(1,889)	$(20)	$9,735	$90	$9,825

	Six months ended June 30, 2025 and 2024
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	$1	$2,600	$9,255	$(1,889)	$849	$10,816	$90	$10,906
Change in equity of noncontrolling interest							(3)	(3)
Net income			466			466	3	469
Total other comprehensive income (loss)					903	903		903
Dividends to shareholders, $1.78 per share			(118)			(118)		(118)
Purchase of treasury stock				(38)		(38)		(38)
Reissuance of treasury stock		24	(40)	40		24		24
Balance, June 30, 2025	$1	$2,624	$9,563	$(1,887)	$1,752	$12,053	$90	$12,143

Balance, December 31, 2023	$1	$2,544	$8,805	$(1,900)	$(369)	$9,081	$90	$9,171
Change in equity of noncontrolling interest							(3)	(3)
Net income			413			413	3	416
Total other comprehensive income (loss)					349	349		349
Dividends to shareholders, $1.70 per share			(112)			(112)		(112)
Purchase of treasury stock				(19)		(19)		(19)
Reissuance of treasury stock		23	(30)	30		23		23
Balance, June 30, 2024	$1	$2,567	$9,076	$(1,889)	$(20)	$9,735	$90	$9,825

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six months ended June 30,
	2025	2024

Net cash provided by operating activities	$2,249	$6,703
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	11,104	14,601
Purchases of fixed maturity securities available-for-sale	(13,320)	(22,247)
Maturities of fixed maturity securities available-for-sale	621	843
Sales of equity securities	4	4
Purchases of equity securities	—	(11)
Principal payments on mortgage loans	349	290
Cash invested in mortgage loans	(1,511)	(630)
Deposits in funds withheld at interest	215	175
Sales of limited partnerships and real estate joint ventures	271	118
Purchases of limited partnerships and real estate joint ventures	(475)	(254)
Sales of short-term investments	511	253
Purchases of short-term investments	(969)	(458)
Maturities of short-term investments	346	115
Change in other invested assets	(27)	9
Other, net	9	16
Net cash used in investing activities	(2,872)	(7,176)
Cash flows from financing activities
Dividends to shareholders	(118)	(112)
Proceeds from long-term debt issuance, net	691	640
Principal payments of long-term debt	(2)	(2)
Purchase of treasury stock	(38)	(19)
Change in cash collateral for derivatives and other arrangements	130	33
Change in deposit asset on reinsurance	105	151
Deposits on investment-type policies and contracts	3,929	4,120
Withdrawals on investment-type policies and contracts	(2,090)	(2,586)
Net cash provided by financing activities	2,607	2,225
Effect of exchange rate changes on cash	106	(126)
Change in cash and cash equivalents	2,090	1,626
Cash and cash equivalents, beginning of period	3,326	2,970
Cash and cash equivalents, end of period	$5,416	$4,596
Supplemental disclosures of cash flow information
Interest paid	$115	$103
Income taxes paid, net of refunds	$107	$41
Non-cash investing activities
Transfer of invested assets	$4,707	$6,165
Right-of-use assets acquired through operating leases	$8	$—
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 BUSINESS AND BASIS OF PRESENTATION
Business
Reinsurance Group of America, Incorporated (“RGA” and, collectively with its subsidiaries, the “Company”) is an insurance holding company that was formed on December 31, 1992. The Company is engaged in providing traditional reinsurance, which includes individual and group life and health, disability and critical illness reinsurance. The Company also provides financial solutions, which include longevity reinsurance, asset-intensive products (primarily annuities), financial reinsurance, capital solutions, pension risk transfer (“PRT”) and stable value products.
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
Consolidation
These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries and all intercompany accounts and transactions have been eliminated. Entities for which the Company has significant influence over the operating and financing decisions but are not required to be consolidated are reported under the equity method of accounting.
NOTE 2 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Earnings:
Net income (numerator for basic and diluted calculations)	$181	$204	$469	$416
Less: Net income attributable to noncontrolling interest	1	1	3	3
Net income available to RGA, Inc. shareholders	$180	$203	$466	$413
Shares:
Weighted average outstanding shares (denominator for basic calculation)	66	66	66	66
Equivalent shares from outstanding stock awards	1	1	1	1
Diluted shares (denominator for diluted calculation)	67	67	67	67
Earnings per share:
Basic	$2.72	$3.07	$7.05	$6.28
Diluted	$2.70	$3.03	$6.97	$6.19
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
NOTE 3 EQUITY
Common stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2024	85,310,598	19,438,336	65,872,262
Common stock acquired	—	—	—
Equity based compensation (1)	—	(219,265)	219,265
Balance, June 30, 2025	85,310,598	19,219,071	66,091,527

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2023	85,310,598	19,689,885	65,620,713
Common stock acquired	—	—	—
Equity based compensation (1)	—	(203,683)	203,683
Balance, June 30, 2024	85,310,598	19,486,202	65,824,396
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
On January 23, 2024, the Company’s board of directors authorized a share repurchase program for up to $500 million of its outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the six months ended June 30, 2025, the Company did not repurchase any shares of common stock under this program, and the entire amount remains available.
Noncontrolling Interest
In 2022, Papara Financing LLC (“Papara”), a subsidiary of RGA Reinsurance Company, issued nonconvertible preferred interests to an unaffiliated third party. The membership interests in Papara consist of common interests, which are held by RGA Reinsurance Company, and preferred interests. The preferred interests, included in noncontrolling interest, total $90 million.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2025 and 2024 are as follows (dollars in millions):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2024	$(19)	$(4,526)	$(20)	$5,412	$2	$849
Other comprehensive income (loss) before reclassifications	131	(654)	4	1,445	1	927
Amounts reclassified from AOCI	—	167	(1)	—	—	166
Deferred income tax benefit (expense)	18	116	—	(324)	—	(190)
Balance, June 30, 2025	$130	$(4,897)	$(17)	$6,533	$3	$1,752

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2023	$69	$(3,668)	$(29)	$3,256	$3	$(369)
Other comprehensive income (loss) before reclassifications	39	(1,625)	—	1,737	4	155
Amounts reclassified from AOCI	—	304	—	—	—	304
Deferred income tax benefit (expense)	(21)	294	—	(382)	(1)	(110)
Balance, June 30, 2024	$87	$(4,695)	$(29)	$4,611	$6	$(20)
(1)Includes cash flow hedges of $(473) and $(495) as of June 30, 2025 and December 31, 2024, respectively, and $(413) and $(218) as of June 30, 2024 and December 31, 2023, respectively. See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,		Affected Line Item in Statements of Income
Details about AOCI Components	2025	2024	2025	2024
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(75)	$(170)	$(135)	$(288)	Investment related gains (losses), net
Cash flow hedges – Interest rate	1	3	2	6	(1)
Cash flow hedges – Foreign currency	(17)	(14)	(34)	(22)	(1)
Total	(91)	(181)	(167)	(304)
Provision for income taxes	21	37	34	61
Net unrealized gains (losses), net of tax	$(70)	$(144)	$(133)	$(243)
Amortization of defined benefit plan items:
Prior service cost (credit)	$1	$1	$1	$1	(2)
Actuarial gains (losses)	—	—	—	(1)	(2)
Total	1	1	1	—
Provision for income taxes	—	—	—	—
Amortization of defined benefit plans, net of tax	$1	$1	$1	$—

Total reclassifications for the period	$(69)	$(143)	$(132)	$(243)
(1)See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.
(2)This AOCI component is included in the computation of the net periodic pension cost. See Note 14 – “Employee Benefit Plans” for additional details.
Equity Based Compensation
Equity compensation expense was $25 million and $26 million for the six months ended June 30, 2025 and 2024, respectively. In the first quarter of 2025, the Company granted 120,011 stock appreciation rights at $193.00 weighted average exercise price per share, 131,836 performance shares and 86,474 restricted stock units to employees. As of June 30, 2025, 1,292,554 share awards at a weighted average strike price per share of $124.28 were vested and exercisable with a remaining weighted average exercise period of 4.2 years. As of June 30, 2025, the total compensation cost of non-vested awards not yet recognized in the financial statements was $66 million. It is estimated that these costs will vest over a weighted average period of 0.8 years.
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
Traditional Business
The following tables provide the balances of and changes in the Company’s liability for future policy benefits for long-duration reinsurance contracts for its Traditional business, which primarily consists of individual life, group life and critical illness reinsurance, for the six months ended June 30, 2025 and 2024 (dollars in millions):

For the six months ended June 30, 2025:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$77,881	$20,928	$15,911	$44,801
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(487)	67	375	(174)
Adjusted balance, beginning of year	77,394	20,995	16,286	44,627
Issuances (1)	4,467	236	692	2,585
Interest accrual (2)	1,778	364	290	625
Net premiums collected (3)	(4,464)	(482)	(927)	(1,212)
Derecognition (4)	—	—	—	—
Foreign currency translation	2	1,201	1,544	2,478
Ending balance at original discount rate	79,177	22,314	17,885	49,103
Effect of changes in discount rate assumptions	(8,281)	(4,617)	(2,979)	(13,052)
Balance, end of period	$70,896	$17,697	$14,906	$36,051

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$90,711	$24,309	$17,365	$49,712
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(419)	72	371	(198)
Adjusted balance, beginning of year	90,292	24,381	17,736	49,514
Issuances (1)	4,467	236	692	2,585
Interest accrual (2)	2,131	470	312	714
Benefit payments (5)	(2,942)	(564)	(845)	(1,053)
Derecognition (4)	—	—	—	—
Foreign currency translation	5	1,397	1,698	2,588
Ending balance at original discount rate	93,953	25,920	19,593	54,348
Effect of changes in discount rate assumptions	(10,645)	(3,996)	(3,396)	(15,482)
Balance, end of period	$83,308	$21,924	$16,197	$38,866

Liability for future policy benefits	$12,412	$4,227	$1,291	$2,815
Less: reinsurance recoverable	(788)	(261)	(17)	(78)
Net liability for future policy benefits	$11,624	$3,966	$1,274	$2,737

Weighted average duration of the liability (in years)	11	14	8	15
Weighted average interest accretion rate	4.7%	3.6%	3.4%	2.7%
Weighted average current discount rate	5.6%	4.9%	5.6%	4.6%
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
The Company’s Traditional business actual-to-expected variances and the effects of changes in cash flow and discount rate assumptions for the six months ended June 30, 2025 and 2024 are summarized in the tables below:

For the six months ended June 30, 2025:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$14.8 billion	None	$68 million	$(72) million
Canada – Traditional	$3.6 billion	None	$5 million	$(98) million
Europe, Middle East and Africa – Traditional	$1.7 billion	None	$(4) million	$(83) million
Asia Pacific – Traditional	$5.2 billion	None	$(24) million	$(122) million

For the six months ended June 30, 2024:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$11.9 billion	None	$(103) million	$(863) million
Canada – Traditional	$3.5 billion	None	$(6) million	$(243) million
Europe, Middle East and Africa – Traditional	$1.4 billion	None	$5 million	$(66) million
Asia Pacific – Traditional	$4.7 billion	None	$(29) million	$(167) million
Financial Solutions Business
The following tables provide the balances of and changes in the Company’s liability for future policy benefits, including the deferred profit liability related to the longevity business, for its Financial Solutions business, which primarily consists of longevity reinsurance, asset-intensive products (primarily annuities), financial reinsurance and pension risk transfer transactions, for the six months ended June 30, 2025 and 2024 (dollars in millions):

For the six months ended June 30, 2025:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,346	$3,614	$71,360	$2,758
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(25)	7	(60)	(17)
Adjusted balance, beginning of year	1,321	3,621	71,300	2,741
Issuances (1)	2,118	—	7,619	2,452
Interest accrual (2)	20	66	1,325	23
Net premiums collected (3)	(2,185)	(185)	(4,388)	(2,978)
Derecognition (4)	—	—	(257)	—
Foreign currency translation	—	202	7,556	247
Ending balance at original discount rate	1,274	3,704	83,155	2,485
Effect of changes in discount rate assumptions	(220)	(209)	(9,264)	(511)
Balance, end of period	$1,054	$3,495	$73,891	$1,974

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$9,489	$7,934	$78,290	$14,626
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(28)	7	(66)	(22)
Adjusted balance, beginning of year	9,461	7,941	78,224	14,604
Issuances (1)	2,133	—	7,619	2,462
Interest accrual (2)	265	174	1,463	160
Benefit payments (5)	(526)	(235)	(3,077)	(324)
Derecognition (4)	—	—	(257)	—
Foreign currency translation	—	452	8,267	1,337
Ending balance at original discount rate	11,333	8,332	92,239	18,239
Effect of changes in discount rate assumptions	(517)	(139)	(10,210)	(3,092)
Balance, end of period	$10,816	$8,193	$82,029	$15,147

Cumulative amount of fair value hedging adjustments	$7	$—	$—	$—

Liability for future policy benefits	$9,769	$4,698	$8,138	$13,173
Less: reinsurance recoverable	(1,354)	—	—	—
Net liability for future policy benefits	$8,415	$4,698	$8,138	$13,173

Weighted average duration of the liability (in years)	9	12	10	14
Weighted average interest accretion rate	4.1%	4.0%	3.5%	1.9%
Weighted average current discount rate	5.4%	4.8%	5.2%	3.7%
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

The Company’s Financial Solutions business actual-to-expected variances (including the effects of model updates) and the effects of changes in cash flow and discount rate assumptions for the six months ended June 30, 2025 and 2024 are summarized in the tables below:

For the six months ended June 30, 2025:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$10.1 billion	None	$(3) million	$100 million
Canada – Financial Solutions	$4.6 billion	None	$—	$(122) million
Europe, Middle East and Africa – Financial Solutions	$9.1 billion	None	$(6) million	$(51) million
Asia Pacific – Financial Solutions	$15.8 billion	None	$(5) million	$(995) million

For the six months ended June 30, 2024:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$7.6 billion	None	$(3) million	$(194) million
Canada – Financial Solutions	$4.1 billion	None	$—	$77 million
Europe, Middle East and Africa – Financial Solutions	$6.7 billion	None	$4 million	$(289) million
Asia Pacific – Financial Solutions	$10.7 billion	None	$(1) million	$(107) million
Reconciliation and Other Disclosures
The reconciliation of the rollforward of the liability for future policy benefits to the condensed consolidated balance sheets as of June 30, 2025 and 2024 is as follows (dollars in millions):

	June 30,
	2025	2024
Liability for future policy benefits included in the rollforwards:
Traditional:
U.S. and Latin America	$12,412	$9,906
Canada	4,227	4,162
Europe, Middle East and Africa	1,291	1,124
Asia Pacific	2,815	2,570
Financial Solutions:
U.S. and Latin America	9,769	7,237
Canada	4,698	4,151
Europe, Middle East and Africa	8,138	5,714
Asia Pacific	13,173	9,797
Other long-duration contracts	145	125
Claims liability and incurred but not reported claims	5,913	5,523
Additional liability	125	4
Unearned revenue liability	825	466
Total liability for future policy benefits	$63,531	$50,779

The amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for the liability for future policy benefits included in the rollforwards as of June 30, 2025 and 2024 is as follows (dollars in millions):

	June 30,
	2025		2024
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future gross premiums
Traditional:
U.S. and Latin America	$184,475	$84,387	$177,026	$80,236
Canada	55,343	21,992	54,822	21,578
Europe, Middle East and Africa	30,549	16,626	26,345	14,357
Asia Pacific	113,413	45,709	96,035	38,402
Financial Solutions:
U.S. and Latin America	2,601	1,645	2,865	1,774
Canada	5,918	3,864	6,341	4,002
Europe, Middle East and Africa	148,624	75,159	111,756	57,128
Asia Pacific	5,507	3,778	3,578	2,660

Expected future benefit payments
Traditional:
U.S. and Latin America	$196,697	$83,308	$185,828	$78,176
Canada	56,871	21,924	56,587	21,631
Europe, Middle East and Africa	30,625	16,197	26,138	13,714
Asia Pacific	109,518	38,866	92,090	32,711
Financial Solutions:
U.S. and Latin America	22,386	10,816	14,431	8,380
Canada	18,137	8,193	17,846	7,772
Europe, Middle East and Africa	160,718	82,029	114,188	58,308
Asia Pacific	30,889	15,147	17,653	11,171
The amount of gross premiums and interest expense recognized in the condensed consolidated statements of income for the liability for future policy benefits included in the rollforwards for the six months ended June 30, 2025 and 2024 is as follows (dollars in millions):

	Gross Premiums		Interest Expense
	June 30,		June 30,
	2025	2024	2025	2024
Traditional:
U.S. and Latin America	$3,245	$3,061	$353	$285
Canada	552	553	106	107
Europe, Middle East and Africa	892	732	22	21
Asia Pacific	1,516	1,381	89	80
Financial Solutions:
U.S. and Latin America	96	2,212	245	154
Canada	97	71	108	42
Europe, Middle East and Africa	569	429	138	108
Asia Pacific	229	96	137	59
Total	$7,196	$8,535	$1,198	$856
During the six months ended June 30, 2025 and 2024, no material charges were incurred resulting from net premiums exceeding gross premiums.

NOTE 5 POLICYHOLDER ACCOUNT BALANCES
Policyholder Account Balances
The following tables provide the balances of and changes in the Company’s liability for its policyholder account balances, reflected in interest-sensitive contract liabilities, for the six months ended June 30, 2025 and 2024 (dollars in millions):

For the six months ended June 30, 2025:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$3,273	$16,432	$4,285
Deposits	226	1,303	756
Policy charges	(170)	(40)	(7)
Surrenders and withdrawals	(52)	(831)	(107)
Benefit payments	(72)	(249)	(129)
Interest credited	80	293	92
Foreign currency translation	—	—	36
Balance, end of period	$3,285	$16,908	$4,926
Less: reinsurance recoverable	—	(2,692)	—
Balance, end of period, after reinsurance	$3,285	$14,216	$4,926

Weighted average crediting rate	3.1%	3.7%	4.0%
Net amount at risk (1)	$25,691	$6,330	$—
Cash surrender value	$3,268	$16,670	$4,512

For the six months ended June 30, 2024:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,612	$17,838	$3,990
Deposits	5	59	585
Policy charges	(15)	(40)	(74)
Surrenders and withdrawals	(4)	(1,137)	(510)
Benefit payments	(51)	(252)	(292)
Interest credited	34	289	52
Foreign currency translation	—	—	(17)
Balance, end of period	$1,581	$16,757	$3,734
Less: reinsurance recoverable	—	(2,913)	—
Balance, end of period, after reinsurance	$1,581	$13,844	$3,734

Weighted average crediting rate	4.4%	3.4%	3.2%
Net amount at risk (1)	$621	$6,849	$7
Cash surrender value	$1,575	$16,644	$3,269
(1)    Net amount at risk is defined as the guaranteed amount less the account value as of the balance sheet date. The balance represents the amount of the claim the Company would incur if death claims were filed on all contracts on the balance sheet date.
Information regarding the Company’s policyholder account balances as of June 30, 2025 and 2024 is as follows (dollars in millions):

	June 30,
	2025	2024
Policyholder account balances included in the rollforwards:
Traditional:
U.S. and Latin America	$3,285	$1,581
Financial Solutions:
U.S. and Latin America	16,908	16,757
Asia Pacific	4,926	3,734
Other policyholder account balances:
U.S. and Latin America – Financial Solutions	48	46
Total policyholder account balances	$25,167	$22,118

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums as of June 30, 2025 and 2024 is as follows (dollars in millions):

	June 30, 2025
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$730	$—	$—	$—	$—	$730
	1.00 – 1.99%	57	2	8	—	—	67
	2.00 – 2.99%	112	—	—	1	—	113
	3.00 – 3.99%	498	7	116	—	—	621
	4.00% and Greater	714	48	940	52	—	1,754
	Total	$2,111	$57	$1,064	$53	$—	$3,285

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,116	11	8	27	24	1,186
	2.00 – 2.99%	1,127	8	31	550	111	1,827
	3.00 – 3.99%	3,293	223	151	6	2	3,675
	4.00% and Greater	10,191	29	—	—	—	10,220
	Total	$15,727	$271	$190	$583	$137	$16,908

Asia Pacific – Financial Solutions	Less than 1.00%	$293	$—	$—	$—	$—	$293
	1.00 – 1.99%	442	—	—	—	—	442
	2.00 – 2.99%	519	—	—	—	—	519
	3.00 – 3.99%	998	—	—	—	—	998
	4.00% and Greater	2,674	—	—	—	—	2,674
	Total	$4,926	$—	$—	$—	$—	$4,926

	June 30, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	—	—	—	—	—	—
	2.00 – 2.99%	—	—	—	—	—	—
	3.00 – 3.99%	—	—	—	—	—	—
	4.00% and Greater	496	103	982	—	—	1,581
	Total	$496	$103	$982	$—	$—	$1,581

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,414	14	11	37	30	1,506
	2.00 – 2.99%	1,367	15	35	560	164	2,141
	3.00 – 3.99%	3,835	225	113	2	—	4,175
	4.00% and Greater	8,902	33	—	—	—	8,935
	Total	$15,518	$287	$159	$599	$194	$16,757

Asia Pacific – Financial Solutions	Less than 1.00%	$218	$—	$—	$—	$—	$218
	1.00 – 1.99%	564	—	—	—	—	564
	2.00 – 2.99%	602	—	—	—	—	602
	3.00 – 3.99%	1,144	—	—	—	—	1,144
	4.00% and Greater	1,206	—	—	—	—	1,206
	Total	$3,734	$—	$—	$—	$—	$3,734

NOTE 6     UNPAID CLAIMS AND CLAIM EXPENSE – SHORT-DURATION CONTRACTS
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims for short-duration contracts is reported in other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Six months ended June 30,
	2025	2024
Balance, beginning of year	$2,693	$2,730
Less: reinsurance recoverable	(53)	(80)
Net balance, beginning of year	2,640	2,650
Incurred:
Current year	1,123	771
Prior years	47	(55)
Total incurred	1,170	716
Payments:
Current year	(163)	(107)
Prior years	(779)	(532)
Total payments	(942)	(639)
Other changes:
Interest accretion	17	19
Foreign exchange adjustments	71	(46)
Total other changes	88	(27)

Net balance, end of period	2,956	2,700
Plus: reinsurance recoverable	60	69
Balance, end of period	$3,016	$2,769
Incurred claims associated with prior periods are primarily due to the development of claims for prior years being different than anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

NOTE 7 MARKET RISK BENEFITS
The following table provides the balances of and changes in the Company’s market risk benefits for the six months ended June 30, 2025 and 2024 (dollars in millions):

	U.S. and Latin America – Financial Solutions
	Six months ended June 30,
	2025	2024
Balance, beginning of year	$206	$249
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	209	253
Interest accrual	4	6
Attributed fees collected	12	13
Benefit payments	—	—
Effect of changes in interest rates	10	(34)
Effect of changes in equity markets	(16)	(26)
Effect of changes in volatility	1	—
Other market impacts	(8)	(9)
Actual policyholder behavior different from expected behavior	9	7
Balance, end of period, before effect of changes in the instrument-specific credit risk	221	210
Effect of changes in the instrument-specific credit risk	(5)	(8)
Balance, end of period	216	202
Less: reinsurance recoverable	—	—
Balance, end of period, after reinsurance	$216	$202

Net amount at risk	$1,278	$1,302
Weighted average attained age of contract holders (in years)	72	71
The reconciliation of the rollforward for market risk benefits to the condensed consolidated balance sheets as of June 30, 2025 and 2024 is as follows (dollars in millions):

	June 30,			June 30,
	2025			2024
	Asset (1)	Liability	Net	Asset (1)	Liability	Net
U.S. and Latin America – Financial Solutions	$17	$233	$(216)	$15	$217	$(202)
Total market risk benefits	$17	$233	$(216)	$15	$217	$(202)
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
During the six months ended June 30, 2025 and 2024, there were no material changes made to the inputs in the market risk benefits calculations, and nonfinancial assumptions were unchanged.

NOTE 8 DEFERRED POLICY ACQUISITION COSTS
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Traditional business for the six months ended June 30, 2025 and 2024 (dollars in millions):

For the six months ended June 30, 2025:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,986	$157	$354	$1,178
Capitalization	151	7	74	89
Amortization expense	(113)	(6)	(27)	(33)
Foreign currency translation	1	9	42	30
Balance, end of period	$3,025	$167	$443	$1,264

For the six months ended June 30, 2024:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,191	$173	$347	$1,098
Capitalization	156	4	35	80
Amortization expense	(78)	(6)	(23)	(29)
Foreign currency translation	—	(5)	(5)	(21)
Balance, end of period	$2,269	$166	$354	$1,128
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Financial Solutions business for the six months ended June 30, 2025 and 2024 (dollars in millions):

For the six months ended June 30, 2025:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$506	$20	$—	$324
Capitalization	38	—	—	76
Amortization expense	(32)	—	—	(27)
Foreign currency translation	—	1	—	2
Balance, end of period	$512	$21	$—	$375

For the six months ended June 30, 2024:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$552	$—	$—	$250
Capitalization	1	—	—	48
Amortization expense	(30)	—	—	(32)
Foreign currency translation	—	—	—	(1)
Balance, end of period	$523	$—	$—	$265

The reconciliation of deferred policy acquisition costs to the condensed consolidated balance sheets as of June 30, 2025 and 2024 is as follows (dollars in millions):

	June 30,
	2025	2024
Deferred policy acquisition costs included in the rollforwards:
Traditional:
U.S. and Latin America	$3,025	$2,269
Canada	167	166
Europe, Middle East and Africa	443	354
Asia Pacific	1,264	1,128
Financial Solutions:
U.S. and Latin America	512	523
Canada	21	—
Europe, Middle East and Africa	—	—
Asia Pacific	375	265
Other long-duration business:
Corporate and Other	16	15
Total deferred policy acquisition costs	$5,823	$4,720
NOTE 9 REINSURANCE
Ceded Reinsurance
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance. At June 30, 2025 and December 31, 2024, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of June 30, 2025, all rated retrocession pool participants followed by the A.M. Best Company were rated “B++ (Good)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets have been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
During the fourth quarter of 2023, Ruby Reinsurance Company (“Ruby Re”), a Missouri-domiciled life reinsurance company to reinsure U.S. asset-intensive business, was launched with the Company as a sponsor. The Company, which is not an investor in Ruby Re, does not consolidate the entity. As of June 30, 2025, the Company has a ceded reinsurance recoverable from Ruby Re of approximately $2.7 billion.
Excluding amounts retroceded to Ruby Re, three major reinsurance companies account for approximately 42.4% of reinsurance ceded receivables and other as of June 30, 2025.
Also included in reinsurance ceded receivables and other is a deposit asset on reinsurance of $2.7 billion and $2.8 billion as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, $6 million and $4 million of claims recoverable were in excess of 90 days past due, respectively.
Funds Withheld
Certain of the Company’s retrocession agreements, including those with Ruby Re, are on a modco or funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and established a funds withheld liability. Net investment income related to the funds withheld assets are reported in other insurance expenses, and net realized gains (losses) related to the assets are reported net of the amount that is passed on to the assuming company. The following assets were held in support of the Company’s funds withheld arrangements and are reported in the line items shown in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025	December 31, 2024
Fixed maturity securities available-for-sale	$2,614	$2,615
Equity securities	2	2
Mortgage loans	460	451
Funds withheld at interest	1,423	1,466
Real estate joint ventures	53	54
Short-term investments and cash and cash equivalents	44	89
Accrued investment income	33	31
Net other assets	1	—
Net assets	$4,630	$4,708
Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. The Company had a $4,816 million and $5,017 million funds withheld payable as of June 30, 2025 and December 31, 2024, respectively, net of an embedded derivative asset of $187 million and $160 million as of June 30, 2025 and December 31, 2024, respectively.
NOTE 10 INVESTMENTS
Fixed Maturity Securities Available-for-Sale
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), Japanese government and agencies (“Japanese government”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). ABS, CMBS, and RMBS are collectively referred to as “structured securities.”
The following tables provide information relating to investments in fixed maturity securities by type as of June 30, 2025 and December 31, 2024 (dollars in millions):

June 30, 2025:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$61,006	$112	$706	$4,274	$57,326	66.5%
Canadian government	4,871	—	344	81	5,134	6.0
Japanese government	7,204	—	—	1,466	5,738	6.7
ABS	6,160	19	40	165	6,016	7.0
CMBS	2,129	1	24	76	2,076	2.4
RMBS	1,593	—	15	86	1,522	1.8
U.S. government	1,618	—	9	257	1,370	1.6
State and political subdivisions	786	—	2	89	699	0.8
Other foreign government	6,521	—	87	446	6,162	7.2
Total fixed maturity securities	$91,888	$132	$1,227	$6,940	$86,043	100.0%

December 31, 2024:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$54,705	$82	$642	$4,274	$50,991	65.7%
Canadian government	4,655	—	412	51	5,016	6.5
Japanese government	5,319	—	1	875	4,445	5.7
ABS	5,197	15	42	184	5,040	6.5
CMBS	2,344	1	22	98	2,267	2.9
RMBS	1,412	—	12	107	1,317	1.7
U.S. government	2,734	—	11	281	2,464	3.2
State and political subdivisions	789	—	3	99	693	0.9
Other foreign government	5,752	—	56	424	5,384	6.9
Total fixed maturity securities	$82,907	$98	$1,201	$6,393	$77,617	100.0%

The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers, including certain agencies, greater than 10% of the Company’s equity are disclosed below, as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Japanese government	$7,204	$5,738	$5,319	$4,445
U.S. government	1,618	1,370	2,734	2,464
Canadian province of Quebec	1,680	1,841	1,537	1,741
Canadian province of Ontario	1,034	1,107	1,117	1,207
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of June 30, 2025, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,947	$1,955
Due after one year through five years	12,853	12,799
Due after five years through ten years	14,919	14,828
Due after ten years	52,287	46,847
Structured securities	9,882	9,614
Total	$91,888	$86,043
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of June 30, 2025 and December 31, 2024 (dollars in millions):

June 30, 2025:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$18,947	$17,800	31.1%
Industrial	31,866	30,046	52.4
Utility	10,193	9,480	16.5
Total	$61,006	$57,326	100.0%

December 31, 2024:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$17,905	$16,673	32.7%
Industrial	28,267	26,476	51.9
Utility	8,533	7,842	15.4
Total	$54,705	$50,991	100.0%
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

The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Corporate	ABS	CMBS	Total
For the three months ended June 30, 2025:
Balance, beginning of period	$88	$15	$—	$103
Credit losses recognized on securities for which credit losses were not previously recorded	31	4	—	35
Reductions for securities sold during the period	—	—	—	—
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(7)	—	1	(6)
Write-offs charged against the allowance	—	—	—	—
Foreign currency translation	—	—	—	—
Balance, end of period	$112	$19	$1	$132
For the three months ended June 30, 2024:
Balance, beginning of period	$79	$15	$1	$95
Credit losses recognized on securities for which credit losses were not previously recorded	2	—	—	2
Reductions for securities sold during the period	(1)	—	—	(1)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	14	—	—	14
Write-offs charged against the allowance	1	—	—	1
Foreign currency translation	—	—	—	—
Balance, end of period	$95	$15	$1	$111

	Corporate	ABS	CMBS	Total
For the six months ended June 30, 2025:
Balance, beginning of period	$82	$15	$1	$98
Credit losses recognized on securities for which credit losses were not previously recorded	41	4	—	45
Reductions for securities sold during the period	(2)	—	—	(2)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(8)	—	—	(8)
Write-offs charged against the allowance	—	—	—	—
Foreign currency translation	(1)	—	—	(1)
Balance, end of period	$112	$19	$1	$132
For the six months ended June 30, 2024:
Balance, beginning of period	$62	$12	$1	$75
Credit losses recognized on securities for which credit losses were not previously recorded	32	—	—	32
Reductions for securities sold during the period	(9)	—	—	(9)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	9	3	—	12
Write-offs charged against the allowance	1	—	—	1
Foreign currency translation	—	—	—	—
Balance, end of period	$95	$15	$1	$111
Unrealized Losses for Fixed Maturity Securities Available-for-Sale
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security, and analyzing the overall ability of the Company to recover the amortized cost of the investment.
The following tables present the estimated fair value and gross unrealized losses for the 6,017 and 6,401 fixed maturity securities for which both the estimated fair value had declined and remained below amortized cost and an allowance for credit loss has not been recorded as of June 30, 2025 and December 31, 2024, respectively (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
June 30, 2025:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$14,571	$601	$18,829	$3,587	$33,400	$4,188
Canadian government	645	18	411	63	1,056	81
Japanese government	1,630	95	4,089	1,371	5,719	1,466
ABS	1,612	20	1,373	139	2,985	159
CMBS	207	6	843	68	1,050	74
RMBS	218	3	587	83	805	86
U.S. government	89	3	649	254	738	257
State and political subdivisions	104	3	417	86	521	89
Other foreign government	1,341	58	1,736	350	3,077	408
Total investment grade securities	20,417	807	28,934	6,001	49,351	6,808
Below investment grade securities:
Corporate	962	33	322	50	1,284	83
ABS	51	4	17	1	68	5
Other foreign government	—	—	131	38	131	38
Total below investment grade securities	1,013	37	470	89	1,483	126
Total fixed maturity securities	$21,430	$844	$29,404	$6,090	$50,834	$6,934

	Less than 12 months		12 months or greater		Total
December 31, 2024:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$14,741	$529	$18,851	$3,682	$33,592	$4,211
Canadian government	286	5	469	46	755	51
Japanese government	2,037	192	2,365	683	4,402	875
ABS	940	19	1,730	159	2,670	178
CMBS	333	4	980	91	1,313	95
RMBS	354	7	593	100	947	107
U.S. government	792	15	656	266	1,448	281
State and political subdivisions	155	7	417	92	572	99
Other foreign government	1,408	42	1,816	344	3,224	386
Total investment grade securities	21,046	820	27,877	5,463	48,923	6,283
Below investment grade securities:
Corporate	347	7	347	50	694	57
ABS	101	1	40	5	141	6
Other foreign government	—	—	130	38	130	38
Total below investment grade securities	448	8	517	93	965	101
Total fixed maturity securities	$21,494	$828	$28,394	$5,556	$49,888	$6,384
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

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Fixed maturity securities available-for-sale	$1,109	$881	$2,172	$1,641
Equity securities	1	1	3	3
Mortgage loans	128	97	247	187
Policy loans	12	14	30	28
Funds withheld at interest	68	76	134	165
Limited partnerships and real estate joint ventures	103	21	88	28
Short-term investments and cash and cash equivalents	45	44	81	78
Other invested assets	(1)	(3)	(6)	1
Investment income	1,465	1,131	2,749	2,131
Investment expense	(57)	(49)	(109)	(88)
Net investment income	$1,408	$1,082	$2,640	$2,043
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$(29)	$(16)	$(35)	$(36)
Impairments on fixed maturity securities	(2)	(1)	(2)	(1)
Realized gains on investment activity	30	68	66	100
Realized losses on investment activity	(65)	(230)	(152)	(364)
Net gains (losses) on equity securities	3	(5)	2	(1)
Change in mortgage loan allowance for credit losses	(18)	2	(14)	(8)
Limited partnerships and real estate joint ventures impairment losses	(16)	—	(21)	(8)
Change in fair value of certain limited partnership investments	6	—	(1)	1
Net gains (losses) on freestanding derivatives	50	(119)	48	(218)
Net gains (losses) on embedded derivatives	3	26	(8)	103
Other change in allowance for credit losses and impairments	(3)	(3)	(4)	(4)
Other, net	(3)	7	(2)	16
Total investment related gains (losses), net	$(44)	$(271)	$(123)	$(420)
Collateral Arrangements
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of invested assets as collateral. Pledged invested assets are included in the condensed consolidated balance sheets. Invested assets received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of June 30, 2025 and December 31, 2024, none of the collateral received had been sold or repledged.
The Company also holds invested assets on deposit to meet regulatory requirements and holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties.
The following table includes invested assets on deposit, invested assets pledged and received as collateral, assets in trust held to satisfy collateral requirements and FHLB common stock restricted as to sale as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Invested assets on deposit (regulatory deposits)	$10	$9	$10	$8
Invested assets pledged as collateral	1,301	1,098	1,200	1,046
Invested assets received as collateral	n/a	2,588	n/a	2,233
Assets in trust held to satisfy collateral requirements	56,100	52,824	47,162	44,473
FHLB common stock restricted as to sale	71	71	71	71

Securities Lending and Repurchase/Reverse Repurchase Agreements
The following table provides the estimated fair value of securities relating to securities lending and repurchase/reverse repurchase agreements as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025			December 31, 2024
	Securities Loaned, Pledged, or Sold (1)	Securities Borrowed or Collateral Received from Counterparties (2)	Cash Collateral Received from Counterparties (3)	Securities Loaned, Pledged, or Sold (1)	Securities Borrowed or Collateral Received from Counterparties (2)	Cash Collateral Received from Counterparties (3)
Securities lending transactions	$803	$1,115	$—	$836	$1,093	$—
Repurchase/reverse repurchase transactions	2,042	703	1,205	1,781	688	982
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
The following table presents the estimated fair value of securities by the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025					December 31, 2024
	Remaining Contractual Maturity of the Agreements					Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$210	$181	$391	$—	$75	$7	$333	$415
Japanese government	—	74	—	241	315	—	227	—	75	302
ABS	—	—	17	3	20	—	—	17	3	20
CMBS	—	—	44	—	44	—	—	46	—	46
RMBS	—	—	12	—	12	—	—	13	6	19
U.S. government	—	—	—	—	—	—	—	—	8	8
State and political subdivisions	—	—	—	—	—	—	—	—	6	6
Other foreign government	—	—	11	10	21	—	—	—	20	20
Total	—	74	294	435	803	—	302	83	451	836
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	736	736	—	—	—	527	527
Japanese government	—	—	167	222	389	—	—	214	144	358
ABS	—	186	—	28	214	—	—	27	251	278
CMBS	—	181	—	78	259	—	—	49	184	233
RMBS	—	41	—	55	96	—	—	7	42	49
U.S. government	—	—	—	269	269	—	—	—	257	257
Other foreign government	—	—	—	79	79	—	—	—	79	79
Total	—	408	167	1,467	2,042	—	—	297	1,484	1,781
Total transactions	$—	$482	$461	$1,902	$2,845	$—	$302	$380	$1,935	$2,617

Mortgage Loans
The Company invests in both commercial and residential mortgage loans. As of June 30, 2025, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (12.7%), Texas (10.0%) and Washington (5.4%), followed by Canada (6.8%) and the United Kingdom (2.2%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial:
Office	$1,774	17.4%	$1,717	19.2%
Retail	3,144	30.8	2,925	32.7
Industrial	3,251	31.9	2,714	30.3
Apartment	1,296	12.7	1,121	12.5
Hotel	435	4.3	443	4.9
Other commercial	120	1.2	32	0.4
Total commercial	10,020	98.3	8,952	100.0
Residential	175	1.7	—	—
Recorded investment	10,195	100.0%	8,952	100.0%
Unamortized loan origination fees and discount	(31)		(20)
Allowance for credit losses	(107)		(93)
Total mortgage loans	$10,057		$8,839
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025		December 31, 2024
	Recorded Investment	% of Total	Recorded Investment	% of Total
Commercial:
Due within five years	$4,482	44.7%	$3,984	44.5%
Due after five years through ten years	4,679	46.7	3,959	44.2
Due after ten years	859	8.6	1,009	11.3
Total commercial	$10,020	100.0%	$8,952	100.0%

Residential:
Due within five years	$135	77.1%	$—	—%
Due after five years through ten years	—	—	—	—
Due after ten years	40	22.9	—	—
Total residential	$175	100.0%	$—	—%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in commercial mortgage loans as of June 30, 2025 and December 31, 2024 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
June 30, 2025:
Loan-to-Value Ratio
0% – 59.99%	$4,540	$186	$173	$2	$4,901	49.0%
60% – 69.99%	2,651	172	116	—	2,939	29.3
70% – 79.99%	1,288	246	41	—	1,575	15.7
80% or greater	270	167	168	—	605	6.0
Total commercial	$8,749	$771	$498	$2	$10,020	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2024:
Loan-to-Value Ratio
0% – 59.99%	$4,017	$189	$42	$7	$4,255	47.5%
60% – 69.99%	2,298	184	51	46	2,579	28.8
70% – 79.99%	1,205	178	47	—	1,430	16.0
80% or greater	523	45	120	—	688	7.7
Total commercial	$8,043	$596	$260	$53	$8,952	100.0%
The following tables set forth credit quality grades by year of origination of the Company’s recorded investment in commercial mortgage loans as of June 30, 2025 and December 31, 2024 (dollars in millions):

	Recorded Investment
	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
June 30, 2025:
Internal credit quality grade:
High investment grade	$198	$592	$434	$543	$582	$1,892	$4,241
Investment grade	1,033	1,267	839	793	431	1,003	5,366
Average	—	—	19	—	36	208	263
Watch list	—	—	—	—	—	126	126
In or near default	—	—	—	—	—	24	24
Total commercial	$1,231	$1,859	$1,292	$1,336	$1,049	$3,253	$10,020

	Recorded Investment
	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
December 31, 2024:
Internal credit quality grade:
High investment grade	$593	$436	$543	$600	$246	$1,828	$4,246
Investment grade	1,270	750	806	404	219	850	4,299
Average	—	19	—	36	18	203	276
Watch list	—	—	—	—	—	125	125
In or near default	—	—	—	—	—	6	6
Total commercial	$1,863	$1,205	$1,349	$1,040	$483	$3,012	$8,952
The following table sets forth credit quality by year of origination of the Company’s recorded investment in residential mortgage loans as of June 30, 2025 and December 31, 2024 (dollars in millions):

	Recorded Investment
	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
June 30, 2025:
Performing	$94	$41	$—	$5	$34	$1	$175
December 31, 2024:
Performing	$—	$—	$—	$—	$—	$—	$—

The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025	December 31, 2024
Commercial:
Current	$9,961	$8,934
31 – 60 days past due	4	12
61 – 90 days past due	26	—
Greater than 90 days past due	29	6
Total commercial	$10,020	$8,952

Residential:
Current	$175	$—
The following tables present information regarding the Company’s allowance for credit losses for mortgage loans for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

For the three months ended June 30, 2025:	Commercial	Residential	Total
Balance, beginning of period	$87	$2	$89
Provision (release) of credit losses	16	2	18
Write-offs, net of recoveries	—	—	—
Balance, end of period	$103	$4	$107
For the three months ended June 30, 2024:
Balance, beginning of period	$77	$—	$77
Provision (release) of credit losses	6	—	6
Write-offs, net of recoveries	(8)	—	(8)
Balance, end of period	$75	$—	$75

For the six months ended June 30, 2025:	Commercial	Residential	Total
Balance, beginning of period	$93	$—	$93
Provision (release) of credit losses	10	4	14
Write-offs, net of recoveries	—	—	—
Balance, end of period	$103	$4	$107
For the six months ended June 30, 2024:
Balance, beginning of period	$67	$—	$67
Provision (release) of credit losses	16	—	16
Write-offs, net of recoveries	(8)	—	(8)
Balance, end of period	$75	$—	$75
The Company modified four and six commercial mortgage loans for borrowers experiencing financial difficulty during the six months ended June 30, 2025 and 2024, respectively, providing interest only payments, maturity extensions or payment deferrals. The total recorded investment before allowance for credit losses for the modified loans was $35 million and $47 million as of June 30, 2025 and 2024, respectively.
The Company had two commercial mortgage loans totaling $29 million that were on nonaccrual status as of June 30, 2025 and 2024. The Company did not convert any mortgage loans to owned properties through a deed in lieu of foreclosure during the six months ended June 30, 2025, compared to three such conversions of commercial mortgage loans totaling $23 million during the six months ended June 30, 2024. Additionally, the Company reclassified one property in the amount of $21 million, that was previously held for sale, to held for use. The Company did not acquire any impaired mortgage loans during the three months ended June 30, 2025 and 2024.

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
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld by the ceding company and are legally owned and managed by the ceding company. The Company reflects these assets on its balance sheets as funds withheld at interest.
Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of June 30, 2025 and December 31, 2024 are as follows (dollars in millions):

	June 30, 2025	December 31, 2024
Limited partnerships – equity method	$1,195	$1,067
Limited partnerships – fair value	954	966
Limited partnerships – cost method	69	64
Real estate joint ventures	$1,120	970
Total limited partnerships and real estate joint ventures	$3,338	$3,067
Other Invested Assets
Other invested assets include lifetime mortgages, derivative contracts and FHLB common stock. Other invested assets also includes real estate held for investment, which is included in “Other” in the table below. As of June 30, 2025 and December 31, 2024, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of June 30, 2025 and December 31, 2024 are as follows (dollars in millions):

	June 30, 2025	December 31, 2024
Lifetime mortgages	$1,145	$984
Derivatives	119	121
FHLB common stock	71	71
Other	62	66
Total other invested assets	$1,397	$1,242
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
Commonly used derivative instruments include, but are not limited to: interest rate swaps, interest rate options, total return swaps, interest rate futures, foreign currency swaps, foreign currency forwards, foreign currency options, equity options, equity futures, credit default swaps (single name and index), options on credit default index swaps, consumer price index (“CPI”) swaps, forward bond purchase commitments, synthetic guaranteed investment contracts (“GICs”), other derivatives and embedded derivatives. For detailed information on these derivative instruments and the Company’s related strategies, see Note 12 – “Derivative Instruments” of the Company’s 2024 Annual Report.

Summary of Derivative Positions
Freestanding derivatives, except for other swaps, are included in other invested assets or other liabilities, at fair value. Other swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest or funds withheld payable, at fair value. Embedded derivative liabilities on indexed products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of June 30, 2025 and December 31, 2024 (dollars in millions):

		June 30, 2025			December 31, 2024
	Primary Underlying Risk	Notional	Carrying Value / Fair Value		Notional	Carrying Value / Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,907	$8	$13	$1,848	$6	$20
Interest rate options	Interest rate	500	1	—	1,773	1	—
Total return swaps	Interest rate	735	2	14	956	—	14
Foreign currency swaps	Foreign currency	150	39	—	150	47	—
Foreign currency forwards	Foreign currency	1,261	23	3	1,148	9	37
Foreign currency options	Foreign currency	430	2	—	430	1	—
Equity options	Equity	956	48	18	255	5	1
Equity futures	Equity	224	—	—	209	—	—
Credit default swaps	Credit	5,288	5	30	2,661	4	6
Credit default index swaps options	Credit	100	—	—	—	—	—
Other swaps	Credit	1,843	2	2	1,300	2	2
CPI swaps	CPI	415	2	8	408	6	2
Synthetic GICs	Interest rate	16,769	—	—	15,362	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements		—	310	373	—	283	338
Indexed products		—	—	354	—	—	435
Total non-designated derivatives		30,578	442	815	26,500	364	855
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate	3,223	38	68	3,336	5	103
Forward bond purchase commitments	Interest rate	2,358	5	226	2,020	—	206
Foreign currency swaps	Foreign currency	2,008	14	91	2,008	7	159
Foreign currency forwards	Foreign currency	2,259	2	75	1,966	94	—
Total hedging derivatives		9,848	59	460	9,330	106	468
Total derivatives		$40,426	$501	$1,275	$35,830	$470	$1,323

Fair Value Hedges
The Company designates and reports the following as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging: (i) certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets; and (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities. The gain or loss on the hedged item attributable to a change in interest rates or foreign currency and the offsetting gain or loss on the related interest rate or foreign currency swaps for the three and six months ended June 30, 2025 and 2024 are as follows (dollars in millions):

Derivative Type	Hedged Item	Investment Related Gains (Losses), Net		Claims and Other Policy Benefits		Interest Credited
		Derivatives	Hedged Items	Derivatives	Hedged Items	Derivatives	Hedged Items
For the three months ended June 30, 2025:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$—	$—	$—	$—	$—	$—
Interest rate swaps	Future policy benefits	—	—	1	(1)	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	2	(1)
For the three months ended June 30, 2024:
Foreign currency swaps	Foreign-denominated fixed maturity securities	3	(4)	—	—	—	—
Interest rate swaps	Future policy benefits	—	—	(4)	2	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	(3)	1
For the six months ended June 30, 2025:
Foreign currency swaps	Foreign-denominated fixed maturity securities	—	—	—	—	—	—
Interest rate swaps	Future policy benefits	—	—	14	(14)	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	22	(26)
For the six months ended June 30, 2024:
Foreign currency swaps	Foreign-denominated fixed maturity securities	2	(4)	—	—	—	—
Interest rate swaps	Future policy benefits	—	—	(4)	2	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	(5)	2
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges (dollars in millions):

Hedged Item	Carrying Amount of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets / (Liabilities)		Discontinued Fair Value Hedge Adjustments Included in the Cumulative Adjustments
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Future policy benefits	$(573)	$(508)	$(7)	$7	$3	$—
Interest-sensitive contract liabilities	(988)	(1,111)	(15)	11	7	—
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
The following table presents the cash flow hedge components of AOCI, before income taxes, and where the gain or loss related to cash flow hedges is recognized on the condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Three months ended June 30,
	2025	2024
Balance, beginning of period	$(485)	$(299)
Gains (losses), net deferred in other comprehensive income (loss)	(4)	(125)
Amounts reclassified to net investment income	18	14
Amounts reclassified to interest expense	(2)	(3)
Balance, end of period	$(473)	$(413)

	Six months ended June 30,
	2025	2024
Balance, beginning of period	$(495)	$(218)
Gains (losses), net deferred in other comprehensive income (loss)	(10)	(211)
Amounts reclassified to net investment income	36	22
Amounts reclassified to interest expense	(4)	(6)
Balance, end of period	$(473)	$(413)
As of June 30, 2025, approximately $73 million of before tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to net investment income during the next twelve months. For the same time period, approximately $6 million of before tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
		Net Investment Income	Interest Expense
For the three months ended June 30, 2025:
Interest rate	$(64)	$(1)	$2
Foreign currency	60	(17)	—
Total	$(4)	$(18)	$2
For the three months ended June 30, 2024:
Interest rate	$(33)	$(3)	$3
Foreign currency	(92)	(11)	—
Total	$(125)	$(14)	$3

For the six months ended June 30, 2025:
Interest rate	$(52)	$(2)	$4
Foreign currency	42	(34)	—
Total	$(10)	$(36)	$4
For the six months ended June 30, 2024:
Interest rate	$(90)	$(6)	$6
Foreign currency	(121)	(16)	—
Total	$(211)	$(22)	$6
For the three and six months ended June 30, 2025 and 2024, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	Three months ended June 30,		Six months ended June 30,
Derivative Type	2025	2024	2025	2024
Foreign currency forwards	$(106)	$11	$(121)	$36

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $192 million and $313 million as of June 30, 2025 and December 31, 2024, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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
A summary of the effect of non-qualifying derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024 is as follows (dollars in millions):

		Gains (Losses) for the three months ended June 30,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2025	2024
Interest rate swaps	Investment related gains (losses), net	$(1)	$(13)
Interest rate options	Investment related gains (losses), net	(1)	—
Total return swaps	Investment related gains (losses), net	6	(11)
Interest rate futures	Investment related gains (losses), net	—	1
Foreign currency swaps	Investment related gains (losses), net	(2)	8
Foreign currency forwards	Investment related gains (losses), net	40	(98)
Foreign currency options	Investment related gains (losses), net	(2)	(3)
Equity options	Investment related gains (losses), net	11	(1)
Equity futures	Investment related gains (losses), net	(21)	(2)
Credit default swaps	Investment related gains (losses), net	21	2
CPI swaps	Investment related gains (losses), net	(1)	(1)
Subtotal		50	(118)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	3	26
Indexed products	Interest credited	8	8
Total non-qualifying derivatives		$61	$(84)

		Gains (Losses) for the six months ended June 30,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2025	2024
Interest rate swaps	Investment related gains (losses), net	$5	$(44)
Interest rate options	Investment related gains (losses), net	(1)	(3)
Total return swaps	Investment related gains (losses), net	—	(7)
Interest rate futures	Investment related gains (losses), net	—	2
Foreign currency swaps	Investment related gains (losses), net	(5)	22
Foreign currency forwards	Investment related gains (losses), net	62	(162)
Foreign currency options	Investment related gains (losses), net	(3)	(3)
Equity options	Investment related gains (losses), net	5	(5)
Equity futures	Investment related gains (losses), net	(12)	(19)
Credit default swaps	Investment related gains (losses), net	3	4
CPI swaps	Investment related gains (losses), net	(6)	(1)
Subtotal		48	(216)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(8)	103
Indexed products	Interest credited	32	(12)
Total non-qualifying derivatives		$72	$(125)

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
AAA/AA/A
Single name credit default swaps	$(29)	$440	16.2	$(5)	$410	17.5
BBB
Single name credit default swaps	3	180	2.5	3	150	2.3
Credit default swaps referencing indices	1	4,653	5.3	—	2,086	5.1
Subtotal	4	4,833	5.2	3	2,236	4.9
BB
Single name credit default swaps	—	5	1.0	—	5	1.5
B
Single name credit default swaps	—	10	0.7	—	10	1.2
Total	$(25)	$5,288	6.1	$(2)	$2,661	6.8
(1)Rating agency designations are based on ratings from Standard and Poor’s (“S&P”).
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
The following table provides information relating to the netting of the Company’s derivative instruments as of June 30, 2025 and December 31, 2024 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments / Collateral (1)	Net Amount
June 30, 2025:
Derivative assets	$191	$(70)	$121	$(121)	$—
Derivative liabilities	548	(70)	478	(478)	—
December 31, 2024:
Derivative assets	187	(64)	123	(123)	—
Derivative liabilities	550	(64)	486	(486)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of June 30, 2025, the Company had credit exposure of $16 million.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are summarized below (dollars in millions):

June 30, 2025:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$57,326	$—	$48,414	$8,912
Canadian government	5,134	—	5,134	—
Japanese government	5,738	—	5,738	—
ABS	6,016	—	3,779	2,237
CMBS	2,076	—	2,052	24
RMBS	1,522	—	1,522	—
U.S. government	1,370	1,295	71	4
State and political subdivisions	699	—	699	—
Other foreign government	6,162	—	6,130	32
Total fixed maturity securities available-for-sale	86,043	1,295	73,539	11,209
Equity securities	155	64	—	91
Funds withheld at interest – embedded derivatives	(250)	—	—	(250)
Funds withheld at interest	60	—	—	60
Cash equivalents	3,547	3,494	53	—
Short-term investments	463	393	61	9
Other invested assets:
Derivatives	119	—	119	—
Other	18	—	18	—
Total other invested assets	137	—	137	—
Other assets – derivatives	2	—	—	2
Total	$90,157	$5,246	$73,790	$11,121
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$354	$—	$—	$354
Other liabilities:
Funds withheld at interest – embedded derivatives	(187)	—	—	(187)
Derivatives	478	—	476	2
Total	$645	$—	$476	$169
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of June 30, 2025, the fair value of such investments was $954 million.

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

Quantitative Information Regarding Internally Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of June 30, 2025 and December 31, 2024 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Input	Range (Weighted Average)
	June 30, 2025	December 31, 2024			June 30, 2025	December 31, 2024
Assets:
Corporate	$487	$99	Market comparable securities	Liquidity premium	2-4% (3%)	2%
				EBITDA Multiple	6.2x-14.1x (10.4x)	6.7x-11.0x (9.7x)
ABS	672	564	Market comparable securities	Liquidity premium	0-20% (4%)	0-10%% (3%%)
U.S. government	4	—	Market comparable securities	Liquidity premium	1%	—
Equity securities	33	33	Market comparable securities	Liquidity premium	4%	4%
				EBITDA Multiple	7.4x-11.8x (10.5x)	7.4x-12.8x (10.9x)
Funds withheld at interest – embedded derivatives	(2)	22	Total return swap	Mortality	0-100% (4%)	0-100% (3%)
				Lapse	0-35% (20%)	0-35% (18%)
				Withdrawal	0-10% (5%)	0-10% (4%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-4% (2%)	1-4% (2%)
Other assets – derivatives	2	2	Credit default swap	Credit spread	0-1% (0%)	0-1% (0%)
				Probability of default	0-6% (0%)	0-8% (0%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed products	354	435	Discounted cash flow	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (19%)	0-35% (17%)
				Withdrawal	0-10% (4%)	0-10% (4%)
				Option budget projection	1-4% (2%)	1-4% (2%)
Other liabilities – derivatives	2	2	Credit default swap	Credit spread	0-1% (0%)	0-1% (0%)
				Probability of default	0-6% (0%)	0-8% (0%)

Changes in Level 3 Assets and Liabilities
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Transfers out of Level 3 are primarily the result of the Company obtaining observable pricing information or a third-party pricing quotation that appropriately reflects the fair value of those assets and liabilities. The Company had Level 3 other swap assets and liabilities that on a gross and net basis were not material for the three and six months ended June 30, 2025.
For further information on the Company’s valuation processes, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2024 Annual Report.
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended June 30, 2025:	Fixed maturity securities available-for-sale						Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$8,222	$30	$1,908	$4	$87	$3	$(66)	$57	$(383)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	3	—	—	—	—	—	—	—	—
Investment related gains (losses), net	(24)	—	(1)	—	4	—	3	—	—
Interest credited	—	—	—	—	—	—	—	—	8
Included in other comprehensive income (loss)	60	2	29	—	—	—	—	4	—
Purchases (2)	889	—	384	—	—	7	—	1	4
Sales (2)	(47)	—	(10)	—	—	—	—	—	—
Settlements (2)	(182)	—	(51)	—	—	(1)	—	(2)	17
Transfers into Level 3	—	—	10	—	—	—	—	—	—
Transfers out of Level 3	(9)	—	(8)	—	—	—	—	—	—
Fair value, end of period	$8,912	$32	$2,261	$4	$91	$9	$(63)	$60	$(354)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$—	$—	$—	$—	$—	$(1)	$—
Investment related gains (losses), net	(24)	—	—	—	4	—	3	—	—
Interest credited	—	—	—	—	—	—	—	—	(8)
Included in other comprehensive income (loss)	61	2	29	—	—	—	—	3	—
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

For the six months ended June 30, 2025:	Fixed maturity securities available-for-sale						Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$6,854	$30	$1,799	$5	$88	$11	$(55)	$56	$(435)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	7	—	2	—	—	—	—	(1)	—
Investment related gains (losses), net	(31)	—	—	—	4	—	(8)	—	—
Interest credited	—	—	—	—	—	—	—	—	32
Included in other comprehensive income (loss)	99	2	49	—	—	—	—	6	—
Purchases (2)	2,403	—	580	—	—	7	—	1	11
Sales (2)	(91)	—	(10)	—	(1)	—	—	—	—
Settlements (2)	(322)	—	(165)	(1)	—	(7)	—	(2)	38
Transfers into Level 3	2	—	20	—	—	—	—	—	—
Transfers out of Level 3	(9)	—	(14)	—	—	(2)	—	—	—
Fair value, end of period	$8,912	$32	$2,261	$4	$91	$9	$(63)	$60	$(354)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$6	$—	$1	$—	$—	$—	$—	$(2)	$—
Investment related gains (losses), net	(32)	—	—	—	5	—	(8)	—	—
Interest credited	—	—	—	—	—	—	—	—	(5)
Included in other comprehensive income (loss)	101	2	50	—	—	—	—	5	—
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

For the three months ended June 30, 2024:	Fixed maturity securities available-for-sale						Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$5,079	$33	$1,398	$27	$69	$10	$(94)	$55	$(398)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	4	—	2	—	—	—	—	—	—
Investment related gains (losses), net	(24)	—	1	—	(4)	—	26	—	—
Interest credited	—	—	—	—	—	—	—	—	8
Included in other comprehensive income (loss)	(28)	(2)	2	—	—	—	—	—	—
Purchases (2)	764	—	142	—	9	7	—	—	(23)
Sales (2)	(63)	—	—	—	—	(1)	—	—	—
Settlements (2)	(232)	—	(99)	—	—	—	—	—	27
Transfers into Level 3	1	—	51	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	(1)	—	—	—
Fair value, end of period	$5,501	$31	$1,497	$27	$74	$15	$(68)	$55	$(386)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$2	$—	$1	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(18)	—	—	—	(4)	—	26	—	—
Interest credited	—	—	—	—	—	—	—	—	18
Included in other comprehensive income (loss)	(27)	(2)	4	—	—	—	—	—	—
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

For the six months ended June 30, 2024:	Fixed maturity securities available-for-sale						Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$4,933	$35	$1,425	$26	$70	$2	$(171)	$54	$(415)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	6	—	3	—	—	—	—	2	—
Investment related gains (losses), net	(48)	—	(1)	—	(7)	—	103	—	—
Interest credited	—	—	—	—	—	—	—	—	(12)
Included in other comprehensive income (loss)	(17)	(4)	4	—	—	—	—	(1)	—
Purchases (2)	1,192	—	188	—	11	15	—	1	(11)
Sales (2)	(182)	—	(23)	—	—	(1)	—	—	—
Settlements (2)	(350)	—	(159)	(1)	—	—	—	(1)	52
Transfers into Level 3	1	—	81	2	—	—	—	—	—
Transfers out of Level 3	(34)	—	(21)	—	—	(1)	—	—	—
Fair value, end of period	$5,501	$31	$1,497	$27	$74	$15	$(68)	$55	$(386)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$2	$—	$—	$—	$—	$2	$—
Investment related gains (losses), net	(45)	—	(3)	—	(7)	—	103	—	—
Interest credited	—	—	—	—	—	—	—	—	64
Included in other comprehensive income (loss)	(15)	(4)	6	—	—	—	—	(1)	—
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
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis in periods subsequent to their initial recognition if they are determined to be impaired. For the six months ended June 30, 2025 and 2024, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of June 30, 2025 and December 31, 2024 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2024 Annual Report. This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amounts approximate carrying value as they equal the amount of cash collateral received/paid.

June 30, 2025:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$10,057	$9,523	$—	$—	$9,523
Policy loans	1,294	1,294	—	1,294	—
Funds withheld at interest	7,306	6,971	—	—	6,971
Limited partnerships – cost method	69	99	—	—	99
Cash and cash equivalents	1,869	1,869	1,869	—	—
Short-term investments	39	39	39	—	—
Other invested assets	1,220	1,023	—	71	952
Accrued investment income	1,089	1,089	—	1,089	—
Liabilities:
Interest-sensitive contract liabilities (2)	$27,787	$27,766	$—	$—	$27,766
Funds withheld at interest	5,003	4,765	—	—	4,765
Long-term debt	5,734	5,586	—	—	5,586

December 31, 2024:
Assets:
Mortgage loans	$8,839	$8,422	$—	$—	$8,422
Policy loans	1,321	1,321	—	1,321	—
Funds withheld at interest	5,596	5,296	—	—	5,296
Limited partnerships – cost method	64	88	—	—	88
Cash and cash equivalents	1,271	1,271	1,271	—	—
Short-term investments	50	50	50	—	—
Other invested assets	1,064	862	3	71	788
Accrued investment income	986	986	—	986	—
Liabilities:
Interest-sensitive contract liabilities (2)	$25,817	$25,540	$—	$—	$25,540
Funds withheld at interest	5,177	4,960	—	—	4,960
Long-term debt	5,042	4,836	—	—	4,836
(1)Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
(2)Carrying values and estimated fair values presented herein include a reinsurance recoverable of $2.0 billion as of June 30, 2025 and December 31, 2024, respectively.
NOTE 13 INCOME TAX
The effective tax rate on pre-tax income for the three and six months ended June 30, 2025, was 47.0% and 34.1%, respectively. The tax rate was higher than the U.S. statutory rate primarily due to tax expense related to legal entity restructuring, the establishment of a valuation allowance on foreign tax credit carryforwards, and income earned in foreign jurisdictions with statutory tax rates higher than in the U.S. These increases were partially offset with benefits received from tax credits generated during the year. The effective tax rate on pre-tax income for the three and six months ended June 30, 2024, was 24.3% and 23.1%, respectively. The tax rate was higher than the U.S. statutory rate primarily due to income earned in foreign jurisdictions and adjustments to the valuation allowance. These increases were partially offset with benefits received in certain foreign jurisdictions.
The One Big Beautiful Bill Act (“OBBB”) was enacted on July 4, 2025 and is not expected to have a material impact on the Company’s financial statements.
The Organization for Economic Cooperation and Development developed Model Global Anti-Base Erosion (“GloBE”) rules under Pillar II establishing a Global Minimum Tax to ensure that multinational enterprises with consolidated revenue of more than EUR 750 million pay an effective tax rate of at least 15% on income arising in each jurisdiction in which they operate. As of June 30, 2025, many of the jurisdictions in which RGA operates enacted Pillar II legislation into domestic law with an effective date of January 1, 2024 or January 1, 2025. The tax impact of such Pillar II legislation was immaterial for the three months ended June 30, 2025.
Bermuda enacted the Corporate Income Tax Act of 2023 on December 27, 2023. The Bermuda corporate income tax regime establishes a statutory tax rate of 15% and is applicable to multinational companies with annual revenue of EUR 750 million or more. The corporate income tax regime is effective for fiscal years beginning on or after January 1, 2025. The tax impact for Bermuda was immaterial for the three months ended June 30, 2025.

NOTE 14 EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three and six months ended June 30, 2025 and 2024 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
Service cost	$3	$4	$1	$1
Interest cost	3	2	1	—
Expected return on plan assets	(3)	(3)	—	—
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of prior actuarial losses	—	—	—	—
Settlements	1	—	—	—
Net periodic benefit cost	$4	$3	$1	$—

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service cost	$7	$7	$1	$1
Interest cost	6	5	2	1
Expected return on plan assets	(7)	(6)	—	—
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of prior actuarial losses	—	1	—	—
Settlements	1	—	—	—
Net periodic benefit cost	$7	$7	$2	$1
NOTE 15 COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of June 30, 2025 and December 31, 2024, are presented in the following table (dollars in millions):

	June 30, 2025	December 31, 2024
Limited partnerships and real estate joint ventures	$1,455	$1,103
Mortgage loans	432	81
Bank loans and private placements	2,434	1,950
Lifetime mortgages	113	103
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for current expected credit losses associated with unfunded commitments as of June 30, 2025 and December 31, 2024.
Reinsurance Transaction
As previously disclosed, in February 2025, the Company’s subsidiary RGA Reinsurance Company (“RGA Re”) entered into a Master Transaction Agreement with subsidiaries of Equitable Holdings, Inc. (collectively, the “Counterparty”). Under the Master Transaction Agreement, RGA Re agreed to enter into coinsurance and modified coinsurance agreements (collectively, the “Reinsurance Contracts”) with the Counterparty following regulatory approvals. On July 31, 2025, RGA Re executed the Reinsurance Contracts with the Counterparty, pursuant to which it assumed a 75% quota share of the Counterparty’s in-force individual life insurance liabilities, consisting of approximately $32 billion, on a U.S. statutory basis of accounting, of a diversified mix of life products. Due to the presentation requirements of U.S. GAAP, specifically as they relate to the reinsurance of separate account reserves and other U.S. statutory and U.S. GAAP reporting differences under the Reinsurance Contracts, the Company currently estimates that the value of liabilities assumed and assets reflected on the consolidated balance sheet will be approximately $11 billion to $12 billion.

Funding Agreements
Federal Home Loan Bank of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2025 and December 31, 2024, the Company had $1.4 billion and $1.3 billion of FHLB funding agreements outstanding, respectively. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s Funding Agreement Backed Notes (“FABN”) program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of June 30, 2025 and December 31, 2024, the Company had $3.8 billion and $3.2 billion, respectively, of FABN agreements outstanding, which are included within interest-sensitive contract liabilities.
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
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right of use asset and lease obligation. As of June 30, 2025, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of June 30, 2025 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	1,883
2036	2,349
2037	5,100
2038	1,750
2039	8,751
2041	250
2046	3,000
2049	4,750
Support Agreements
The Company, as obligor, is a party to a capital maintenance agreement with its subsidiary, RGA Life and Annuity, as beneficiary, which was entered into in connection with receipt of insurance licenses in certain jurisdictions. Under this agreement, the Company guarantees for specified periods of time (depending upon jurisdiction) that the subsidiary will meet specified capital and surplus levels. Given the amount of business that has been and is expected to be written by the subsidiary, the Company anticipates that it will have sufficient liquidity and capital to meet any obligation under this agreement.

NOTE 16 SEGMENT INFORMATION
Segments
The Company has nine geographic-based and business-based operational segments including a Corporate and Other segment. Geographic-based operations are further segmented into traditional and financial solutions businesses. The Company’s geographic based segments are U.S. and Latin America, Canada, Europe Middle East and Africa, and Asia Pacific.
Traditional reinsurance includes individual and group life and health, disability, long-term care and critical illness reinsurance. Financial Solutions includes asset-intensive reinsurance, longevity reinsurance, stable value products, pension risk transfer transactions and capital solutions products.
The Corporate and Other revenues primarily include investment income from unallocated invested assets and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated corporate overhead and executive costs, interest expense related to debt and service business expenses. Additionally, Corporate and Other includes results from the Company’s Funding Agreement Backed Notes (“FABN”) issued prior to January 1, 2025. Effective January 1, 2025, newly issued FABNs are included in the U.S. Financial Solutions segment.
Segment Accounting Policies
The accounting policies of the segments are the same as those described in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report.
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
No individual client generated 10% or more of the Company’s total gross premiums and other revenues on a consolidated basis for the six months ended June 30, 2025 and 2024. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
•Non-economic losses at contract inception for direct pension risk transfer single premium business (which are amortized into adjusted operating income within adjusted claims and other policy benefits over the estimated lives of the contracts);
•Any net gain or loss from discontinued operations;
•The cumulative effect of any accounting changes;
•The impact of certain tax related items; and
•Any other items that the Company believes are not indicative of the Company’s ongoing operations.
The Company’s significant expenses are (1) adjusted claims and other policy benefits which exclude the non-economic losses at contract inception for direct pension risk transfer single premium business, (2) future policy benefits remeasurement gains and losses, (3) adjusted interest credited, which excludes the change in fair value of embedded derivatives associated with indexed products and (4) interest expense.

The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer (“CEO”). The CEO uses segment adjusted operating income before income taxes to allocate resources (including employees and financial and capital resources) for each segment including consideration of future performance. The CEO considers performance on a monthly basis for segment adjusted operating income before income taxes when making decisions about allocating capital, personnel, evaluating market opportunities and future growth. The CEO also uses segment adjusted operating income before income taxes to assess the performance for each segment and for evaluating compensation of certain employees.
The Company does not report total assets by segment, as this metric is not used by the CODM to allocate resources or evaluate segment performance.
The following tables summarize the Company’s reportable segment revenues, significant expenses, measure of profit and loss and reconciliations to the Company’s consolidated totals (dollars in millions):

For the three months ended June 30, 2025:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$2,320	$419	$406	$108	$608	$367	$889	$374	$187	$5,678
Reconciliation of revenues:
Investment and derivative gains (losses)										(77)
Change in fair value of funds withheld embedded derivatives										3
Funds withheld gains (losses) – investment income										2
Other revenues (1)										(7)
Total consolidated revenues										$5,599
Less significant expenses (2):
Adjusted claims and other policy benefits	1,922	76	318	93	533	224	701	158	—
Future policy benefits remeasurement (gains) losses	74	(1)	2	—	6	(3)	(8)	(2)	—
Adjusted interest credited	37	130	—	—	—	7	—	93	45
Interest expense	—	—	—	—	—	—	—	—	90
Other expenses (3)	283	117	58	6	51	23	92	48	84
Adjusted operating income (loss) before income taxes	$4	$97	$28	$9	$18	$116	$104	$77	$(32)	$421
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(77)
Market risk benefits remeasurement gains (losses)										17
Change in fair value of funds withheld embedded derivatives										3
Funds withheld gains (losses) – investment income										2
Derivatives – interest credited										(2)
Investment income (loss) on unit-linked variable annuities										—
Interest credited on unit-linked variable annuities										—
Interest expense on uncertain tax positions										—
Other reconciling items (4)										(23)
Income before income taxes per condensed consolidated statements of income										$341
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

For the six months ended June 30, 2025:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$4,511	$915	$790	$215	$1,180	$649	$1,739	$695	$324	$11,018
Reconciliation of revenues:
Investment and derivative gains (losses)										(148)
Change in fair value of funds withheld embedded derivatives										(8)
Funds withheld gains (losses) – investment income										2
Other revenues (1)										(5)
Total consolidated revenues										$10,859
Less significant expenses (2):
Adjusted claims and other policy benefits	3,695	276	613	184	1,016	391	1,372	303	—
Future policy benefits remeasurement (gains) losses	49	(3)	5	—	(2)	(6)	(26)	(5)	—
Adjusted interest credited	66	253	—	—	—	13	—	177	92
Interest expense	—	—	—	—	—	—	—	—	170
Other expenses (3)	557	225	112	11	98	45	183	84	164
Adjusted operating income (loss) before income taxes	$144	$164	$60	$20	$68	$206	$210	$136	$(102)	$906
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(148)
Market risk benefits remeasurement gains (losses)										(12)
Change in fair value of funds withheld embedded derivatives										(8)
Funds withheld gains (losses) – investment income										2
Derivatives – interest credited										(12)
Other reconciling items (4)										(18)
Income before income taxes per condensed consolidated statements of income										$710
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

For the three months ended June 30, 2024:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$2,037	$677	$390	$102	$524	$247	$778	$231	$133	$5,119
Reconciliation of revenues:
Investment and derivative gains (losses)										(308)
Change in fair value of funds withheld embedded derivatives										26
Funds withheld gains (losses) – investment income										—
Investment income (loss) on unit-linked variable annuities										(1)
Other revenues (1)										42
Total consolidated revenues										$4,878
Less significant expenses (2):
Adjusted claims and other policy benefits	1,676	367	304	89	464	133	607	74	—
Future policy benefits remeasurement (gains) losses	(66)	(3)	1	—	6	2	(29)	(1)	—
Adjusted interest credited	19	126	—	—	—	9	—	49	35
Interest expense	—	—	—	—	—	—	—	—	1
Other expenses (3)	241	107	59	6	55	17	101	38	141
Adjusted operating income (loss) before income taxes	$167	$80	$26	$7	$(1)	$86	$99	$71	$(44)	$491
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(308)
Market risk benefits remeasurement gains (losses)										8
Change in fair value of funds withheld embedded derivatives										26
Funds withheld gains (losses) – investment income										—
Derivatives – interest credited										6
Investment income (loss) on unit-linked variable annuities										(1)
Interest credited on unit-linked variable annuities										1
Interest expense on uncertain tax positions										1
Other reconciling items (4)										45
Income before income taxes per condensed consolidated statements of income										$269
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

For the six months ended June 30, 2024:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$3,963	$2,958	$775	$129	$1,049	$472	$1,569	$420	$255	$11,590
Reconciliation of revenues:
Investment and derivative gains (losses)										(540)
Change in fair value of funds withheld embedded derivatives										103
Funds withheld gains (losses) – investment income										2
Investment income (loss) on unit-linked variable annuities										(2)
Other revenues (1)										62
Total consolidated revenues										$11,215
Less significant expenses (2):
Adjusted claims and other policy benefits	3,248	2,323	587	108	888	255	1,193	121	—
Future policy benefits remeasurement (gains) losses	(87)	(1)	(2)	—	1	4	(28)	(1)	—
Adjusted interest credited	38	261	—	—	—	16	—	100	65
Interest expense	—	—	—	—	—	—	—	—	139
Other expenses (3)	469	205	118	7	123	34	196	70	133
Adjusted operating income (loss) before income taxes	$295	$170	$72	$14	$37	$163	$208	$130	$(82)	$1,007
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(540)
Market risk benefits remeasurement gains (losses)										43
Change in fair value of funds withheld embedded derivatives										103
Funds withheld gains (losses) – investment income										2
Derivatives – interest credited										(7)
Investment income (loss) on unit-linked variable annuities										(2)
Interest credited on unit-linked variable annuities										2
Interest expense on uncertain tax positions										1
Other reconciling items (4)										(68)
Income before income taxes per condensed consolidated statements of income										$541
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

NOTE 17 FINANCING ACTIVITIES
Facility Agreement for Senior Notes Issuance
On June 4, 2025, the Company entered into a 30-year facility agreement with a Delaware trust (the “Trust”) in connection with the sale by the Trust of $1.0 billion of pre-capitalized securities. The Trust invested the proceeds from the sale of its securities in a portfolio of principal and interest strips of U.S. Treasury securities.
The facility agreement provides the Company with the right to issue and sell to the Trust from time to time up to $1.0 billion of its 6.722% senior notes due 2055 in exchange for a corresponding amount of the U.S. Treasury securities held by the Trust. In return, the Company agreed to pay a semi-annual facility fee to the Trust at a rate of 1.789% per year applied to the maximum amount of senior notes that the Company could issue to the Trust. The Company can redeem the 6.722% Senior Notes at any time, in whole or in part. At June 30, 2025, the Company had not issued any senior notes under the facility agreement.
The issuance right will be exercised automatically in full upon the Company’s failure to make certain payments to the Trust, or upon certain bankruptcy events involving RGA. The Company is also required to exercise the issuance right in full if its consolidated stockholders’ equity (excluding AOCI and noncontrolling interests) falls below a minimum threshold of $2.0 billion and upon certain other events described in the facility agreement.
Subordinated Debt Issuances
On March 3, 2025, the Company issued 6.65% fixed-rate reset subordinated debentures due 2055 with a face amount of $700 million which will be used for general corporate purposes, including funding the Company’s obligations with respect to the reinsurance transactions disclosed in Note 15 – “Commitments, Contingencies and Guarantees.” Capitalized issuance costs are estimated as $9 million.
NOTE 18 NEW ACCOUNTING STANDARDS
Changes to the general accounting principles are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB Accounting Standards Codification™. Accounting standards updates not listed below were assessed and determined to be not applicable or expected to have a minimal impact on the Company’s condensed consolidated financial statements.

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws including, among others, statements relating to projections of the future operations, strategies, earnings, revenues, income or loss, ratios, financial performance, and growth potential of the Company and future developments associated with the previously announced transaction relating to the master transaction agreement that a Company subsidiary entered into with subsidiaries of Equitable Holdings, Inc., pursuant to which on July 31, 2025, such Company subsidiary entered into coinsurance and modified coinsurance agreements with those counterparties (the “Reinsurance Transaction”). Forward-looking statements often contain words and phrases such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “pro forma,” “project,” “should,” “will,” “would,” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. Forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Forward-looking statements are not a guarantee of future performance and are subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.
Factors that could also cause results or events to differ, possibly materially, from those expressed or implied by forward-looking statements, include, among others: (1) adverse changes in mortality, morbidity, lapsation, or claims experience, (2) inadequate risk analysis and underwriting, (3) adverse capital, and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (4) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (5) the availability and cost of collateral necessary for regulatory reserves and capital, (6) requirements to post collateral or make payments due to declines in the market value of assets subject to the Company’s collateral arrangements, (7) action by regulators that have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (8) the effect of the Company parent’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, (9) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (10) the impairment of other financial institutions and its effect on the Company’s business, (11) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (12) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities that in turn could affect regulatory capital, (13) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (14) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (15) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (16) the stability of and actions by governments and economies in the markets in which the Company operates, including ongoing uncertainties regarding the amount of U.S. sovereign debt and the credit ratings thereof, (17) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers, and others, (18) financial performance of the Company’s clients, (19) the threat of natural disasters, catastrophes, terrorist attacks, pandemics, epidemics or other major public health issues anywhere in the world where the Company or its clients do business, (20) competitive factors and competitors’ responses to the Company’s initiatives, (21) development and introduction of new products and distribution opportunities, (22) execution of the Company’s entry into new markets, (23) integration of acquired blocks of business and entities, (24) interruption or failure of the Company’s telecommunication, information technology, or other operational systems, or the Company’s failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data and intellectual property stored on such systems, (25) adverse developments with respect to litigation, arbitration, or regulatory investigations or actions, (26) the adequacy of reserves, resources and accurate information relating to settlements, awards, and terminated and discontinued lines of business, (27) changes in laws, regulations, and accounting standards applicable to the Company or its business, (28) the Company’s ability to achieve the expected benefits of the Reinsurance Transaction, and (29) other risks and uncertainties described in this document and in the Company’s filings with the Securities and Exchange Commission (“SEC”).
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update these forward-looking statements, even though the Company’s situation may change in the future, except as required under applicable securities law. For a discussion of the risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as may be supplemented by Item 1A – “Risk

Factors” in the Company’s subsequent Quarterly Reports on Form 10-Q and in other periodic and current reports filed with the SEC.
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $4.1 trillion of life reinsurance in force and assets of $133.5 billion as of June 30, 2025. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial Solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from Financial Solutions business and income earned on invested assets.
The Company’s Traditional business involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. To a lesser extent, the Company also reinsures health business, typically for one to three years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of insureds, and the exercise of recapture options by ceding companies. The Company’s Financial Solutions business includes significant asset-intensive and longevity risk transactions, which allow its clients to take advantage of growth opportunities and manage their capital, longevity and investment risk. The Company also works with partners to provide pension solutions that enable plan sponsors to diversify and protect the benefits provided to the annuitants.
For its traditional business, the Company’s profitability largely depends on the volume and amount of death- and health-related claims incurred and the ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. For longevity business, the Company’s profitability depends on the lifespan of the underlying contract holders and the investment performance for certain contracts. Additionally, the Company generates profits on investment spreads associated with the reinsurance of investment type contracts and generates fees from financial reinsurance transactions, which are typically shorter duration than its traditional life reinsurance business. The Company believes that its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.
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

Consolidated Results of Operations
A discussion of the Company’s financial condition and results of operations for the three and six months ended June 30, 2025 and 2024 is presented below.
Consolidated net income
The following table summarizes net income for the periods presented (dollars in millions, except per share data).

	Three months ended June 30,			Six months ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Revenues
Net premiums	$4,151	$3,920	$231	$8,170	$9,296	$(1,126)
Net investment income	1,408	1,082	326	2,640	2,043	597
Investment related losses, net	(44)	(271)	227	(123)	(420)	297
Other revenues	84	147	(63)	172	296	(124)
Total revenues	5,599	4,878	721	10,859	11,215	(356)
Benefits and expenses
Claims and other policy benefits	4,045	3,712	333	7,867	8,844	(977)
Future policy benefits remeasurement (gains) losses	68	(90)	158	12	(114)	126
Market risk benefits remeasurement (gains) losses	(17)	(8)	(9)	12	(43)	55
Interest credited	314	231	83	613	485	128
Policy acquisition costs and other insurance expenses	433	391	42	850	778	72
Other operating expenses	325	301	24	625	584	41
Interest expense	90	72	18	170	140	30
Total benefits and expenses	5,258	4,609	649	10,149	10,674	(525)
Income before income taxes	341	269	72	710	541	169
Provision for income taxes	160	65	95	241	125	116
Net income	$181	$204	$(23)	$469	$416	$53
Net income attributable to noncontrolling interest	1	1	—	3	3	—
Net income available to RGA, Inc. shareholders	$180	$203	$(23)	$466	$413	$53
Earnings per share
Basic earnings per share	$2.72	$3.07	$(0.35)	$7.05	$6.28	$0.77
Diluted earnings per share	$2.70	$3.03	$(0.33)	$6.97	$6.19	$0.78
Consolidated results
Three months ended June 30, 2025 compared to three months ended June 30, 2024
The increase in pre-tax income for the three months ended June 30, 2025, was primarily the result of:
•A decrease in investment related losses resulting from lower unfavorable impacts from portfolio repositioning, in addition to gains on freestanding derivatives, compared to the prior year.
•An increase in variable investment income from limited partnerships and real estate joint ventures and an increase in investment income attributable to an increase in invested assets and higher new money rate.
•The increase in variable investment income and decrease in investment related losses were partially offset by unfavorable claims in the U.S. traditional segment and favorable impacts of in force management actions recognized in the prior year.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
The increase in pre-tax income for the six months ended June 30, 2025, was primarily due to the following:
•During 2024, the Company recognized a non-economic loss at the inception of a single premium pension risk transfer (“PRT”) transaction. The non-economic loss at inception is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP.
•A decrease in investment related losses resulting from lower unfavorable impacts from portfolio repositioning and freestanding derivatives.
Fluctuations in foreign currency to U.S. Dollar exchange rates

Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations increased income before income taxes by $10 million and $2 million for the three and six months ended June 30, 2025, respectively, primarily due to the strengthening of the British Pound and Japanese Yen compared to the U.S. dollar.
Investment related gains and losses
The decrease in investment related losses, net is attributable to the following:
•During the three and six months ended June 30, 2025, the Company repositioned its investment portfolio to generate higher yields which led to net capital losses of $35 million and $86 million, respectively, compared to net capital losses of $162 million and $264 million for the three and six months ended June 30, 2024, respectively.
•For the three and six months ended June 30, 2025, changes in the fair value of freestanding derivatives decreased investment related losses, net by $50 million and $48 million, respectively, compared to an increase in investment related losses, net of $119 million and $218 million for the three and six months ended June 30, 2024, respectively.
•The Company incurred $68 million and $76 million of changes in allowance for credit losses and impairments during the three and six months ended June 30, 2025, respectively, compared to $18 million and $57 million during the three and six months ended June 30, 2024, respectively.
Market risk benefits
Market risk benefits represent the impact related to market risk benefits, which consist of guaranteed minimum benefits associated with the Company’s reinsurance of variable and indexed annuities. The change in fair value of the freestanding derivatives purchased by the Company to hedge the liability is reflected in investment related gains (losses), net. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, increased (decreased) income before income taxes by $1 million and $(2) million for the three and six months ended June 30, 2025, respectively. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, did not have any impact on the three months ended June 30, 2024, and resulted in a decrease to income before income taxes of $9 million for the six months ended June 30, 2024.
Non-economic changes in insurance liabilities
Non-economic changes in insurance liabilities include the initial loss on PRT transactions, net of amortization and changes in the fair value of embedded derivatives associated with the Company’s reinsurance of indexed products. The initial loss at inception of a PRT transaction is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP. The Company incurred non-economic losses of $23 million and $29 million for the three and six months ended June 30, 2025, respectively, compared to gains (losses) of $9 million and $(127) million for the three and six months ended June 30, 2024, respectively.
Income taxes
The effective tax rate was 0.5% and 0.3% for the three and six months ended June 30, 2025, respectively, compared to 24.3% and 23.1% for the three and six months ended June 30, 2024. See Note 13 – “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate.
Consolidated adjusted operating income before income taxes
Non-GAAP Measure – Adjusted operating income before income taxes is not determined in accordance with U.S. GAAP. The Company principally uses adjusted operating income before income taxes in evaluating performance because the Company believes that such measure, when reviewed in conjunction with relevant U.S. GAAP measure (i.e., income before income taxes), presents a clearer picture of its operating performance and assists the Company in the allocation of its resources. The Company believes that this non-GAAP financial measure provides investors and other third parties with a better understanding of the Company’s results of operations, financial statements and the underlying profitability drivers and trends of the Company’s businesses by excluding specified items which may not be indicative of the Company’s ongoing operating performance and may fluctuate significantly from period to period. This measure should be considered supplementary to the Company’s financial results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way the Company calculates such measures. Consequently, the Company’s non-GAAP financial measures may not be comparable to similar measures used by other companies.
Adjusted operating income (loss) before income taxes is calculated as income (loss) before income taxes excluding, as applicable:
•Substantially all of the effect of net investment related gains and losses;
•Changes in the fair value of embedded derivatives;

•Changes in the fair value of contracts that provide market risk benefits;
•Non-economic losses at contract inception for direct pension risk transfer single premium business (which are amortized into adjusted operating income within adjusted claims and other policy benefits over the estimated lives of the contracts);
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

	Three months ended June 30,			Six months ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Income before income taxes	$341	$269	$72	$710	$541	$169
Investment and derivative (gains) losses	77	308	(231)	148	540	(392)
Market risk benefits remeasurement (gains) losses	(17)	(8)	(9)	12	(43)	55
Change in fair value of funds withheld embedded derivatives	(3)	(26)	23	8	(103)	111
Funds withheld (gains) losses – investment income	(2)	—	(2)	(2)	(2)	—
Derivatives – interest credited	2	(6)	8	12	7	5
Investment income on unit-linked variable annuities	—	1	(1)	—	2	(2)
Interest credited on unit-linked variable annuities	—	(1)	1	—	(2)	2
Interest expense on uncertain tax positions	—	(1)	1	—	(1)	1
Other	23	(45)	68	18	68	(50)
Adjusted operating income before income taxes	$421	$491	$(70)	$906	$1,007	$(101)
Three months ended June 30, 2025 compared to three months ended June 30, 2024
The decrease in adjusted operating income before income taxes in 2025 was primarily the result of the following:
•Unfavorable claims experience in the U.S Traditional segment in the current year and favorable impacts of in force management actions recognized in the prior year.
•An increase in operating and financing costs to support new business growth.
The decrease in adjusted operating income before income taxes was partially offset by the following:
•An increase in investment income attributable to an increase in invested assets and higher new money rates.
•An increase in variable investment income.
Six months ended June 30, 2025 compared to the six months ended June 30, 2024
The decrease in adjusted operating income before income taxes in 2025 was primarily the result of the following:
•Unfavorable claims experience in the U.S Traditional segment in the current year and favorable impacts of in force management actions recognized in the prior year.
•A decrease in other income due to a reduction in surrender charges related to a decline in lapses on a single premium block of business.
•An increase in operating and financing costs to support new business growth.
The decrease in adjusted operating income before income taxes was partially offset by the following:
•An increase in investment income attributable to an increase in invested assets and higher new money rates.
•An increase in variable investment income.

Fluctuations in foreign currency to U.S. Dollar exchange rates
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations increased adjusted operating income before income taxes by $9 million and $1 million for the three and six months ended June 30, 2025, respectively, primarily due to the strengthening of the British Pound and Japanese Yen compared to the U.S. dollar.
Premiums and business growth
The increase in premiums for the three months ended June 30, 2025, was due to organic growth on existing treaties and new business production. The decrease in premiums for the six months ended June 30, 2025, was primarily due to single premium pension risk transfer (“PRT”) transactions completed during 2024. The PRT single premiums received were offset by increases in reserves. Organic growth and new business production, measured by the face amount of life reinsurance in force, were $242.6 billion and $198.7 billion during the six months ended June 30, 2025 and 2024, respectively. Consolidated assumed life reinsurance in force increased to $4,091.3 billion as of June 30, 2025, from $3,767.7 billion as of June 30, 2024, primarily due to new business production.
Net investment income
The increase in net investment income was primarily attributable to an increase in the average invested asset base, higher risk-free rates earned on new investments and an increase in variable investment income associated with joint venture and limited partnership investments. The following summarizes the primary drivers contributing to the increase in net investment income for the three and six months ended June 30, 2025 and 2024:
•The average invested assets at amortized cost, excluding spread related business, totaled $45.7 billion and $38.1 billion in 2025 and 2024, respectively.
•The average yield earned on investments, excluding spread related business, was 5.31% and 4.65% for the three months ended June 30, 2025 and 2024, respectively and 4.98% and 4.67% for the six months ended June 30, 2025 and 2024, respectively. The increase in investment yield for the three and six months ended June 30, 2025, in comparison with the same period in the prior year, was primarily due to higher risk-free rates earned on new investments and an increase in variable investment income associated with joint venture and limited partnership investments.
The average yield will vary from year to year depending on several variables, including the prevailing risk-free interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. Investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
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

	Three months ended June 30,			Six months ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Total segment revenues	2,739	2,714	25	5,426	6,921	(1,495)
Total adjusted benefits and expenses	2,638	2,467	171	5,118	6,456	(1,338)
Adjusted operating income before income taxes	$101	$247	$(146)	$308	$465	$(157)
The decreases in adjusted operating income before income taxes for the three and six months ended June 30, 2025, were primarily due to unfavorable claims experience in the Traditional segment in the current period compared to favorable impacts of in force management actions in the prior year, partially offset by improved variable investment income performance.
Traditional Reinsurance

	Three months ended June 30,			Six months ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$2,019	$1,827	$192	$3,940	$3,542	$398
Net investment income	285	203	82	553	408	145
Investment related gains (losses), net	12	—	12	6	—	6
Other revenues	4	7	(3)	12	13	(1)
Total segment revenues	2,320	2,037	283	4,511	3,963	548
Adjusted benefits and expenses
Adjusted claims and other policy benefits	1,922	1,676	246	3,695	3,248	447
Future policy benefits remeasurement (gains) losses	74	(66)	140	49	(87)	136
Adjusted interest credited	37	19	18	66	38	28
Policy acquisition costs and other insurance expenses	223	186	37	442	361	81
Other operating expenses	60	55	5	115	108	7
Total adjusted benefits and expenses	2,316	1,870	446	4,367	3,668	699
Adjusted operating income before income taxes	$4	$167	$(163)	$144	$295	$(151)
Key metrics
Life reinsurance in force				$1,854.7 billion	$1,716.1 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$74	$(66)		$49	$(87)
Loss ratio (1)	98.9%	88.1%		95.0%	89.2%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	11.0%	10.2%		11.2%	10.2%
Other operating expenses as a percentage of net premiums	3.0%	3.0%		2.9%	3.0%
(1)Includes Adjusted claims and other policy benefits and Future policy benefits remeasurement (gains) losses.

Three months ended June 30, 2025 compared to three months ended June 30, 2024
Adjusted operating income before income taxes for the U.S. and Latin America Traditional segment for the three months ended June 30, 2025, decreased compared to the three months ended June 30, 2024, due to unfavorable claims experience in the current period, compared to favorable impacts of in force management actions in the prior year.
Segment revenues
•The increase in net premiums and net investment income was primarily due to new business growth from recently executed in force transactions.
Adjusted benefits and expenses
•The increase in adjusted claims and other policy benefits was primarily due to new business growth from recently executed in force transactions and unfavorable claims experience in individual life and group health reinsurance.
•The future policy benefits remeasurement loss is due to unfavorable individual life claims experience in the current period compared to favorable impacts of in force management actions in the prior year.
•The increase in policy acquisition costs and other insurance expenses as a percentage of net premiums was primarily due to varying allowance levels within coinsurance type arrangements and the mix of new business between coinsurance versus yearly renewable term.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Segment revenues
•The increase in net premiums and net investment income was primarily due to new business growth from recently executed in force transactions.
•The segment added new life business, measured by face amount of life reinsurance in force, of $82.3 billion and $76.9 billion during the six months ended June 30, 2025 and 2024, respectively.
Adjusted benefits and expenses
•The increase in adjusted claims and other policy benefits was primarily due to new business growth from recently executed in force transactions.
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
Financial Solutions
The following table sets forth the U.S. and Latin America Financial Solutions segment operating results for the periods indicated (dollars in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$(5)	$305	$(310)	$104	$2,221	$(2,117)
Net investment income	371	318	53	708	621	87
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	53	54	(1)	103	116	(13)
Total segment revenues	419	677	(258)	915	2,958	(2,043)
Adjusted benefits and expenses
Adjusted claims and other policy benefits	76	367	(291)	276	2,323	(2,047)
Future policy benefits remeasurement (gains) losses	(1)	(3)	2	(3)	(1)	(2)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	130	126	4	253	261	(8)
Policy acquisition costs and other insurance expenses	93	87	6	177	167	10
Other operating expenses	24	20	4	48	38	10
Total adjusted benefits and expenses	322	597	(275)	751	2,788	(2,037)
Adjusted operating income before income taxes	$97	$80	$17	$164	$170	$(6)
Three months ended June 30, 2025 compared to three months ended June 30, 2024

The increase in adjusted operating income before income taxes for the U.S. and Latin America Financial Solutions segment was primarily due to an increase in variable investment income and higher investment yields.
Segment revenues
•The decrease in net premiums was primarily due to the single premium pension risk transfer (“PRT”) transactions executed in the prior year.
•The book value of the invested asset base supporting asset-intensive transactions increased to $25.5 billion as of June 30, 2025, from $22.1 billion as of June 30, 2024, resulting in an increase in investment income. As of June 30, 2025 and June 30, 2024, $3.1 billion and $3.5 billion, respectively, of the invested assets were funds withheld at interest, of which more than 90% was associated with two clients.
•The increase in the asset base was primarily due to $4.9 billion from new transactions and growth from treaties open to new business, offset by $1.5 billion in run-off of existing in force transactions.
Adjusted benefits and expenses
•The decrease in adjusted claims and other policy benefits was primarily due to the PRT transactions executed in the prior year.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Segment revenues
•The decrease in net premiums was primarily due to the single premium pension risk transfer (“PRT”) transactions executed in the prior year.
Adjusted benefits and expenses
•The decrease in adjusted claims and other policy benefits was primarily due to the single premium PRT transactions executed in the prior year.
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

	Three months ended June 30,			Six months ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Total segment revenues	514	492	22	1,005	904	101
Total adjusted benefits and expenses	477	459	18	925	818	107
Adjusted operating income before income taxes	$37	$33	$4	$80	$86	$(6)
The increase in adjusted operating income before income taxes for the three months ended June 30, 2025, was primarily due to organic growth and favorable experience in longevity business, partially offset by unfavorable experience in group business. The decrease in adjusted operating income before income taxes for the six months ended June 30, 2025, was primarily due to unfavorable experience in group business as compared to favorable experience in 2024, partially offset by favorable experience in longevity business and organic growth.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a decrease in adjusted operating income before income taxes of $4 million for the six months ended June 30, 2025. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three months ended June 30,			Six months ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$339	$326	$13	$658	$644	$14
Net investment income	66	61	5	131	125	6
Investment related gains (losses), net	—	2	(2)	1	2	(1)
Other revenues	1	1	—	—	4	(4)
Total segment revenues	406	390	16	790	775	15
Adjusted benefits and expenses
Adjusted claims and other policy benefits	318	304	14	613	587	26
Future policy benefits remeasurement (gains) losses	2	1	1	5	(2)	7
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	43	46	(3)	84	93	(9)
Other operating expenses	15	13	2	28	25	3
Total adjusted benefits and expenses	378	364	14	730	703	27
Adjusted operating income before income taxes	$28	$26	$2	$60	$72	$(12)
Key metrics
Life reinsurance in force				$512.4 billion	$489.3 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$2	$1		$5	$(2)
Loss ratio (1)	94.4%	93.6%		93.9%	90.8%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	12.7%	14.1%		12.8%	14.4%
Other operating expenses as a percentage of net premiums	4.4%	4.0%		4.3%	3.9%
(1)Includes Adjusted claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
The increase in adjusted operating income before income taxes for the three months ended June 30, 2025, was primarily due to organic growth, partially offset by unfavorable experience in group business. The decrease in adjusted operating income before income taxes for the six months ended June 30, 2025, was primarily due to unfavorable experience in group and life business as compared to favorable experience in 2024, partially offset by organic growth.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Segment revenues
•The increase in net premiums was primarily due to organic growth in all lines of business, partially offset by unfavorable foreign currency fluctuations.
Adjusted benefits and expenses
•The increase in the loss ratio for the three months ended June 30, 2025, was primarily due to unfavorable experience in group business in 2025.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Segment revenues
•The increase in net premiums was primarily organic growth in all lines of business, partially offset by unfavorable foreign currency fluctuations.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $26.3 billion and $23.8 billion during the six months ended June 30, 2025 and 2024, respectively.
Adjusted benefits and expenses
•The increase in the loss ratio for the six months ended June 30, 2025, was primarily due to unfavorable experience in group business in 2025 as compared to favorable experience in 2024 and future policy benefits remeasurement losses in 2025 as compared to future policy benefits remeasurement gains in 2024.

Financial Solutions

	Three months ended June 30,			Six months ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$45	$48	$(3)	$97	$71	$26
Net investment income	58	48	10	109	49	60
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	5	6	(1)	9	9	—
Total segment revenues	108	102	6	215	129	86
Adjusted benefits and expenses
Claims and other policy benefits	93	89	4	184	108	76
Future policy benefits remeasurement (gains) losses	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	4	4	—	9	5	4
Other operating expenses	2	2	—	2	2	—
Total adjusted benefits and expenses	99	95	4	195	115	80
Adjusted operating income before income taxes	$9	$7	$2	$20	$14	$6
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$—	$—		$—	$—
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2025, were primarily due to more favorable experience in longevity business and an increase in investment income.
Europe, Middle East and Africa Operations
The Europe, Middle East and Africa (“EMEA”) operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily provides reinsurance through yearly renewable term and coinsurance agreements on a variety of life, health and critical illness products. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. The Financial Solutions segment consists of reinsurance and other transactions associated with longevity closed blocks, payout annuities, capital management solutions and financial reinsurance.
The following table sets forth the EMEA operating results for the periods indicated (dollars in millions). See additional information in the Traditional and Financial Solutions sections.

	Three months ended June 30,			Six months ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Total segment revenues	975	771	204	1,829	1,521	308
Total adjusted benefits and expenses	841	686	155	1,555	1,321	234
Adjusted operating income before income taxes	$134	$85	$49	$274	$200	$74
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2025, were primarily due to increased net premiums and net investment income, partially offset by increased adjusted claims and other policy benefits and increased policy acquisition costs and other insurance expenses.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in increases of $6 million and $7 million in adjusted operating income before income taxes for the three and six months ended June 30, 2025, respectively. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three months ended June 30,			Six months ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$573	$497	$76	$1,113	$993	$120
Net investment income	32	27	5	62	54	8
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	3	—	3	5	2	3
Total segment revenues	608	524	84	1,180	1,049	131
Adjusted benefits and expenses
Adjusted claims and other policy benefits	533	464	69	1,016	888	128
Future policy benefits remeasurement (gains) losses	6	6	—	(2)	1	(3)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	24	22	2	44	59	(15)
Other operating expenses	27	33	(6)	54	64	(10)
Total adjusted benefits and expenses	590	525	65	1,112	1,012	100
Adjusted operating income before income taxes	$18	$(1)	$19	$68	$37	$31
Key metrics
Life reinsurance in force				$1,117.7 billion	$976.5 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$6	$6		$(2)	$1
Loss ratio (1)	94.1%	94.6%		91.1%	89.5%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	4.2%	4.4%		4.0%	5.9%
Other operating expenses as a percentage of net premiums	4.7%	6.6%		4.9%	6.4%
(1)Includes Adjusted claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2025, were primarily due to increased net premiums and net investment income, partially offset by increased adjusted claims and other policy benefits. The increases in adjusted operating income before income taxes for the six months ended June 30, 2025, were primarily due to increased net premiums and net investment income, decreased future policy benefits remeasurement losses, decreased policy acquisition costs and other insurance expenses, partially offset by increased adjusted claims and other policy benefits.
Segment revenues
•The increases in net premiums for the three and six months ended June 30, 2025, were primarily due to increased business volume on new and existing treaties.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $97.5 billion and $58.0 billion during the six months ended June 30, 2025 and 2024, respectively.
Adjusted benefits and expenses
•The decrease in the loss ratios for the three months ended June 30, 2025, was primarily due to improved mortality and morbidity claims experience. The increase for the six months ended June 30, 2025, was primarily due to adverse mortality and morbidity claims experience.

Financial Solutions

	Three months ended June 30,			Six months ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$247	$159	$88	$436	$305	$131
Net investment income	109	79	30	194	148	46
Investment related gains (losses), net	4	1	3	3	—	3
Other revenues	7	8	(1)	16	19	(3)
Total segment revenues	367	247	120	649	472	177
Adjusted benefits and expenses
Adjusted claims and other policy benefits	224	133	91	391	255	136
Future policy benefits remeasurement (gains) losses	(3)	2	(5)	(6)	4	(10)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	7	9	(2)	13	16	(3)
Policy acquisition costs and other insurance expenses	2	2	—	3	4	(1)
Other operating expenses	21	15	6	42	30	12
Total adjusted benefits and expenses	251	161	90	443	309	134
Adjusted operating income before income taxes	$116	$86	$30	$206	$163	$43
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$(3)	$2		$(6)	$4
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2025, were primarily due to increases in net investment income, growth in closed block longevity business and increases in future policy benefits remeasurement gains.
Segment revenues
•The increases in net premiums for the three and six months ended June 30, 2025, were primarily due to increased volumes on new and existing treaties.
•The increases in net investment income for the three and six months ended June 30, 2025, were primarily related to an increase in invested assets supporting the segment and an increase in new money rates.
Adjusted benefits and expenses
•The increases in adjusted claims and other policy benefits for the three and six months ended June 30, 2025, were the result of increased volumes of closed block longevity and asset-intensive transactions.
Asia Pacific Operations
The Asia Pacific operations include business generated by the Company’s offices throughout Asia and Australia. The Traditional segment’s principal types of reinsurance include individual and group life and health, critical illness, disability and superannuation. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, typically offer life and disability insurance coverage. The Financial Solutions segment includes financial reinsurance, asset-intensive and certain disability and life blocks.
The following table sets forth the Asia Pacific operating results for the periods indicated (dollars in millions). See additional information in the Traditional and Financial Solutions sections.

	Three months ended June 30,			Six months ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Total segment revenues	1,263	1,009	254	2,434	1,989	445
Total adjusted benefits and expenses	1,082	839	243	2,088	1,651	437
Adjusted operating income before income taxes	$181	$170	$11	$346	$338	$8
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2025, were primarily due to increases in net premiums partially offset by decreases in future policy benefits remeasurement gains.

Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in increases of $4 million and $1 million in adjusted operating income before income taxes for the three and six months ended June 30, 2025, respectively. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

	Three months ended June 30,			Six months ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$816	$708	$108	$1,593	$1,424	$169
Net investment income	72	61	11	143	126	17
Investment related gains (losses), net	1	1	—	—	1	(1)
Other revenues	—	8	(8)	3	18	(15)
Total segment revenues	889	778	111	1,739	1,569	170
Adjusted benefits and expenses
Adjusted claims and other policy benefits	701	607	94	1,372	1,193	179
Future policy benefits remeasurement (gains) losses	(8)	(29)	21	(26)	(28)	2
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	35	42	(7)	74	87	(13)
Other operating expenses	57	59	(2)	109	109	—
Total adjusted benefits and expenses	785	679	106	1,529	1,361	168
Adjusted operating income before income taxes	$104	$99	$5	$210	$208	$2
Key metrics
Life reinsurance in force				$568.7 billion	$557.8 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$(8)	$(29)		$(26)	$(28)
Loss ratio (1)	84.9%	81.6%		84.5%	81.8%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	4.3%	5.9%		4.6%	6.1%
Other operating expenses as a percentage of net premiums	7.0%	8.3%		6.8%	7.7%
(1)Includes Adjusted claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2025, were primarily the result of continuous growth in traditional reinsurance business.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Segment revenues
•The increase in segment revenues reflected continuous growth in traditional reinsurance business through net premiums and net investment income.
Adjusted benefits and expenses
•The increase in the loss ratio for the three months ended June 30, 2025, was primarily due to the lower future policy benefits remeasurement gains in the quarter due to more favorable claims experience in the prior year.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Segment revenues
•The increase in net premiums was primarily due to continued traditional reinsurance business growth.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $28.8 billion and $30.7 billion during the six months ended June 30, 2025 and 2024, respectively.
Adjusted benefits and expenses
•The increase in the loss ratio for the six months ended June 30, 2025, was primarily due to an increase in adjusted claims and other policy benefits and lower future policy benefits remeasurement gains.

Financial Solutions

	Three months ended June 30,			Six months ended June 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$117	$50	$67	$229	$96	$133
Net investment income	247	163	84	443	283	160
Investment related gains (losses), net	10	6	4	17	9	8
Other revenues	—	12	(12)	6	32	(26)
Total segment revenues	374	231	143	695	420	275
Adjusted benefits and expenses
Adjusted claims and other policy benefits	158	74	84	303	121	182
Future policy benefits remeasurement (gains) losses	(2)	(1)	(1)	(5)	(1)	(4)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	93	49	44	177	100	77
Policy acquisition costs and other insurance expenses	36	30	6	63	55	8
Other operating expenses	12	8	4	21	15	6
Total adjusted benefits and expenses	297	160	137	559	290	269
Adjusted operating income before income taxes	$77	$71	$6	$136	$130	$6
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$(2)	$(1)		$(5)	$(1)
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2025, were driven by new business growth and higher investment returns partially offset by favorable impacts from surrender charges and market value adjustments related to lapses on a single premium annuity block of business in the prior year.
The invested asset base supporting asset-intensive transactions increased to $26.9 billion as of June 30, 2025, from $19.4 billion as of June 30, 2024. The increase in the asset base compared to June 30, 2024, was primarily due to approximately $4.6 billion from recently executed transactions and net organic growth of $2.9 billion from existing in force blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $2.3 billion and $1.6 billion for the six months ended June 30, 2025 and 2024, respectively. Fees earned from this business can vary significantly depending on the size, complexity, and timing of the transactions and, therefore, can fluctuate from period to period.
Segment revenues
•The increases in total segment revenues for the three and six months ended June 30, 2025, compared to the same periods in 2024, were due to increased premiums from recently executed single premium asset-intensive treaties and higher investment income due to the growing asset base.
•The decreases in other revenues for the three and six months ended June 30, 2025, were due to lower surrender charges and lapses compared to the prior period.
Adjusted benefits and expenses
•The increases in total adjusted benefits and expenses for the three and six months ended June 30, 2025, were due to the growth of asset-intensive business.
Corporate and Other
The Corporate and Other revenues primarily include investment income from unallocated invested assets and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated corporate overhead and executive costs, interest expense related to debt and service business expenses. Additionally, Corporate and Other includes results from the Company’s Funding Agreement Backed Notes (“FABN”) issued prior to January 1, 2025. Effective January 1, 2025, newly issued FABN issuances are included in the U.S. Financial Solutions segment.

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment Revenues
Net premiums	$—	$—	$—	$—	$—	$—
Net investment income	166	123	43	295	229	66
Investment related gains (losses), net	3	1	2	6	5	1
Other revenues	18	9	9	23	21	2
Total segment revenues	187	133	54	324	255	69
Adjusted benefits and expenses
Adjusted claims and other policy benefits	—	—	—	—	—	—
Future policy benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	45	35	10	92	65	27
Policy acquisition costs and other insurance expenses	(19)	(28)	9	(38)	(53)	15
Other operating expenses	103	97	6	202	184	18
Interest expense	90	73	17	170	141	29
Total benefits and expenses	219	177	42	426	337	89
Adjusted operating loss before income taxes	$(32)	$(44)	$12	$(102)	$(82)	$(20)
The decrease in adjusted operating loss before income taxes for the three months ended June 30, 2025, was primarily due to higher net investment income, partially offset by higher other operating expenses, adjusted interest credited and interest expense. The increase in adjusted operating loss before income taxes for the six months ended June 30, 2025, was primarily due to an increase in adjusted interest credited, other operating expenses and interest expense, partially offset by an increase in net investment income.
Segment revenues
•The increases in net investment income for the three and six months ended June 30, 2025, were primarily attributable to a higher invested asset base.
Adjusted benefits and expenses
•The increases in adjusted interest credited for the three and six months ended June 30, 2025, were primarily attributable to new FABN issuances in the second half of 2024.
•The increases in other operating expenses for the three and six months ended June 30, 2025, were primarily attributable to an increase in compensation expense and information technology expense.
•The increases in interest expense for the three and six months ended June 30, 2025, were primarily attributable to an increase in outstanding debt.

Liquidity and Capital Resources
Overview
The Company believes that cash flows from the source of funds available to it will provide sufficient cash flows for the next twelve months to satisfy the current liquidity requirements of the Company under various scenarios that include the potential risk of early recapture of reinsurance treaties, market events and higher than expected claims. The Company performs periodic liquidity stress testing to ensure that its asset portfolio includes sufficient high quality liquid assets that could be utilized to bolster its liquidity position under stress scenarios. These assets could be utilized as collateral for secured borrowing transactions with various third parties or by selling the securities in the open market if needed. The Company’s liquidity requirements have been and will continue to be funded through net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity needs, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These alternatives include the sale of invested assets subject to market conditions, borrowings under committed credit facilities, secured borrowings, and if necessary, issuing long-term debt, preferred securities or common equity.
Current Market Environment
The Company’s average investment yield, excluding spread related business, for the three months ended June 30, 2025, was 5.31%, 66 basis points above the same period in 2024, primarily attributable to higher new money rates and an increase in variable investment income. The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. Gross unrealized gains on fixed maturity securities available-for-sale were consistent at $1.2 billion at December 31, 2024, and also $1.2 billion at June 30, 2025, and gross unrealized losses increased from $6.4 billion at December 31, 2024, to $6.9 billion at June 30, 2025.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided that it remains comfortable with the credit of the issuer. The Company does not rely on short-term funding or commercial paper and to date has experienced no liquidity pressure, and does not anticipate such pressure in the foreseeable future.
The Company projects its reserves to be sufficient and does not expect to be required to take any actions to augment capital, even if interest rates remain at current levels for the next five years, assuming all other factors remain constant. To mitigate disintermediation risk, the Company purchased swaptions to protect it against a material increase in interest rates. While the Company has felt the pressures of sustained low interest rates, followed by significant increases in risk-free rates, and volatile equity markets, its business and results of operations are not overly sensitive to these risks. Mortality and morbidity risks continue to be the most significant risk for the Company. Although management believes that the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. The primary sources of RGA’s liquidity include proceeds from its capital-raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance Company (“RGA Reinsurance”), RGA Life and Annuity Insurance Company (“RGA Life and Annuity”) and Rockwood Reinsurance Company (“Rockwood Re”), and dividends from operating subsidiaries. As the Company continues its growth efforts, RGA will continue to be dependent upon these sources of liquidity. The following tables provide comparative information for RGA (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest and dividend income	$86	$23	$119	$56
Interest expense	71	55	134	104
Capital contributions to subsidiaries	5	91	15	96
Issuance of unaffiliated debt	—	645	700	645
Dividends to shareholders	59	56	118	112

	June 30, 2025	December 31, 2024
Cash and invested assets	$548	$663

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
On January 23, 2024, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the six months ended June 30, 2025, RGA did not repurchase any shares under this program, and the entire amount remains available.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Six months ended June 30,
	2025	2024
Dividends to shareholders	$118	$112
Purchase of treasury stock (1)	—	—
Total amount paid to shareholders	$118	$112

Number of treasury shares purchased (1)	—	—
Average price per share	$—	$—
(1)Excludes shares utilized to execute and settle certain equity-based compensation awards.
In July 2025, RGA’s board of directors declared a quarterly dividend of $0.93 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. On March 13, 2023, the Company entered into a syndicated revolving credit facility with a five year term and an overall capacity of $850 million. As of June 30, 2025, the Company had no cash borrowings outstanding and no letters of credit issued under this facility. Under the terms of this facility, the Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $5.8 billion. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted RGA Inc.’s shareholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various debt agreements. Additionally, the Company’s debt agreements contain cross-acceleration covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness.
As of June 30, 2025 and December 31, 2024, the Company had $5.8 billion and $5.1 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of June 30, 2025 and December 31, 2024, the average interest rate on long-term debt outstanding was 5.34% and 5.16%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.

The Company enters into derivative agreements with counterparties that reference either the Company’s debt rating or its financial strength rating. If either rating is downgraded in the future, it could trigger certain terms in the Company’s derivative agreements, which could negatively affect overall liquidity. For the majority of the Company’s derivative agreements, there is a termination event should the Company’s long-term senior debt ratings drop below either BBB+ (S&P) or Baa1 (Moody’s) or the financial strength ratings drop below either A- (S&P) or A3 (Moody’s).
On March 3, 2025, the Company issued 6.65% fixed-rate reset subordinated debentures due 2055 with a face amount of $700 million, which will be used for general corporate purposes, including funding the Company’s obligations with respect to the reinsurance transactions disclosed in Note 15 – “Commitments, Contingencies and Guarantees” in the Notes to Condensed Consolidated Financial Statements. Capitalized issuance costs are estimated as $9 million.
Based on the historic cash flows and the current financial results of the Company, management believes that RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At June 30, 2025, there were approximately $130 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S., Canada and the U.K. The Company believes that the capital required to support the business in the affiliates it retrocedes to reflects more realistic expectations than the original jurisdiction of the business. As of June 30, 2025, $662 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
On March 13, 2023, the Company entered into a syndicated revolving credit facility with a five year term and an overall capacity of $850 million. See Note 18 – “Financing Activities” in the Notes to Consolidated Financial Statements in the 2024 Annual Report for further information.
On June 4, 2025, the Company entered into a 30-year facility agreement with a Delaware trust that gives the Company the right, from time to time, to issue up to $1.0 billion of its 6.722% senior notes due in 2055 in exchange for a corresponding amount of U.S. Treasury securities held by the trust. The Company can redeem the 6.722% senior notes at any time, in whole or in part, at a price equal to the greater of par or a make-whole redemption price. At June 30, 2025, the Company had no senior note issuances under this facility agreement. See Note 17 – “Financing Activities” in the Notes to Condensed Consolidated Financial Statements for additional information.
Cash Flows
The Company’s principal cash inflows from its reinsurance operations include premiums and deposit funds received from ceding companies. The primary liquidity concerns with respect to these cash flows are early recapture of the reinsurance contract by the ceding company and lapses of annuity products reinsured by the Company. The Company’s principal cash inflows from its invested assets result from investment income and the maturity and sales of invested assets. The primary liquidity concerns with respect to these cash inflows relates to the risk of default by issuers and interest rate volatility. The Company manages these risks very closely. See “Investments” below.
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include the following:
•Revolving credit facility – Drawing funds under a revolving credit facility which the Company had availability of $850 million as of June 30, 2025.
•Federal Home Loan Bank (“FHLB”) – The Company has $537 million of funds available through collateralized borrowings from the FHLB as of June 30, 2025.
•Facility Agreement for Senior Notes Issuances – On June 4, 2025, the Company entered into a facility agreement with a Delaware trust that gives the Company the right to issue to the trust, from time to time, over a 30-year period, up to $1 billion senior notes in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the senior notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. As of June 30, 2025, there have been no issuances under this facility agreement.

•Committed Credit Facility – The Company’s subsidiaries, RGA Reinsurance Company and RGA Americas Reinsurance Company, Ltd. maintain a $200 million committed credit facility with a third-party financial institution to provide contingent capital to these entities.
As of June 30, 2025, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. See Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements in the 2024 Annual Report. The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes that its cash and cash equivalents as well as its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.
Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are summarized as follows (dollars in millions):

	Six months ended June 30,
	2025	2024
Sources:
Net cash provided by operating activities	$2,249	$6,703
Proceeds from long-term debt issuance, net	691	640
Change in cash collateral for derivative positions and other arrangements	130	33
Change in deposit asset on reinsurance	105	151
Net deposits to investment-type policies and contracts	1,839	1,534
Effect of exchange rate changes on cash	106	—
Total sources	5,120	9,061

Uses:
Net cash used in investing activities	2,872	7,176
Dividends to shareholders	118	112
Principal payments of long-term debt	2	2
Purchase of treasury stock	38	19
Effect of exchange rate changes on cash	—	126
Total uses	3,030	7,435
Net change in cash and cash equivalents	$2,090	$1,626
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
Cash Flows from Investments – The principal cash inflows from the Company’s investment activities come from repayments of principal on invested assets, proceeds from maturities of invested assets, sales of invested assets and settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. The Company typically has a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with its asset/liability management discipline to fund insurance liabilities. The Company closely monitors and manages these risks through its credit risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by issuers and market disruption, which could make it difficult for the Company to sell investments.
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

Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2024 Annual Report, except for the following:
•The Company’s contractual obligations associated with future policy benefits increased $10.5 billion at June 30, 2025, due to new transactions executed during the year.
•The Company’s contractual obligations associated with other investment commitments increased $1.1 billion at June 30, 2025, primarily due to an increase in payables for securities sold or loaned under agreements to repurchase, see Note 10 – “Investments” for further details.
•The Company’s contractual obligations associated with limited partnerships increased $352 million at June 30, 2025. See Note 10 – “Investments” for further details.
Asset / Liability Management
The Company actively manages its cash and invested assets using an approach that is intended to balance quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize after tax, risk-adjusted investment income and after tax, risk-adjusted total return while managing the assets and liabilities on a cash flow and duration basis.
The Company has established target asset portfolios for its operating segments, which represent the investment strategies intended to profitably fund its liabilities within acceptable risk parameters. These strategies include objectives and limits for effective duration, yield curve sensitivity and convexity, liquidity, asset sector concentration and credit quality.
The Company’s asset-intensive products are primarily supported by investments in fixed maturity securities reflected on the Company’s balance sheets and under funds withheld arrangements with the ceding company. Investment guidelines are established to structure the investment portfolio based upon the type, duration and behavior of products in the liability portfolio so as to achieve targeted levels of profitability. The Company manages the asset-intensive business to provide a targeted spread between the interest rate earned on investments and the interest rate credited to the underlying interest-sensitive contract liabilities. The Company periodically reviews models projecting different interest rate scenarios and their effect on profitability. Certain of these asset-intensive agreements, primarily in the U.S. and Latin America Financial Solutions operating segment, are generally funded by fixed maturity securities that are withheld by the ceding company.
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $5.9 billion and $3.7 billion at June 30, 2025 and December 31, 2024, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
See “Securities Borrowing, Lending and Repurchase/Reverse Repurchase Agreements” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase programs. In addition to the Company’s security agreements with third parties, certain RGA subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
The Company is a member of the FHLB and holds $71 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB was $1.3 billion at June 30, 2025 and December 31, 2024, which is included in interest-sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

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
Portfolio Composition
The Company had total cash and invested assets of $115.3 billion and $101.4 billion as of June 30, 2025 and December 31, 2024, respectively, as illustrated below (dollars in millions):

	June 30, 2025	% of Total	December 31, 2024	% of Total
Fixed maturity securities available-for-sale	$86,043	74.6%	$77,617	76.6%
Equity securities	155	0.2	155	0.2
Mortgage loans	10,057	8.7	8,839	8.7
Policy loans	1,294	1.1	1,321	1.3
Funds withheld at interest	7,115	6.2	5,436	5.4
Limited partnerships and real estate joint ventures	3,338	2.9	3,067	3.0
Short-term investments	502	0.4	363	0.4
Other invested assets	1,397	1.2	1,242	1.2
Cash and cash equivalents	5,416	4.7	3,326	3.2
Total cash and invested assets	$115,317	100.0%	$101,366	100.0%
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

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Average invested assets at amortized cost	$45,664	$38,172	$7,492	$44,566	$38,106	$6,460
Net investment income	$595	$436	$159	$1,097	$880	$217
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	5.31%	4.65%	66 bps	4.98%	4.67%	31 bps
VII (included in net investment income)	$59	$12	$47	$53	$28	$25
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.98%	4.76%	22 bps	4.94%	4.76%	18 bps
Investment yield increased for the three months ended June 30, 2025 and the six months ended June 30, 2025, in comparison to the same periods in the prior year, primarily due to increased variable income from limited partnerships and real estate joint ventures and higher new money rates.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of June 30, 2025 and December 31, 2024.

Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. As of June 30, 2025 and December 31, 2024, approximately 93.8% and 94.6%, respectively, of total fixed maturity securities were investment grade.
The Company owns floating rate securities that represented approximately 9.0% and 8.1% of total fixed maturity securities as of June 30, 2025 and December 31, 2024, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to enhance asset management strategies and match certain interest-sensitive contract liabilities.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 66.5% and 65.7% of total fixed maturity securities as of June 30, 2025 and December 31, 2024, respectively. See “Corporate Fixed Maturity Securities” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, the Company’s investments in Canadian government securities represented 6.0% and 6.5%, respectively, of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
As of June 30, 2025 and December 31, 2024, the Company’s investments in Japanese government securities represented 6.7% and 5.7%, respectively, of total fixed maturity securities. These assets are primarily long duration government bonds matching the liability profile of the Company’s Japanese business.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of June 30, 2025 and December 31, 2024 was as follows (dollars in millions):

		June 30, 2025			December 31, 2024
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$59,480	$55,147	64.1%	$54,543	$50,822	65.5%
2	BBB	26,911	25,568	29.7	24,023	22,565	29.1
3	BB	4,421	4,353	5.1	3,422	3,410	4.4
4	B	802	793	0.9	636	577	0.7
5	CCC and lower	244	165	0.2	246	221	0.3
6	In or near default	30	17	—	37	22	—
	Total	$91,888	$86,043	100.0%	$82,907	$77,617	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025			December 31, 2024
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
ABS:
Collateralized loan obligations (“CLOs”)	$2,461	$2,455	25.6%	$2,044	$2,044	23.7%
ABS, excluding CLOs	3,699	3,561	37.0	3,153	2,996	34.7
Total ABS	6,160	6,016	62.6	5,197	5,040	58.4
CMBS	2,129	2,076	21.6	2,344	2,267	26.3
RMBS:
Agency	377	337	3.5	394	344	4.0
Non-agency	1,216	1,185	12.3	1,018	973	11.3
Total RMBS	1,593	1,522	15.8	1,412	1,317	15.3
Total	$9,882	$9,614	100.0%	$8,953	$8,624	100.0%
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
The Company’s RMBS portfolio includes agency-issued pass-through securities and collateralized mortgage obligations. Agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. The principal risks in holding RMBS are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments from the expected, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments from the expected. In addition, non-agency RMBS face credit risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
As of June 30, 2025 and December 31, 2024, the Company had $6.9 billion and $6.4 billion, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and U.K. based investments primarily in retail locations, light industrial properties, and commercial offices. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Mortgage loans in the Company’s portfolio range in size up to $48 million, with an average mortgage loan investment as of June 30, 2025, of $9 million.

As of June 30, 2025 and December 31, 2024, the Company’s recorded investments in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	June 30, 2025		December 31, 2024
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$3,760	36.9%	$3,270	36.5%
South	3,271	32.1	2,864	32.0
Midwest	1,490	14.6	1,310	14.7
Northeast	750	7.4	675	7.5
Subtotal – U.S.	9,271	91.0	8,119	90.7
Canada	696	6.8	625	7.0
United Kingdom	228	2.2	208	2.3
Total	$10,195	100.0%	$8,952	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2024 Annual Report and “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.
Allowance for Credit Losses and Impairments
The table below summarizes investment related gains (losses), net related to allowances for credit losses and impairments for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Change in allowance for credit losses on fixed maturity securities	$(29)	$(16)	$(35)	$(36)
Impairments on fixed maturity securities	(2)	(1)	(2)	(1)
Change in mortgage loan allowance for credit losses	(18)	2	(14)	(8)
Limited partnerships and real estate joint ventures impairment losses	(16)	—	(21)	(8)
Other change in allowance for credit losses and impairments	(3)	(3)	(4)	(4)
Investment related gains (losses) related to credit losses and impairments	$(68)	$(18)	$(76)	$(57)
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
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, the Company classified approximately 13.0% and 11.2%, respectively, of its fixed maturity securities in the Level 3 category. Refer to Note 12 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information. These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Lending and Repurchase/Reverse Repurchase Agreements” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities lending and repurchase/reverse repurchase agreements.

Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld by the ceding company and are legally owned and managed by the ceding company. The Company reflects these assets on its balance sheet as funds withheld at interest. Interest accrues on the total funds withheld at rates defined by the terms of the applicable reinsurance agreement. The Company is subject to the investment performance on such assets, although the Company does not directly control them because such assets are legally owned and managed by the ceding company. To mitigate this risk, investment guidelines are commonly set in the reinsurance agreements which restrict the ceding company’s investment activity with respect to such assets. The Company monitors the ceding company’s compliance with these contractual restrictions. These assets are primarily fixed maturity investment securities and pose investment risks similar to the fixed maturity securities owned by the Company. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of June 30, 2025 and December 31, 2024. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets primarily include lifetime mortgages, derivative contracts, FHLB common stock and real estate held for investment. See “Other Invested Assets” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of June 30, 2025 and December 31, 2024.
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
See Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of June 30, 2025 and December 31, 2024.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of June 30, 2025, the Company had credit exposure of $16 million.
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
The Company holds $1,145 million and $984 million of beneficial interest in lifetime mortgages in the U.K., net of allowance for credit losses, as of June 30, 2025 and December 31, 2024, respectively. Investment income includes $14 million and $10 million in interest income earned on lifetime mortgages for the three months ended June 30, 2025 and 2024, respectively, and $27 million and $21 million in interest income earned on lifetime mortgages for the six months ended June 30, 2025 and 2024, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product. As of June 30, 2025, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2024, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2024, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.  Risk Factors
The Company’s business, reputation, results of operations and financial condition can be affected by a number of factors, whether currently known or unknown, including those described in (i) Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) and (ii) Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Prior 10-Q”), in each case under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition may be materially and adversely affected. The risk factors set forth in the Prior 10-Q are hereby updated with the information set forth below. In February 2025, the Company’s subsidiary RGA Reinsurance Company (“RGA Re”) entered into a Master Transaction Agreement (the “Master Transaction Agreement”) with subsidiaries of Equitable Holdings, Inc. (collectively, the “Counterparty”). Pursuant to the Agreement, on July 31, 2025, following the completion of the closing conditions set forth in the Master Transaction Agreement, RGA Re entered into coinsurance and modified coinsurance agreements with the Counterparty (the “Reinsurance Transaction”). The closing of the Reinsurance Transaction will increase the Company’s exposure to many of the risks described under the heading “Risk Factors” set forth in the 2024 Annual Report, as supplemented by the risks described below.
In the risk factors below, we refer to the Company as “we,” “us,” or “our”. Other than the additional risk factors below related to the Reinsurance Transaction, there have been no material changes from the risk factors previously disclosed in the 2024 Annual Report.
The due diligence process that we undertook in connection with the Reinsurance Transaction may not have revealed all facts that may be relevant in connection with the Reinsurance Transaction.
In deciding whether to enter into the Master Transaction Agreement, we conducted a due diligence investigation that we deemed reasonable and appropriate based on the facts and circumstances applicable to the Reinsurance Transaction. When conducting due diligence, our employees, outside consultants and legal advisors are required to evaluate important and complex actuarial, investment, business, financial, tax, accounting, legal and regulatory issues. Despite our efforts, the results of our due diligence may not be complete and accurate or, even if complete and accurate, may not be sufficient to identify all relevant facts, which could prevent us from realizing the anticipated benefits that we expect to achieve from the Reinsurance Transaction, and our business, financial condition and results of operations could be adversely affected. Additionally, we may become exposed to obligations and liabilities that were undiscovered in the course of performing due diligence in connection with the Reinsurance Transaction and, therefore, may not be adequately addressed in the Master Transaction Agreement and related agreements. Exposure to these previously undiscovered obligations and liabilities could prevent us from realizing the anticipated benefits that we expect to achieve from the Reinsurance Transaction, and our business, financial condition and results of operations could be adversely affected.
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

•our ability to obtain financing, generate and maintain needed cash from operations, and the impact of such financing on our operating results, financial condition and ability to finance other new business opportunities;
•projections of future expenses and expense allocation;
•unknown or contingent liabilities;
•acquisition and integration costs; and
•other financial and strategic risks.
Like our other life reinsurance contracts, the Reinsurance Transaction exposes us to mortality and lapse risk. Our risk analysis and underwriting processes are designed with the objective of controlling the quality of the assumed risk and establishing appropriate pricing with respect thereto. Among other things, these processes rely heavily on our underwriting, our analysis of mortality and longevity trends, lapse rates, expenses and our understanding of medical impairments and their effect on mortality or longevity. We utilized assumptions, estimates and models to evaluate the Reinsurance Transaction and develop scenarios to evaluate our potential exposure to mortality claims, potential investment portfolio losses and other risks associated with the associated assets and liabilities. The scenarios and related analyses are subject to various assumptions, professional judgment, uncertainties and the inherent limitations of any statistical analysis, including the use and quality of historical internal and industry data. Consequently, actual losses with respect to the Reinsurance Transaction, like our other life reinsurance business, may differ materially from what the scenarios may illustrate. This potential difference could be even greater for events with limited or unmodelled annual frequency.
Our results of operations with respect to the Reinsurance Transaction may also be adversely affected if our actual investment returns and expenses differ from our pricing and reserve assumptions. Among other factors, the assets subject to the Reinsurance Transaction expose us to reinvestment, credit quality and disintermediation risks. Changes in economic conditions may lead to changes in market interest rates or changes in our investment strategies, either of which could cause our actual investment returns and expenses to differ from our pricing and reserve assumptions.
We will rely significantly on the Counterparty for various services, and we may be held responsible for obligations that arise from the acts or omissions of the Counterparty.
We rely upon our insurance company clients, including the Counterparty, to provide timely, accurate information. We may experience volatility in our earnings as a result of erroneous or untimely reporting from our clients, including the Counterparty. We also rely on original underwriting decisions made by the Counterparty with respect to the assumed risk and cannot guarantee that the Counterparty’s processes will adequately control risk quality or establish appropriate pricing.
Certain reinsurance liabilities that are part of the Reinsurance Transaction will be assumed by us on a modified coinsurance basis. The associated net statutory reserves and the assets backing those reserves will be retained by the Counterparty. These assets being retained by the Counterparty are held to support the Counterparty’s policyholder obligations in respect of certain insurance liabilities and are subject to the applicable policy terms and regulatory requirements. Accordingly, the assets backing the modified coinsurance reserves are not expected to be available to us to satisfy any amounts that the Counterparty owes us. In the event of Counterparty insolvency, we will remain liable for all of our obligations under the terms of the Reinsurance Transaction. In such a situation, it is expected that the assets backing the modified coinsurance reserves would be used to satisfy the Counterparty’s obligations to its policyholders and not generally be available to satisfy the Counterparty’s general creditor obligations. Further, we are subject to the impact of the investment performance on these assets, although we do not directly control them. To the extent the modified coinsurance assets are not managed in accordance with the applicable terms of the policies or related regulatory requirements, our risk of loss could increase, which could adversely affect our business, financial condition and results of operations.
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
Our ability to achieve the benefits that we anticipate from the Reinsurance Transaction will depend in part upon whether we are able to integrate the acquired liabilities and assets into our business in an efficient and effective manner. We may not be able to integrate these liabilities and assets smoothly or successfully and the process may take longer than expected. Integration will require the dedication of management resources, which may distract management’s attention from other business operations and could result in the disruption of ongoing businesses, processes, systems and business relationships, any of which could adversely affect our ability to achieve the anticipated benefits of the Reinsurance Transaction. The integration process is subject to a number of risks and uncertainties, and no assurance can be given that the anticipated benefits of the Reinsurance Transaction will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could adversely affect our future business, financial condition, results of operations and prospects.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended June 30, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2025 – April 30, 2025	237	$185.21	—	$500,000,000
May 1, 2025 – May 31, 2025	1,550	$203.61	—	$500,000,000
June 1, 2025 – June 30, 2025	519	$199.15	—	$500,000,000
(1)The Company did not repurchase any shares of common stock under its share repurchase program in April, May and June 2025. The Company net settled – issuing 766, 5,530 and 1,776 shares from treasury and repurchasing from recipients 237, 1,550 and 519 shares in April, May and June 2025, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 23, 2024, the Company’s board of directors authorized a share repurchase program for up to $500 million of its outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the six months ended June 30, 2025, the Company did not repurchase any shares of common stock under this program, and the entire amount remains available.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and the Company’s stock price.
ITEM 5.  Other Information
During the six months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6.  Exhibits
See index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed May 22, 2020

3.2	Amended and Restated Bylaws, effective December 20, 2022, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2022

10.1	Amended and Restated Reinsurance Group of America, Incorporated Flexible Stock Plan, effective May 21, 2025, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 22, 2025*

10.2
Amended and Restated Reinsurance Group of America, Incorporated Phantom Stock Plan for Directors, effective May 21, 2025, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 22, 2025*

10.3	Restricted Stock Unit Agreement, dated September 25, 2023, between the Company and Mark Brooks*

10.4	Restricted Stock Unit Agreement, dated December 1, 2020, between the Company and Ron Herrmann*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.

GLOSSARY OF SELECTED TERMS
Throughout this quarterly report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.
Entities

Term or Acronym	Definition
RGA Reinsurance	RGA Reinsurance Company
Rockwood Re	Rockwood Reinsurance Company
Castlewood Re	Castlewood Reinsurance Company
Chesterfield Re	Chesterfield Reinsurance Company
RGA Life and Annuity	RGA Life and Annuity Insurance Company
RGA Canada	RGA Life Reinsurance Company of Canada
RGA Barbados	RGA Reinsurance Company (Barbados) Ltd.
RGA Americas	RGA Americas Reinsurance Company, Ltd.
Manor Re	Manor Reinsurance, Ltd.
RGA Worldwide	RGA Worldwide Reinsurance Company, Ltd.
RGA Global	RGA Global Reinsurance Company, Ltd.
RGA Australia	RGA Reinsurance Company of Australia Limited
RGA International	RGA International Reinsurance Company dac
Aurora National	Aurora National Life Assurance Company
Omnilife	Omnilife Insurance Company, Limited
Papara	Papara Financing LLC
Certain Terms and Acronyms

Term or Acronym	Definition
A.M. Best	A.M. Best Company
ABS	Asset-backed securities
Actuary	A specialist in the mathematics of risk, especially as it relates to insurance calculations such as premiums, reserves, dividends, insurance rates and annuity rates.
Allowance	An amount paid by the reinsurer to the ceding company to help cover the ceding company's acquisition and other costs, especially commissions. Allowances are usually calculated as a large percentage (often 100%) of first-year premiums reinsured and smaller percentages of renewal premiums reinsured.
AOCI	Accumulated other comprehensive income (loss)
Asset-Intensive Reinsurance	A transaction (usually coinsurance or funds withheld and often involving reinsurance of annuities) where performance of the underlying assets, more so than any mortality risk, is a key element.
Assumed reinsurance	Insurance risk that a reinsurer accepts (assumes) from a ceding company.
ASU	Accounting Standards Update
ASU 2018-12	Financial Accounting Standards Board’s Accounting Standards Update No. 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts” and related amendments. Also referred to as LDTI.
Automatic Reinsurance	Reinsurance arrangement whereby the ceding company and reinsurer agree that all business of a certain description will be ceded to the reinsurer. Under this arrangement, the ceding company performs underwriting decision-making within agreed-upon parameters for all business reinsured.
Bermuda Insurance Act	Bermuda's Insurance Act 1978 which distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business.
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
CCPA	California Consumer Privacy Act of 2018
Capital-motivated reinsurance	Reinsurance, including financial reinsurance, whose primary purpose is to enhance the cedant's capital position.
Captive insurer	An insurance or reinsurance entity designed to provide insurance or reinsurance coverage for risks of the entity or entities by which it is owned or to which it is affiliated.
CECL	Accounting for current expected credit losses using the model based on expected losses rather than incurred losses.
Ceding company (also known as cedant)	An insurer that transfers, or cedes, risk to a reinsurer
CEO	RGA’s Chief Executive Officer
Cession	The insurance risk associated with a policy that is reinsured from an insurer to a reinsurer.
CFO	RGA’s Chief Financial Officer
CIO	RGA’s Chief Information Officer
CISO	RGA’s Global Chief Information Security and Privacy officer
CLOs	Collateralized loan obligations

CMBS	Commercial mortgage-backed securities, a part of the Company’s investment portfolio that consists of securities made up of commercial mortgages. Stated on the Company’s balance sheet at fair value.
Coinsurance (also known as original terms reinsurance)	A form of reinsurance under which the ceding company shares its premiums, death claims, surrender benefits, dividends and policy loans with the reinsurer, and the reinsurer pays expense allowances to reimburse the ceding company for a share of its expenses.
Coinsurance funds-withheld	A variant on coinsurance, in which the ceding company withholds assets equal to reserves and shares investment income on those assets with the reinsurer.
Counterparty	A party to a contract requiring or offering the exchange of risk.
Counterparty risk	The risk that a party to an agreement will be unable to fulfill its contractual obligations
CPI	Consumer price index
Critical illness (CI) insurance (also known as dread disease insurance)	Insurance that provides a guaranteed fixed sum upon diagnosis of a specified illness or condition such as cancer, heart disease, or permanent total disability. The coverage can be offered on a stand-alone basis or as an add-on to a life insurance policy.
CRO	RGA’s Chief Risk Officer
CVA	Credit valuation adjustment
DAC	Deferred policy acquisition costs: Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits.
“Directors Plan”	Flexible Stock Plan for Directors
EBITDA	Earnings before interest, taxes, depreciation and amortization
EBS	Economic balance sheet framework as part of the Bermuda Solvency Capital Requirement that forms the basis for an insurer's enhanced capital requirements.
ECR	Enhanced capital requirement in accordance with the provisions of the Bermuda Insurance Act.
EEA	European Economic Area
EIAs	Equity-Indexed Annuities
EMEA	Europe, Middle East and Africa geographic segment
Enterprise Risk Management (ERM)	An enterprise-wide framework used by a firm to assess all risks facing the organization, manage mitigation strategies, monitor ongoing risks and report to interested audiences.
ESG	Environmental, social and governance
EU	European Union
Expected mortality	Number of deaths predicted to occur in a defined group of people.
FABN	Funding Agreement Backed Notes
Face amount	Amount payable at the death of the insured or at the maturity of the policy.
Facultative reinsurance	A type of reinsurance in which the reinsurer underwrites an individual risk submitted by the ceding company for a risk that is unusual, large, highly substandard or not covered by an automatic reinsurance treaty. Such risks are typically submitted to multiple reinsurers for competitive offers.
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FHLB	Federal Home Loan Bank
FIA	Fixed indexed annuities
Financial reinsurance (also known as financially-motivated reinsurance)	A form of capital-motivated reinsurance that satisfies all regulatory requirements for risk transfer and is often designed to produce very predictable reinsurer profits as a percentage of the capital provided.
FSB	Financial Stability Board which consists of representatives of national financial authorities of the G20 nations.
FVO	Fair value option
GAAP	U.S. generally accepted accounting principles
GDPR	General Data Protection Regulation which establishes uniform data privacy laws across the European Union.
GICs	Guaranteed investment contracts
GILTI	Global intangible low-taxed income; a provision of U.S. Tax Reform that generally eliminates U.S. Federal income tax deferral on earnings of foreign subsidiaries.
GloBE	Model Global Anti-Base Erosion rules developed by the Organization for Economic Cooperation and Development
GMAB	Guaranteed minimum accumulation benefits; a feature of some variable annuities that the Company reinsures
GMDB	Guaranteed minimum death benefits; a feature of some variable annuities that the Company reinsures
GMIB	Guaranteed minimum income benefits; a feature of some variable annuities that the Company reinsures
GMWB	Guaranteed minimum withdrawal benefits; a feature of some variable annuities that the Company reinsures
Group life insurance	Insurance policy under which the lives of a group of people, most commonly employees of a single company, are insured in accordance with the terms of one master contract.
Guaranteed issue life insurance	Insurance products that are guaranteed upon application, regardless of past health conditions.
IAIG	Internationally Active Insurance Group
IAIS	International Association of Insurance Supervisors
IBNR	Incurred but not reported; a liability on claims that are based on historical reporting patterns, but have not yet been reported.
Individual life insurance	An insurance policy that insures the life of usually one and sometimes two or more related individuals, rather than a group of people.

In force sum insured	A measure of insurance in effect at a specific date.
Initial public offering (IPO)	The first sale to the public of shares of common stock issued by a private company. IPOs often are issued by smaller companies seeking the capital to expand, but they also can be used by large mutual or privately owned companies seeking to become publicly traded.
International Financial Reporting Standards (IFRS)	Standards and interpretations adopted by the International Accounting Standards Board (IASB)
ISO	International Organization Standardization
LDTI	Financial Accounting Standards Board’s Accounting Standards Update No. 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts” and related amendments. Also referred to as ASU 2018-12.
Liquidity position	Combination of the Company’s cash equivalents and short-term investments
Longevity product	An insurance product that mitigates longevity risk by providing a stream of income for the duration of the policyholder's life.
Loss ratio	Claims and other policy benefits and Future policy benefits remeasurement (gains) losses as a percentage of net premiums
Market risk benefits (MRB)	Contracts or contract features that provide protection to the policyholder from capital market risk and expose the Company to other-than-nominal capital market risk and are measured at fair value
MDCI	Missouri Department of Commerce and Insurance
MMS	Minimum margin of solvency required to be maintained by the Company's Bermuda subsidiaries.
Modco	Modified coinsurance
Modified coinsurance	A variant on coinsurance in which the ceding company retains all the reserves, as well as assets backing reserves, and pays the reinsurer interest on the reinsurer's share of the reserves.
Moody’s	Moody’s Investors Service
Morbidity	A measure of the incidence of sickness or disease within a specific population group.
Mortality experience	Actual number of deaths occurring in a defined group of people.
Mortality risk reinsurance	Reinsurance that focuses primarily on transfer of mortality risk through coinsurance of term products or YRT.
NAIC	National Association of Insurance Commissioners
NAIC SAP	NAIC statutory accounting practices
NAV	Net asset value
Net Premium Ratio (NPR)	The NPR equals the present value of benefits divided by the present value of gross premiums
NIFO	Net investments in foreign operations
NIST	National Institute of Standards and Technology
NOL	Net operating loss
Non-traditional reinsurance	Usually synonymous with capital-motivated reinsurance, but includes any reinsurance of non-biometrical risks
Novation	The act of replacing one participating member of a contract with another, with all rights, duties and terms being transferred to the new party upon consent of all parties affected.
NYSE	New York Stock Exchange: the exchange where RGA is traded under the symbol "RGA"
OAS	Option-adjusted spread
OBBB	One Big Beautiful Bill Act
OCI	Other comprehensive income (loss)
OTC	Derivatives that are privately negotiated contracts, which are known as over-the-counter derivatives
OTC Cleared	OTC derivatives that are cleared and settled through central clearing counterparties.
PBR	Principles-based reserves
PCAOB	Public Company Accounting Oversight Board (United States)
Pension Plans	The Company's sponsored or administrated qualified and non-qualified defined benefit pension plans
Portfolio	The totality of risks assumed by an insurer or reinsurer.
Preferred risk coverage	Coverage designed for applicants who represent a better-than-average risk to an insurer.
Premium	Amount paid to insure a risk.
Primary insurance (also known as direct insurance)	Insurance business relating to contracts directly between insurers and policyholders. The insurance company is directly responsible to the policyholder.
Production	New business produced during a specified period.
PRT	Pension risk transfer
PSU	Performance Share Units
Quota share (also known as 'first dollar' quota share)	A reinsurance arrangement in which the reinsurer receives a certain percentage of each risk reinsured.
RBC	Risk based capital, which are guidelines promulgated by the NAIC and identify minimum capital requirements based upon business levels and asset mix.
Recapture	The right of the ceding company to cancel reinsurance under certain conditions.
Regulation XXX/Regulation A-XXX	U.S. Valuation of Life Policies Model Regulation implemented beginning in 2002 for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products.

Reinsurance	The transfer of insurance risk from an insurer, referred to as the ceding company, to a reinsurer, in conjunction with the payment of a reinsurance premium. Through reinsurance, a reinsurer 'insures' an insurer.
Reserves	The amount required to be carried as a liability in the financial statement of an insurer or reinsurer to provide for future commitments under outstanding policies and contracts.
Retakaful	A form of reinsurance that is acceptable within Islamic law. See Takaful.
Retention limit	The maximum amount of risk a company will insure on one life.
Retrocession	A transfer of reinsurance risk from a reinsurer to another reinsurer, referred to as the retrocessionaire, in conjunction with the payment of a retrocession premium. Through retrocession, a retrocessionaire reinsures a reinsurer.
Retrocessionaire	A reinsurer that reinsures another reinsurer; see Retrocession.
RMBS	Residential mortgage-backed securities, a part of the Company’s investment portfolio that consists of securities made up of residential mortgages. Stated on the Company’s balance sheet at fair value.
RMSC	The Company's Risk Management Steering Committee
RSUs	Restricted Stock Units
S&P	Standard & Poor's
SARs	Stock Appreciation Rights
SEC	Securities and Exchange Commission
Securitization	The structuring of financial assets as collateral against which securities can be issued to investors.
Simplified issue life insurance	Insurance products with limited face amounts that require no or minimal underwriting.
SOFR	Secured Overnight Financing Rate
SPLRC	Special Purpose Life Reinsurance Captives
Statutory capital	The excess of statutory assets over statutory reserves, both of which are calculated in accordance with standards established by insurance regulators.
“Stock Plans”	The RGA flexible stock plan and the Flexible Stock Plan for Directors, collectively
Takaful	A form of insurance that is acceptable within Islamic law, and that is devised upon the principles of mutual advantage and group security.
Tele-underwriting	A telephone interview process, during which an applicant's qualifications to be insured are assessed.
The “County”	The County of St. Louis, Missouri
The “Plan”	RGA Flexible Stock Plan
The Board	RGA's board of directors
The Companies Act	The Bermuda's Companies Act of 1981
The Company	Reinsurance Group of America, Incorporated and its subsidiaries, all of which are wholly owned, collectively
Treaty (also known as a contract)	A reinsurance agreement between a reinsurer and a ceding company. The three most common types of reinsurance treaties are YRT (yearly renewable term), coinsurance and modified coinsurance. The three most common methods of accepting reinsurance are automatic, facultative and facultative-obligatory.
TVaR	Tail Value-at-Risk used for calculated capital requirement for Bermuda subsidiaries.
U.S. Tax Reform	The U.S. Tax Cuts and Jobs Act of 2017
UAE	United Arab Emirates
U.K.	United Kingdom
UL	Universal life insurance
Underwriting	The process that assesses the risk inherent in an application for insurance prior to acceptance of the policy.
Valuation	The periodic calculation of reserves, the funds that insurance companies are required to hold in order satisfy all future insurance obligations.
Variable life insurance	A form of whole life insurance under which the death benefit and the cash value of the policy fluctuate according to the performance of an investment fund. Most variable life insurance policies guarantee that the death benefit will not fall below a specified minimum.
VII	Variable investment income
VOCRA	Value of customer relationships acquired which represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business.
VODA	Value of distribution agreements which represents the present value of future profits associated with the expected future business derived from distribution agreements.
Yearly Renewable Term (YRT)	A type of reinsurance which covers only mortality risk, with each year's premium based on the current amount of risk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: August 1, 2025	By:	/s/ Tony Cheng
Tony Cheng
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 1, 2025	By:	/s/ Axel André
Axel André
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)