Form 10-Q
period 2025-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2025-10-31
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
 OR
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
As of October 21, 2025, 65,713,833 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $104,461 and $82,907; allowance for credit losses of $161 and $98)	$99,573	$77,617
Equity securities, at fair value	161	155
Mortgage loans (net of allowance for credit losses of $113 and $93)	10,507	8,839
Policy loans	3,570	1,321
Funds withheld at interest	8,268	5,436
Limited partnerships and real estate joint ventures	3,648	3,067
Short-term investments	381	363
Other invested assets	1,496	1,242
Total investments	127,604	98,040
Cash and cash equivalents	4,625	3,326
Accrued investment income	1,275	986
Premiums receivable and other reinsurance balances	4,035	3,898
Reinsurance ceded receivables and other	5,758	5,531
Deferred policy acquisition costs and other	5,954	5,543
Other assets	2,752	1,351
Total assets	$152,003	$118,675
Liabilities and equity
Future policy benefits	$66,389	$53,368
Interest-sensitive contract liabilities	49,634	35,095
Market risk benefits, at fair value	238	223
Other policy claims and benefits	3,032	2,693
Other reinsurance balances	1,600	1,316
Deferred income taxes	2,591	2,199
Funds withheld payable	5,277	5,017
Other liabilities	4,440	2,816
Long-term debt	5,734	5,042
Total liabilities	138,935	107,769
Commitments and contingent liabilities (See Note 15)
Equity
Preferred stock – par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock – par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at September 30, 2025 and December 31, 2024	1	1
Additional paid-in-capital	2,628	2,600
Retained earnings	9,757	9,255
Treasury stock, at cost – 19,601,159 and 19,438,336 shares at September 30, 2025 and December 31, 2024	(1,960)	(1,889)
Accumulated other comprehensive income	2,552	849
Total RGA, Inc. shareholders’ equity	12,978	10,816
Noncontrolling interest	90	90
Total equity	13,068	10,906
Total liabilities and shareholders’ equity	$152,003	$118,675
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues
Net premiums	$4,280	$4,391	$12,450	$13,687
Net investment income	1,475	1,188	4,115	3,231
Investment related gains (losses), net	13	(78)	(110)	(498)
Other revenues	436	150	608	446
Total revenues	6,204	5,651	17,063	16,866
Benefits and expenses
Claims and other policy benefits	4,356	4,116	12,223	12,960
Future policy benefits remeasurement (gains) losses	85	151	97	37
Market risk benefits remeasurement (gains) losses	(1)	31	11	(12)
Interest credited	547	310	1,160	795
Policy acquisition costs and other insurance expenses	471	452	1,321	1,230
Other operating expenses	328	299	953	883
Interest expense	98	78	268	218
Total benefits and expenses	5,884	5,437	16,033	16,111
Income before income taxes	320	214	1,030	755
Provision for income taxes	65	56	306	181
Net income	255	158	724	574
Net income attributable to noncontrolling interest	2	2	5	5
Net income available to RGA, Inc. shareholders	$253	$156	$719	$569

Earnings per share
Basic earnings per share	$3.85	$2.37	$10.89	$8.64
Diluted earnings per share	$3.81	$2.33	$10.78	$8.53
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Comprehensive income (loss)
Net income	$255	$158	$724	$574
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(47)	22	102	39
Net unrealized investment gains (losses)	698	1,894	327	868
Effect of updating discount rates on future policy benefits	149	(624)	1,270	731
Change in instrument-specific credit risk for market risk benefits	(2)	—	(1)	3
Defined benefit pension and postretirement plan adjustments	2	—	5	—
Total other comprehensive income (loss), net of tax	800	1,292	1,703	1,641
Total comprehensive income	1,055	1,450	2,427	2,215
Comprehensive income attributable to noncontrolling interest	2	2	5	5
Total comprehensive income attributable to RGA, Inc.	$1,053	$1,448	$2,422	$2,210
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)
(Unaudited)

	Three months ended September 30, 2025 and 2024
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2025	$1	$2,624	$9,563	$(1,887)	$1,752	$12,053	$90	$12,143
Change in equity of noncontrolling interest							(2)	(2)
Net income			253			253	2	255
Total other comprehensive income (loss)					800	800		800
Dividends to shareholders, $0.93 per share			(61)			(61)		(61)
Purchase of treasury stock				(75)		(75)		(75)
Reissuance of treasury stock		4	2	2		8		8
Balance, September 30, 2025	$1	$2,628	$9,757	$(1,960)	$2,552	$12,978	$90	$13,068

Balance, June 30, 2024	$1	$2,567	$9,076	$(1,889)	$(20)	$9,735	$90	$9,825
Change in equity of noncontrolling interest							(2)	(2)
Net income			156			156	2	158
Total other comprehensive income (loss)					1,292	1,292		1,292
Dividends to shareholders, $0.89 per share			(59)			(59)		(59)
Purchase of treasury stock				(7)		(7)		(7)
Reissuance of treasury stock		10	(7)	7		10		10
Balance, September 30, 2024	$1	$2,577	$9,166	$(1,889)	$1,272	$11,127	$90	$11,217

	Nine months ended September 30, 2025 and 2024
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	$1	$2,600	$9,255	$(1,889)	$849	$10,816	$90	$10,906
Change in equity of noncontrolling interest							(5)	(5)
Net income			719			719	5	724
Total other comprehensive income (loss)					1,703	1,703		1,703
Dividends to shareholders, $2.71 per share			(179)			(179)		(179)
Purchase of treasury stock				(113)		(113)		(113)
Reissuance of treasury stock		28	(38)	42		32		32
Balance, September 30, 2025	$1	$2,628	$9,757	$(1,960)	$2,552	$12,978	$90	$13,068

Balance, December 31, 2023	$1	$2,544	$8,805	$(1,900)	$(369)	$9,081	$90	$9,171
Change in equity of noncontrolling interest							(5)	(5)
Net income			569			569	5	574
Total other comprehensive income (loss)					1,641	1,641		1,641
Dividends to shareholders, $2.59 per share			(171)			(171)		(171)
Purchase of treasury stock				(26)		(26)		(26)
Reissuance of treasury stock		33	(37)	37		33		33
Balance, September 30, 2024	$1	$2,577	$9,166	$(1,889)	$1,272	$11,127	$90	$11,217

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine months ended September 30,
	2025	2024

Net cash provided by operating activities	$3,239	$7,770
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	20,807	21,499
Purchases of fixed maturity securities available-for-sale	(27,838)	(30,256)
Maturities of fixed maturity securities available-for-sale	929	1,030
Sales of equity securities	59	7
Purchases of equity securities	(1)	(18)
Principal payments on mortgage loans	611	386
Cash invested in mortgage loans	(2,246)	(1,118)
Deposits in funds withheld at interest	305	257
Sales of limited partnerships and real estate joint ventures	336	181
Purchases of limited partnerships and real estate joint ventures	(841)	(435)
Sales of short-term investments	859	596
Purchases of short-term investments	(1,204)	(691)
Maturities of short-term investments	503	191
Change in other invested assets	(219)	(37)
Purchase of note receivable	(1,012)	—
Principal payment on note receivable	3	—
Other, net	125	25
Net cash used in investing activities	(8,824)	(8,383)
Cash flows from financing activities
Dividends to shareholders	(179)	(171)
Proceeds from long-term debt issuance, net	691	640
Principal payments of long-term debt	(3)	(3)
Purchase of treasury stock	(113)	(26)
Treasury stock reissued	4	—
Change in cash collateral for derivatives and other arrangements	1,222	375
Change in deposit asset on reinsurance	144	221
Deposits on investment-type policies and contracts	8,367	5,720
Withdrawals on investment-type policies and contracts	(3,320)	(3,892)
Net cash provided by financing activities	6,813	2,864
Effect of exchange rate changes on cash	71	(26)
Change in cash and cash equivalents	1,299	2,225
Cash and cash equivalents, beginning of period	3,326	2,970
Cash and cash equivalents, end of period	$4,625	$5,195
Supplemental disclosures of cash flow information
Interest paid	$200	$159
Income taxes paid, net of refunds	$184	$50
Non-cash investing activities
Transfer of invested assets	$15,981	$9,052
Right-of-use assets acquired through operating leases	$10	$—
Non-cash financing activities
Non-cash deposit on reinsurance	$424	$418
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
NOTE 2 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Earnings:
Net income (numerator for basic and diluted calculations)	$255	$158	$724	$574
Less: Net income attributable to noncontrolling interest	2	2	5	5
Net income available to RGA, Inc. shareholders	$253	$156	$719	$569
Shares:
Weighted average outstanding shares (denominator for basic calculation)	66	66	66	66
Equivalent shares from outstanding stock awards	1	1	1	1
Diluted shares (denominator for diluted calculation)	67	67	67	67
Earnings per share:
Basic	$3.85	$2.37	$10.89	$8.64
Diluted	$3.81	$2.33	$10.78	$8.53
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
NOTE 3 EQUITY
Common stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2024	85,310,598	19,438,336	65,872,262
Common stock acquired	—	406,337	(406,337)
Equity based plans	—	(243,514)	243,514
Balance, September 30, 2025	85,310,598	19,601,159	65,709,439

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2023	85,310,598	19,689,885	65,620,713
Common stock acquired	—	—	—
Equity based plans	—	(243,171)	243,171
Balance, September 30, 2024	85,310,598	19,446,714	65,863,884
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
On January 23, 2024, the Company’s board of directors authorized a share repurchase program for up to $500 million of its outstanding common stock. During the nine months ended September 30, 2025, the Company repurchased 406,337 shares of common stock under this program. As of September 30, 2025, the aggregate amount remaining under the Company’s share repurchase authorization was $425 million.
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
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2025 and 2024 are as follows (dollars in millions):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2024	$(19)	$(4,526)	$(20)	$5,412	$2	$849
Other comprehensive income (loss) before reclassifications	85	219	6	1,645	(1)	1,954
Amounts reclassified from AOCI	—	175	—	—	—	175
Deferred income tax benefit (expense)	17	(67)	(1)	(375)	—	(426)
Balance, September 30, 2025	$83	$(4,199)	$(15)	$6,682	$1	$2,552

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2023	$69	$(3,668)	$(29)	$3,256	$3	$(369)
Other comprehensive income (loss) before reclassifications	50	696	(1)	938	4	1,687
Amounts reclassified from AOCI	—	389	1	—	—	390
Deferred income tax benefit (expense)	(11)	(217)	—	(207)	(1)	(436)
Balance, September 30, 2024	$108	$(2,800)	$(29)	$3,987	$6	$1,272
(1)Includes cash flow hedges of $(572) and $(495) as of September 30, 2025 and December 31, 2024, respectively, and $(229) and $(218) as of September 30, 2024 and December 31, 2023, respectively. See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in Statements of Income
Details about AOCI Components	2025	2024	2025	2024
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$8	$(68)	$(127)	$(356)	Investment related gains (losses), net
Cash flow hedges – Interest rate	1	3	3	9	(1)
Cash flow hedges – Foreign currency	(17)	(20)	(51)	(42)	(1)
Total	(8)	(85)	(175)	(389)
Provision for income taxes	(9)	18	25	79
Net unrealized gains (losses), net of tax	$(17)	$(67)	$(150)	$(310)
Amortization of defined benefit plan items:
Prior service cost (credit)	$—	$—	$1	$1	(2)
Actuarial gains (losses)	(1)	(1)	(1)	(2)	(2)
Total	(1)	(1)	—	(1)
Provision for income taxes	—	—	—	—
Amortization of defined benefit plans, net of tax	$(1)	$(1)	$—	$(1)

Total reclassifications for the period	$(18)	$(68)	$(150)	$(311)
(1)See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.
(2)This AOCI component is included in the computation of the net periodic pension cost. See Note 14 – “Employee Benefit Plans” for additional details.
Equity Based Compensation
Equity compensation expense was $29 million and $37 million for the nine months ended September 30, 2025 and 2024, respectively. In the first quarter of 2025, the Company granted 120,011 stock appreciation rights at $193.00 weighted average exercise price per share, 131,836 performance shares and 86,474 restricted stock units to employees. As of September 30, 2025, 1,281,263 share awards at a weighted average strike price per share of $124.33 were vested and exercisable with a remaining weighted average exercise period of 4.0 years. As of September 30, 2025, the total compensation cost of non-vested awards not yet recognized in the financial statements was $51 million. It is estimated that these costs will vest over a weighted average period of 1.7 years.
NOTE 4 FUTURE POLICY BENEFITS
It is the Company’s policy to complete its annual assumptions review during the third quarter of each year. However, the Company reviews actual and anticipated experience compared to the assumptions used to compute the liability for future policy benefits on a quarterly basis and will update those assumptions during the quarter that indicates an assumption update is necessary.
Traditional Business
Significant assumptions used to compute the liability for future policy benefits for the Traditional business include mortality, morbidity, lapse rates and discount rates (both accretion and current). During the third quarter of 2025 and 2024, the Company completed its annual assumptions review resulting in a $183 million and $39 million increase in the Company’s liability for future policy benefits for its Traditional business, respectively. The increases in the liability in 2025 and 2024 were primarily the result of updating the mortality and lapse assumptions used to measure the liability for future policy benefits.
The following tables provide the balances of and changes in the Company’s liability for future policy benefits for long-duration reinsurance contracts for its Traditional business, which primarily consists of individual life, group life and critical illness reinsurance, for the nine months ended September 30, 2025 and 2024 (dollars in millions):

For the nine months ended September 30, 2025:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$77,881	$20,928	$15,911	$44,801
Effect of changes in cash flow assumptions	(352)	570	38	150
Effect of actual variances from expected experience	(467)	70	546	(668)
Adjusted balance, beginning of year	77,062	21,568	16,495	44,283
Issuances (1)	7,821	404	1,106	3,752
Interest accrual (2)	2,688	559	444	952
Net premiums collected (3)	(5,814)	(723)	(1,413)	(1,854)
Derecognition (4)	(812)	—	—	—
Foreign currency translation	4	694	1,295	1,582
Ending balance at original discount rate	80,949	22,502	17,927	48,715
Effect of changes in discount rate assumptions	(7,000)	(4,501)	(3,013)	(12,252)
Balance, end of period	$73,949	$18,001	$14,914	$36,463

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$90,711	$24,309	$17,365	$49,712
Effect of changes in cash flow assumptions	(381)	561	261	148
Effect of actual variances from expected experience	(406)	73	536	(733)
Adjusted balance, beginning of year	89,924	24,943	18,162	49,127
Issuances (1)	8,521	404	1,106	3,752
Interest accrual (2)	3,227	719	479	1,086
Benefit payments (5)	(4,502)	(808)	(1,300)	(1,553)
Derecognition (4)	(812)	—	—	—
Foreign currency translation	6	808	1,427	1,649
Ending balance at original discount rate	96,364	26,066	19,874	54,061
Effect of changes in discount rate assumptions	(8,917)	(3,934)	(3,590)	(14,609)
Balance, end of period	$87,447	$22,132	$16,284	$39,452

Liability for future policy benefits	$13,498	$4,131	$1,370	$2,989
Less: reinsurance recoverable	(834)	(254)	(15)	(78)
Net liability for future policy benefits	$12,664	$3,877	$1,355	$2,911

Weighted average duration of the liability (in years)	11	14	8	15
Weighted average interest accretion rate	4.6%	3.7%	3.5%	2.8%
Weighted average current discount rate	5.4%	4.9%	5.7%	4.6%
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

The Company’s Traditional business actual-to-expected variances and the effects of changes in cash flow and discount rate assumptions for the nine months ended September 30, 2025 and 2024 are summarized in the tables below:

For the nine months ended September 30, 2025:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$15.4 billion	$(29) million	$61 million	$375 million
Canada – Traditional	$3.6 billion	$(9) million	$3 million	$(152) million
Europe, Middle East and Africa – Traditional	$1.9 billion	$223 million	$(10) million	$(243) million
Asia Pacific – Traditional	$5.3 billion	$(2) million	$(65) million	$(49) million

For the nine months ended September 30, 2024:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$12.5 billion	$(31) million	$(113) million	$7 million
Canada – Traditional	$3.6 billion	$(28) million	$(6) million	$(134) million
Europe, Middle East and Africa – Traditional	$1.5 billion	$25 million	$(4) million	$(109) million
Asia Pacific – Traditional	$4.9 billion	$73 million	$(89) million	$(171) million
Financial Solutions Business
Significant assumptions used to compute the liability for future policy benefits for the Financial Solutions business include mortality, morbidity, lapse rates and discount rates (both accretion and current). During the third quarter of 2025 and 2024, the Company completed its annual assumptions review resulting in a $24 million decrease and $20 million increase in the Company’s liability for future policy benefits for its Financial Solutions business, respectively. The decrease and increase in the liability in 2025 and 2024, respectively, were primarily the result of updating the lapse and mortality assumptions used to measure the liability for future policy benefits.
The following tables provide the balances of and changes in the Company’s liability for future policy benefits, including the deferred profit liability related to the longevity business, for its Financial Solutions business, which primarily consists of longevity reinsurance, asset-intensive products (primarily annuities), financial reinsurance and pension risk transfer transactions, for the nine months ended September 30, 2025 and 2024 (dollars in millions):

For the nine months ended September 30, 2025:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,346	$3,614	$71,360	$2,758
Effect of changes in cash flow assumptions	—	—	(409)	—
Effect of actual variances from expected experience	(10)	6	(32)	(121)
Adjusted balance, beginning of year	1,336	3,620	70,919	2,637
Issuances (1)	2,118	—	15,195	2,657
Interest accrual (2)	30	99	2,078	31
Net premiums collected (3)	(2,219)	(278)	(7,283)	(3,227)
Derecognition (4)	—	—	(257)	—
Foreign currency translation	—	119	6,038	181
Ending balance at original discount rate	1,265	3,560	86,690	2,279
Effect of changes in discount rate assumptions	(194)	(182)	(10,484)	(621)
Balance, end of period	$1,071	$3,378	$76,206	$1,658

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$9,489	$7,934	$78,290	$14,626
Effect of changes in cash flow assumptions	—	—	(433)	—
Effect of actual variances from expected experience	(13)	6	(51)	(127)
Adjusted balance, beginning of year	9,476	7,940	77,806	14,499
Issuances (1)	2,146	—	15,194	2,666
Interest accrual (2)	396	263	2,298	251
Benefit payments (5)	(784)	(347)	(4,834)	(499)
Derecognition (4)	—	—	(257)	—
Foreign currency translation	—	265	6,539	880
Ending balance at original discount rate	11,234	8,121	96,746	17,797
Effect of changes in discount rate assumptions	(332)	(125)	(11,507)	(3,729)
Balance, end of period	$10,902	$7,996	$85,239	$14,068

Cumulative amount of fair value hedging adjustments	$8	$—	$—	$—

Liability for future policy benefits	$9,839	$4,618	$9,033	$12,410
Less: reinsurance recoverable	(1,749)	—	—	—
Net liability for future policy benefits	$8,090	$4,618	$9,033	$12,410

Weighted average duration of the liability (in years)	9	12	9	14
Weighted average interest accretion rate	4.1%	4.1%	3.5%	1.9%
Weighted average current discount rate	5.3%	4.8%	5.4%	4.0%
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

The Company’s Financial Solutions business actual-to-expected variances (including the effects of model updates) and the effects of changes in cash flow and discount rate assumptions for the nine months ended September 30, 2025 and 2024 are summarized in the tables below:

For the nine months ended September 30, 2025:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$10.0 billion	None	$(3) million	$260 million
Canada – Financial Solutions	$4.6 billion	None	None	$(135) million
Europe, Middle East and Africa – Financial Solutions	$10.1 billion	$(24) million	$(19) million	$(128) million
Asia Pacific – Financial Solutions	$15.5 billion	None	$(6) million	$(1.5) billion

For the nine months ended September 30, 2024:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$8.1 billion	$8 million	$3 million	$124 million
Canada – Financial Solutions	$4.1 billion	None	None	$168 million
Europe, Middle East and Africa – Financial Solutions	$7.0 billion	$3 million	$1 million	$(241) million
Asia Pacific – Financial Solutions	$12.7 billion	$9 million	$(1) million	$(540) million
Reconciliation and Other Disclosures
The reconciliation of the rollforward of the liability for future policy benefits to the condensed consolidated balance sheets as of September 30, 2025 and 2024 is as follows (dollars in millions):

	September 30,
	2025	2024
Liability for future policy benefits included in the rollforwards:
Traditional:
U.S. and Latin America	$13,498	$11,333
Canada	4,131	4,305
Europe, Middle East and Africa	1,370	1,199
Asia Pacific	2,989	2,776
Financial Solutions:
U.S. and Latin America	9,839	8,094
Canada	4,618	4,317
Europe, Middle East and Africa	9,033	6,074
Asia Pacific	12,410	11,422
Other long-duration contracts	116	117
Claims liability and incurred but not reported claims	5,786	5,406
Additional liability	235	36
Unearned revenue liability	814	854
Cost of reinsurance liability	1,550	—
Total liability for future policy benefits	$66,389	$55,933

The amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for the liability for future policy benefits included in the rollforwards as of September 30, 2025 and 2024 are as follows (dollars in millions):

	September 30,
	2025		2024
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future gross premiums
Traditional:
U.S. and Latin America	$194,959	$88,432	$182,731	$87,831
Canada	56,351	22,317	54,520	21,928
Europe, Middle East and Africa	30,092	16,513	28,668	15,609
Asia Pacific	113,661	46,387	103,658	42,453
Financial Solutions:
U.S. and Latin America	2,554	1,641	2,816	1,828
Canada	5,676	3,733	6,306	4,101
Europe, Middle East and Africa	157,690	77,444	111,948	57,940
Asia Pacific	5,235	3,471	4,089	2,988

Expected future benefit payments
Traditional:
U.S. and Latin America	$203,397	$87,447	$191,246	$85,809
Canada	57,445	22,132	56,312	21,925
Europe, Middle East and Africa	30,886	16,284	28,796	15,219
Asia Pacific	109,528	39,452	99,908	36,218
Financial Solutions:
U.S. and Latin America	22,213	10,902	15,257	9,268
Canada	17,625	7,996	17,933	8,029
Europe, Middle East and Africa	170,551	85,239	120,917	62,956
Asia Pacific	30,139	14,068	22,330	12,831
The amount of gross premiums and interest expense recognized in the condensed consolidated statements of income for the liability for future policy benefits included in the rollforwards for the nine months ended September 30, 2025 and 2024 is as follows (dollars in millions):

	Gross Premiums		Interest Expense
	September 30,		September 30,
	2025	2024	2025	2024
Traditional:
U.S. and Latin America	$4,791	$4,658	$539	$432
Canada	831	825	160	161
Europe, Middle East and Africa	1,341	1,101	35	31
Asia Pacific	2,335	2,095	134	121
Financial Solutions:
U.S. and Latin America	177	2,816	366	243
Canada	143	120	164	93
Europe, Middle East and Africa	897	669	220	166
Asia Pacific	325	158	220	107
Total	$10,840	$12,442	$1,838	$1,354
During the nine months ended September 30, 2025, the only material charge the Company incurred was a charge of $117 million due to net premiums exceeding gross premiums for one cohort in the U.K. (EMEA Traditional segment) as a result of updating the mortality assumptions in that period. No material charge was incurred during the nine months ended September 30, 2024, due to net premiums exceeding gross premiums.

NOTE 5 POLICYHOLDER ACCOUNT BALANCES
Policyholder Account Balances
The following tables provide the balances of and changes in the Company’s liability for its policyholder account balances, reflected in interest-sensitive contract liabilities, for the nine months ended September 30, 2025 and 2024 (dollars in millions):

For the nine months ended September 30, 2025:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$3,273	$16,432	$4,285
Deposits	330	10,974	2,224
Policy charges	(254)	(251)	(9)
Surrenders and withdrawals	(76)	(1,249)	(144)
Benefit payments	(92)	(425)	(233)
Interest credited	119	537	154
Foreign currency translation	—	—	39
Balance, end of period	$3,300	$26,018	$6,316
Less: reinsurance recoverable	—	(2,653)	—
Balance, end of period, after reinsurance	$3,300	$23,365	$6,316

Weighted average crediting rate	3.1%	3.5%	4.2%
Net amount at risk (1)	$25,190	$134,062	$—
Cash surrender value	$3,295	$25,779	$5,948

For the nine months ended September 30, 2024:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,612	$17,838	$3,990
Deposits	1,779	101	1,262
Policy charges	(103)	(61)	(137)
Surrenders and withdrawals	(11)	(1,598)	(903)
Benefit payments	(91)	(346)	(331)
Interest credited	132	432	84
Foreign currency translation	—	—	4
Balance, end of period	$3,318	$16,366	$3,969
Less: reinsurance recoverable	—	(2,844)	—
Balance, end of period, after reinsurance	$3,318	$13,522	$3,969

Weighted average crediting rate	3.1%	3.5%	3.7%
Net amount at risk (1)	$34,671	$6,614	$13
Cash surrender value	$3,313	$16,262	$3,618
(1)    Net amount at risk is defined as the guaranteed amount less the account value as of the balance sheet date. The balance represents the amount of the claim the Company would incur if death claims were filed on all contracts on the balance sheet date.
Information regarding the Company’s policyholder account balances as of September 30, 2025 and 2024 is as follows (dollars in millions):

	September 30,
	2025	2024
Policyholder account balances included in the rollforwards:
Traditional:
U.S. and Latin America	$3,300	$3,318
Financial Solutions:
U.S. and Latin America	26,018	16,366
Asia Pacific	6,316	3,969
Other policyholder account balances:
U.S. and Latin America – Financial Solutions	47	76
Total policyholder account balances	$35,681	$23,729

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums as of September 30, 2025 and 2024 is as follows (dollars in millions):

	September 30, 2025
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$749	$—	$—	$—	$—	$749
	1.00 – 1.99%	58	2	8	—	—	68
	2.00 – 2.99%	112	—	—	1	—	113
	3.00 – 3.99%	498	7	115	—	—	620
	4.00% and Greater	705	47	951	47	—	1,750
	Total	$2,122	$56	$1,074	$48	$—	$3,300

U.S. and Latin America – Financial Solutions	Less than 1.00%	$79	$—	$—	$—	$954	$1,033
	1.00 – 1.99%	1,062	30	154	67	90	1,403
	2.00 – 2.99%	3,129	471	297	738	520	5,155
	3.00 – 3.99%	4,082	674	137	4	2	4,899
	4.00% and Greater	13,499	28	—	—	1	13,528
	Total	$21,851	$1,203	$588	$809	$1,567	$26,018

Asia Pacific – Financial Solutions	Less than 1.00%	$367	$—	$—	$—	$—	$367
	1.00 – 1.99%	444	—	—	—	—	444
	2.00 – 2.99%	644	—	—	—	—	644
	3.00 – 3.99%	1,010	—	—	—	—	1,010
	4.00% and Greater	3,851	—	—	—	—	3,851
	Total	$6,316	$—	$—	$—	$—	$6,316

	September 30, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$702	$—	$—	$—	$—	$702
	1.00 – 1.99%	56	2	8	—	—	66
	2.00 – 2.99%	108	—	—	1	—	109
	3.00 – 3.99%	495	7	117	—	—	619
	4.00% and Greater	739	103	980	—	—	1,822
	Total	$2,100	$112	$1,105	$1	$—	$3,318

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,342	12	10	35	29	1,428
	2.00 – 2.99%	1,301	15	35	530	170	2,051
	3.00 – 3.99%	3,693	213	116	4	2	4,028
	4.00% and Greater	8,827	32	—	—	—	8,859
	Total	$15,163	$272	$161	$569	$201	$16,366

Asia Pacific – Financial Solutions	Less than 1.00%	$193	$—	$—	$—	$—	$193
	1.00 – 1.99%	477	—	—	—	—	477
	2.00 – 2.99%	492	—	—	—	—	492
	3.00 – 3.99%	993	—	—	—	—	993
	4.00% and Greater	1,814	—	—	—	—	1,814
	Total	$3,969	$—	$—	$—	$—	$3,969

NOTE 6     UNPAID CLAIMS AND CLAIM EXPENSE – SHORT-DURATION CONTRACTS
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims for short-duration contracts is reported in other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Nine months ended September 30,
	2025	2024
Balance, beginning of year	$2,693	$2,730
Less: reinsurance recoverable	(53)	(80)
Net balance, beginning of year	2,640	2,650
Incurred:
Current year	1,521	1,161
Prior years	55	(83)
Total incurred	1,576	1,078
Payments:
Current year	(356)	(240)
Prior years	(991)	(700)
Total payments	(1,347)	(940)
Other changes:
Interest accretion	26	29
Foreign exchange adjustments	76	(4)
Total other changes	102	25

Net balance, end of period	2,971	2,813
Plus: reinsurance recoverable	61	62
Balance, end of period	$3,032	$2,875
Incurred claims associated with prior periods are primarily due to the development of claims for prior years being different than anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

NOTE 7 MARKET RISK BENEFITS
The following table provides the balances of and changes in the Company’s market risk benefits for the nine months ended September 30, 2025 and 2024 (dollars in millions):

	U.S. and Latin America – Financial Solutions
	Nine months ended September 30,
	2025	2024
Balance, beginning of year	$206	$249
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	209	253
Interest accrual	6	8
Attributed fees collected	18	19
Benefit payments	—	—
Effect of changes in future assumptions	—	3
Effect of changes in interest rates	9	(3)
Effect of changes in equity markets	(32)	(39)
Effect of changes in volatility	1	—
Other market impacts	(7)	(13)
Actual policyholder behavior different from expected behavior	16	13
Balance, end of period, before effect of changes in the instrument-specific credit risk	220	241
Effect of changes in the instrument-specific credit risk	(1)	(8)
Balance, end of period	219	233
Less: reinsurance recoverable	—	—
Balance, end of period, after reinsurance	$219	$233

Net amount at risk	$1,218	$1,285
Weighted average attained age of contract holders (in years)	72	71
The reconciliation of the rollforward for market risk benefits to the condensed consolidated balance sheets as of September 30, 2025 and 2024 is as follows (dollars in millions):

	September 30, 2025			September 30, 2024
	Asset (1)	Liability	Net	Asset (1)	Liability	Net
U.S. and Latin America – Financial Solutions	$19	$238	$(219)	$14	$247	$(233)
Total market risk benefits	$19	$238	$(219)	$14	$247	$(233)
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
During the nine months ended September 30, 2025 and 2024, there were no material changes made to the inputs in the market risk benefits calculations, and nonfinancial assumptions were unchanged.

NOTE 8 DEFERRED POLICY ACQUISITION COSTS AND OTHER
Deferred policy acquisition costs and other on the condensed consolidated balance sheets include deferred policy acquisition costs and the cost of reinsurance assets.
The following tables provide the balances of, and changes in, deferred policy acquisition costs for the Company’s Traditional business for the nine months ended September 30, 2025 and 2024 (dollars in millions):

For the nine months ended September 30, 2025:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,986	$157	$354	$1,178
Capitalization	228	9	98	124
Amortization expense	(168)	(9)	(43)	(51)
Foreign currency translation	—	7	41	21
Balance, end of period	$3,046	$164	$450	$1,272

For the nine months ended September 30, 2024:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,191	$173	$347	$1,098
Capitalization	899	6	56	117
Amortization expense	(121)	(8)	(36)	(44)
Foreign currency translation	(2)	(4)	12	(1)
Balance, end of period	$2,967	$167	$379	$1,170
The following tables provide the balances of, and changes in, deferred policy acquisition costs for the Company’s Financial Solutions business for the nine months ended September 30, 2025 and 2024 (dollars in millions):

For the nine months ended September 30, 2025:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$506	$20	$—	$324
Capitalization	44	—	—	182
Amortization expense	(41)	—	—	(45)
Foreign currency translation	—	1	—	2
Balance, end of period	$509	$21	$—	$463

For the nine months ended September 30, 2024:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$552	$—	$—	$250
Capitalization	1	—	—	67
Amortization expense	(44)	—	—	(33)
Other	(14)	—	—	—
Foreign currency translation	—	—	—	1
Balance, end of period	$495	$—	$—	$285

The reconciliation of deferred policy acquisition costs included in the rollforwards to deferred policy acquisition costs and other on the condensed consolidated balance sheets as of September 30, 2025 and 2024 is as follows (dollars in millions):

	September 30,
	2025	2024
Deferred policy acquisition costs included in the rollforwards:
Traditional:
U.S. and Latin America	$3,046	$2,967
Canada	164	167
Europe, Middle East and Africa	450	379
Asia Pacific	1,272	1,170
Financial Solutions:
U.S. and Latin America	509	495
Canada	21	—
Europe, Middle East and Africa	—	—
Asia Pacific	463	285
Other deferred policy acquisition costs:
Corporate and Other	15	14
Total deferred policy acquisition costs	5,940	5,477
Cost of reinsurance asset	14	—
Total deferred policy acquisition costs and other	$5,954	$5,477
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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance. At September 30, 2025 and December 31, 2024, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2025, all rated retrocession pool participants followed by the A.M. Best Company were rated “B++ (Good)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets have been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
During the fourth quarter of 2023, Ruby Reinsurance Company (“Ruby Re”), a Missouri-domiciled life reinsurance company to reinsure U.S. asset-intensive business, was launched with the Company as a sponsor. The Company, which is not an investor in Ruby Re, does not consolidate the entity. As of September 30, 2025, the Company has a ceded reinsurance recoverable from Ruby Re of approximately $3.0 billion.
Excluding amounts retroceded to Ruby Re, three major reinsurance companies account for 39.6% of reinsurance ceded receivables and other as of September 30, 2025.
Also included in reinsurance ceded receivables and other is a deposit asset on reinsurance of $2.7 billion and $2.8 billion as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, $8 million and $4 million of claims recoverable were in excess of 90 days past due, respectively.
Funds Withheld
Certain of the Company’s retrocession agreements, including those with Ruby Re, are on a modco or funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and established a funds withheld liability. Net investment income related to the funds withheld assets are reported in other insurance expenses, and net realized gains (losses) related to the assets are reported net of the amount that is passed on to the assuming company. The following assets were held in support of the Company’s funds withheld arrangements and are reported in the line items shown in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025	December 31, 2024
Fixed maturity securities available-for-sale	$2,930	$2,615
Equity securities	2	2
Mortgage loans	549	451
Funds withheld at interest	1,401	1,466
Real estate joint ventures	52	54
Short-term investments and cash and cash equivalents	67	89
Accrued investment income	37	31
Net other assets	1	—
Net assets	$5,039	$4,708
Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. The Company had a $5,277 million and $5,017 million funds withheld payable as of September 30, 2025 and December 31, 2024, respectively, net of an embedded derivative asset of $112 million and $160 million as of September 30, 2025 and December 31, 2024, respectively.
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
The following tables provide information relating to investments in fixed maturity securities by type as of September 30, 2025 and December 31, 2024 (dollars in millions):

September 30, 2025:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$69,884	$141	$1,198	$3,764	$67,177	67.5%
Canadian government	4,811	—	362	75	5,098	5.1
Japanese government	6,806	—	—	1,644	5,162	5.2
ABS	7,001	19	54	164	6,872	6.9
CMBS	2,026	1	28	61	1,992	2.0
RMBS	1,793	—	24	77	1,740	1.7
U.S. government	4,032	—	28	246	3,814	3.8
State and political subdivisions	736	—	4	80	660	0.7
Other foreign government	7,372	—	104	418	7,058	7.1
Total fixed maturity securities	$104,461	$161	$1,802	$6,529	$99,573	100.0%

December 31, 2024:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$54,705	$82	$642	$4,274	$50,991	65.7%
Canadian government	4,655	—	412	51	5,016	6.5
Japanese government	5,319	—	1	875	4,445	5.7
ABS	5,197	15	42	184	5,040	6.5
CMBS	2,344	1	22	98	2,267	2.9
RMBS	1,412	—	12	107	1,317	1.7
U.S. government	2,734	—	11	281	2,464	3.2
State and political subdivisions	789	—	3	99	693	0.9
Other foreign government	5,752	—	56	424	5,384	6.9
Total fixed maturity securities	$82,907	$98	$1,201	$6,393	$77,617	100.0%

The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers, including certain agencies, greater than 10% of the Company’s equity are disclosed below, as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Japanese government	$6,806	$5,162	$5,319	$4,445
U.S. government	4,032	3,814	2,734	2,464
Canadian province of Quebec	1,657	1,825	1,537	1,741
Korean government	1,390	1,385	802	813
Canadian province of Ontario	1,099	1,179	1,117	1,207
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of September 30, 2025, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,956	$1,963
Due after one year through five years	14,724	14,673
Due after five years through ten years	16,871	16,982
Due after ten years	60,090	55,351
Structured securities	10,820	10,604
Total	$104,461	$99,573
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of September 30, 2025 and December 31, 2024 (dollars in millions):

September 30, 2025:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$20,809	$19,958	29.7%
Industrial	37,617	36,291	54.0
Utility	11,458	10,928	16.3
Total	$69,884	$67,177	100.0%

December 31, 2024:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$17,905	$16,673	32.7%
Industrial	28,267	26,476	51.9
Utility	8,533	7,842	15.4
Total	$54,705	$50,991	100.0%
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

The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	Corporate	ABS	CMBS	Total
For the three months ended September 30, 2025:
Balance, beginning of period	$112	$19	$1	$132
Credit losses recognized on securities for which credit losses were not previously recorded	25	—	—	25
Reductions for securities sold during the period	(2)	—	—	(2)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	5	—	—	5
Write-offs charged against the allowance	—	—	—	—
Foreign currency translation	1	—	—	1
Balance, end of period	$141	$19	$1	$161
For the three months ended September 30, 2024:
Balance, beginning of period	$95	$15	$1	$111
Credit losses recognized on securities for which credit losses were not previously recorded	10	—	—	10
Reductions for securities sold during the period	—	—	—	—
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(1)	—	—	(1)
Write-offs charged against the allowance	—	—	—	—
Foreign currency translation	—	—	—	—
Balance, end of period	$104	$15	$1	$120

	Corporate	ABS	CMBS	Total
For the nine months ended September 30, 2025:
Balance, beginning of period	$82	$15	$1	$98
Credit losses recognized on securities for which credit losses were not previously recorded	66	4	—	70
Reductions for securities sold during the period	(4)	—	—	(4)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	(3)	—	—	(3)
Write-offs charged against the allowance	—	—	—	—
Foreign currency translation	—	—	—	—
Balance, end of period	$141	$19	$1	$161
For the nine months ended September 30, 2024:
Balance, beginning of period	$62	$12	$1	$75
Credit losses recognized on securities for which credit losses were not previously recorded	42	—	—	42
Reductions for securities sold during the period	(9)	—	—	(9)
Additional increases or decreases for credit losses on securities that had an allowance recorded in a previous period	8	3	—	11
Write-offs charged against the allowance	1	—	—	1
Foreign currency translation	—	—	—	—
Balance, end of period	$104	$15	$1	$120
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
The following tables present the estimated fair value and gross unrealized losses for the 5,553 and 6,401 fixed maturity securities for which both the estimated fair value had declined and remained below amortized cost and an allowance for credit loss has not been recorded as of September 30, 2025 and December 31, 2024, respectively (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
September 30, 2025:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$7,386	$191	$21,322	$3,481	$28,708	$3,672
Canadian government	570	16	385	59	955	75
Japanese government	1,349	155	3,784	1,489	5,133	1,644
ABS	1,989	14	1,161	145	3,150	159
CMBS	109	3	744	56	853	59
RMBS	—	—	617	77	617	77
U.S. government	—	—	642	246	642	246
State and political subdivisions	47	1	446	79	493	80
Other foreign government	1,900	44	1,978	347	3,878	391
Total investment grade securities	13,350	424	31,079	5,979	44,429	6,403
Below investment grade securities:
Corporate	918	47	294	31	1,212	78
ABS	12	4	—	—	12	4
Other foreign government	—	—	135	27	135	27
Total below investment grade securities	930	51	429	58	1,359	109
Total fixed maturity securities	$14,280	$475	$31,508	$6,037	$45,788	$6,512

	Less than 12 months		12 months or greater		Total
December 31, 2024:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$14,741	$529	$18,851	$3,682	$33,592	$4,211
Canadian government	286	5	469	46	755	51
Japanese government	2,037	192	2,365	683	4,402	875
ABS	940	19	1,730	159	2,670	178
CMBS	333	4	980	91	1,313	95
RMBS	354	7	593	100	947	107
U.S. government	792	15	656	266	1,448	281
State and political subdivisions	155	7	417	92	572	99
Other foreign government	1,408	42	1,816	344	3,224	386
Total investment grade securities	21,046	820	27,877	5,463	48,923	6,283
Below investment grade securities:
Corporate	347	7	347	50	694	57
ABS	101	1	40	5	141	6
Other foreign government	—	—	130	38	130	38
Total below investment grade securities	448	8	517	93	965	101
Total fixed maturity securities	$21,494	$828	$28,394	$5,556	$49,888	$6,384
The Company did not intend to sell, and more likely than not would not be required to sell, the securities outlined in the tables above, as of the dates presented. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines. Changes in unrealized losses are primarily due to changes in risk-free interest rates and credit spreads.

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Fixed maturity securities available-for-sale	$1,221	$933	$3,393	$2,574
Equity securities	2	2	5	5
Mortgage loans	144	103	391	290
Policy loans	44	14	74	42
Funds withheld at interest	81	88	215	253
Limited partnerships and real estate joint ventures	—	46	88	74
Short-term investments and cash and cash equivalents	42	48	123	126
Other invested assets	(3)	(6)	(9)	(5)
Investment income	1,531	1,228	4,280	3,359
Investment expense	(56)	(40)	(165)	(128)
Net investment income	$1,475	$1,188	$4,115	$3,231
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$(28)	$(9)	$(63)	$(45)
Impairments on fixed maturity securities	(1)	—	(3)	(1)
Realized gains on investment activity	96	72	162	172
Realized losses on investment activity	(65)	(113)	(217)	(477)
Net gains (losses) on equity securities	5	6	7	5
Change in mortgage loan allowance for credit losses	(6)	(12)	(20)	(20)
Limited partnerships and real estate joint ventures impairment losses	(1)	—	(22)	(8)
Change in fair value of certain limited partnership investments	9	17	8	18
Net gains (losses) on freestanding derivatives	32	87	80	(131)
Net gains (losses) on embedded derivatives	(33)	(112)	(41)	(9)
Other change in allowance for credit losses and impairments	1	—	(3)	(4)
Other, net	4	(14)	2	2
Total investment related gains (losses), net	$13	$(78)	$(110)	$(498)
Collateral Arrangements
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of invested assets as collateral. Pledged invested assets are included in the condensed consolidated balance sheets. Invested assets received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of September 30, 2025 and December 31, 2024, none of the collateral received had been sold or repledged.
The Company also holds invested assets on deposit to meet regulatory requirements and holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties.
The following table includes invested assets on deposit, invested assets pledged and received as collateral, assets in trust held to satisfy collateral requirements and FHLB common stock restricted as to sale as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Invested assets on deposit (regulatory deposits)	$10	$9	$10	$8
Invested assets pledged as collateral	1,332	1,139	1,200	1,046
Invested assets received as collateral	n/a	2,567	n/a	2,233
Assets in trust held to satisfy collateral requirements	65,836	63,181	47,162	44,473
FHLB common stock restricted as to sale	69	69	71	71

Securities Lending and Repurchase/Reverse Repurchase Agreements
The following table provides the estimated fair value of securities relating to securities lending and repurchase/reverse repurchase agreements as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025			December 31, 2024
	Securities Loaned, Pledged, or Sold (1)	Securities Borrowed or Collateral Received from Counterparties (2)	Cash Collateral Received from Counterparties (3)	Securities Loaned, Pledged, or Sold (1)	Securities Borrowed or Collateral Received from Counterparties (2)	Cash Collateral Received from Counterparties (3)
Securities lending transactions	$858	$1,091	$—	$836	$1,093	$—
Repurchase/reverse repurchase transactions	2,996	689	2,098	1,781	688	982
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
The following table presents the estimated fair value of securities by the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025					December 31, 2024
	Remaining Contractual Maturity of the Agreements					Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$218	$228	$446	$—	$75	$7	$333	$415
Japanese government	—	163	—	154	317	—	227	—	75	302
ABS	—	—	23	3	26	—	—	17	3	20
CMBS	—	—	37	—	37	—	—	46	—	46
RMBS	—	—	11	—	11	—	—	13	6	19
U.S. government	—	—	—	—	—	—	—	—	8	8
State and political subdivisions	—	—	—	—	—	—	—	—	6	6
Other foreign government	—	—	11	10	21	—	—	—	20	20
Total	—	163	300	395	858	—	302	83	451	836
Repurchase/reverse repurchase transactions:
Corporate	—	217	88	1,294	1,599	—	—	—	527	527
Canadian government	—	—	—	12	12	—	—	—	—	—
Japanese government	—	—	—	390	390	—	—	214	144	358
ABS	—	—	—	226	226	—	—	27	251	278
CMBS	—	—	—	278	278	—	—	49	184	233
RMBS	—	—	—	98	98	—	—	7	42	49
U.S. government	—	—	—	272	272	—	—	—	257	257
Other foreign government	—	—	17	104	121	—	—	—	79	79
Total	—	217	105	2,674	2,996	—	—	297	1,484	1,781
Total transactions	$—	$380	$405	$3,069	$3,854	$—	$302	$380	$1,935	$2,617

Mortgage Loans
The Company invests in both commercial and residential mortgage loans in the U.S. (90.9%), Canada (7.0%), and the U.K. (2.1%). As of September 30, 2025, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (12.3%), Texas (9.7%) and Colorado (5.4%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial:
Office	$1,810	17.0%	$1,717	19.2%
Retail	3,207	30.1	2,925	32.7
Industrial	3,499	32.9	2,714	30.3
Apartment	1,341	12.6	1,121	12.5
Hotel	450	4.2	443	4.9
Other commercial	101	0.9	32	0.4
Total commercial	10,408	97.7	8,952	100.0
Residential	244	2.3	—	—
Recorded investment	10,652	100.0%	8,952	100.0%
Unamortized loan origination fees and discount	(32)		(20)
Allowance for credit losses	(113)		(93)
Total mortgage loans	$10,507		$8,839
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025		December 31, 2024
	Recorded Investment	% of Total	Recorded Investment	% of Total
Commercial:
Due within five years	$4,441	42.7%	$3,984	44.5%
Due after five years through ten years	5,093	48.9	3,959	44.2
Due after ten years	874	8.4	1,009	11.3
Total commercial	$10,408	100.0%	$8,952	100.0%

Residential:
Due within five years	$158	64.8%	$—	—%
Due after five years through ten years	—	—	—	—
Due after ten years	86	35.2	—	—
Total residential	$244	100.0%	$—	—%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in commercial mortgage loans as of September 30, 2025 and December 31, 2024 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
September 30, 2025:
Loan-to-Value Ratio
0% – 59.99%	$4,652	$212	$147	$—	$5,011	48.2%
60% – 69.99%	2,803	134	104	—	3,041	29.2
70% – 79.99%	1,279	261	86	—	1,626	15.6
80% or greater	401	176	153	—	730	7.0
Total commercial	$9,135	$783	$490	$—	$10,408	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2024:
Loan-to-Value Ratio
0% – 59.99%	$4,017	$189	$42	$7	$4,255	47.5%
60% – 69.99%	2,298	184	51	46	2,579	28.8
70% – 79.99%	1,205	178	47	—	1,430	16.0
80% or greater	523	45	120	—	688	7.7
Total commercial	$8,043	$596	$260	$53	$8,952	100.0%
The following tables set forth credit quality grades by year of origination of the Company’s recorded investment in commercial mortgage loans as of September 30, 2025 and December 31, 2024 (dollars in millions):

	Recorded Investment
	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
September 30, 2025:
Internal credit quality grade:
High investment grade	$454	$590	$422	$537	$504	$1,785	$4,292
Investment grade	1,408	1,264	811	752	430	983	5,648
Average	—	—	42	37	36	196	311
Watch list	—	—	—	—	—	131	131
In or near default	—	—	—	—	—	26	26
Total commercial	$1,862	$1,854	$1,275	$1,326	$970	$3,121	$10,408

	Recorded Investment
	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
December 31, 2024:
Internal credit quality grade:
High investment grade	$593	$436	$543	$600	$246	$1,828	$4,246
Investment grade	1,270	750	806	404	219	850	4,299
Average	—	19	—	36	18	203	276
Watch list	—	—	—	—	—	125	125
In or near default	—	—	—	—	—	6	6
Total commercial	$1,863	$1,205	$1,349	$1,040	$483	$3,012	$8,952
The following table sets forth credit quality by year of origination of the Company’s recorded investment in residential mortgage loans as of September 30, 2025 and December 31, 2024 (dollars in millions):

	Recorded Investment
	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
September 30, 2025:
Performing	$151	$45	$—	$6	$37	$5	$244
December 31, 2024:
Performing	$—	$—	$—	$—	$—	$—	$—

The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025	December 31, 2024
Commercial:
Current	$10,367	$8,934
31 – 60 days past due	—	12
61 – 90 days past due	—	—
Greater than 90 days past due	41	6
Total commercial	$10,408	$8,952

Residential:
Current	$244	$—
The following tables present information regarding the Company’s allowance for credit losses for mortgage loans for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

For the three months ended September 30, 2025:	Commercial	Residential	Total
Balance, beginning of period	$103	$4	$107
Provision (release) of credit losses	5	1	6
Write-offs, net of recoveries	—	—	—
Balance, end of period	$108	$5	$113
For the three months ended September 30, 2024:
Balance, beginning of period	$75	$—	$75
Provision (release) of credit losses	12	—	12
Write-offs, net of recoveries	—	—	—
Balance, end of period	$87	$—	$87

For the nine months ended September 30, 2025:	Commercial	Residential	Total
Balance, beginning of period	$93	$—	$93
Provision (release) of credit losses	15	5	20
Write-offs, net of recoveries	—	—	—
Balance, end of period	$108	$5	$113
For the nine months ended September 30, 2024:
Balance, beginning of period	$67	$—	$67
Provision (release) of credit losses	28	—	28
Write-offs, net of recoveries	(8)	—	(8)
Balance, end of period	$87	$—	$87
The Company modified six and eight commercial mortgage loans for borrowers experiencing financial difficulty during the nine months ended September 30, 2025 and 2024, respectively, providing interest only payments, maturity extensions or payment deferrals. The total recorded investment before allowance for credit losses for the modified loans was $61 million and $90 million as of September 30, 2025 and 2024, respectively.
The Company had three commercial mortgage loans totaling $41 million and one commercial mortgage loan in the amount of $23 million that were on nonaccrual status as of September 30, 2025 and 2024, respectively. The Company did not convert any mortgage loans to owned properties through a deed in lieu of foreclosure during the nine months ended September 30, 2025, compared to three such conversions of commercial mortgage loans totaling $23 million during the nine months ended September 30, 2024. Additionally, the Company reclassified one property in the amount of $21 million, that was previously held for sale, to held for use. The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2025 and 2024.

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
Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of September 30, 2025 and December 31, 2024 are as follows (dollars in millions):

	September 30, 2025	December 31, 2024
Limited partnerships – equity method	$1,433	$1,067
Limited partnerships – fair value	940	966
Limited partnerships – cost method	70	64
Real estate joint ventures	$1,205	970
Total limited partnerships and real estate joint ventures	$3,648	$3,067
Other Invested Assets
Other invested assets include lifetime mortgages, derivative contracts and FHLB common stock. Other invested assets also include real estate held for investment, which is included in “Other” in the table below. As of September 30, 2025 and December 31, 2024, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of September 30, 2025 and December 31, 2024 are as follows (dollars in millions):

	September 30, 2025	December 31, 2024
Lifetime mortgages	$1,158	$984
Derivatives	223	121
FHLB common stock	69	71
Other	46	66
Total other invested assets	$1,496	$1,242
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

Summary of Derivative Positions
Freestanding derivatives, except for other swaps, are included in other invested assets or other liabilities, at fair value. Other swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest or funds withheld payable, at fair value. Embedded derivative liabilities on indexed products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of September 30, 2025 and December 31, 2024 (dollars in millions):

		September 30, 2025			December 31, 2024
	Primary Underlying Risk	Notional	Carrying Value / Fair Value		Notional	Carrying Value / Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,940	$5	$12	$1,848	$6	$20
Interest rate options	Interest rate	750	1	—	1,773	1	—
Total return swaps	Interest rate	606	5	5	956	—	14
Foreign currency swaps	Foreign currency	150	43	—	150	47	—
Foreign currency forwards	Foreign currency	1,325	1	24	1,148	9	37
Foreign currency options	Foreign currency	430	—	—	430	1	—
Equity options	Equity	5,576	465	258	255	5	1
Equity futures	Equity	208	—	—	209	—	—
Credit default swaps	Credit	6,238	7	15	2,661	4	6
Credit default index swaps options	Credit	2,200	—	—	—	—	—
Other swaps	Credit	1,275	4	3	1,300	2	2
CPI swaps	CPI	408	2	5	408	6	2
Synthetic GICs	Interest rate	17,117	—	—	15,362	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements		—	303	399	—	283	338
Indexed products		—	—	438	—	—	435
Total non-designated derivatives		38,223	836	1,159	26,500	364	855
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate	3,374	39	55	3,336	5	103
Forward bond purchase commitments	Interest rate	3,188	13	203	2,020	—	206
Foreign currency swaps	Foreign currency	2,008	6	194	2,008	7	159
Foreign currency forwards	Foreign currency	2,266	20	32	1,966	94	—
Total hedging derivatives		10,836	78	484	9,330	106	468
Total derivatives		$49,059	$914	$1,643	$35,830	$470	$1,323

Fair Value Hedges
The Company designates and reports the following as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging: (i) certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets; and (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities. The gain or loss on the hedged item attributable to a change in interest rates or foreign currency and the offsetting gain or loss on the related interest rate or foreign currency swaps for the three and nine months ended September 30, 2025 and 2024 are as follows (dollars in millions):

Derivative Type	Hedged Item	Investment Related Gains (Losses), Net		Claims and Other Policy Benefits		Interest Credited
		Derivatives	Hedged Items	Derivatives	Hedged Items	Derivatives	Hedged Items
For the three months ended September 30, 2025:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$—	$—	$—	$—	$—	$—
Interest rate swaps	Future policy benefits	—	—	—	(1)	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	1	(1)
For the three months ended September 30, 2024:
Foreign currency swaps	Foreign-denominated fixed maturity securities	—	—	—	—	—	—
Interest rate swaps	Future policy benefits	—	—	31	(34)	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	42	(45)
For the nine months ended September 30, 2025:
Foreign currency swaps	Foreign-denominated fixed maturity securities	—	—	—	—	—	—
Interest rate swaps	Future policy benefits	—	—	14	(15)	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	23	(27)
For the nine months ended September 30, 2024:
Foreign currency swaps	Foreign-denominated fixed maturity securities	2	(4)	—	—	—	—
Interest rate swaps	Future policy benefits	—	—	27	(32)	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	37	(43)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges (dollars in millions):

Hedged Item	Carrying Amount of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets / (Liabilities)		Discontinued Fair Value Hedge Adjustments Included in the Cumulative Adjustments
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Future policy benefits	$(564)	$(508)	$(8)	$7	$(3)	$—
Interest-sensitive contract liabilities	(510)	(1,111)	(16)	11	1	—
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
The following table presents the cash flow hedge components of AOCI, before income taxes, and where the gain or loss related to cash flow hedges is recognized on the condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	Three months ended September 30,
	2025	2024
Balance, beginning of period	$(473)	$(413)
Gains (losses), net deferred in other comprehensive income (loss)	(115)	167
Amounts reclassified to net investment income	18	20
Amounts reclassified to interest expense	(2)	(3)
Balance, end of period	$(572)	$(229)

	Nine months ended September 30,
	2025	2024
Balance, beginning of period	$(495)	$(218)
Gains (losses), net deferred in other comprehensive income (loss)	(125)	(44)
Amounts reclassified to net investment income	54	42
Amounts reclassified to interest expense	(6)	(9)
Balance, end of period	$(572)	$(229)
As of September 30, 2025, approximately $62 million of before tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to net investment income during the next twelve months. For the same time period, approximately $6 million of before tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
		Net Investment Income	Interest Expense
For the three months ended September 30, 2025:
Interest rate	$12	$(1)	$2
Foreign currency	(127)	(17)	—
Total	$(115)	$(18)	$2
For the three months ended September 30, 2024:
Interest rate	$57	$(3)	$3
Foreign currency	110	(17)	—
Total	$167	$(20)	$3

For the nine months ended September 30, 2025:
Interest rate	$(40)	$(3)	$6
Foreign currency	(85)	(51)	—
Total	$(125)	$(54)	$6
For the nine months ended September 30, 2024:
Interest rate	$(33)	$(9)	$9
Foreign currency	(11)	(33)	—
Total	$(44)	$(42)	$9
For the three and nine months ended September 30, 2025 and 2024, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	Three months ended September 30,		Nine months ended September 30,
Derivative Type	2025	2024	2025	2024
Foreign currency forwards	$56	$(12)	$(65)	$24

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $248 million and $313 million as of September 30, 2025 and December 31, 2024, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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
A summary of the effect of non-qualifying derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 is as follows (dollars in millions):

		Gains (Losses) for the three months ended September 30,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2025	2024
Interest rate swaps	Investment related gains (losses), net	$1	$13
Interest rate options	Investment related gains (losses), net	(2)	(3)
Total return swaps	Investment related gains (losses), net	16	7
Interest rate futures	Investment related gains (losses), net	—	—
Foreign currency swaps	Investment related gains (losses), net	6	(7)
Foreign currency forwards	Investment related gains (losses), net	(40)	77
Foreign currency options	Investment related gains (losses), net	(2)	2
Equity options	Investment related gains (losses), net	30	1
Equity futures	Investment related gains (losses), net	(13)	(12)
Credit default swaps	Investment related gains (losses), net	33	10
CPI swaps	Investment related gains (losses), net	3	(1)
Subtotal		32	87
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(33)	(112)
Indexed products	Interest credited	(99)	(15)
Total non-qualifying derivatives		$(100)	$(40)

		Gains (Losses) for the nine months ended September 30,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2025	2024
Interest rate swaps	Investment related gains (losses), net	$6	$(31)
Interest rate options	Investment related gains (losses), net	(3)	(6)
Total return swaps	Investment related gains (losses), net	16	—
Interest rate futures	Investment related gains (losses), net	—	2
Foreign currency swaps	Investment related gains (losses), net	1	15
Foreign currency forwards	Investment related gains (losses), net	22	(85)
Foreign currency options	Investment related gains (losses), net	(5)	(1)
Equity options	Investment related gains (losses), net	35	(4)
Equity futures	Investment related gains (losses), net	(25)	(31)
Credit default swaps	Investment related gains (losses), net	36	14
CPI swaps	Investment related gains (losses), net	(3)	(2)
Subtotal		80	(129)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(41)	(9)
Indexed products	Interest credited	(67)	(27)
Total non-qualifying derivatives		$(28)	$(165)

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
AAA/AA/A
Single name credit default swaps	$(12)	$490	14.4	$(5)	$410	17.5
BBB
Single name credit default swaps	2	180	2.2	3	150	2.3
Credit default swaps referencing indices	2	5,553	5.7	—	2,086	5.1
Subtotal	4	5,733	5.5	3	2,236	4.9
BB
Single name credit default swaps	—	5	0.7	—	5	1.5
B
Single name credit default swaps	—	10	0.5	—	10	1.2
Total	$(8)	$6,238	6.2	$(2)	$2,661	6.8
(1)Rating agency designations are based on ratings from Standard and Poor’s (“S&P”) when available. Other credited rating agencies or internal ratings may be used when S&P ratings are not available.
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
The following table provides information relating to the netting of the Company’s derivative instruments as of September 30, 2025 and December 31, 2024 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments / Collateral (1)	Net Amount
September 30, 2025:
Derivative assets	$611	$(384)	$227	$(227)	$—
Derivative liabilities	806	(384)	422	(422)	—
December 31, 2024:
Derivative assets	187	(64)	123	(123)	—
Derivative liabilities	550	(64)	486	(486)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of September 30, 2025, the Company had credit exposure of $16 million.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are summarized below (dollars in millions):

September 30, 2025:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$67,177	$—	$57,440	$9,737
Canadian government	5,098	—	5,098	—
Japanese government	5,162	—	5,162	—
ABS	6,872	—	4,004	2,868
CMBS	1,992	—	1,952	40
RMBS	1,740	—	1,722	18
U.S. government	3,814	3,602	208	4
State and political subdivisions	660	—	660	—
Other foreign government	7,058	—	6,931	127
Total fixed maturity securities available-for-sale	99,573	3,602	83,177	12,794
Equity securities	161	67	—	94
Funds withheld at interest – embedded derivatives	(208)	—	—	(208)
Funds withheld at interest	59	—	—	59
Cash equivalents	2,627	2,618	9	—
Short-term investments	331	225	81	25
Other invested assets:
Derivatives	223	—	223	—
Other	16	—	16	—
Total other invested assets	239	—	239	—
Other assets – derivatives	4	—	—	4
Total	$102,786	$6,512	$83,506	$12,768
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$438	$—	$—	$438
Other liabilities:
Funds withheld at interest – embedded derivatives	(112)	—	—	(112)
Derivatives	422	—	419	3
Total	$748	$—	$419	$329
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of September 30, 2025, the fair value of such investments was $940 million.

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

Quantitative Information Regarding Internally Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of September 30, 2025 and December 31, 2024 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Input	Range (Weighted Average)
	September 30, 2025	December 31, 2024			September 30, 2025	December 31, 2024
Assets:
Corporate	$649	$99	Market comparable securities	Liquidity premium	2-4% (3%)	2%
				EBITDA Multiple	6.1x-14.8x (10.5x)	6.7x-11.0x (9.7x)
ABS	1,026	564	Market comparable securities	Liquidity premium	0-20% (3%)	0-10% (3%)
U.S. government	4	—	Market comparable securities	Liquidity premium	1%	—
Equity securities	36	33	Market comparable securities	Liquidity premium	4%	4%
				EBITDA Multiple	7.4x-13.3x (9.9x)	7.4x-12.8x (10.9x)
Funds withheld at interest – embedded derivatives	9	22	Total return swap	Mortality	0-100% (4%)	0-100% (3%)
				Lapse	0-35% (19%)	0-35% (18%)
				Withdrawal	0-10% (5%)	0-10% (4%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-8% (2%)	1-4% (2%)
Other assets – derivatives	4	2	Credit default swap	Credit spread	0-1% (0%)	0-1% (0%)
				Probability of default	0-7% (1%)	0-8% (0%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed products	438	435	Discounted cash flow	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (18%)	0-35% (17%)
				Withdrawal	0-10% (4%)	0-10% (4%)
				Option budget projection	1-8% (2%)	1-4% (2%)
Other liabilities – derivatives	3	2	Credit default swap	Credit spread	0-1% (0%)	0-1% (0%)
				Probability of default	0-7% (1%)	0-8% (0%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended September 30, 2025:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments	Derivatives, net
Fair value, beginning of period	$8,912	$32	$2,261	$4	$91	$9	$—	$(63)	$60	$(354)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	3	—	1	—	—	—	—	—	1	—
Investment related gains (losses), net	(17)	—	6	—	1	—	1	(33)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(99)
Included in other comprehensive income (loss)	3	3	(7)	—	—	—	—	—	(2)	—
Purchases (2)	1,156	92	986	—	2	17	—	—	—	—
Sales (2)	(87)	—	(1)	—	—	—	—	—	—	—
Settlements (2)	(253)	—	(320)	—	—	—	—	—	—	15
Transfers into Level 3	20	—	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	(1)	—	—	—	—
Fair value, end of period	$9,737	$127	$2,926	$4	$94	$25	$1	$(96)	$59	$(438)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$2	$—	$1	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(17)	—	—	—	1	—	(1)	(33)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(115)
Included in other comprehensive income (loss)	7	3	(4)	—	—	—	—	—	(1)	—
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

For the nine months ended September 30, 2025:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments	Derivatives, net
Fair value, beginning of period	$6,854	$30	$1,799	$5	$88	$11	$—	$(55)	$56	$(435)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	10	—	3	—	—	—	—	—	—	—
Investment related gains (losses), net	(48)	—	6	—	5	—	1	(41)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(67)
Included in other comprehensive income (loss)	102	5	42	—	—	—	—	—	4	—
Purchases (2)	3,559	92	1,566	—	2	24	—	—	1	11
Sales (2)	(178)	—	(11)	—	(1)	—	—	—	—	—
Settlements (2)	(575)	—	(485)	(1)	—	(7)	—	—	(2)	53
Transfers into Level 3	22	—	20	—	—	—	—	—	—	—
Transfers out of Level 3	(9)	—	(14)	—	—	(3)	—	—	—	—
Fair value, end of period	$9,737	$127	$2,926	$4	$94	$25	$1	$(96)	$59	$(438)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$8	$—	$2	$—	$—	$—	$—	$—	$(2)	$—
Investment related gains (losses), net	(49)	—	—	—	6	—	(1)	(41)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(121)
Included in other comprehensive income (loss)	108	5	46	—	—	—	—	—	4	—
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

For the three months ended September 30, 2024:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments	Derivatives, net
Fair value, beginning of period	$5,501	$31	$1,497	$27	$74	$15	$—	$(68)	$55	$(386)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	4	—	—	—	—	—	—	—	3	—
Investment related gains (losses), net	(8)	—	—	—	3	(1)	—	(112)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(15)
Included in other comprehensive income (loss)	149	3	26	—	—	—	—	—	3	—
Purchases (2)	809	—	99	—	6	(3)	—	—	1	(7)
Sales (2)	(96)	—	—	—	(1)	—	—	—	—	—
Settlements (2)	(196)	—	(101)	—	—	—	—	—	(2)	23
Transfers into Level 3	—	—	36	—	—	—	—	—	—	—
Transfers out of Level 3	(20)	—	(1)	(21)	—	—	—	—	—	—
Fair value, end of period	$6,143	$34	$1,556	$6	$82	$11	$—	$(180)	$60	$(385)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$—	$—	$—	$—	$—	$—	$3	$—
Investment related gains (losses), net	(11)	—	—	—	2	(1)	—	(112)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(39)
Included in other comprehensive income (loss)	150	3	26	—	—	—	—	—	3	—
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

For the nine months ended September 30, 2024:	Fixed maturity securities available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments	Derivatives, net
Fair value, beginning of period	$4,933	$35	$1,425	$26	$70	$2	$—	$(171)	$54	$(415)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	10	—	3	—	—	—	—	—	5	—
Investment related gains (losses), net	(56)	—	(1)	—	(4)	(1)	—	(9)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(27)
Included in other comprehensive income (loss)	132	(1)	30	—	—	—	—	—	2	—
Purchases (2)	2,001	—	287	—	17	12	—	—	2	(18)
Sales (2)	(278)	—	(23)	—	(1)	(1)	—	—	—	—
Settlements (2)	(546)	—	(260)	(1)	—	—	—	—	(3)	75
Transfers into Level 3	1	—	117	2	—	—	—	—	—	—
Transfers out of Level 3	(54)	—	(22)	(21)	—	(1)	—	—	—	—
Fair value, end of period	$6,143	$34	$1,556	$6	$82	$11	$—	$(180)	$60	$(385)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$6	$—	$2	$—	$—	$—	$—	$—	$5	$—
Investment related gains (losses), net	(56)	—	(3)	—	(5)	(1)	—	(9)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(103)
Included in other comprehensive income (loss)	135	(1)	32	—	—	—	—	—	2	—
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
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis in periods subsequent to their initial recognition if they are determined to be impaired. For the nine months ended September 30, 2025 and 2024, the Company did not have any material assets that were measured at fair value due to impairment.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of September 30, 2025 and December 31, 2024 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2024 Annual Report. This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amounts approximate carrying value as they equal the amount of cash collateral received/paid.

September 30, 2025:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$10,507	$10,411	$—	$—	$10,411
Policy loans	3,570	3,570	—	3,570	—
Funds withheld at interest	8,418	8,108	—	—	8,108
Limited partnerships – cost method	70	99	—	—	99
Cash and cash equivalents	1,998	1,998	1,998	—	—
Short-term investments	50	50	50	—	—
Other invested assets	1,233	1,001	2	69	930
Accrued investment income	1,275	1,275	—	1,275	—
Other asset	1,009	1,009	—	—	1,009
Liabilities:
Interest-sensitive contract liabilities (2)	$29,995	$30,196	$—	$—	$30,196
Funds withheld at interest	5,389	5,166	—	—	5,166
Long-term debt	5,734	5,671	—	—	5,671

December 31, 2024:
Assets:
Mortgage loans	$8,839	$8,422	$—	$—	$8,422
Policy loans	1,321	1,321	—	1,321	—
Funds withheld at interest	5,596	5,296	—	—	5,296
Limited partnerships – cost method	64	88	—	—	88
Cash and cash equivalents	1,271	1,271	1,271	—	—
Short-term investments	50	50	50	—	—
Other invested assets	1,064	862	3	71	788
Accrued investment income	986	986	—	986	—
Other asset	—	—	—	—	—
Liabilities:
Interest-sensitive contract liabilities (2)	$22,617	$22,376	$—	$—	$22,376
Funds withheld at interest	5,177	4,960	—	—	4,960
Long-term debt	5,042	4,836	—	—	4,836
(1)Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
(2)Carrying values and estimated fair values presented herein include a reinsurance recoverable of $2.0 billion as of September 30, 2025 and December 31, 2024, respectively.
NOTE 13 INCOME TAX
The effective tax rate on pre-tax income for the three and nine months ended September 30, 2025, was 20.3% and 29.7%, respectively. The tax rate for the three months ended September 30, 2025, was lower than the U.S. statutory rate primarily due to the jurisdictional mix of earnings and the U.S. tax benefits received from taxes paid in foreign jurisdictions. The tax rate for the nine months ended September 30, 2025, was higher than the U.S. statutory rate primarily due to tax expense related to legal entity restructuring, the establishment of a valuation allowance on foreign tax credit carryforwards, as well as income earned in foreign jurisdictions with statutory rates higher than in the U.S. These increases were partially offset with benefits received from tax credits generated during the year. The effective tax rate on pre-tax income for the three and nine months ended September 30, 2024, was 26.7% and 24.2%, respectively. The tax rate was higher than the U.S. statutory rate primarily due to adjustments related to tax returns filed during the quarter as well as U.S. taxation of foreign profits. These increases were partially offset with benefits due to differences of tax basis in foreign jurisdictions and adjustments to the valuation allowance.
The One Big Beautiful Bill Act was enacted on July 4, 2025. The impact of such legislation on the Company was immaterial for the three months ended September 30, 2025.
The Organization for Economic Cooperation and Development developed Model Global Anti-Base Erosion rules establishing a Global Minimum Tax to ensure that multinational enterprises with consolidated revenue of more than EUR 750 million pay an effective tax rate of at least 15% on income arising in each jurisdiction in which they operate. As of September 30, 2025, many of the jurisdictions in which the Company operates enacted legislation under those rules, with an effective date of January 1, 2024 or January 1, 2025. The tax impact of such legislation on the Company was immaterial for the nine months ended September 30, 2025.

The Inflation Reduction Act of 2022 was enacted in 2022. For tax years ending after December 31, 2022, the Act imposes a 15% minimum tax on adjusted financial statement income for “applicable corporations” with average financial statement income over $1 billion for the previous 3-year period ending in 2022 or after. Based on the current guidance, the Company is not an applicable corporation under the Act for 2025. The Act also imposes a 1% excise tax on stock buybacks of publicly traded corporations. The Act is not expected to have a material impact to the Company’s tax expense.
Bermuda enacted the Corporate Income Tax Act of 2023 on December 27, 2023. The Bermuda corporate income tax regime establishes a statutory tax rate of 15% and is applicable to multinational companies with annual revenue of EUR 750 million or more. The corporate income tax regime is effective for fiscal years beginning on or after January 1, 2025. The tax impact of Bermuda’s corporate income tax regime on the Company was immaterial for the nine months ended September 30, 2025.
NOTE 14 EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three and nine months ended September 30, 2025 and 2024 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
Service cost	$4	$3	$—	$—
Interest cost	3	3	—	1
Expected return on plan assets	(4)	(3)	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of prior actuarial losses	1	1	—	—
Settlements	1	1	—	—
Net periodic benefit cost	$5	$5	$—	$1

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service cost	$11	$10	$1	$1
Interest cost	9	8	2	2
Expected return on plan assets	(11)	(9)	—	—
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of prior actuarial losses	1	2	—	—
Settlements	2	1	—	—
Net periodic benefit cost	$12	$12	$2	$2
NOTE 15 COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of September 30, 2025 and December 31, 2024, are presented in the following table (dollars in millions):

	September 30, 2025	December 31, 2024
Limited partnerships and real estate joint ventures	$1,683	$1,103
Mortgage loans	243	81
Bank loans and private placements	2,537	1,950
Lifetime mortgages	57	103
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for current expected credit losses associated with unfunded commitments as of September 30, 2025 and December 31, 2024.

Funding Agreements
Federal Home Loan Bank of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2025 and December 31, 2024, the Company had $1.3 billion of FHLB funding agreements outstanding. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s Funding Agreement Backed Notes (“FABN”) program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of September 30, 2025 and December 31, 2024, the Company had $5.3 billion and $3.2 billion, respectively, of FABN agreements outstanding, which are included within interest-sensitive contract liabilities.
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
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right of use asset and lease obligation. As of September 30, 2025, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of September 30, 2025 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	1,892
2036	2,349
2037	5,100
2038	1,750
2039	8,751
2041	720
2046	3,000
2049	4,750
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
No individual client generated 10% or more of the Company’s total gross premiums and other revenues on a consolidated basis for the nine months ended September 30, 2025 and 2024. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
•Substantially all of the effects of net investment related gains and losses;
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
The following tables summarize the Company’s reportable segment revenues, significant expenses, measure of profit and loss and reconciliations to the Company’s consolidated totals (dollars in millions):

For the three months ended September 30, 2025:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$2,190	$1,070	$398	$106	$597	$387	$956	$365	$181	$6,250
Reconciliation of revenues:
Investment and derivative gains (losses)										1
Change in fair value of funds withheld embedded derivatives										(33)
Funds withheld gains (losses) – investment income										(19)
Investment income (loss) on unit-linked variable annuities										(1)
Other revenues (1)										6
Total consolidated revenues										$6,204
Less significant expenses (2):
Adjusted claims and other policy benefits	1,769	511	307	92	516	253	761	135	—
Future policy benefits remeasurement (gains) losses	(46)	2	(8)	—	216	(37)	(41)	(1)	—
Adjusted interest credited	61	324	1	—	—	7	—	107	47
Interest expense	—	—	—	—	—	—	—	—	98
Other segment items (3)	270	133	55	7	57	24	98	53	94
Adjusted operating income (loss) before income taxes	$136	$100	$43	$7	$(192)	$140	$138	$71	$(58)	$385
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										1
Market risk benefits remeasurement gains (losses)										1
Change in fair value of funds withheld embedded derivatives										(33)
Funds withheld gains (losses) – investment income										(19)
Derivatives – interest credited										(1)
Investment income (loss) on unit-linked variable annuities										(1)
Interest credited on unit-linked variable annuities										1
Interest expense on uncertain tax positions										—
Other reconciling items (4)										(14)
Income before income taxes per condensed consolidated statements of income										$320
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

For the nine months ended September 30, 2025:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$6,701	$1,985	$1,188	$321	$1,777	$1,036	$2,695	$1,060	$505	$17,268
Reconciliation of revenues:
Investment and derivative gains (losses)										(147)
Change in fair value of funds withheld embedded derivatives										(41)
Funds withheld gains (losses) – investment income										(17)
Investment income (loss) on unit-linked variable annuities										(1)
Other revenues (1)										1
Total consolidated revenues										$17,063
Less significant expenses (2):
Adjusted claims and other policy benefits	5,464	787	920	276	1,532	644	2,133	438	—
Future policy benefits remeasurement (gains) losses	3	(1)	(3)	—	214	(43)	(67)	(6)	—
Adjusted interest credited	127	577	1	—	—	20	—	284	139
Interest expense	—	—	—	—	—	—	—	—	268
Other segment items (3)	827	358	167	18	155	69	281	137	258
Adjusted operating income (loss) before income taxes	$280	$264	$103	$27	$(124)	$346	$348	$207	$(160)	$1,291
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(147)
Market risk benefits remeasurement gains (losses)										(11)
Change in fair value of funds withheld embedded derivatives										(41)
Funds withheld gains (losses) – investment income										(17)
Derivatives – interest credited										(13)
Investment income (loss) on unit-linked variable annuities										(1)
Interest credited on unit-linked variable annuities										1
Interest expense on uncertain tax positions										—
Other reconciling items (4)										(32)
Income before income taxes per condensed consolidated statements of income										$1,030
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

For the three months ended September 30, 2024:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$2,159	$1,003	$385	$99	$550	$256	$819	$270	$168	$5,709
Reconciliation of revenues:
Investment and derivative gains (losses)										23
Change in fair value of funds withheld embedded derivatives										(112)
Funds withheld gains (losses) – investment income										1
Investment income (loss) on unit-linked variable annuities										1
Other revenues (1)										29
Total consolidated revenues										$5,651
Less significant expenses (2):
Adjusted claims and other policy benefits	1,712	654	296	90	472	148	656	90	—
Future policy benefits remeasurement (gains) losses	46	12	(4)	—	35	—	53	9	—
Adjusted interest credited	45	131	1	—	—	5	—	75	41
Interest expense	—	—	—	—	—	—	—	—	77
Other segment items (3)	277	126	62	5	61	17	99	36	68
Adjusted operating income (loss) before income taxes	$79	$80	$30	$4	$(18)	$86	$11	$60	$(18)	$314
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										23
Market risk benefits remeasurement gains (losses)										(31)
Change in fair value of funds withheld embedded derivatives										(112)
Funds withheld gains (losses) – investment income										1
Derivatives – interest credited										(11)
Investment income (loss) on unit-linked variable annuities										1
Interest credited on unit-linked variable annuities										(1)
Interest expense on uncertain tax positions										(1)
Other reconciling items (4)										31
Income before income taxes per condensed consolidated statements of income										$214
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

For the nine months ended September 30, 2024:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$6,122	$3,961	$1,160	$228	$1,599	$728	$2,388	$690	$423	$17,299
Reconciliation of revenues:
Investment and derivative gains (losses)										(517)
Change in fair value of funds withheld embedded derivatives										(9)
Funds withheld gains (losses) – investment income										3
Investment income (loss) on unit-linked variable annuities										(1)
Other revenues (1)										91
Total consolidated revenues										$16,866
Less significant expenses (2):
Adjusted claims and other policy benefits	4,960	2,977	883	198	1,360	403	1,849	211	—
Future policy benefits remeasurement (gains) losses	(41)	11	(6)	—	36	4	25	8	—
Adjusted interest credited	83	392	1	—	—	21	—	175	106
Interest expense	—	—	—	—	—	—	—	—	218
Other segment items (3)	746	331	180	12	184	51	295	106	199
Adjusted operating income (loss) before income taxes	$374	$250	$102	$18	$19	$249	$219	$190	$(100)	$1,321
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(517)
Market risk benefits remeasurement gains (losses)										12
Change in fair value of funds withheld embedded derivatives										(9)
Funds withheld gains (losses) – investment income										3
Derivatives – interest credited										(18)
Investment income (loss) on unit-linked variable annuities										(1)
Interest credited on unit-linked variable annuities										1
Interest expense on uncertain tax positions										—
Other reconciling items (4)										(37)
Income before income taxes per condensed consolidated statements of income										$755
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
The facility agreement provides the Company with the right to issue and sell to the Trust from time to time up to $1.0 billion of its 6.722% senior notes due 2055 in exchange for a corresponding amount of the U.S. Treasury securities held by the Trust. In return, the Company agreed to pay a semi-annual facility fee to the Trust at a rate of 1.789% per year applied to the maximum amount of senior notes that the Company could issue to the Trust. The Company can redeem the 6.722% Senior Notes at any time, in whole or in part. At September 30, 2025, the Company had not issued any senior notes under the facility agreement.
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
Subordinated Debt Issuances
On March 3, 2025, the Company issued 6.65% fixed-rate reset subordinated debentures due 2055 with a face amount of $700 million which will be used for general corporate purposes, including funding the Company’s obligations with respect to the reinsurance transaction executed with Equitable during the third quarter. Capitalized issuance costs were $9 million.
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
Factors that could also cause results or events to differ, possibly materially, from those expressed or implied by forward-looking statements, include, among others: (1) changes in mortality, morbidity, policyholder behavior, claims experience, investment returns, interest rates, expenses and other factors as compared to our pricing assumptions; (2) investment results, whether from changes in economic, capital- and credit-market conditions, asset selection, or otherwise, and their impact on the Company’s investment securities, liquidity, portfolio yields, credit quality, access to capital, cost of capital, and amount of capital required for regulatory and contractual proposes; (3) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company; (4) the availability, amount, cost, and market value of collateral necessary for regulatory reserves, capital, and client obligations; (5) changes in laws and regulations, tax policy and rates, accounting standards, and privacy and cybersecurity regulations applicable to the Company and actions by regulators with authority over the Company’s operations, including regulatory restrictions on the ability of Company subsidiaries to pay dividends to the Company; (6) the stability of and actions by governments, central banks, and economies in jurisdictions where the Company operates, affecting interest rates, markets generally, or the demand for insurance and reinsurance; (7) the stability and financial performance of clients, reinsurers, third-party investment managers and other institutions and the effects of the Company’s dependence on such third parties; (8) the effectiveness of the Company’s risk management strategy, policy, and procedures, whether relating to reinsurance, investment strategy, operations, or otherwise; (9) the impact of impairments of the value of the Company’s investment securities could have on the Company’s capital requirements and the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective; (10) the threat of pandemics, epidemics, other major health issues, natural disasters, catastrophes, and terrorist attacks; (11) competitive factors and competitors’ responses to the Company’s initiatives; (12) development and introduction of new products and distribution opportunities and entry into new lines of business and markets; (13) integration of acquired blocks of business and entities and the Company’s ability to achieve the expected benefits of such transactions, including the transaction entered into with subsidiaries of Equitable Holdings, Inc. on July 31, 2025; (14) interruption or failure of the Company’s telecommunication, information technology, or other operational systems, or the Company’s failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data and intellectual property stored on such systems; (15) adverse developments with respect to litigation, arbitration, or regulatory investigations or actions; (16) fluctuation in foreign currency exchange rates; and (17) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update these forward-looking statements, even though the Company’s situation may change in the future, except as required under applicable securities law. For a discussion of the risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as may be supplemented by Item 1A – “Risk Factors” in the Company’s subsequent Quarterly Reports on Form 10-Q and in the Company’s other periodic and current reports filed with the SEC.
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $4.3 trillion of life reinsurance in force and assets of $152.0 billion as of September 30, 2025. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial Solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from Financial Solutions business and income earned on invested assets.
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

Consolidated Results of Operations
A discussion of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024 is presented below.
Consolidated net income
The following table summarizes net income for the periods presented (dollars in millions, except per share data).

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Revenues
Net premiums	$4,280	$4,391	$(111)	$12,450	$13,687	$(1,237)
Net investment income	1,475	1,188	287	4,115	3,231	884
Investment related losses, net	13	(78)	91	(110)	(498)	388
Other revenues	436	150	286	608	446	162
Total revenues	6,204	5,651	553	17,063	16,866	197
Benefits and expenses
Claims and other policy benefits	4,356	4,116	240	12,223	12,960	(737)
Future policy benefits remeasurement (gains) losses	85	151	(66)	97	37	60
Market risk benefits remeasurement (gains) losses	(1)	31	(32)	11	(12)	23
Interest credited	547	310	237	1,160	795	365
Policy acquisition costs and other insurance expenses	471	452	19	1,321	1,230	91
Other operating expenses	328	299	29	953	883	70
Interest expense	98	78	20	268	218	50
Total benefits and expenses	5,884	5,437	447	16,033	16,111	(78)
Income before income taxes	320	214	106	1,030	755	275
Provision for income taxes	65	56	9	306	181	125
Net income	$255	$158	$97	$724	$574	$150
Net income attributable to noncontrolling interest	2	2	—	5	5	—
Net income available to RGA, Inc. shareholders	$253	$156	$97	$719	$569	$150
Earnings per share
Basic earnings per share	$3.85	$2.37	$1.48	$10.89	$8.64	$2.25
Diluted earnings per share	$3.81	$2.33	$1.48	$10.78	$8.53	$2.25
Consolidated results
Three months ended September 30, 2025 compared to three months ended September 30, 2024
The increase in pre-tax income for the three months ended September 30, 2025, was primarily the result of:
•The execution of reinsurance contracts with subsidiaries of Equitable Holdings, Inc. (“Equitable”) on July 31, 2025. Pursuant to these agreements, the Company’s U.S. Financial Solutions segment assumed a 75% quota share of Equitable’s in force individual life insurance liabilities on a coinsurance and modified coinsurance basis, consisting of a diversified mix of life products and account value liabilities, with total liabilities of approximately $12 billion. This transaction increased the U.S. Financial Solutions adjusted operating income before taxes by $37 million during the three-month period ended September 30, 2025. In addition, pursuant to these agreements, Equitable recaptured risks previously assumed by the Company’s U.S. Traditional segment resulting in a gain of $21 million recognized in the current period.
•Favorable results in the Company’s EMEA Financial Solutions and Asia Pacific Traditional Segments.
•An increase in investment income due to an increase in invested assets and higher new money rates.
•A future policy benefit remeasurement loss of $136 million was recognized in the third quarter of 2024 as a result of the Company increasing its per life retention limit from $8 million to $30 million during the third quarter of 2024.
The increase in pre-tax income was offset by the following:
•The completion of the Company’s annual assumption review during the third quarter of 2025, which resulted in a loss of $149 million, primarily due to updated mortality assumptions in the U.K. The 2024 assumption update resulted in a loss of $58 million. See Note 4 – “Future Policy Benefits” for additional information.
•A decrease in variable investment income from limited partnerships and real estate joint ventures.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The increase in pre-tax income for the nine months ended September 30, 2025, was primarily due to the following:
•The financial impact of the transaction with Equitable noted above.
•Decrease in investment related losses resulting from lower realized losses from portfolio repositioning and freestanding derivatives.
•The Company recognized a non-economic loss at the inception of a single premium pension risk transfer (“PRT”) transaction during 2024. The non-economic loss at inception is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP.
Fluctuations in foreign currency to U.S. dollar exchange rates
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations did not have a material impact on income before income taxes for the three and nine months ended September 30, 2025.
Investment related gains and losses
The change in investment related losses, net is due to the following:
•During the three and nine months ended September 30, 2025, the Company repositioned its investment portfolio to generate higher yields which led to net capital gains of $31 million and net capital losses $55 million, respectively, compared to net capital losses of $41 million and $305 million for the three and nine months ended September 30, 2024, respectively.
•For the three and nine months ended September 30, 2025, changes in the fair value of freestanding derivatives increased by $32 million and $80 million, respectively, compared to an increase of $87 million and a decrease of $131 million for the three and nine months ended September 30, 2024, respectively.
•The Company incurred $35 million and $111 million of changes in allowance for credit losses and impairments during the three and nine months ended September 30, 2025, respectively, compared to $21 million and $78 million during the three and nine months ended September 30, 2024, respectively.
Market risk benefits
Market risk benefits consist of guaranteed minimum benefits associated with the Company’s reinsurance of variable and indexed annuities. The change in fair value of the freestanding derivatives purchased by the Company to hedge the liability is reflected in investment related gains (losses), net. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, decreased income before income taxes by $7 million and $9 million for the three and nine months ended September 30, 2025, respectively. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, decreased income before income taxes by $8 million and $17 million for the three and nine months ended September 30, 2024, respectively.
Non-economic changes in insurance liabilities
Non-economic changes in insurance liabilities include the initial loss on PRT transactions, net of amortization and changes in the fair value of embedded derivatives associated with the Company’s reinsurance of indexed products. The initial loss at inception of a PRT transaction is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP. The Company incurred non-economic losses of $12 million and $41 million for the three and nine months ended September 30, 2025, respectively, compared to losses of $9 million and $136 million for the three and nine months ended September 30, 2024, respectively.
Income taxes
The effective tax rate was 20.3% and 29.7%, for the three and nine months ended September 30, 2025, respectively, compared to 26.7% and 24.2% for the three and nine months ended September 30, 2024. See Note 13 – “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate.
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

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Income before income taxes	$320	$214	$106	$1,030	$755	$275
Investment and derivative (gains) losses	(1)	(23)	22	147	517	(370)
Market risk benefits remeasurement (gains) losses	(1)	31	(32)	11	(12)	23
Change in fair value of funds withheld embedded derivatives	33	112	(79)	41	9	32
Funds withheld (gains) losses – investment income	19	(1)	20	17	(3)	20
Derivatives – interest credited	1	11	(10)	13	18	(5)
Investment income on unit-linked variable annuities	1	(1)	2	1	1	—
Interest credited on unit-linked variable annuities	(1)	1	(2)	(1)	(1)	—
Interest expense on uncertain tax positions	—	1	(1)	—	—	—
Other	14	(31)	45	32	37	(5)
Adjusted operating income before income taxes	$385	$314	$71	$1,291	$1,321	$(30)
Three months ended September 30, 2025 compared to three months ended September 30, 2024
The increase in adjusted operating income before income taxes in 2025 was primarily the result of the following:
•The recently executed transaction with Equitable increased adjusted operating income by $58 million in the current period.
•An increase in investment income due to an increase in invested assets and higher new money rates.
•A future policy benefit remeasurement loss of $136 million was recognized in the third quarter of 2024 as a result of the Company increasing its per life retention limit from $8 million to $30 million during the third quarter of 2024.
The increase in adjusted operating income before income taxes was partially offset by the following:
•The completion of the Company’s annual assumption review during the third quarter of 2025, which resulted in a loss of $149 million, primarily due to updated mortality assumptions in the U.K. The 2024 assumption update resulted in a loss of $58 million. See Note 4 – “Future Policy Benefits” for additional information.

•An increase in operating and financing costs to support new business growth, compliance requirements and information technology security.
•A decrease in variable investment income from limited partnerships and real estate joint venture.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
The decrease in adjusted operating income before income taxes in 2025 was primarily the result of the following:
•Unfavorable claims experience in the U.S Traditional segment in the current year and favorable impacts of in force management actions recognized in the prior year.
•An increase in operating and financing costs to support new business growth, compliance requirements and information technology security.
The decrease in adjusted operating income before income taxes was partially offset by the following:
•Favorable impacts of the transaction completed with Equitable during the third quarter as noted above.
•An increase in investment income due to an increase in invested assets and higher new money rates.
Fluctuations in foreign currency to U.S. dollar exchange rates
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations increased adjusted operating income before income taxes by $3 million and $4 million for the three and nine months ended September 30, 2025, respectively, primarily due to the strengthening of the British pound and Japanese yen compared to the U.S. dollar.
Premiums and business growth
The decrease in premiums for the three and nine months ended September 30, 2025, was due was primarily due to single premium pension risk transfer (“PRT”) transactions completed during 2024. The PRT single premiums received were offset by increases in reserves. The decrease in premiums for the three and nine months ended September 30, 2025, was partially offset by organic growth and new business production. Organic growth and new business production, measured by the face amount of life reinsurance in force, were $606.4 billion and $403.1 billion during the nine months ended September 30, 2025 and 2024, respectively. Consolidated assumed life reinsurance in force increased to $4,320.8 billion as of September 30, 2025, from $3,966.5 billion as of September 30, 2024, primarily due to new business production.
Net investment income
The increase in net investment income was primarily due to an increase in the average invested asset base, higher risk-free rates earned on new investments partially offset by a decrease in variable investment income associated with joint venture and limited partnership investments. The following summarizes the primary drivers contributing to the increase in net investment income for the three and nine months ended September 30, 2025 and 2024:
•The average invested assets at amortized cost, excluding spread related business, totaled $45.1 billion and $38.3 billion in 2025 and 2024, respectively.
•The average yield earned on investments, excluding spread related business, was 4.73% and 5.08% for the three months ended September 30, 2025 and 2024, respectively and 4.91% and 4.81% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in investment yield for the three ended September 30, 2025, in comparison with the same period in the prior year, was primarily due to a $35 million decrease in variable investment income partially offset by higher risk-free rates earned on new investments. The increase in investment yield for the nine months ended September 30, 2025, in comparison with the same period in the prior year, was primarily due to higher risk-free rates earned on new investments partially offset by a decrease in variable investment income associated with joint venture and limited partnership investments.
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

Results of Operations by Segment
U.S. and Latin America Operations
The U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in the reinsurance of individual mortality-risk, health and long-term care, universal life products and, to a lesser extent, group reinsurance. The Financial Solutions segment consists of Asset-Intensive and Capital Solutions. Asset-Intensive within the Financial Solutions segment includes coinsurance of products which primarily exhibit interest rate and market risks such as annuities, corporate-owned life insurance policies, pension risk transfer (“PRT”) group annuity contracts and, to a lesser extent, fee-based synthetic guaranteed investment contracts, indexed and variable life insurance, investment-only, and stable value contracts. Capital Solutions within the Financial Solutions segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance and other transactions. Typically, these transactions do not qualify as reinsurance under GAAP, due to the low-risk nature of the transactions, therefore only the related net fees are reflected in other revenues on the condensed consolidated statements of income.
On July 31, 2025, the Company executed reinsurance contracts with subsidiaries of Equitable Holdings, Inc. (“Equitable”). Pursuant to these agreements, the Company’s U.S. Financial Solutions segment assumed a 75% quota share of Equitable’s in force individual life insurance liabilities on a coinsurance and modified coinsurance basis, consisting of a diversified mix of life products and account value liabilities, with total liabilities of approximately $12 billion.
The following table sets forth the U.S. and Latin America operating results for the periods indicated (dollars in millions). See additional information in the Traditional and Financial Solutions sections.

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Total segment revenues	3,260	3,162	98	8,686	10,083	(1,397)
Total adjusted benefits and expenses	3,024	3,003	21	8,142	9,459	(1,317)
Adjusted operating income before income taxes	$236	$159	$77	$544	$624	$(80)
The increase in adjusted operating income before income taxes for the three months ended September 30, 2025, was due to the favorable impact from annual assumption updates and the contribution from the recently executed transaction with Equitable. The decrease for the nine months ended September 30, 2025, was primarily due to unfavorable claims experience in the Traditional segment in the current period compared to favorable impacts of in force management actions in the prior year.

Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$1,883	$1,912	$(29)	$5,823	$5,454	$369
Net investment income	282	226	56	835	634	201
Investment related gains (losses), net	14	—	14	20	—	20
Other revenues	11	21	(10)	23	34	(11)
Total segment revenues	2,190	2,159	31	6,701	6,122	579
Adjusted benefits and expenses
Adjusted claims and other policy benefits	1,769	1,712	57	5,464	4,960	504
Future policy benefits remeasurement (gains) losses	(46)	46	(92)	3	(41)	44
Adjusted interest credited	61	45	16	127	83	44
Policy acquisition costs and other insurance expenses	209	223	(14)	651	584	67
Other operating expenses	61	54	7	176	162	14
Total adjusted benefits and expenses	2,054	2,080	(26)	6,421	5,748	673
Adjusted operating income before income taxes	$136	$79	$57	$280	$374	$(94)
Key metrics
Life reinsurance in force				$1,860.7 billion	$1,834.5 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(39)	$53		$(39)	$53
Effect of actual variances from expected experience	$(7)	$(7)		$42	$(94)
Loss ratio (1)	91.5%	91.9%		93.9%	90.2%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	11.1%	11.7%		11.2%	10.7%
Other operating expenses as a percentage of net premiums	3.2%	2.8%		3.0%	3.0%
(1)Includes Adjusted claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Adjusted operating income before income taxes for the U.S. and Latin America Traditional segment for the three months ended September 30, 2025, increased compared to the three months ended September 30, 2024, due to the recapture as a result of the execution of the recently executed transaction with Equitable and favorable assumption updates in the current period.
Segment revenues
•The increase in segment revenue was primarily due to new business growth from recently executed in force transactions, partially offset by the recapture of certain treaties in the current period.
Adjusted benefits and expenses
•The increase in adjusted claims and other policy benefits was primarily due to new business growth from recently executed in force transactions and unfavorable claims experience in group health reinsurance.
•Pursuant to the recently executed transaction with Equitable, Equitable recaptured risk previously assumed by the Company’s U.S. Traditional segment resulting in a future policy benefits remeasurement gain of $21 million recognized in the current period.
•During the third quarter of 2025, the Company completed its annual assumptions review resulting in a net favorable assumption update totaling $39 million, primarily due to updated mortality assumptions. The 2024 annual assumption update resulted in a net loss of $53 million in the third quarter of 2024. The 2024 assumption update included the impact of increasing the Company’s per life retention limit from $8 million to $30 million which resulted in a remeasurement loss of $83 million. See Note 4 – “Future Policy Benefits” for additional information.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Segment revenues
•The increase in net premiums and net investment income was primarily due to new business growth from recently executed in force transactions.

•The segment added new life business, measured by face amount of life reinsurance in force, of $135.1 billion and $226.9 billion during the nine months ended September 30, 2025 and 2024, respectively.
Adjusted benefits and expenses
•The increase in adjusted claims and other policy benefits was primarily due to new business growth from recently executed in force transactions and unfavorable claims experience in group health reinsurance.
•The future policy benefits remeasurement gain is due to favorable impacts from assumption updates.
•The increases in adjusted interest credited and policy acquisition costs and other insurance expenses were due to new business growth from recently executed in force transactions.
Financial Solutions
The following table sets forth the U.S. and Latin America Financial Solutions segment operating results for the periods indicated (dollars in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$227	$609	$(382)	$331	$2,830	$(2,499)
Net investment income	476	336	140	1,184	957	227
Investment related gains (losses), net	16	—	16	16	—	16
Other revenues	351	58	293	454	174	280
Total segment revenues	1,070	1,003	67	1,985	3,961	(1,976)
Adjusted benefits and expenses
Adjusted claims and other policy benefits	511	654	(143)	787	2,977	(2,190)
Future policy benefits remeasurement (gains) losses	2	12	(10)	(1)	11	(12)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	324	131	193	577	392	185
Policy acquisition costs and other insurance expenses	111	105	6	288	272	16
Other operating expenses	22	21	1	70	59	11
Total adjusted benefits and expenses	970	923	47	1,721	3,711	(1,990)
Adjusted operating income before income taxes	$100	$80	$20	$264	$250	$14
Three months ended September 30, 2025 compared to three months ended September 30, 2024
The increase in adjusted operating income was primarily the result of the transaction with Equitable during the quarter. The U.S. Financial Solutions segment assumed a 75% quota share of Equitable’s in force individual life insurance liabilities on a coinsurance and modified coinsurance basis, consisting of a diversified mix of life products and account value liabilities, with total liabilities of approximately $12 billion. This transaction increased the U.S. Financial Solutions adjusted operating income before taxes by $37 million during the three-month period ended September 30, 2025.
Segment revenues
•The decrease in net premiums was primarily due to single premium pension risk transfer (“PRT”) transactions executed in the prior year, partially offset by premiums related to the Equitable transaction in the current period.
•The increase in net investment income is primarily due to an increase in the invested asset base supporting asset-intensive transactions.
◦The book value of the invested asset base supporting asset-intensive transactions increased to $35.2 billion as of September 30, 2025, from $22.7 billion as of September 30, 2024, resulting in an increase in investment income. As of September 30, 2025 and September 30, 2024, $3.3 billion and $3.4 billion, respectively, of the invested assets were funds withheld at interest, of which more than 90% was associated with two clients.
◦The increase in the asset base was primarily due to $15.4 billion from new transactions and growth from treaties open to new business, offset by $1.9 billion in run-off of existing in force transactions.
•The increase in other revenues was primarily due to policy charges on universal life-type policies associated with the Equitable transaction.
Adjusted benefits and expenses
•The decrease in adjusted claims and other policy benefits was primarily due to the PRT transactions executed in the prior year, partially offset by benefits related to the Equitable transaction in the current period.

•The increase in adjusted interest credited was due to the Equitable transaction.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Segment revenues
•The decrease in net premiums was primarily due to the single premium pension risk transfer (“PRT”) transactions executed in the prior year, partially offset by premiums related to the Equitable transaction in the current period.
•The increase in other revenues was primarily due to policy charges on universal life policies associated with the Equitable transaction.
Adjusted benefits and expenses
•The decrease in adjusted claims and other policy benefits was primarily due to the single premium PRT transactions executed in the prior year, partially offset by benefits related to the Equitable transaction in the current period.
•The increase in adjusted interest credited was due to the Equitable transaction.
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

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Total segment revenues	504	484	20	1,509	1,388	121
Total adjusted benefits and expenses	454	450	4	1,379	1,268	111
Adjusted operating income before income taxes	$50	$34	$16	$130	$120	$10
The increase in adjusted operating income before income taxes for the three and nine months ended September 30, 2025, was primarily due to favorable longevity experience and higher future policy remeasurement gains.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a decrease in adjusted operating income before income taxes of $4 million for the nine months ended September 30, 2025. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$326	$314	$12	$984	$958	$26
Net investment income	69	68	1	200	193	7
Investment related gains (losses), net	2	1	1	3	3	—
Other revenues	1	2	(1)	1	6	(5)
Total segment revenues	398	385	13	1,188	1,160	28
Adjusted benefits and expenses
Adjusted claims and other policy benefits	307	296	11	920	883	37
Future policy benefits remeasurement (gains) losses	(8)	(4)	(4)	(3)	(6)	3
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	1	1	—	1	1	—
Policy acquisition costs and other insurance expenses	43	48	(5)	127	141	(14)
Other operating expenses	12	14	(2)	40	39	1
Total adjusted benefits and expenses	355	355	—	1,085	1,058	27
Adjusted operating income before income taxes	$43	$30	$13	$103	$102	$1
Key metrics
Life reinsurance in force				$507.9 billion	$499.6 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(9)	$(2)		$(9)	$(2)
Effect of actual variances from expected experience	$1	$(2)		$6	$(4)
Loss ratio (1)	91.7%	93.0%		93.2%	91.5%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	13.2%	15.3%		12.9%	14.7%
Other operating expenses as a percentage of net premiums	3.7%	4.5%		4.1%	4.1%
(1)Includes Adjusted claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
The increase in adjusted operating income before income taxes for the three months ended September 30, 2025, was primarily due to favorable experience in individual life business and higher future policy remeasurement gains. The increase in adjusted operating income before income taxes for the nine months ended September 30, 2025, was primarily due to favorable experience in individual life business, and organic growth partially offset by unfavorable experience in group business in 2025 as compared to favorable experience in 2024 and lower policy remeasurement gains.
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Segment revenues
•The increase in net premiums was primarily due to organic growth, partially offset by unfavorable foreign currency fluctuations.
Adjusted benefits and expenses
•During the third quarter of 2025, the Company completed its annual assumptions review resulting in a gain of $9 million, primarily due to updated lapse assumptions. The 2024 annual assumptions update resulted in a gain of $2 million in the third quarter of 2024. See Note 4 – “Future Policy Benefits” for additional information.
•The decrease in the loss ratio for the three months ended September 30, 2025, was primarily due to favorable experience on individual life business and higher future policy remeasurement gains.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Segment revenues
•The increase in net premiums was primarily due to organic growth, partially offset by unfavorable foreign currency fluctuations.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $39.8 billion and $35.7 billion during the nine months ended September 30, 2025 and 2024, respectively.

Adjusted benefits and expenses
•The increase in the loss ratio for the nine months ended September 30, 2025, was primarily due to unfavorable experience in group business in 2025 as compared to favorable experience in 2024 and lower future policy benefits remeasurement gains in 2025 as compared to 2024, partially offset by favorable experience in individual life business.
Financial Solutions

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$46	$49	$(3)	$143	$120	$23
Net investment income	58	47	11	167	96	71
Investment related gains (losses), net	(1)	—	(1)	(1)	—	(1)
Other revenues	3	3	—	12	12	—
Total segment revenues	106	99	7	321	228	93
Adjusted benefits and expenses
Claims and other policy benefits	92	90	2	276	198	78
Future policy benefits remeasurement (gains) losses	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	5	5	—	14	10	4
Other operating expenses	2	—	2	4	2	2
Total adjusted benefits and expenses	99	95	4	294	210	84
Adjusted operating income before income taxes	$7	$4	$3	$27	$18	$9
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$—	$—		$—	$—
The increase in adjusted operating income before income taxes for the three months ended September 30, 2025, was primarily due to more favorable experience in asset intensive business. The increase in adjusted operating income before income taxes for the nine months ended September 30, 2025, was primarily due to more favorable experience in longevity business.
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

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Total segment revenues	984	806	178	2,813	2,327	486
Total adjusted benefits and expenses	1,036	738	298	2,591	2,059	532
Adjusted operating income before income taxes	$(52)	$68	$(120)	$222	$268	$(46)
The decreases in adjusted operating income before income taxes for the three and nine months ended September 30, 2025, were primarily due to the unfavorable impact of the Company’s annual assumption update which resulted in a future policy benefit remeasurement loss of $185 million.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a decrease in adjusted operating income before income taxes of $2 million for the three months ended September 30, 2025, and an increase of $5 million for the nine months ended September 30, 2025. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$562	$521	$41	$1,675	$1,514	$161
Net investment income	30	30	—	92	84	8
Investment related gains (losses), net	—	—	—	—	—	—
Other revenues	5	(1)	6	10	1	9
Total segment revenues	597	550	47	1,777	1,599	178
Adjusted benefits and expenses
Adjusted claims and other policy benefits	516	472	44	1,532	1,360	172
Future policy benefits remeasurement (gains) losses	216	35	181	214	36	178
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	30	29	1	74	88	(14)
Other operating expenses	27	32	(5)	81	96	(15)
Total adjusted benefits and expenses	789	568	221	1,901	1,580	321
Adjusted operating income before income taxes	$(192)	$(18)	$(174)	$(124)	$19	$(143)
Key metrics
Life reinsurance in force				$1,125.7 billion	$1,027.5 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$222	$40		$222	$40
Effect of actual variances from expected experience	$(6)	$(5)		$(8)	$(4)
Loss ratio (1)	130.2%	97.3%		104.2%	92.2%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	5.3%	5.6%		4.4%	5.8%
Other operating expenses as a percentage of net premiums	4.8%	6.1%		4.8%	6.3%
(1)Includes Adjusted claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
The decreases in adjusted operating income before income taxes for the three and nine months ended September 30, 2025, were primarily due to the unfavorable impacts of the Company’s annual assumption review discussed below.
Segment revenues
•The increases in net premiums for the three and nine months ended September 30, 2025, were primarily due to increased business volume on new and existing treaties.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $133.2 billion and $89.0 billion during the nine months ended September 30, 2025 and 2024, respectively.
Adjusted benefits and expenses
•During the third quarter of 2025, the Company completed its annual assumptions review resulting in a net unfavorable assumption update totaling $222 million, primarily due to updated mortality assumptions in the U.K to reflect deterioration in mortality improvements and ongoing challenges within the healthcare system. The 2024 annual assumptions update resulted in a loss of $5 million in the third quarter of 2024. See Note 4 – “Future Policy Benefits” for additional information.
•The increase in the loss ratios for the three and nine months ended September 30, 2025, was primarily due to unfavorable assumption updates attributable to updated long term mortality assumptions in the U.K.

Financial Solutions

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$260	$168	$92	$696	$473	$223
Net investment income	106	84	22	300	232	68
Investment related gains (losses), net	—	1	(1)	3	1	2
Other revenues	21	3	18	37	22	15
Total segment revenues	387	256	131	1,036	728	308
Adjusted benefits and expenses
Adjusted claims and other policy benefits	253	148	105	644	403	241
Future policy benefits remeasurement (gains) losses	(37)	—	(37)	(43)	4	(47)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	7	5	2	20	21	(1)
Policy acquisition costs and other insurance expenses	3	2	1	6	6	—
Other operating expenses	21	15	6	63	45	18
Total adjusted benefits and expenses	247	170	77	690	479	211
Adjusted operating income before income taxes	$140	$86	$54	$346	$249	$97
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(24)	$3		$(24)	$3
Effect of actual variances from expected experience	$(13)	$(3)		$(19)	$1
The increases in adjusted operating income before income taxes for the three and nine months ended September 30, 2025, were primarily due to increases in net investment income, growth in closed blocks longevity business and increases in future policy benefits remeasurement gains as a result of the Company’s annual assumption update discussed below.
Segment revenues
•The increases in net premiums for the three and nine months ended September 30, 2025, were primarily due to increased volumes on new and existing treaties.
•The increases in net investment income for the three and nine months ended September 30, 2025, were primarily related to an increase in invested assets supporting the segment and an increase in new money rates.
Adjusted benefits and expenses
•During the third quarter of 2025, the Company completed its annual assumptions review resulting in a net favorable assumption update totaling $24 million, primarily due to updated longevity based mortality in the U.K. The 2024 annual assumptions update resulted in a loss of $3 million in the third quarter of 2024. See Note 4 – “Future Policy Benefits” for additional information.
•The increases in adjusted claims and other policy benefits for the three and nine months ended September 30, 2025, were the result of increased volumes of closed block longevity and asset-intensive transactions.
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

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Total segment revenues	1,321	1,089	232	3,755	3,078	677
Total adjusted benefits and expenses	1,112	1,018	94	3,200	2,669	531
Adjusted operating income before income taxes	$209	$71	$138	$555	$409	$146

The increases in adjusted operating income before income taxes for the three and nine months ended September 30, 2025, were primarily due to increases in total revenue and increases in future policy benefits remeasurement gains.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in increases of $6 million and $7 million in adjusted operating income before income taxes for the three and nine months ended September 30, 2025, respectively. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$880	$756	$124	$2,473	$2,180	$293
Net investment income	73	65	8	216	191	25
Investment related gains (losses), net	—	1	(1)	—	2	(2)
Other revenues	3	(3)	6	6	15	(9)
Total segment revenues	956	819	137	2,695	2,388	307
Adjusted benefits and expenses
Adjusted claims and other policy benefits	761	656	105	2,133	1,849	284
Future policy benefits remeasurement (gains) losses	(41)	53	(94)	(67)	25	(92)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	43	44	(1)	117	131	(14)
Other operating expenses	55	55	—	164	164	—
Total adjusted benefits and expenses	818	808	10	2,347	2,169	178
Adjusted operating income before income taxes	$138	$11	$127	$348	$219	$129
Key metrics
Life reinsurance in force				$546.1 billion	$572.2 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(1)	$109		$(1)	$109
Effect of actual variances from expected experience	$(40)	$(56)		$(66)	$(84)
Loss ratio (1)	81.8%	93.8%		83.5%	86.0%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	4.9%	5.8%		4.7%	6.0%
Other operating expenses as a percentage of net premiums	6.3%	7.3%		6.6%	7.5%
(1)Includes Adjusted claims and other policy benefits and Future policy benefits remeasurement (gains) losses.
The increases in adjusted operating income before income taxes for the three and nine months ended September 30, 2025, were primarily the result of continuous growth in traditional reinsurance business and increase in future policy benefits remeasurement gains due to favorable underwriting experience.
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Segment revenues
•The increase in segment revenues reflected continuous growth in traditional reinsurance business through net premiums and net investment income.
Adjusted benefits and expenses
•During the third quarter of 2025, the Company completed its annual assumptions review resulting in a net favorable assumption update totaling $1 million, primarily due to updated mortality assumptions. The 2024 annual assumptions update resulted in a loss of $109 million in the third quarter of 2024. See Note 4 – “Future Policy Benefits” for additional information.
•The decrease in the loss ratio for the three months ended September 30, 2025, was primarily due to favorable underwriting experience.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Segment revenues
•The increase in net premiums was primarily due to continued traditional reinsurance business growth.

•The segment added new life business production, measured by face amount of life reinsurance in force, of $41.5 billion and $42.2 billion during the nine months ended September 30, 2025 and 2024, respectively.
Adjusted benefits and expenses
•The decrease in the loss ratio for the nine months ended September 30, 2025, was primarily due to favorable impact of the annual assumptions review compared to last year.
•The decrease in the loss ratio for the nine months ended September 30, 2025, was primarily due to favorable underwriting experience.
Financial Solutions

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$96	$62	$34	$325	$158	$167
Net investment income	250	184	66	693	467	226
Investment related gains (losses), net	13	5	8	30	14	16
Other revenues	6	19	(13)	12	51	(39)
Total segment revenues	365	270	95	1,060	690	370
Adjusted benefits and expenses
Adjusted claims and other policy benefits	135	90	45	438	211	227
Future policy benefits remeasurement (gains) losses	(1)	9	(10)	(6)	8	(14)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	107	75	32	284	175	109
Policy acquisition costs and other insurance expenses	42	27	15	105	82	23
Other operating expenses	11	9	2	32	24	8
Total adjusted benefits and expenses	294	210	84	853	500	353
Adjusted operating income before income taxes	$71	$60	$11	$207	$190	$17
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$9		$—	$9
Effect of actual variances from expected experience	$(1)	$—		$(6)	$(1)
The increases in adjusted operating income before income taxes for the three and nine months ended September 30, 2025, were due to new business growth and higher investment returns partially offset by favorable impacts from surrender charges and market value adjustments related to lapses on a single premium annuity block of business in the prior year.
The invested asset base supporting asset-intensive transactions increased to $28.7 billion as of September 30, 2025, from $23.2 billion as of September 30, 2024. The increase in the asset base compared to September 30, 2024, was primarily due to approximately $3.2 billion from recently executed transactions and net organic growth of $2.3 billion from existing in force blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $2.3 billion and $1.9 billion for the nine months ended September 30, 2025 and 2024, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Segment revenues
•The increases in total segment revenues for the three and nine months ended September 30, 2025, compared to the same periods in 2024, were due to increased premiums from recently executed single premium asset-intensive treaties and higher investment income due to the growing asset base.
•The decreases in other revenues for the three and nine months ended September 30, 2025, were due to lower surrender charges and lapses compared to the prior period.
Adjusted benefits and expenses
•The increases in total adjusted benefits and expenses for the three and nine months ended September 30, 2025, were due to the growth of asset-intensive business.
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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Segment Revenues
Net premiums	$—	$—	$—	$—	$—	$—
Net investment income	151	146	5	446	375	71
Investment related gains (losses), net	1	3	(2)	7	8	(1)
Other revenues	29	19	10	52	40	12
Total segment revenues	181	168	13	505	423	82
Adjusted benefits and expenses
Adjusted claims and other policy benefits	—	—	—	—	—	—
Future policy benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	47	41	6	139	106	33
Policy acquisition costs and other insurance expenses	(15)	(31)	16	(53)	(84)	31
Other operating expenses	109	99	10	311	283	28
Interest expense	98	77	21	268	218	50
Total benefits and expenses	239	186	53	665	523	142
Adjusted operating loss before income taxes	$(58)	$(18)	$(40)	$(160)	$(100)	$(60)
The increases in adjusted operating loss before income taxes for the three and nine months ended September 30, 2025, were primarily due to increases in interest expense, policy acquisition costs and other insurance expenses, adjusted interest credited and other operating expenses, partially offset by an increase in net investment income.
Segment revenues
•The increases in net investment income for the three and nine months ended September 30, 2025, were primarily due to a higher invested asset base.
Adjusted benefits and expenses
•The increases in interest expense for the three and nine months ended September 30, 2025, were primarily due to an increase in outstanding debt.
•The increases in policy acquisition costs and other insurance expenses for the three and nine months ended September 30, 2025, were primarily due to decreases in charges to the segments for excess capital utilized above the allocated economic capital basis.
•The increases in adjusted interest credited for the three and nine months ended September 30, 2025, were primarily due to new FABN issuances in the second half of 2024.
•The increases in other operating expenses for the three and nine months ended September 30, 2025, were primarily due to an increase in compensation expense, compliance costs and information technology security expense.
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

Current Market Environment
The Company’s average investment yield, excluding spread related business, for the three months ended September 30, 2025, was 4.73%, 35 basis points below the same period in 2024, primarily due to a decrease in variable investment income from limited partnerships and real estate joint ventures. The average yield will vary from year to year depending on several variables, including the prevailing risk-free interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. See additional discussion of investment yield under “Investments” below. Gross unrealized gains on fixed maturity securities available-for-sale increased from $1.2 billion at December 31, 2024, to $1.8 billion at September 30, 2025, and gross unrealized losses increased from $6.4 billion at December 31, 2024, to $6.5 billion at September 30, 2025.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided that it remains comfortable with the credit of the issuer. The Company does not rely on short-term funding or commercial paper and to date has experienced no liquidity pressure and does not anticipate such pressure in the foreseeable future.
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest and dividend income	$428	$37	$547	$93
Interest expense	71	60	205	164
Capital contributions to subsidiaries	696	5	711	101
Issuance of unaffiliated debt	—	—	700	645
Dividends to shareholders	61	59	179	171

	September 30, 2025	December 31, 2024
Cash and invested assets	$666	$663
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
On January 23, 2024, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. During the nine months ended September 30, 2025, the Company repurchased 406,337 shares of common stock under this program. As of September 30, 2025, the aggregate amount remaining under the Company’s share repurchase authorization was $425 million.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Nine months ended September 30,
	2025	2024
Dividends to shareholders	$179	$171
Purchase of treasury stock (1)	75	—
Total amount paid to shareholders	$254	$171

Number of treasury shares purchased (1)	406,337	—
Average price per share	$184.58	$—
(1)Excludes shares utilized to execute and settle certain equity based compensation awards.
In October 2025, RGA’s board of directors declared a quarterly dividend of $0.93 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. On March 13, 2023, the Company entered into a syndicated revolving credit facility with a five year term and an overall capacity of $850 million. As of September 30, 2025, the Company had no cash borrowings outstanding and no letters of credit issued under this facility. Under the terms of this facility, the Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $5.8 billion. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted RGA Inc.’s shareholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various debt agreements. Additionally, the Company’s debt agreements contain cross-acceleration covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness.
As of September 30, 2025 and December 31, 2024, the Company had $5.8 billion and $5.1 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of September 30, 2025 and December 31, 2024, the average interest rate on long-term debt outstanding was 5.34% and 5.16%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
On March 3, 2025, the Company issued 6.65% fixed-rate reset subordinated debentures due 2055 with a face amount of $700 million, which will be used for general corporate purposes, including funding the Company’s obligations with respect to the reinsurance transaction executed with Equitable during the third quarter. Capitalized issuance costs were $9 million.
Based on the historic cash flows and the current financial results of the Company, management believes that RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.

Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At September 30, 2025, there were approximately $568 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S., Canada and the U.K. The Company believes that the capital required to support the business in the affiliates it retrocedes to reflects more realistic expectations than the original jurisdiction of the business. As of September 30, 2025, $673 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
On March 13, 2023, the Company entered into a syndicated revolving credit facility with a five year term and an overall capacity of $850 million. See Note 18 – “Financing Activities” in the Notes to Consolidated Financial Statements in the 2024 Annual Report for further information.
On June 4, 2025, the Company entered into a 30-year facility agreement with a Delaware trust that gives the Company the right, from time to time, to issue up to $1.0 billion of its 6.722% senior notes due in 2055 in exchange for a corresponding amount of U.S. Treasury securities held by the trust. The Company can redeem the 6.722% senior notes at any time, in whole or in part, at a price equal to the greater of par or a make-whole redemption price. At September 30, 2025, the Company had no senior note issuances under this facility agreement. See Note 17 – “Financing Activities” in the Notes to Condensed Consolidated Financial Statements for additional information.
Cash Flows
The Company’s principal cash inflows from its reinsurance operations include premiums and deposit funds received from ceding companies. The primary liquidity concerns with respect to these cash flows are early recapture of the reinsurance contract by the ceding company and lapses of annuity products reinsured by the Company. The Company’s principal cash inflows from its invested assets result from investment income and the maturity and sales of invested assets. The primary liquidity concerns with respect to these cash inflows relate to the risk of default by issuers and interest rate volatility. The Company manages these risks very closely. See “Investments” below.
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include the following:
•Revolving credit facility – Drawing funds under a revolving credit facility which the Company had availability of $850 million as of September 30, 2025.
•Federal Home Loan Bank (“FHLB”) – The Company has $508 million of funds available through collateralized borrowings from the FHLB as of September 30, 2025.
•Facility Agreement for Senior Notes Issuances – On June 4, 2025, the Company entered into a facility agreement with a Delaware trust that gives the Company the right to issue to the trust, from time to time, over a 30-year period, up to $1 billion senior notes in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the senior notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. As of September 30, 2025, there have been no issuances under this facility agreement.
•Committed Credit Facility – The Company’s subsidiaries, RGA Reinsurance Company and RGA Americas Reinsurance Company, Ltd. maintain a $200 million committed credit facility with a third-party financial institution to provide contingent capital to these entities.
As of September 30, 2025, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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

	Nine months ended September 30,
	2025	2024
Sources:
Net cash provided by operating activities	$3,239	$7,770
Proceeds from long-term debt issuance, net	691	640
Treasury stock reissued	4	—
Change in cash collateral for derivative positions and other arrangements	1,222	375
Change in deposit asset on reinsurance	144	221
Net deposits to investment-type policies and contracts	5,047	1,828
Effect of exchange rate changes on cash	71	—
Total sources	10,418	10,834

Uses:
Net cash used in investing activities	8,824	8,383
Dividends to shareholders	179	171
Principal payments of long-term debt	3	3
Purchase of treasury stock	113	26
Effect of exchange rate changes on cash	—	26
Total uses	9,119	8,609
Net change in cash and cash equivalents	$1,299	$2,225
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2024 Annual Report, except for the following:
•The Company’s contractual obligations associated with future policy benefits increased $13.5 billion at September 30, 2025, due to new transactions executed during the year.
•The Company’s contractual obligations associated with other investment commitments increased $1.8 billion at September 30, 2025, primarily due to an increase in payables for securities sold or loaned under agreements to repurchase, see Note 10 – “Investments” for further details.
•The Company’s contractual obligations associated with limited partnerships increased $580 million at September 30, 2025. See Note 10 – “Investments” for further details.

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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $5.0 billion and $3.7 billion at September 30, 2025 and December 31, 2024, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $69 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB was $1.3 billion at September 30, 2025 and December 31, 2024, which is included in interest-sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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

Portfolio Composition
The Company had total cash and invested assets of $132.2 billion and $101.4 billion as of September 30, 2025 and December 31, 2024, respectively, as illustrated below (dollars in millions):

	September 30, 2025	% of Total	December 31, 2024	% of Total
Fixed maturity securities available-for-sale	$99,573	75.3%	$77,617	76.6%
Equity securities	161	0.1	155	0.2
Mortgage loans	10,507	7.9	8,839	8.7
Policy loans	3,570	2.7	1,321	1.3
Funds withheld at interest	8,268	6.3	5,436	5.4
Limited partnerships and real estate joint ventures	3,648	2.8	3,067	3.0
Short-term investments	381	0.3	363	0.4
Other invested assets	1,496	1.1	1,242	1.2
Cash and cash equivalents	4,625	3.5	3,326	3.2
Total cash and invested assets	$132,229	100.0%	$101,366	100.0%
Investment Yield – Excluding Spread Related Business
The following table presents consolidated average invested assets at amortized cost, net investment income, investment yield, variable investment income (“VII”) and investment yield excluding VII, which can vary significantly from period to period (dollars in millions). The table excludes spread related business. Spread related business is primarily associated with contracts on which the Company earns an interest rate spread between assets and liabilities. To varying degrees, fluctuations in the yield on other spread related business are generally subject to corresponding adjustments to the interest credited on the liabilities.

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Average invested assets at amortized cost	$47,662	$39,469	$8,193	$45,091	$38,250	$6,841
Net investment income	$553	$492	$61	$1,650	$1,372	$278
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.73%	5.08%	(35) bps	4.91%	4.81%	10 bps
VII (included in net investment income)	$—	$36	$(36)	$53	$64	$(11)
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.92%	4.95%	(3) bps	4.95%	4.82%	13 bps
Investment yield decreased for the three months ended September 30, 2025, in comparison to the same period in the prior year, primarily due to decreased variable income from limited partnerships and real estate joint ventures. Investment yield increased for the nine months ended September 30, 2025, in comparison to the same period in the prior year, primarily due to higher new money rates.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of September 30, 2025 and December 31, 2024.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. As of September 30, 2025 and December 31, 2024, approximately 94.3% and 94.6%, respectively, of total fixed maturity securities were investment grade.
The Company owns floating rate securities that represented approximately 8.9% and 8.1% of total fixed maturity securities as of September 30, 2025 and December 31, 2024, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to enhance asset management strategies and match certain interest-sensitive contract liabilities.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 67.5% and 65.7% of total fixed maturity securities as of September 30, 2025 and December 31, 2024, respectively. See “Corporate Fixed Maturity Securities” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of September 30, 2025 and December 31, 2024.

As of September 30, 2025 and December 31, 2024, the Company’s investments in Canadian government securities represented 5.1% and 6.5%, respectively, of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
As of September 30, 2025 and December 31, 2024, the Company’s investments in Japanese government securities represented 5.2% and 5.7%, respectively, of total fixed maturity securities. These assets are primarily long duration government bonds matching the liability profile of the Company’s Japanese business.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of September 30, 2025 and December 31, 2024 was as follows (dollars in millions):

		September 30, 2025			December 31, 2024
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$67,158	$63,266	63.5%	$54,543	$50,822	65.5%
2	BBB	31,446	30,627	30.8	24,023	22,565	29.1
3	BB	4,753	4,719	4.7	3,422	3,410	4.4
4	B	807	758	0.8	636	577	0.7
5	CCC and lower	267	184	0.2	246	221	0.3
6	In or near default	30	19	—	37	22	—
	Total	$104,461	$99,573	100.0%	$82,907	$77,617	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025			December 31, 2024
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
ABS:
Collateralized loan obligations (“CLOs”)	$2,711	$2,707	25.5%	$2,044	$2,044	23.7%
ABS, excluding CLOs	4,290	4,165	39.3	3,153	2,996	34.7
Total ABS	7,001	6,872	64.8	5,197	5,040	58.4
CMBS	2,026	1,992	18.8	2,344	2,267	26.3
RMBS:
Agency	416	381	3.6	394	344	4.0
Non-agency	1,377	1,359	12.8	1,018	973	11.3
Total RMBS	1,793	1,740	16.4	1,412	1,317	15.3
Total	$10,820	$10,604	100.0%	$8,953	$8,624	100.0%
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
As of September 30, 2025 and December 31, 2024, the Company had $6.5 billion and $6.4 billion, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and U.K. based investments primarily in retail locations, light industrial properties, and commercial offices. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Mortgage loans in the Company’s portfolio range in size up to $50 million, with an average mortgage loan investment as of September 30, 2025, of $9 million.
As of September 30, 2025 and December 31, 2024, the Company’s recorded investments in mortgage loans, gross of unamortized deferred loan origination fees and expenses and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	September 30, 2025		December 31, 2024
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$3,887	36.6%	$3,270	36.5%
South	3,412	32.0	2,864	32.0
Midwest	1,621	15.2	1,310	14.7
Northeast	760	7.1	675	7.5
Subtotal – U.S.	9,680	90.9	8,119	90.7
Canada	749	7.0	625	7.0
United Kingdom	223	2.1	208	2.3
Total	$10,652	100.0%	$8,952	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2024 Annual Report and “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.
Allowance for Credit Losses and Impairments
The table below summarizes investment related gains (losses), net related to allowances for credit losses and impairments for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Change in allowance for credit losses on fixed maturity securities	$(28)	$(9)	$(63)	$(45)
Impairments on fixed maturity securities	(1)	—	(3)	(1)
Change in mortgage loan allowance for credit losses	(6)	(12)	(20)	(20)
Limited partnerships and real estate joint ventures impairment losses	(1)	—	(22)	(8)
Other change in allowance for credit losses and impairments	1	—	(3)	(4)
Investment related gains (losses) related to credit losses and impairments	$(35)	$(21)	$(111)	$(78)

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
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, the Company classified approximately 12.8% and 11.2%, respectively, of its fixed maturity securities in the Level 3 category. Refer to Note 12 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information. These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Lending and Repurchase/Reverse Repurchase Agreements” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities lending and repurchase/reverse repurchase agreements.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld by the ceding company and are legally owned and managed by the ceding company. The Company reflects these assets on its balance sheet as funds withheld at interest. Interest accrues on the total funds withheld at rates defined by the terms of the applicable reinsurance agreement. The Company is subject to the investment performance on such assets, although the Company does not directly control them because such assets are legally owned and managed by the ceding company. To mitigate this risk, investment guidelines are commonly set in the reinsurance agreements which restrict the ceding company’s investment activity with respect to such assets. The Company monitors the ceding company’s compliance with these contractual restrictions. These assets are primarily fixed maturity investment securities and pose investment risks similar to the fixed maturity securities owned by the Company. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of September 30, 2025 and December 31, 2024. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets primarily include lifetime mortgages, derivative contracts, FHLB common stock and real estate held for investment. See “Other Invested Assets” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of September 30, 2025 and December 31, 2024.
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
See Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of September 30, 2025 and December 31, 2024.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of September 30, 2025, the Company had credit exposure of $16 million.
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

The Company holds $1,158 million and $984 million of beneficial interest in lifetime mortgages in the U.K., net of allowance for credit losses, as of September 30, 2025 and December 31, 2024, respectively. Investment income includes $15 million and $12 million in interest income earned on lifetime mortgages for the three months ended September 30, 2025 and 2024, respectively, and $42 million and $33 million in interest income earned on lifetime mortgages for the nine months ended September 30, 2025 and 2024, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product. As of September 30, 2025, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2024, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2024, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2025, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.  Risk Factors
The Company’s business, reputation, results of operations and financial condition can be affected by a number of factors, whether currently known or unknown, including those described in (i) Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) and (ii) Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 (together, the “Prior 10-Qs”), in each case under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition may be materially and adversely affected. The risk factors set forth in the Prior 10-Qs are hereby updated with the information set forth below. On July 31, 2025, a Company’s subsidiary entered into reinsurance contracts with subsidiaries of Equitable Holdings, Inc. (collectively, “Equitable”). Pursuant to the reinsurance contracts, the Company’s U.S. Financial Solution segment assumed a 75% quota share of Equitable’s in force individual life insurance liabilities on a coinsurance and modified coinsurance basis, consisting of a diversified mix of life products and account value liabilities, with total liabilities of approximately $12 billion (the “Reinsurance Transaction”). The closing of the Reinsurance Transaction increased the Company’s exposure to many of the risks described under the heading “Risk Factors” set forth in the 2024 Annual Report, as supplemented by the risks described below.
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
In deciding whether to enter into the Reinsurance Transaction, we conducted a due diligence investigation that we deemed reasonable and appropriate based on the facts and circumstances applicable to the Reinsurance Transaction. When conducting due diligence, our employees, outside consultants and legal advisors are required to evaluate important and complex actuarial, investment, business, financial, tax, accounting, legal and regulatory issues. Despite our efforts, the results of our due diligence may not be complete and accurate or, even if complete and accurate, may not be sufficient to identify all relevant facts, which could prevent us from realizing the anticipated benefits that we expect to achieve from the Reinsurance Transaction, and our business, financial condition and results of operations could be adversely affected. Additionally, we may become exposed to obligations and liabilities that were undiscovered in the course of performing due diligence in connection with the Reinsurance Transaction and, therefore, may not be adequately addressed in the reinsurance contracts. Exposure to these previously undiscovered obligations and liabilities could prevent us from realizing the anticipated benefits that we expect to achieve from the Reinsurance Transaction, and our business, financial condition and results of operations could be adversely affected.
We have made certain assumptions relating to the Reinsurance Transaction which may prove to be materially inaccurate.
We have made certain assumptions relating to the Reinsurance Transaction, which assumptions involve significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in the Reinsurance Transaction and may be materially inaccurate. These assumptions relate to numerous matters, including:
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
We rely significantly on Equitable for various services, and we may be held responsible for obligations that arise from the acts or omissions of Equitable.
We rely upon our insurance company clients, including Equitable, to provide timely, accurate information. We may experience volatility in our earnings as a result of erroneous or untimely reporting from our clients, including Equitable. We also rely on original underwriting decisions made by Equitable with respect to the assumed risk and cannot guarantee that Equitable’s processes adequately control risk quality or establish appropriate pricing.
Certain reinsurance liabilities that are part of the Reinsurance Transaction were assumed by us on a modified coinsurance basis. The associated net statutory reserves and the assets backing those reserves retained by Equitable. These assets being retained by Equitable are held to support Equitable’s policyholder obligations in respect of certain insurance liabilities and are subject to the applicable policy terms and regulatory requirements. Accordingly, the assets backing the modified coinsurance reserves are not expected to be available to us to satisfy any amounts that Equitable owes us. In the event of Counterparty insolvency, we remain liable for all of our obligations under the terms of the Reinsurance Transaction. In such a situation, it is expected that the assets backing the modified coinsurance reserves would be used to satisfy Equitable’s obligations to its policyholders and not generally be available to satisfy Equitable’s general creditor obligations. Further, we are subject to the impact of the investment performance on these assets, although we do not directly control them. To the extent the modified coinsurance assets are not managed in accordance with the applicable terms of the policies or related regulatory requirements, our risk of loss could increase, which could adversely affect our business, financial condition and results of operations.
Equitable retains administrative responsibilities with respect to the insurance policies that are subject to the Reinsurance Transaction. Additionally, we entered into asset management agreements with Equitable. As such, we rely on Equitable to provide policy administration with respect to the liabilities we are acquiring in the Reinsurance Transaction, provide investment advice in connection with the acquired assets and otherwise and execute investment transactions that are within the investment policy guidelines set forth in the Reinsurance Agreements. Equitable, in its capacity as a service provider, relies on its information technology systems and its ability to maintain the security, confidentiality, integrity and privacy of those systems and the data residing therein. Equitable may be subject to cybersecurity attacks and may not sufficiently protect its information technology and related data, which may impact Equitable’s ability to provide us services and protect our data, which may subject us to losses and harm our reputation. In turn, vendors of Equitable may be subject to cybersecurity attacks. Poor performance or loss of data on the part of Equitable, in its capacity as a service provider, or any related outside vendors, could negatively affect our operations and financial performance with respect to the Reinsurance Transaction.
We may experience difficulties in integrating the risk assumed through the Reinsurance Transaction, and many of the anticipated benefits of the Reinsurance Transaction may not be realized or may not be realized within the expected timeframe.
Our ability to achieve the benefits that we anticipate from the Reinsurance Transaction depends in part upon whether we are able to integrate the acquired liabilities and assets into our business in an efficient and effective manner. We may not be able to integrate these liabilities and assets smoothly or successfully and the process may take longer than expected. Integration requires the dedication of management resources, which may distract management’s attention from other business operations and could result in the disruption of ongoing businesses, processes, systems and business relationships, any of which could adversely affect our ability to achieve the anticipated benefits of the Reinsurance Transaction. The integration process is subject to a number of risks and uncertainties, and no assurance can be given that the anticipated benefits of the Reinsurance Transaction will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could adversely affect our future business, financial condition, results of operations and prospects.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended September 30, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2025 – July 31, 2025	916	$195.90	—	$500,000,000
August 1, 2025 – August 31, 2025	406,487	$184.58	406,337	$425,000,097
September 1, 2025 – September 30, 2025	266	$191.20	—	$425,000,097
(1)The Company repurchased 406,337 shares of common stock under its share repurchase program in August 2025. The Company issued 3,140, 21,356 and 759 shares from treasury and repurchased from recipients 916, 150 and 266 shares for the settlement of income tax withholding requirements incurred by the recipients of equity incentive awards in July, August and September 2025, respectively.
On January 23, 2024, the Company’s board of directors authorized a share repurchase program for up to $500 million of its outstanding common stock. As of September 30, 2025, the aggregate amount remaining under the Company’s share repurchase authorization was $425 million. During the nine months ended September 30, 2025, the Company repurchased 406,337 shares of common stock under this program.
The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and the Company’s stock price.
ITEM 5.  Other Information
During the nine months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

Reinsurance Group of America, Incorporated
Date: October 31, 2025	By:	/s/ Tony Cheng
Tony Cheng
President and Chief Executive Officer
(Principal Executive Officer)
Date: October 31, 2025	By:	/s/ Axel André
Axel André
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)