Form 10-K
period 2025-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2026-02-20
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company.  Yes ☐  No ☒
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2025, as reported on the New York Stock Exchange was approximately $13.1 billion.
As of January 30, 2026, 65,563,173 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 20, 2026, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2025.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Item 1.         BUSINESS

Overview
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements herein include the assets, liabilities, and results of operations of RGA and its subsidiaries, all of which are wholly owned. The terms “Company”, “we”, “us” and “our” in this Annual Report on Form 10-K refer to RGA and its subsidiaries.
The Company is a leading global provider of traditional life and health, and asset-intensive reinsurance, with operations in the U.S., Latin America, Canada, Europe, the Middle East, Africa, Asia and Australia. Reinsurance is an arrangement under which an insurance company, the “reinsurer,” agrees to indemnify another insurance company, the “ceding company,” for all or a portion of the insurance and/or investment risks underwritten by the ceding company. Reinsurance is designed to:
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
The Company has the following geographic-based and business-based operational segments:
•U.S. and Latin America;
•Canada;
•Europe, Middle East and Africa (“EMEA”);
•Asia Pacific; and
•Corporate and Other.
Geographic-based operations are further segmented into traditional and financial solutions businesses. The Company’s segments primarily write traditional reinsurance and financial solutions business that is wholly or partially retained in one or more of RGA’s insurance subsidiaries. See “Segments” for more information concerning the Company’s operating segments.
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
•Coinsurance arrangement – Depending upon the terms of the contract, the reinsurer may share in the risk of loss due to mortality or morbidity, lapses and the investment risk, if any, inherent in the underlying policy.
•Modified coinsurance and coinsurance with funds withheld agreements – Unlike coinsurance arrangements, the assets supporting the reserves are retained by the ceding company.
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
Many reinsurance agreements include recapture rights that permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time or in some cases due to deterioration in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business but would reduce premiums in subsequent periods. The potential adverse effects of recapture rights are mitigated by the following factors: (i) recapture rights vary by treaty and the risk of recapture is a factor that is considered when pricing a reinsurance agreement; (ii) ceding companies generally may exercise their recapture rights only to the extent that they have increased their retention limits for the reinsured policies; (iii) ceding companies generally must recapture all of the policies eligible for recapture under the agreement in a particular year if any are recaptured, which prevents a ceding company from recapturing only the most profitable policies; and (iv) the ceding company is sometimes required to pay a fee to the reinsurer upon recapture. In addition, when a ceding company recaptures reinsured policies, the reinsurer releases the reserves it maintained to support the recaptured portion of the policies.
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
An ongoing partnership with clients is important with asset-intensive reinsurance because of the active management involved in this type of reinsurance. This active management may include investment decisions, investment and claims management, and the determination of non-guaranteed elements. Some examples of asset-intensive reinsurance are fixed deferred annuities, indexed products, unit-linked variable annuities, universal life, corporate-owned life insurance and bank-owned life insurance, unit-linked variable life, immediate/payout annuities, whole life, disabled life reserves and extended term insurance.
Longevity Reinsurance
    RGA’s longevity reinsurance products are reinsurance contracts from which the Company earns premium for assuming the longevity risk of pension plans and other annuity products that have been insured by third parties. In many countries, companies are increasingly interested in reducing their exposure to longevity risk related to employee retirement benefits and individual annuities. This concern comes from both the absolute size of the risk and the volatility that changes in life expectancy can have on companies’ reported earnings. In addition, insurance companies that offer lifetime annuities are seeking ways to manage their current exposure, while also recognizing the potential to take on more risk from employers and individuals.
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
Pension Risk Transfer
The Company participates in the U.S. Pension Risk Transfer (“PRT”) market and works with partners to provide pension plan sponsors solutions that enable them to diversify and protect the benefits to the plan participants. The Company issues an annuity insurance contract to the plan sponsor, under which the Company assumes all investment and biometric risk. The Company typically receives a single premium at inception of the contract.
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
Regulation
The following table provides the jurisdiction of the regulatory authority for RGA’s primary operating and captive subsidiaries:

Subsidiary	Regulatory Authority Jurisdiction
RGA Reinsurance Company (“RGA Reinsurance”)	Missouri
Rockwood Reinsurance Company (“Rockwood Re”)	Missouri
Castlewood Reinsurance Company (“Castlewood Re”)	Missouri
Chesterfield Reinsurance Company (“Chesterfield Re”)	Missouri
RGA Life and Annuity Insurance Company (“RGA Life and Annuity”)	Missouri
Aurora National Life Assurance Company (“Aurora National”)	Missouri
RGA Life Reinsurance Company of Canada (“RGA Canada”)	Canada
RGA Americas Reinsurance Company, Ltd. (“RGA Americas”)	Bermuda
RGA Global Reinsurance Company, Ltd. (“RGA Global”)	Bermuda
Manor Reinsurance, Ltd. (“Manor Re”)	Barbados
RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”)	Barbados
RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”)	Barbados
RGA Reinsurance Company of Australia Limited (“RGA Australia”)	Australia
RGA International Reinsurance Company dac (“RGA International”)	Ireland
Omnilife Insurance Company Limited	United Kingdom
Hodge Life Assurance Company Limited	United Kingdom
Certain of the Company’s subsidiaries and branches are subject to regulations in the other jurisdictions in which they are licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments that affiliates can make without regulatory approval. Additionally, insurance laws and regulations impose restrictions on the amounts and types of investments that insurance companies may hold. New capital standards (discussed below) are being developed and are likely to be applied to one or more of the Company’s subsidiaries and branches to either require more capital and/or limit the extent to which some forms of existing capital may be counted in an evaluation of financial strength by its regulators.

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
•Require insurance companies to meet certain capital, solvency standards and asset tests, to maintain minimum standards of financial strength and to file certain reports with regulatory authorities (including information concerning their capital structure, ownership and financial condition).
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
The Insurance Holding Company System Regulatory Act in the state of Missouri permits the Missouri insurance regulator, the Missouri Department of Commerce and Insurance (“MDCI”) to request and consider similar information in its regulation of the solvency of and capital standards for RGA Reinsurance, Aurora National, Chesterfield Re and RGA Life and Annuity. The MDCI may also request and consider information about the operations of other subsidiaries of RGA and the extent to which contagion risk posed by those operations may also exist.
In addition, the MDCI, RGA’s group supervisor, has organized a supervisory college comprised of insurance regulators of the major jurisdictions in which RGA has established insurance branches and subsidiaries. Since the inception of the supervisory college in October 2012, the MDCI has conducted regular in-person supervisory college meetings in addition to numerous regulator-only conference calls. These meetings generate requests from RGA’s regulators for information as they monitor RGA’s solvency, governance and overall management. While the supervisory college has the ability to impose limitations on the activities of the insurance subsidiaries of RGA, particularly since RGA has been designated by its group supervisor as an Internationally Active Insurance Group (“IAIG”), no such limitations have been imposed to date. The existence of the supervisory college generally helps regulators understand RGA’s business to a greater degree and encourages a more global view by RGA of its own regulation.
RGA’s insurance subsidiaries and branches are required to file statutory financial statements in each jurisdiction in which they are licensed and may be subject to onsite, periodic examinations by the insurance regulators of the jurisdictions in which each is licensed, authorized to do business, or accredited. To date, none of the regulators’ reports related to the Company’s periodic examinations have contained material adverse findings.
Although some of the rates and policy terms of U.S. direct insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority, which is also true outside of the U.S. In the U.S., however, the NAIC Model Law on Credit for Reinsurance, which has been adopted in most states, including Missouri, imposes certain requirements for an insurer to take reserve credit for risk ceded to a reinsurer. Generally, the reinsurer is required to be licensed, accredited or certified in the insurer’s state of domicile or the reinsurer must be domiciled in a jurisdiction that is found by the U.S. regulators to observe the standards established in the U.S. – E.U. Covered Agreement, i.e., a “reciprocal jurisdiction reinsurer”. Otherwise, the reinsurer must post security for reserves transferred to the reinsurer in the form of letters of credit or assets placed in trust. Insurers ceding business to reciprocal jurisdiction reinsurers are permitted to take reserve credit without the reinsurer having to establish security. The NAIC Life and Health Reinsurance Agreements Model Regulation, which has been adopted in most states, including Missouri, imposes additional requirements for insurers to claim reserve credit for reinsurance ceded (with limited exclusions for reinsurance written on either a yearly renewable term or non-proportional reinsurance basis). These requirements include bona fide risk transfer, an insolvency clause, written agreements, and filing of reinsurance agreements involving in force business, among other things. Outside of the U.S., rules for reinsurance and requirements for minimum risk transfer are less specific and are less likely to be published as rules, but nevertheless standards can be imposed to varying extents.
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

In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, have placed assets in trust for the benefit of the ceding company, or have used other structures as the primary forms of collateral. An exception to this requirement exists for reinsurance ceded to reciprocal jurisdiction reinsurers.
    RGA Reinsurance is the primary subsidiary of the Company subject to Regulation XXX. In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers and special purpose reinsurers, or captives. RGA Reinsurance’s statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for the collateral. The NAIC has requirements for life insurers using special purpose reinsurers. Current standards addressing the use of captive reinsurers allow captives organized prior to 2016 to continue in accordance with their currently approved plans. State insurance regulators that regulate domestic insurance companies have placed additional restrictions on the use captive reinsurers established after 2015, which may increase costs and add complexity. While RGA Reinsurance’s reserve financing arrangements using special purpose reinsurers or “captive reinsurers” are permitted, the limitations imposed upon such arrangements following 2016 do limit RGA Reinsurance’s ability to utilize captive reinsurers to finance reserve growth related to future business. As a result, RGA Reinsurance may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, primarily involving the use of a certified reinsurer or reciprocal jurisdiction reinsurer as discussed below if it is unable to effectively utilize captive reinsurers in support of its reserve financing.
Based on the growth of the Company’s business and the pattern of reserve levels under Regulation XXX associated with term life business and other statutory reserve requirements, the amount of ceded reserve credits is expected to grow, albeit, with the implementation of principles-based reserves in the U.S., reserve growth has proceeded at slower rates than in the immediate past. This growth will continue to require the Company to retrocede business to affiliated or unaffiliated parties, to obtain additional letters of credit, put additional assets in trust, or utilize other funding mechanisms to support reserve credits. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced, while the regulatory capital requirements for these subsidiaries would not change. The reduction in regulatory capital could affect the Company’s ability to write new business and retain existing business.
Affiliated captives are commonly used in the insurance industry to help manage statutory reserve and collateral requirements and are often domiciled in the same state as the insurance company that sponsors the captive. The NAIC has analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. Current standards addressing the use of captive reinsurers allow captives organized prior to 2016 to continue in accordance with their currently approved plans. Standards imposed upon the use of captive insurers for transactions after 2015 increase costs and add complexity to the use of captive insurers. Additionally, regulators continue to examine the use of captive and similar special purpose reinsurers by insurers in regard to the reinsurance of business that is asset-intensive by its nature. As a result, the Company may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies.
In the U.S., a certified reinsurer designation provides an alternative way to manage regulatory reserves and collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the MDCI. In 2022, RGA Americas was designated as a reciprocal jurisdiction reinsurer by the MDCI. These designations, which are periodically reviewed for renewal, allow certain of the Company’s U.S. domiciled operating company subsidiaries to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Beginning in 2017, the NAIC approved principles-based reserving (“PBR”) for U.S. insurers. The Company adopted PBR in 2020, and PBR reserves are determined based on the terms of the reinsurance agreement which may differ from those of the direct policies.
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
RGA, as a U.S.-based insurance group, annually files an annual Group Capital Calculation (“GCC”) with the MDCI. The GCC is currently used to assess the adequacy of capital within an insurance group domiciled in the U.S., particularly for groups such as RGA that are designated as an IAIG by the group supervisor. The Company cannot currently predict the effect that any proposed or future group capital standard will have on its financial condition or operations or the financial condition or operations of its subsidiaries.
Regulations in international jurisdictions also require certain minimum capital levels and subject the companies operating in such jurisdictions to oversight by the applicable regulatory bodies. RGA’s subsidiaries meet the minimum capital requirements in their respective jurisdictions. In December 2024, the International Association of Insurance Supervisors (“IAIS”) found that the U.S.’s aggregation method, utilized in the GCC, would produce comparable outcomes to those produced by the IAIS’ Insurance Capital Standard, thus obviating the need for RGA to calculate the Insurance Capital Standard in addition to the GCC. As a result of this finding, RGA is not expected to be required to calculate the Insurance Capital Standard in the future. The Insurance Capital Standard, nevertheless, is a model for capital standards and while the Insurance Capital Standard is not a standard that must be followed on its own in any jurisdiction, it is likely to influence capital requirements for insurers around the world and may lead to a need for additional capital in one or more of RGA’s subsidiaries. The Company cannot predict the effect that any proposed or future legislation or rule making in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.
Insurance Holding Company Regulations
RGA Reinsurance, Aurora National, Chesterfield Re and RGA Life and Annuity are subject to regulation under the insurance and insurance holding company statutes of Missouri. The Missouri insurance holding company laws and regulations generally require insurance subsidiaries of insurance holding companies to register and file with the MDCI certain reports describing, among other information, capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The insurance holding company statutes and regulations also require prior approval of, or in certain circumstances, prior notice to the home state regulator of, certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.
    Under current Missouri insurance laws and regulations, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, if as a result of the acquisition such person would “control” the insurance holding company. “Control” is presumed to exist under Missouri law if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Changes in control of an insurer are not permitted under Missouri law unless: (i) certain filings are made with the MDCI as the home state regulator, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the MDCI. Additionally, revisions to the insurance holding company regulations of Missouri require increased disclosure to regulators of matters within the RGA group of companies.
Restrictions on Dividends and Distributions
Missouri law, applicable to RGA Life and Annuity and its subsidiaries, RGA Reinsurance, Aurora National and Chesterfield Re, permits the payment of dividends or distributions by each company, that together with dividends or distributions paid during the preceding twelve months by that company do not exceed the greater of (i) 10% of the insurer’s statutory capital and surplus as of the preceding December 31, or (ii) the insurer’s statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDCI. Additionally, dividends may be paid only to the extent that the insurer has unassigned surplus (as opposed to contributed surplus). The regulatory limitations and other restrictions described herein could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations. See Note 16 – “Financial Condition and Net Income on a Statutory Basis – Significant Subsidiaries” in the Notes to Consolidated Financial Statements for additional information on the Company’s dividend restrictions.
In contrast to the Missouri Insurance Holding Company Act, the NAIC Model Insurance Holding Company System Regulatory Act defines an extraordinary dividend as a dividend or distribution, that together with dividends or distributions paid during the preceding twelve months exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. The Company is unable to predict whether, when, or if, Missouri will enact a new regulation for extraordinary dividends.
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
Default or Liquidation
In the event that RGA defaults on any of its debt or other obligations, or becomes the subject of bankruptcy, liquidation, or reorganization proceedings, the creditors and shareholders of RGA will have no right to proceed against the assets of any of the subsidiaries of RGA. If any of RGA’s insurance subsidiaries were to be liquidated or dissolved, the liquidation or dissolution would be conducted in accordance with the rules and regulations of the appropriate governing body in the state or country of the subsidiary’s domicile. The creditors of any such company would be entitled to payment in full from such assets before RGA, as a direct or indirect shareholder, would be entitled to receive any distributions or other payments from the remaining assets of the liquidated or dissolved subsidiary.
Federal Regulation
Since the 2010 enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the U.S. federal government has paid greater attention to the manner in which insurance and reinsurance is regulated, particularly when U.S. insurers and reinsurers are doing business outside of the U.S. Under the Dodd-Frank Act, the Federal Insurance Office within the U.S. Department of the Treasury has negotiated a “covered agreement” with the European Union, as well as a similar “covered agreement” with the United Kingdom (“U.K.”) (together, the “Covered Agreements”). The Covered Agreements, while promoting the recognition of U.S. state insurance regulators as group supervisors of U.S.-based global reinsurers such as RGA, also provide for an elimination of the collateral that has to be posted by reinsurers based in the European Union, U.K. and by the NAIC’s anticipated extension of the rules, to those reinsurers based in additional jurisdictions that seek evaluation by the NAIC for treatment comparable to that given to members of the European Union and U.K. The extension of the Covered Agreements treatment to additional jurisdictions will provide for the elimination of the collateral that reinsurers domiciled in those jurisdictions must currently post in favor of U.S. ceding insurers. The Covered Agreements, coupled with new state credit for reinsurance laws, have the potential to lower the cost at which RGA Reinsurance’s competitors are able to provide reinsurance to U.S. insurers. Additionally, under the Dodd-Frank Act, one or more of RGA’s client ceding insurers domiciled in the U.S. may from time-to-time be designated systemically important by the Federal Reserve.
    Insurers that are designated systemically important can be subject to the imposition of an additional layer of regulation over existing state regulation. No RGA entity has been deemed to be systemically important; however, if RGA were to be designated as systemically important, it would be subject to scrutiny by the Federal Reserve. Moreover, if insurers reinsured by RGA were to be designated as systemically important, the reinsurance programs that RGA maintains with those insurers could be subject to scrutiny by the Federal Reserve. While no U.S. insurers or reinsurers are currently designated as systemically important entities, and the international designation of “Globally Systemically Important Insurers” has been suspended by the Financial Stability Board, it remains possible that one or more of RGA’s clients will be given this designation in the future, leading to additional scrutiny of those clients’ reinsurance programs by the Federal Reserve.

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
Environmental, Social and Governance
Insurance regulators are considering imposing new rules regarding how insurers incorporate and report about environmental, social, and governance (“ESG”) considerations into their operational decisions, underwriting, and investment decisions. Insurers are now required in some jurisdictions to test underwriting models for bias. Other current ESG initiatives are aimed at reviewing the investment portfolios of insurers and requiring discussions regarding ESG topics between insurers and their regulators. It is possible that rules governing insurance underwriting and factors utilized by insurers in the selection of risks may be altered in the future in a way that impacts the profitability of RGA’s business. The extent to which ESG concerns may impact RGA in the future is uncertain, but RGA has incorporated sustainability factors and goals into its current strategic plan, operations, and risk assessment processes.
Unfair Discrimination and Bias Regulation
Federal and state regulators are increasing their scrutiny of insurers’ underwriting and pricing practices, including the use of artificial intelligence, predictive models, and non-traditional data sources due to concerns that such practices may create unfair discrimination or disparate impacts on certain groups. Regulatory standards in this area are rapidly evolving and may be subject to differing interpretations. As a result, the Company may be required to change the Company’s models, data sources, or underwriting practices, incur significant compliance and governance costs, or face regulatory examinations, investigations, enforcement actions, penalties, litigation, or reputational harm, any of which could adversely affect the Company’s business, financial condition, and results of operations.
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
The Company’s Bermuda subsidiaries must at all times maintain a minimum solvency margin (“MSM”) and an enhanced capital requirement (“ECR”) in accordance with the provisions of the Bermuda Insurance Act. If either the minimum MSM or ECR is not met, then the Bermuda Insurance Act mandates certain actions and filings with the BMA, including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure. The BMA has embedded an economic balance sheet (“EBS”) framework as part of the Bermuda Solvency Capital Requirement (“BSCR”) that forms the basis for an insurer’s ECR. As Class E insurers, the Company’s Bermuda subsidiaries’ ECR is established by reference to the Class E BSCR model, which provides a risk-based method for determining an insurer’s capital requirements by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR formula establishes capital requirements for different categories of risk such as fixed income investment risk, equity investment risk, long-term interest rate/liquidity risk, currency risk, concentration risk, credit risk, operational risk and nine categories of long-term insurance risk. Depending on the risk category, the capital requirement is either determined by applying shocks or by applying prescribed factors, where such shocks and factors were developed by the BMA and were calibrated at 99% Tail Value-at-Risk (“TVaR”) over a one-year time horizon.
Under the Bermuda Insurance Act, the Company’s Bermuda subsidiaries are prohibited from declaring or paying a dividend if they are not meeting their ECR or MSM requirements or if the declaration or payment of the dividend would cause such a breach. Failing to meet the MSM requirement on the last day of any financial year prohibits a company from declaring or paying any dividends during the next financial year without the approval of the BMA. Additional actions and filings may be required before a company can declare and pay a dividend depending on its prior year statutory capital and surplus. The restrictions on declaring or paying dividends and distributions under the Bermuda Insurance Act are in addition to those under Bermuda’s Companies Act 1981 (the “Companies Act”). Under the Companies Act, the Company’s Bermuda subsidiaries may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (1) the company is, or would after the payment be, unable to pay its liabilities as they become due, or (2) the realizable value of the company’s assets would thereby be less than its liabilities. Additionally, the BMA oversees reinsurance transactions, including agreements involving the reinsurance of in-force business which are generally subject to advance review and prior approval, particularly where such transactions involve asset-intensive business.
The Company’s subsidiaries domiciled in Barbados are subject to regulation and supervision by the Financial Services Commission in Barbados.
Economic substance requirements and enhanced prudential regulation rules adopted in Bermuda in recent years place additional requirements, including operational and reporting requirements, on the Company’s subsidiaries domiciled in that country in order to demonstrate purpose, governance, and an increase in substantive activities than previously required. Similar requirements in Barbados may also require the Company’s subsidiaries domiciled in Barbados to evidence aspects of their operations and governance in a more structured manner than was historically required.
Much like the adoption of the Dodd-Frank Act in the U.S., regulators around the world continue to consider ways to avoid a recurrence of the causes of the 2008 – 2009 financial crisis. A group leading this effort is the Financial Stability Board (“FSB”). The FSB consists of representatives of national financial authorities of the G20 nations. The G20, the FSB and related governmental bodies have developed proposals to address issues such as group supervision, capital and solvency standards, systemic economic risk and corporate governance, including executive compensation and many other related issues associated with the financial crisis. At the direction of the FSB, the IAIS has developed a model framework for the supervision of IAIGs that contemplates “group-wide supervision” across national boundaries. The GCC has been accepted as the group-wide risk and solvency assessment to monitor and manage RGA’s overall solvency. RGA cannot predict what additional capital requirements, compliance costs or other burdens may be imposed on it in the future, including the potential for inconsistent or conflicting regulation of the RGA group of companies.
Additionally, RGA International, operating in the European Economic Area (“EEA”), is subject to the Solvency II measures developed by the European Insurance and Occupational Pensions Authority and will be required to abide by the evolving risk management practices, capital standards and disclosure requirements of the Solvency II framework. Additionally, the Company’s clients located in the EEA also abide by these standards in operating their insurance businesses, including the management of their ceded reinsurance. Solvency II has a significant influence on the regulation of solvency measures applied to insurers and reinsurers operating within the EEA, and the Company also expects the solvency regulation measures to influence future regulatory structures of countries outside of the EEA, including Japan. Influences of the Solvency II-type framework are already present in the insurance regulation of Bermuda and China and currently influence the solvency measures imposed upon RGA Global and RGA Americas.
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
Privacy and Cybersecurity Regulation
    Various jurisdictions in which the Company’s subsidiaries and their clients operate have established laws protecting the privacy and handling of consumers’ personal data. The area of cybersecurity has also come under increased scrutiny from insurance regulators. These laws and regulations vary country to country and state to state, but they generally require the establishment of programs related to personal data processing, including but not limited to programs to detect and prevent unauthorized access to personal data. They also may require the Company, among other things, to notify client insurers or individuals of any security breach involving protected data, and to provide individuals with data subject rights, such as the right to access personal data and with the right to be forgotten.
    In the U.S., the NAIC adopted the Insurance Data Security Model Law, which establishes standards for data security and for the investigation of and notification of insurance regulators of cybersecurity events involving unauthorized access to certain private information belonging to insureds. To date, this Model Law has been adopted by twenty eight jurisdictions. The Company expects further adoption in the future or potential revision of the Model Law so that it may be adopted in a broader number of states. The cybersecurity regulation in New York is applicable to Aurora National and many of the Company’s clients, and requires the Company to demonstrate the existence and soundness of its cybersecurity program to those clients. Various U.S. state privacy laws, such as the California Consumer Privacy Act and regulations similar to the New York cybersecurity regulation, as well as measures similar to the NAIC’s Insurance Data Security Model Law, are likely to be adopted by more U.S. states in the near future, if not by the U.S. federal government.
    In addition, privacy and cybersecurity laws and regulations in many European and Asian countries restrict RGA’s ability to transfer data and impose other requirements on holders of data. In Europe, the General Data Protection Regulation (“GDPR”), which establishes uniform data privacy laws across the European Union (“EU”) is effective for all EU member states and is extraterritorial in that it applies to EU entities, as well as entities established in the EU, that offer goods or services to data subjects in the EU or monitor consumer behavior that takes place in the EU. The GDPR anticipates the processing of data for reinsurance and other purposes and applies standards and rules that covered entities must establish and monitor with respect to such processing and use. Many of the restrictions enacted by jurisdictions outside of the EU either do not anticipate the processing of data for reinsurance purposes at all or place costly restrictions on the ability of a reinsurer to service its business by requiring processing to be done within the borders of the country in which the insured consumer resides. Further adoptions of laws patterned after the GDPR are expected around the world.
Ratings
Insurer financial strength ratings, sometimes referred to as claims paying ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings, sometimes referred to as senior debt ratings, represent the opinions of rating agencies regarding RGA’s ability to meet the terms of its debt obligations. Each rating should be evaluated independently of any other rating. Ratings are not a recommendation to buy, sell or hold any security, contract or policy. The Company’s insurer financial strength ratings and RGA’s senior debt ratings as of the date of this filing are listed in the table below for each rating agency that meets with the Company’s management on a regular basis. As of the date of this filing, the Standard & Poor’s (“S&P”) and A.M. Best Company (“A.M. Best”) ratings listed below are on stable outlook, and the Moody’s Ratings (“Moody’s”) ratings listed below are on negative outlook.

Insurer Financial Strength Ratings	A.M. Best (1)	Moody’s (2)	S&P (3)
RGA Reinsurance Company	A+	A1	AA-
RGA Life and Annuity Insurance Company	A+		AA-
RGA Life Reinsurance Company of Canada	A+		AA-
RGA International Reinsurance Company dac			AA-
RGA Global Reinsurance Company, Ltd.			AA-
RGA Reinsurance Company of Australia Limited			AA-
RGA Reinsurance Company (Barbados) Ltd.			AA-
RGA Americas Reinsurance Company, Ltd.	A+		AA-
RGA Worldwide Reinsurance Company, Ltd.			AA-
Aurora National Life Assurance Company	A+		AA-
Omnilife Insurance Company Limited			A+
Senior Debt Rating
RGA	a-	Baal	A
(1)An A.M. Best insurer financial strength rating of “A+” (superior) is the second highest out of sixteen possible ratings and is assigned to companies that have, in A.M. Best’s opinion, a superior ability to meet their ongoing insurance obligations. A.M. Best long-term issuer credit ratings range from “aaa” (exceptional) to “c” (Poor).
(2)A Moody’s insurer financial strength rating of “A1” (good) is the fifth highest rating out of twenty-one possible ratings and indicates that Moody’s believes that the insurance company offers good financial security; however, elements may be present which suggest a susceptibility to impairment sometime in the future. Moody’s long-term issuer credit ratings range from “Aaa” (highest) to “C” (default).
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
Pricing
The Company has pricing actuaries dedicated to every geographic market and to every product category who develop reinsurance treaty rates following the Company’s policies, procedures and standards. Biometric assumptions are based primarily on the Company’s own mortality, morbidity and persistency experience, reflecting industry and client-specific experience. Economic and asset-related pricing assumptions are based on current and long-term market conditions and are developed by actuarial and investment personnel with appropriate experience and expertise. The Company’s view of short- and long-term risks are reflected in pricing consistent with its internal capital model. For transactional business with material day-one invested assets, diligence on the expected asset portfolio that is reflected in the pricing assumption. For transactional business focusing on tail risk, the Company has policies and procedures related to views on transaction-specific tail risk events. A transaction process ensures that the business reflects the input of internal areas of expertise in transaction teams and has procedures for escalation based on the size and nature of the risks. Management has established a high-level oversight of the processes and results of these activities, which includes peer reviews in every market as well as centralized procedures and processes for reviewing and auditing pricing activities.
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
Customer Base
The Company provides reinsurance solutions primarily to the largest life insurance companies in the world. In 2025, excluding premiums from single premium pension risk transfer transactions, the Company’s five largest clients generated approximately $3.9 billion or 21% of the Company’s gross premiums and other revenues. In addition, 36 other clients each generated annual gross premiums and other revenues of $100 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 46% of the Company’s gross premiums and other revenues. No individual client generated 10% or more of the Company’s total gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Human Capital Resources
The Company continuously strives to fulfill its purpose: to make financial protection accessible to all. The Company’s global team of approximately 4,300 employees as of December 31, 2025, consistently develop innovative solutions for its clients, deliver long-term returns for its investors, and create a meaningful impact in the communities where its employees live and work. Driving the Company’s success is a shared commitment to pursue work that matters, to serve an industry with a strong social mission, and to create sustainable long-term value for all its stakeholders.
The Company’s Culture
The Company’s people, the way they work, and the culture they cultivate are all key differentiators. The Company fosters a purpose-driven culture of care and concern, with client-centricity, trustworthiness, innovation, inclusivity and accountability. Teamwork and mutual support are highly valued under our core values and collaborative environment. Employees are encouraged to work together across departments and regions to achieve common goals and drive the Company's growth and continued success. Innovation is at the heart of RGA’s culture. The Company is committed to continuous improvement, high-performance, execution excellence and encourages employees to think creatively and explore new ideas. This innovative mindset helps the Company stay ahead in the competitive reinsurance industry.
The Company is dedicated to the professional growth and development of its employees, offering various learning options, mentorship opportunities, and career development resources that encourage continuous learning to help employees reach their full potential. The Company strives to create a workplace where everyone feels valued and respected. This inclusive culture helps attract and retain a diverse workforce, which is essential for driving innovation and growth in all of the markets in which we operate.
Talent Attraction, Development and Retention
As a global reinsurer, the Company’s continued growth and vitality are built on attracting, developing and retaining exceptional, world-class talent. The Company prides itself on creating a positive environment and experience for all employees, while remaining disciplined in its pursuit of achieving enterprise goals to enable execution of our business strategy and continue offering innovative solutions for its clients.
The Company prioritizes the development and growth of its employees, with development being central to the performance management approach. New global values and competencies introduced in 2023 preceded the 2024 launch of a refreshed performance management approach that emphasizes continuous coaching and quality feedback to inspire and motivate a higher level of performance across the enterprise. This more meaningful approach aligns individual career conversations and development plans with the Company’s enterprise strategy, fostering a purpose-driven culture of client-centricity, trustworthiness, innovation, inclusivity and accountability.
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
The Company’s benefit programs are an integral part of its employees’ total rewards package. Benefits are aligned with local market practices and include healthcare, retirement and savings, education assistance, flexible work programs, employee assistance programs, wellness programs, and parental leave programs, amongst others.
The Company has long been committed to ensuring equal pay for equal work. The annual pay equity study, conducted by a third-party consultant, considered the average pay of females to males in comparable roles. The study analyzed the pay practices of all U.S. and non-U.S. employees in countries with more than 50 employees, representing approximately 95.6% of the Company’s employees worldwide, comparing the average base salary, base salary plus target bonus, and base salary plus target bonus plus target long-term incentive (where applicable) of females to males in comparable roles. Each year the results vary slightly due to changes in the employee population. Results decreased slightly this year with women paid on average 98.1% of what men are paid for comparable jobs for base salary, 97.9% for base salary plus target bonus and 97.9% for base salary plus target bonus plus target long-term incentive basis. In addition, in the U.S., when using the same methodology of comparable roles, the average non-Caucasian to Caucasian pay ratio was 100.9% for comparable jobs for base salary which represented a slight decrease, and 101.4% for both base salary plus target bonus and 101.3% base salary plus target bonus plus target long-term incentives which remained stable from the previous year.
The Company is committed to gender and racial pay equity and will continue to review pay equity annually, and take action as required, to ensure its compensation programs remain aligned with its commitment to diversity, equity and inclusion. Ensuring the Company’s compensation practices are equitable is imperative to maintain the Company’s culture and to ensure fair treatment of its employees.
Corporate Citizenship and Inclusion
The Company believes that creating long-term value for its stakeholders implicitly requires enacting and executing sustainable business practices and strategies while delivering competitive returns. The Company strives to govern itself in a sustainable manner that recognizes the need for strong governance, effective management systems and robust controls alongside its long-term operational goals and strategies. The Company understands that it has a responsibility to monitor and control its ecological and societal impact in addition to its obligations regarding corporate strategy, risks, opportunities and performance.

The Company strives to cultivate an inclusive environment in which diverse experiences and perspectives are welcomed and employees feel comfortable and encouraged to share their viewpoints, ideas and solutions. The Company’s inclusion initiatives are focused in four areas: (i) fostering diverse talent; (ii) advancing diversity and inclusion in the industry and communities where the Company operates; (iii) establishing accountability throughout the Company; and (iv) building an inclusive workplace. Additionally, employees are offered a variety of development experiences to strengthen dignity and respect in the workplace. Training offerings include Unconscious Bias, Communicating with Dignity and Fearless Futures. The Company has integrated training into its leadership development offerings and has expanded educational resources to include Growth Mindset and Mitigating Bias in Interviews.
The Company’s Global Inclusion Council and Global Employee Resource Groups proactively leverage diverse teams around the world and serve as thought leaders for the Company to advance workplace practices, benefits, and programs. These include caregiver benefits, employee wellbeing, mental health advocacy and career development for employees. They work to support the Company’s recruitment plans, offer community for variety of affinity groups, and contribute to charitable giving and volunteerism. Importantly, these Councils foster unity, celebration and engagement across our globally distributed workforce.
The Company’s Sustainability Report offers additional information across the areas of: Business Ethics & Responsible Practices; Responsible Investment Approach; Sustainable Innovation for Social Impact; Culture of Care; and Environmental Stewardship. RGA’s Sustainability Report can be found in the Company’s Investor section of its website at www.rgare.com. The contents of the Company’s Sustainability Report and related supplemental information are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document that the Company files with the SEC.

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
U.S. and Latin America Operations
The U.S. and Latin America operations includes traditional life and health reinsurance, asset-intensive transactions, financial reinsurance, a funding agreement backed note program and other capital motivated solutions, primarily to U.S. life insurance companies.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides individual and group life and health reinsurance, including long-term care, to domestic clients for a variety of products through yearly renewable term agreements, coinsurance, and modified coinsurance. This business has been accepted under many different rate scales, with rates often tailored to suit the underlying product and the needs of the ceding company. Premiums typically vary for smokers and non-smokers, males and females, and may include a preferred underwriting class discount. Reinsurance premiums are paid in accordance with the treaty, regardless of the premium mode for the underlying primary insurance. This business is made up of facultative and automatic treaty business.
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
Financial Solutions – Asset-Intensive Transactions
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
The Company also provides guaranteed investment contracts to retirement plans that include investment-only, stable value wrap products. The assets are owned by the trustees of such plans, who invest the assets under the terms of investment guidelines to which the Company agrees. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets and a guarantee of liquidity to meet certain participant-initiated plan cash flow requirements.
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
Financial Solutions – Funding Agreement Backed Note Program
The Company has a Funding Agreement Backed Note (“FABN”) program, which allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company with matching interest and maturity payment terms. Similar to a guaranteed investment contract, the Company earns an investment spread between the investment earnings and the interest credited on the funding agreement liabilities.
Customer Base
In 2025, excluding premiums from single premium pension risk transfer transactions, the five largest clients generated approximately $2.6 billion or 28% of U.S. and Latin America operations’ gross premiums and other revenues. In addition, 53 other clients each generated annual gross premiums and other revenues of $25 million or more, and the aggregate gross premiums from these clients represented approximately 62% of U.S. and Latin America operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Canada Operations
The Canada operations market traditional life and health reinsurance and the reinsurance of asset-intensive products, primarily to Canadian life insurance companies.
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
Customer Base
In 2025, the five largest clients generated approximately $921 million or 58% of Canada operations’ gross premiums and other revenues. In addition, 11 other clients each generated annual gross premiums and other revenues of $25 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 37% of Canada operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Europe, Middle East and Africa Operations
EMEA operations serve clients from subsidiaries, licensed branch offices and/or representative offices primarily located in the U.K., Continental Europe, Middle East, and South Africa. EMEA’s office in the Middle East is located in the United Arab Emirates (“UAE”).
EMEA’s operations in the U.K., Continental Europe, South Africa and Middle East employ their own underwriting, actuarial, claims, pricing, accounting, marketing and administration staffs with additional support services provided by the Company’s staff in other geographical locations.
Traditional Reinsurance
The principal types of reinsurance for this segment include individual and group life and health, critical illness, disability and underwritten annuities. Traditional reinsurance in the U.K., South Africa, Italy and Germany consists predominantly of long-term contracts, which are not terminable for existing risk without recapture or natural expiry, whereas in other markets within the region contracts are predominantly short term, renewing annually.
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
Customer Base
In 2025, the five largest clients generated approximately $1.6 billion or 45% of EMEA operations’ gross premiums and other revenues. In addition, 23 other clients each generated annual gross premiums and other revenues of $25 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 40% of EMEA operations’ gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
•Disability, which provides income replacement benefits in the event the policyholder becomes disabled due to accident or illness and;
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
Customer Base
In 2025, the five largest clients generated approximately $1.8 billion or 46% of Asia Pacific operations’ gross premiums and other revenues. In addition, 27 other clients each generated annual gross premiums and other revenues of $25 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 39% of Asia Pacific operations’ gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated corporate overhead and executive costs, interest expense related to debt and service business expenses. Additionally, Corporate and Other includes results from the Company’s FABNs issued prior to January 1, 2025. Effective January 1, 2025, new FABN issuances are included in the U.S. Financial Solutions segment.

Financial Information About Foreign Operations
The Company’s foreign operations are primarily in Canada, Asia Pacific, EMEA and Latin America. Revenue, adjusted operating income (loss) before income taxes, attributable to these geographic regions are identified in Note 19 – “Segment Information” in the Notes to Consolidated Financial Statements. Although there are risks inherent to foreign operations, such as currency fluctuations and restrictions on the movement of funds, as described in Item 1A – “Risk Factors”, the Company’s financial position and results of operations have not been materially adversely affected thereby to date.

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

Item 1A.         RISK FACTORS
In the Risk Factors below, we refer to the Company as “we,” “us,” or “our.” Investing in our securities involves certain risks. Any of the following risks could materially adversely affect our business, financial condition or results of operations. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Note Regarding Forward-Looking Statements” in Item 7 below and the risks of our business described elsewhere in this Annual Report on Form 10-K. Many of these risks are interrelated and occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence, or exacerbate the effect, of others. Such a combination could materially increase the severity of the impact on our business, liquidity, financial condition and results of operations.
Risks Related to Our Business
We make assumptions when pricing our business relating to mortality, morbidity, lapsation, investment returns, expenses and other factors, and significant deviations in experience compared to our initial expectations could negatively affect our financial condition and results of operations.
    Our business exposes us to mortality, morbidity, lapse and other risks. Our risk analysis and underwriting processes are designed with the objective of controlling the quality of the business and establishing appropriate pricing for the risks we assume. Among other things, these processes rely heavily on our underwriting and due diligence, our analysis of mortality, longevity and morbidity trends, lapse rates, investment returns, and expenses and our understanding of medical impairments and their effect on mortality, longevity or morbidity.
    We expect mortality, longevity, morbidity and lapse experience to fluctuate somewhat from period to period but believe that they should remain reasonably predictable over a period of many years. For example, mortality, longevity, morbidity or lapse experience that is less favorable than the rates that we used in pricing a reinsurance agreement may cause our net income to be less than otherwise expected because the premiums we receive for the risks we assume may not be sufficient to cover the claims and expected profit margin. Furthermore, even if the total benefits paid over the life of the contract do not exceed the expected amount, unexpected increases in the incidence of deaths or illness can cause us to pay more benefits in a given reporting period than expected, adversely affecting our net income in any particular reporting period.
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
    We regularly review our reserves and associated assumptions as well as actual compared to expected experience as part of our ongoing assessment of our business performance and risks. If we determine that our reserves are insufficient to cover actual or expected policy and contract benefits and claims as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and incur charges in the period in which our assumptions are updated. The impacts of assumption updates and variances from expected experience are reflected as future policy benefits remeasurement gains or losses, and may result in income statement volatility. Income statement volatility related to assumption updates and variances from expected experience may cause income statement volatility primarily in capped and floored cohorts.
Unfavorable assumption updates and variances from expected experience may be significant, and this could materially adversely affect our financial condition and results of operations and may require us to generate or fund additional capital in our businesses.
As discussed in more detail below, our financial condition and results of operations may also be adversely affected if our actual investment returns and expenses differ from our pricing and reserve assumptions. Changes in economic conditions may lead to changes in market interest rates or changes in our investment strategies, either of which could cause our actual investment returns and expenses to differ materially from our pricing and reserve assumptions.
Our business, results of operations and financial condition have been, and may continue to be, adversely affected by epidemics and pandemics and responses thereto.
Epidemics and pandemics can adversely affect our business, financial condition and results of operations because they exacerbate mortality and morbidity risk. The likelihood, timing, and severity of these events cannot be predicted. An epidemic or pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption and overall economic output. Any such event could have a material negative impact on the financial markets, potentially impacting the value and liquidity of our invested assets, access to capital markets and credit and the business of our clients. In addition, an epidemic or pandemic that affects our employees or the employees of companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such an event could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
A future epidemic, pandemic or an increase in the number of future COVID-19 cases may again impact mortality rates in certain jurisdictions and populations and cause additional disruptions in international and U.S. economies and financial markets, which could severely impact our business, results of operations and financial condition. Additionally, the long-term health consequences for individuals who have recovered from COVID-19 and the related impact, if any, on mortality and morbidity are unknown.
Acquisitions and significant transactions involve varying degrees of risk that could affect our profitability.
    We have made, and may in the future make, acquisitions, either of selected blocks of business or other companies, such as our reinsurance transaction with subsidiaries of Equitable Holdings, Inc. that closed on July 31, 2025. In connection with these transactions our employees, outside consultants and legal advisors evaluated important and complex actuarial, investment, business, finance, tax, accounting, legal and regulatory issues. Our due diligence efforts may not have been complete or accurate and may not have identified all relevant facts, which could prevent us from realizing the anticipated benefits of any such transaction. To the extent that our assumptions about a transaction prove to be materially inaccurate, our counterparties to those transactions do not meet their obligations to us, or we experience difficulty in integrating the risks assumed, our business, financial condition and results of operations could be adversely affected.
The success of these acquisitions depends on, among other factors, our ability to appropriately price and evaluate the risks of the acquired business through our due diligence efforts, as well as the availability and cost of funding sufficient to meet increased capital needs, the ability to fund cash flow shortages that may occur if anticipated revenues are not realized or are delayed and the possibility that the value of investments acquired in an acquisition may be lower than expected or may diminish due to credit defaults or changes in interest rates and that liabilities assumed may be greater than expected (due to, among other factors, less favorable than expected mortality or morbidity experience). Depending on our excess capital position and ratings profile and market conditions at the time, in connection with acquisitions, we may from time to time seek long-term debt, preferred security or common equity financing. Additionally, acquisitions may expose us to other operational challenges and various risks, including the ability to integrate the acquired business operations and data with our systems. A failure to successfully manage the operational challenges and risks associated with or resulting from significant transactions, including acquisitions, could adversely affect our business, financial condition or results of operations.
Our insurance subsidiaries are highly regulated, and changes in these regulations could negatively affect our business.
    Our insurance subsidiaries are subject to government regulation in each of the jurisdictions where they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the reinsurance business, which may include reinsurance terms and capital adequacy. These agencies are concerned primarily with the protection of policyholders and their direct insurers rather than shareholders or holders of debt securities of reinsurance companies. Moreover, insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, tax distributions and other payments our insurance subsidiaries can make without prior regulatory approval, and impose restrictions on the amount and type of investments we may hold. Changes in any laws applicable to us could negatively affect our business.
    We operate in the U.S. and in many jurisdictions around the world. Our operations in international jurisdictions are subject to insurance, tax and other laws and regulations that may apply heightened scrutiny to non-domestic companies, which can adversely affect our operations, liquidity, profitability and regulatory capital. From time to time, foreign governments and regulatory bodies consider legislation and regulations that could subject us to new or different requirements and such changes could negatively impact our operations in the relevant jurisdictions. See “Item 1. Business – B. Corporate Structure – Regulation” for a summary of certain laws and regulations applicable to our business. Our failure to comply with these and other laws and regulations could subject us to penalties from governmental or self-regulatory authorities, costs associated with remedying any such failure or related claims, harm to our business relationships and reputation, or interrupt our operations, any of which could negatively impact our financial position and results of operations.
A downgrade in our ratings or in the ratings of our insurance subsidiaries could adversely affect our ability to compete.
    Our financial strength and credit ratings are important factors in our competitive position. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. The rating of each or our insurance companies is based on its ability to pay its obligations and is not directed toward the protection of investors. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors relate to general economic conditions, market volatility and circumstances outside the rated company’s control. The various rating agencies periodically review and evaluate our capital adequacy in accordance with their established guidelines and capital models. In order to maintain our existing ratings, we may commit from time to time to manage our capital at levels commensurate with such guidelines and models. If our capital levels are insufficient to fulfill any such commitments, we could be required to reduce our risk profile by, for example, retroceding some of our business or by raising additional capital by issuing debt, or hybrid or equity securities. Additionally, rating agencies may make changes in their capital models and rating methodologies, which could increase the amount of capital required to support our ratings.
    Any downgrade in the ratings of our insurance subsidiaries could adversely affect their ability to sell products, retain existing business, and compete for attractive acquisition opportunities. The ability of our subsidiaries to write reinsurance is partially dependent on their financial condition and is also influenced by their ratings. Upon certain downgrade events, some of our reinsurance contracts would either permit our client ceding insurers to terminate such reinsurance contracts or require us to post collateral to secure our obligations under these reinsurance contracts, either of which could negatively impact our ability to conduct business and our results of operations. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. A rating is not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating.
    We believe that the rating agencies consider the financial strength and flexibility of a parent company and its consolidated operations when assigning a rating to a particular subsidiary of that company. A downgrade in the rating or outlook of RGA, among other factors, could adversely affect our ability to raise and then contribute capital to our subsidiaries for the purpose of facilitating their operations and growth. A downgrade could also increase our own cost of capital. For example, the facility fees and interest rates for our syndicated revolving credit facility and certain other credit facilities are based on our senior long-term debt ratings. A decrease in those ratings could result in an increase in costs under those credit facilities.
    Actions taken by ratings agencies may cause a material adverse effect on our business, financial condition or results of operations. In addition, a ratings change may have a negative impact on the price of our securities in the secondary market.
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
    As described in “Item 1. Business – B. Corporate Structure – U.S. Regulation”, Regulation XXX and principles-based reserves (commonly referred to as PBR) requires U.S. life insurance companies to hold a relatively high level of regulatory reserves on their financial statements for various types of life insurance business. Based on the assumed growth rate in our current business plan and the increased level of regulatory reserves associated with some of this business, we expect the amount of our required regulatory reserves and our need to finance these reserves may continue to grow. Changes in laws and regulations and our ability to retrocede certain business may impact our reserving requirements and thus our financial condition and results of operations.
    In many cases, for us to reduce regulatory reserves on business that we retrocede, the affiliated or unaffiliated reinsurer must provide an equal amount of regulatory-compliant collateral. The availability of collateral and the related cost of such collateral in the future could affect the type and volume of business we reinsure and could increase our costs. We may need to raise additional capital to support higher regulatory reserves, which could increase our overall cost of capital. If we, or our retrocessionaires, are unable to obtain or provide sufficient collateral to support our statutory ceded reserves, we may be required to increase regulatory reserves. In turn, this reserve increase could significantly reduce our statutory capital levels and adversely affect our ability to satisfy required regulatory capital levels, unless we are able to raise additional capital to contribute to our operating subsidiaries. Furthermore, term life insurance is a particularly price-sensitive product, and any increase in insurance premiums charged on these products by life insurance companies, in order to compensate them for the increased statutory reserve requirements or higher costs of insurance they face, may result in a significant loss of volume in their life insurance operations, which could, in turn, adversely affect our life reinsurance operations. We may not be able to implement actions to mitigate the effect of increasing regulatory reserve requirements.
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
    RGA is an insurance holding company, with our principal assets consisting of the stock of our insurance subsidiaries, and substantially all of our income is derived from those subsidiaries. Our ability to pay principal and interest on any debt securities or dividends on any preferred or common stock depends, in part, on the ability of our insurance subsidiaries, our principal sources of cash flow, to declare and distribute dividends or advance money to RGA. We are not permitted to pay common stock dividends or make payments of interest or principal on securities that rank equal or junior to our subordinated debentures and junior subordinated debentures, until we pay any accrued and unpaid interest on such debentures. Our insurance subsidiaries are subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. Covenants contained in certain of our debt agreements also restrict the ability of certain subsidiaries to pay dividends and make other distributions or loans to us. In addition, more stringent dividend restrictions may be adopted, as discussed above under “Our insurance subsidiaries are highly regulated, and changes in these regulations could negatively affect our business.”
    As a result of our insurance holding company structure, upon the insolvency, liquidation, reorganization, dissolution or other winding-up of one of our insurance subsidiaries, all creditors of that subsidiary would be entitled to payment in full out of the assets of such subsidiary before we, as shareholder, would be entitled to any payment. Our subsidiaries would have to pay their direct creditors in full before our creditors and investors, including holders of common stock, preferred stock or debt securities of RGA, could receive any payment from the assets of such subsidiaries.
Our international operations involve inherent risks.
    A significant portion of our net premiums comes from our operations outside of the U.S. In addition to the risks we are exposed to in our U.S.-based operations, our non-U.S. based insurance subsidiaries are highly regulated and changes in these regulations could negatively affect our business. Our international operations expose us to other risks, which may vary substantially by country, including political, financial or social instability or conditions, exposure to the macroeconomic environment in international markets, the regulatory environment and actions of non-U.S. governmental authorities, uncertainty arising out of foreign government sovereignty over our international operations, potentially uncertain or adverse tax consequences and potential reduction in opportunities resulting from market access restrictions.
We are exposed to foreign currency risk to the extent that exchange rates of foreign currencies are subject to adverse changes over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. A significant portion of our revenues and our fixed maturity securities available-for-sale are denominated in currencies other than the U.S. dollar. Our efforts to mitigate foreign currency risks may not be successful.

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
We may not be able to manage the risks associated with our international operations effectively and these risks may have an adverse effect on our business, financial condition or results of operations.
We rely significantly on third parties for various services, and we may be held responsible for obligations that arise from the acts or omissions of third parties.
    In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. These insurance enterprises or retrocessionaires may not be able to fulfill their obligations to us. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.
    We rely upon our insurance company clients to provide timely, accurate information. We may experience volatility in our earnings as a result of erroneous or untimely reporting from our clients. We also rely on original underwriting decisions made by our clients and our clients’ processes may not adequately control business quality or establish appropriate pricing.
    For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld on reinsurance assumed on our balance sheet. We are subject to the investment performance on the withheld assets, although we do not directly control them. We help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. Upon the insolvency of a ceding company, we may not be able to apply such assets to our reserve liabilities. For additional information on funds withheld at interest, see “Investments – Funds Withheld at Interest” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    We use the services of third parties such as asset managers, software vendors and administrators to perform various functions that are important to our business. For instance, we have engaged third party investment managers to manage certain assets where our investment management expertise is limited, who we rely on to provide investment advice and execute investment transactions that are within our investment policy guidelines. Our third-party service providers rely on their computer and information security systems and their ability to maintain the security, confidentiality, integrity and privacy of those systems and the data residing on such systems. Our service providers have been and may in the future be subject to cybersecurity attacks and may not sufficiently protect their information technology and related data, which may impact their ability to provide us services and protect our data, which may subject us to losses and harm our reputation. In turn, vendors of our service providers have and may in the future be subject to such attacks. Poor performance on the part of our service providers or any related outside vendors could negatively affect our operations and financial performance.
    As with all financial services companies, our ability to conduct business depends on consumer confidence in the industry and our financial strength. Actions of competitors, and financial difficulties of other companies in the industry, and related adverse publicity, could undermine consumer confidence and harm our reputation and business.
We operate in a highly competitive and dynamic industry and competition and other factors could adversely affect our business.
    The reinsurance industry is highly competitive, and we encounter significant competition in all lines of business from other reinsurance companies, as well as competition from other providers of financial services. Our competitors vary by geographic market, and many of our competitors have greater financial resources and greater financial flexibility than we do. Our ability to compete depends on, among other things, pricing and other terms and conditions of reinsurance agreements, our ability to maintain strong financial strength ratings, and our service and experience in the types of business that we underwrite.
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
    The insurance and reinsurance industries are subject to ongoing changes from market pressures brought about by customer demands, changes in law, changes in economic conditions such as interest rates and investment performance, technological innovation, marketing practices and new providers of insurance and reinsurance solutions. Failure to anticipate market trends or to differentiate our products and services may affect our ability to grow or maintain our current position in the industry. Federal and state regulators are increasing their scrutiny of insurers’ underwriting, and pricing practices, including the use of artificial intelligence, predictive models, and non-traditional data sources, due to concerns that such practices may create unfair discrimination or disparate impacts on certain groups. Regulatory standards in this area are rapidly evolving and may be subject to differing interpretations. As a result, we may be required to change our models, data sources, underwriting practices, incur significant compliance and governance costs, or face regulatory examinations, investigations, enforcement actions, penalties, litigation, or reputational harm, any of which could adversely affect our financial performance over the long-term. Additionally, our failure to adapt our strategies in response to changing economic conditions or changing competitive dynamics could impact our competitive position and have a material adverse effect on our business, financial condition and results of operations.
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
Inflationary conditions could affect our business in several ways. In our group life and disability businesses, premiums and claims costs may increase as compensation levels increase. However, during inflationary periods with elevated interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable. Inflation may also increase our compensation expenses and other costs, potentially putting pressure on profitability.
We could be subject to additional income tax liabilities.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. We may, from time to time, have deferred tax assets including those related to foreign tax credits, net operating and capital losses, which could result in a valuation allowance if future projections cannot demonstrate an ability to utilize these taxes. Furthermore, we establish deferred tax assets to the extent that our portfolio of fixed maturity securities is in an unrealized loss position. Realization of these losses could result in the inability to recover all of the tax benefits, resulting in a valuation allowance against the deferred tax asset. Realized losses may have a material adverse impact on our results.
Changes in U.S. tax laws could have a material adverse effect on our business. If the U.S. Internal Revenue Code is revised to reduce benefits associated with the tax-deferred status of certain life insurance and annuity products, or increase the tax-deferred status of competing products, all life insurance companies would be adversely affected with respect to their ability to sell such products, and, depending on grandfathering provisions, by the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. If Congress adopts legislation to reduce or eliminate the estate tax, our U.S. life insurance company customers could face reduced demand for some of their life insurance products, which in turn could negatively affect our reinsurance business.
The U.S. Treasury Department and the IRS continue to issue guidance under the U.S. Tax Cuts and Jobs Act, the Inflation Reduction Act, and the One Big Beautiful Bill Act, that may result in interpretations different from ours. Furthermore, Bermuda enacted the Corporate Income Tax of 2023 and the majority of the foreign jurisdictions in which we operate enacted a global minimum tax. In addition, the Organization for Economic Cooperation and Development (“OECD”) has developed Model Global Anti-Base Erosion rules under Pillar II legislation, and additional countries in which we operate may also enact such legislation. These developments have resulted in increased tax expense and additional tax compliance burdens, and future guidance is expected which could result in further changes to taxation that materially affect our financial position and results of operations.

Changes in accounting standards may adversely affect our reported results of operations and financial condition.
    Our consolidated financial statements are prepared in conformity with GAAP. If we are required to adopt revised accounting standards, it may adversely affect our reported results of operations and financial condition. For a discussion of the impact of new accounting pronouncements issued but not yet implemented, see Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3 New Accounting Standards.”
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
Our business is highly dependent upon the effective operation of our information security systems. The failure of our information security systems or disaster recovery capabilities for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality, integrity or privacy of sensitive or personal data related to our customers, insured individuals or employees. Like other global companies, we are regularly the target of cybersecurity attacks and other attempts to gain unauthorized access to, or breach our data and systems and cybersecurity threats are becoming more frequent and sophisticated. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may heighten our cybersecurity risks by making cybersecurity attacks more difficult to detect, contain and mitigate. Administrative and technical controls, security measures and other preventative actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient to prevent physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer and information security systems. Despite our continued efforts, we have experienced security incidents from time to time. Any failure in our security measures could lead to the misappropriation, intentional or unintentional unauthorized disclosure or misuse of personal data that we or our vendors store and process. If our information security systems or the information systems of any third parties with which we interact, are disrupted or compromised, in a manner which impacts us or our information security systems, as a result of a cybersecurity attack, a security incident, including a data breach, or other security incident could result in liabilities and penalties, have an adverse impact on our financial results and growth prospects, cause interruption of normal business operations, cause us to incur substantial costs, harm our reputation, subject us to investigations, litigation, regulatory sanctions and other claims and expenses, lead to loss of customers and revenues and otherwise adversely affect our business, financial condition or results of operations. Additionally, we are subject to cybersecurity reporting obligations in different jurisdictions that vary in their scope and application, which may create conflicting reporting obligations and inhibit our ability to quickly provide complete and reliable information to business relations and regulators, as well as the public.
We rely on our computer and our information security systems for a variety of business functions across our global operations, including for the administration of our business, underwriting, claims, performing actuarial analysis and maintaining financial records. We depend heavily upon these computer systems to provide reliable service, data and reports. Upon a disaster such as a natural catastrophe, pandemic, epidemic, industrial accident, blackout, computer virus, terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our financial condition and results of operations, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. While we maintain liability insurance for cybersecurity and network interruption losses, our insurance may not be sufficient to protect us against all losses. We have engaged software vendors to support our disaster recovery systems. If an unknown fourth party of ours, upon whom we and/or a significant third party of ours relies, experiences a disaster or prolonged unavailability, our ability to deploy our disaster recovery systems and effectively conduct business could be severely compromised. In addition, if a significant number of our managers were unavailable upon a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our clients’ ability to provide data and other information to us, and our employees’ ability to perform their job responsibilities.
The development and adoption of artificial intelligence and its use and anticipated use by us or by third parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating, which may otherwise adversely impact us.
Artificial intelligence technologies offer potential benefits in areas such as customer service personalization and process automation, and we use, and expect to increasingly use, artificial intelligence to help deliver products and services and support critical functions. We also expect third parties on whom we rely to do the same. While we maintain processes to evaluate, manage and oversee risks related to the use of these artificial intelligence systems, they are developed, designed, and operated outside of our direct control. There are significant risks involved in developing and deploying artificial intelligence and there can be no assurance that using artificial intelligence will benefit our operations. Our efforts to integrate artificial intelligence technologies into our operations may result in unanticipated consequences and complications, and if we do not successfully implement artificial intelligence technologies, this could result in legal and regulatory risk, and otherwise adversely affect us. Moreover, artificial intelligence may be misused by us or by third-party service providers, and that risk is increased by the relative newness of the technology, and the speed at which it is being adopted. Such misuse could expose us to legal or regulatory risk, damage customer relationships or cause reputational harm.
Further, if these systems fail, are compromised, or operate in ways that are inconsistent with our expectations, we could experience operational disruptions, incur liabilities, or suffer regulatory or reputational harm. Additionally, our ability to continue to develop and efficiently deploy artificial intelligence technologies depends on our ability to attract and retain skilled talent as well as access to specific third-party equipment and other physical infrastructure, such as processing hardware and network capacity, for which we cannot control the availability or pricing, especially in a highly competitive environment.
In addition, the legal and regulatory framework with respect to artificial intelligence is evolving and remains uncertain. We expect that additional laws, regulations, and policies related to artificial intelligence will be enacted, and existing laws and regulations may be interpreted in new ways, which could affect our operations. Further, there is uncertainty regarding the impact of state laws related to artificial intelligence as the result of an executive order issued by the current presidential administration in December 2025, which directs federal regulators to challenge and preempt state laws that the administration views as obstructive to artificial intelligence innovation. If we are unable to use artificial intelligence technology in our operations as a result of such legal restrictions, or if regulations on artificial intelligence require additional compliance or reporting obligations, our business operations in certain regions could be adversely impacted. Further, any failure or perceived failure by us to comply with legal requirements related to artificial intelligence could result in proceedings, investigations or actions against us, and which may otherwise adversely impact us.
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
There has been increased scrutiny, including from U.S. state and foreign regulators, regarding the use of “big data” techniques, including machine learning. For instance, the New York State Department of Financial Services (“NYDFS”) Part 500 Cybersecurity Regulation (the “Cybersecurity Regulation”) applies to us because one of our insurance subsidiaries is licensed in New York. Additionally, the Cybersecurity Regulation also applies to many of our clients. The Cybersecurity

Regulation requires companies to implement written policies and procedures designed to ensure the existence and soundness of their cybersecurity programs and the security of information systems and nonpublic information that are accessible to, or held by, third party service providers. The NYDFS has increased enforcement of its Cybersecurity Regulation in recent years and has proposed amendments thereto which include enhanced data protection, governance, monitoring and planning, notification and technical requirements. Further, all U.S. states have enacted breach notification laws and over a dozen states have enacted comprehensive privacy regulations. These comprehensive privacy regulations provide certain exemptions we expect will continue to apply to a significant portion of our business. Many of these regulations either do not anticipate the processing of personal data for reinsurance purposes at all or place costly restrictions on the ability of a reinsurer to service its business by requiring processing to be done within that country’s borders.
It is possible that we will be subject to new or changing regulations that could impose restrictions and limitations on the way we implement the use of personal data, “big data” or machine learning. Our failure to adhere to any existing or new guidelines could subject us to litigation, investigation, sanctions, and enforcement actions, resulting in reputational harm or otherwise have a material impact on new and existing business, our financial condition and results of operations.
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
    Our operations are exposed to the risk of catastrophic events including natural disasters, war or other military action, and terrorism or other acts of violence. An increase in policyholder claims resulting from such events could cause substantial volatility in our financial results or otherwise impact our business, financial condition and operations. Catastrophic events could also disrupt the economies in the affected area, which could impact our ability to write new business, value of our investments, changes in interest rates and other market factors.
The impact of an increase in global average temperatures could cause changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornadoes, floods and storm surges and may, over the longer term, impact disease incidence and severity, food and water supplies and the general health of impacted populations. These climate change trends are expected to continue and may impact nearly all sectors of the economy to varying degrees. We cannot predict the long-term impacts of climate change for us and our clients, but such trends may adversely impact our mortality and morbidity rates and also may impact asset prices, financial markets and general economic conditions.
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
    We also rely on our unsecured credit facilities, including our $850 million syndicated credit facility, as potential sources of liquidity. Our credit facilities contain administrative, reporting, legal and financial covenants, and our syndicated credit facility includes requirements to maintain a specified minimum consolidated net worth and a minimum ratio of consolidated indebtedness to total capitalization. If we were unable to access our credit facilities, it could materially impact our capital position. The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are unavailable.
Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business, financial condition and results of operations.
    Our results of operations, financial condition, cash flows and statutory capital position are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. A recession in the U.S. or other countries, poor economic conditions, major central bank policy decisions, prolonged or elevated inflation, volatility and disruptions in capital markets or financial asset classes and geopolitical upheaval (including trade disputes) can have an adverse effect on our business because of our exposure to credit and equity markets and because our investment portfolio and some of our liabilities are sensitive to changing market factors. Additionally, disruptions in one market or asset class can also spread to other markets or asset classes.
    Concerns over U.S. fiscal policy and the trajectory of the U.S. national debt could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt and disrupt economic activity in the U.S. and elsewhere. As a result, our access to, or cost of, liquidity may deteriorate. Because of uncertainty regarding U.S. national debt, the market value of some of our investments may decrease, and our capital adequacy could be adversely affected. Political and economic uncertainties and weakness and disruption of the financial markets around the world, such as geopolitical upheaval and deteriorating economic and political relationships between countries have led and may continue to lead to concerns over capital markets access. In addition, there may be ongoing risks around the world related to interest rate fluctuations, slowing global growth, commodity prices and the devaluation of certain currencies. These events and continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues may decline in such circumstances and our profit margins may erode. In addition, upon prolonged market events, such as a global credit crisis, we could incur significant investment-related losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
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
    The success of our investment strategy is crucial to the success of our business. We structure our investments to match our anticipated liabilities under reinsurance treaties to the extent that we believe necessary. If our calculations with respect to these reinsurance liabilities are incorrect, or if we improperly structure our investments to match such liabilities, we could be forced to liquidate investments prior to maturity at a significant loss.
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
We include equity and alternative assets (including private equity, hedge funds and real estate joint ventures) in our portfolio constructions, as these asset classes can provide an increase in returns over longer periods of time, aligning with the long-term nature of certain of our liabilities. Private debt and equity investments and real estate joint ventures have less price transparency than publicly traded securities. As these investments typically do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent or more volatile.
    The success of any investment activity is affected by general economic conditions, including the level and volatility of interest rates and the extent and timing of investor participation in such markets, which may adversely affect the markets for interest rate sensitive securities, mortgages and equity securities. Unexpected volatility or illiquidity in the markets in which we directly or indirectly hold positions could adversely affect us. A sustained decline in public equity and alternative markets may reduce the returns earned by our investment portfolio through lower-than-expected investment income, thereby adversely impacting earnings, capital, and pricing assumptions.
Interest rate fluctuations and economic disruptions could negatively affect the income we derive from the difference between the interest rates we earn on our investments and interest we pay under our reinsurance contracts.
    Significant changes in interest rates expose reinsurance companies to the risk of reduced investment income or actual losses based on the difference between the interest rates earned on investments and the credited interest rates paid on outstanding reinsurance contracts. Both rising and declining interest rates can negatively affect the income we derive from these interest rate spreads. During periods of rising interest rates, we may be contractually obligated to reimburse our clients for the greater amounts they credit on certain interest-sensitive products. However, we may not have the ability to immediately acquire investments with interest rates sufficient to offset the increased crediting rates on our reinsurance contracts. During periods of falling interest rates, our investment earnings will be lower because new investments in fixed maturity securities will likely bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on underlying annuity products related to certain of our reinsurance contracts. Our asset/liability management programs and procedures may not reduce the volatility of our income when interest rates are rising or falling, and thus changes in interest rates may affect our interest rate spreads.
    Changes in interest rates, reduced liquidity in the financial markets or a slowdown in U.S. or global economic conditions have adversely affected, and, in the future, may also adversely affect the values and cash flows of the assets in our investment portfolio. Our corporate fixed income portfolio has been, and in the future may be, adversely impacted by delayed principal or interest payments, ratings downgrades, increased bankruptcies and credit spreads widening in distressed industries and individual companies. Our investments in mortgage loans and mortgage-backed securities have been, and in the future could be, negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages. Market dislocations, decreases in observable market activity or unavailability of information may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including estimates and changes in long-term macro-economic assumptions relating to estimated expected credit losses.
The liquidity and value of some of our investments may become significantly diminished.
    There may be illiquid markets for certain investments we hold in our investment portfolio as result of changes in interest rates, reduced liquidity in the financial markets or a slow down in the U.S. or global economy. These investments include privately-placed fixed maturity securities, options and other derivative instruments, mortgage loans, policy loans, limited partnership interests, and real estate equity, such as real estate joint ventures and funds. Additionally, markets for certain of our investments that are currently liquid may experience reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments into illiquid markets, prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures.
We could be forced to sell investments at a loss to cover policyholder withdrawals, recaptures of reinsurance treaties or other events.
    Some of the products offered by our insurance company customers allow policyholders and contract holders to withdraw their funds under defined circumstances. Our insurance subsidiaries manage their liabilities and configure their investment portfolios to provide and maintain sufficient liquidity to support anticipated withdrawal demands and contract benefits and maturities under reinsurance treaties with these customers. While our insurance subsidiaries own a significant amount of liquid assets, a portion of their assets are relatively illiquid. Unanticipated withdrawal or surrender activity could, under some circumstances, require our insurance subsidiaries to dispose of assets on unfavorable terms, which could have an adverse effect on us. Reinsurance agreements may provide for recapture rights on the part of our insurance company customers. Recapture rights permit these customers to reassume all or a portion of the risk formerly ceded to us after an agreed-upon time, usually ten years, subject to various conditions.
    Recapture of business previously ceded does not affect premiums ceded prior to the recapture but may result in immediate payments to our insurance company customers and a charge to income for costs that we deferred when we acquired the business but are unable to recover upon recapture. Under some circumstances, payments to our insurance company customers could require our insurance subsidiaries to dispose of assets on unfavorable terms.
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
    We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, insurance companies, commercial banks, investment banks, investment funds and other institutions. Many of these transactions expose us to credit risk upon default of our counterparty. In addition, with respect to secured and other transactions that provide for us to hold collateral posted by the counterparty, our credit risk may be exacerbated when the collateral we hold cannot be liquidated at prices sufficient to recover the full amount of our exposure. We also have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and equity investments. There can be no assurance that losses or impairments to the carrying value of these assets would not materially and adversely affect our business, financial condition or results of operations.
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
    Our shareholders may not receive dividends. All future payments of dividends are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our insurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our common stock due to restrictions associated with certain of our debt securities.
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

The underlying controls of the cybersecurity program are based on recognized practices and standards for cybersecurity and information technology and is aligned with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and the International Organization Standardization (“ISO”) 27001 Information Security Management System Requirements. RGA periodically engages a third party to perform an assessment of the Company’s cybersecurity risk management program against the NIST Cybersecurity Framework.
The Company utilizes third-party partners, including leading national and international companies specializing in cybersecurity and software development, to supplement its security operations team to provide monitoring of its global cybersecurity environment and to coordinate the investigation and remediation of alerts. The Company also engages third party partners to assist in evaluating and testing the Company’s cybersecurity infrastructure, and partners with leading cybersecurity and software firms to support operations, monitor global threats, assist with investigations and remediations, and test the Company’s infrastructure. These partners are subject to the Company’s third party due diligence process that includes security and privacy assessments, legal reviews, and ongoing assessments and performance reviews to ensure compliance with the Company’s policies and standards.
Both the board of directors and management have an active and ongoing role overseeing, assessing, identifying and managing material risks from cybersecurity threats.
The board of directors, directly and through its Risk Committee and Cybersecurity and Technology Committee (the “Cybersecurity Committee”), oversees the Company’s enterprise risk management programs, cybersecurity, data privacy, technology and resiliency risks and provides oversight of ongoing investments in cybersecurity and technology. The Company’s Chief Risk Officer (“CRO”) provides regular reports to the Risk Committee regarding the Company’s general risks, including risks relating to cybersecurity threats, and responses thereto. The Cybersecurity Committee oversees the Company’s cybersecurity, customer privacy, and technology risks and monitors the Company’s strategy and progress to achieve its planned cybersecurity objectives. The Chief Information Officer (“CIO”) and Global Chief Information Security Officer (“CISO”) provide quarterly updates to the Cybersecurity Committee regarding cybersecurity, and information technology strategy and programs. In addition, both the Risk Committee and Cybersecurity Committee meet as needed outside of the normal quarterly reporting cycle to discuss particular cybersecurity issues.
The Company’s risk management process and strategy, including cybersecurity risks, is the responsibility of the CRO and is supported by the Company’s Risk Management Steering Committee (“RMSC”), which includes senior management executives, including the President and Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”) and the Chief Investment Officer, among others. The RMSC provides oversight and advises the CRO on the Company’s enterprise risk management framework and strategic risk exposures including cybersecurity risks. The Company’s CISO and CRO provide updates through quarterly meetings with the RMSC.
The CRO, CIO and CISO each have over 15 years experience in managing cybersecurity, information technology and other risk management processes. The following is a summary of the CRO, CIO and CISO’s experience:
•The CRO, a member of the Company’s Executive Committee, has held various positions in the Company and is responsible for oversight of operational risks, which includes cybersecurity. The CRO has more than 30 years of experience and has held various positions including serving as the Company’s Global Chief Risk Officer. In addition to overseeing the overall risk governance structure of the Company’s Enterprise Risk Management program, the CRO has extensive experience leading a number of cybersecurity programs at the Company such as enhancing the Company’s cybersecurity systems to ensure compliance with Privacy and Security Regulations.
•The CIO, a member of RGA’s Executive Committee, leads the strategic direction of the Company’s information technology resources and management of the Company’s global information technology operations. The CIO has held various positions of responsibility at other companies for all aspects of technology and he has deep knowledge in organizational change, digital transformation, core platform and data analytics modernization.
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
A cross functional team, including Finance, Legal, Risk and the Information Technology departments, in conjunction with others as needed, are involved in the materiality assessment of cybersecurity threats and incidents. The factors considered in the assessment of materiality include, but are not limited to, the probability of an adverse outcome, actual and expected direct and indirect costs stemming from the incident, the possibility of litigation or regulatory investigations, and the nature and extent of harm to policyholders, cedants, vendor relationships, and the Company’s reputation and competitiveness. Conclusions are reviewed and approved by the Company’s CEO, CFO and CRO.

We have experienced, and may in the future experience, whether directly or through third parties, cybersecurity incidents. While prior incidents have not materially affected our results of operations or financial condition, we cannot assure that they will not be materially affected in the future by such incidents. Additionally, although our processes are designed to help prevent, detect, respond to, and mitigate the impact of such incidents, there is no guarantee that a future cybersecurity incident would not materially affect us, including our results of operations, financial condition or business strategy. For more information on our cybersecurity related risks, see Item 1A – “Risk Factors.”
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
Item 4.         MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
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
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. On January 30, 2026, there were 14,306 shareholders of record of RGA’s common stock and 66 million shares outstanding.
Issuer Purchases of Equity Securities
    The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended December 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2025 – October 31, 2025	48,262	$192.01	—	$425,000,097
November 1, 2025 – November 30, 2025	267,171	$187.42	266,777	$375,000,106
December 1, 2025 – December 31, 2025	9,753	$200.16	—	$375,000,106
(1)The Company repurchased 266,777 shares of common stock under its share repurchase program in November 2025. The Company net settled – issuing 52,657, 1,015 and 25,739 shares from treasury and repurchased from recipients 48,262, 394 and 9,753 shares in October, November and December 2025, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 23, 2024, the Company’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. As of December 31, 2025, the aggregate amount remaining under the Company’s share repurchase authorization was $375 million. During the year ended December 31, 2025, the Company repurchased 673,114 shares of common stock under this program.
On January 29, 2026, the board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. This authorization replaces the stock repurchase authorization granted by the board in 2024.
Repurchases will be made in accordance with applicable securities laws and would be made through market transactions, block trades, privately negotiated transactions or other means, or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements, and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice.

Comparison of 5-Year Cumulative Total Return
The graph below shows the performance of the Company’s common stock for the period beginning December 31, 2020, and ended December 31, 2025, assuming $100 was invested on December 31, 2020. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the S&P 500 Stock Index and the S&P Life and Health Insurance Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock and are not intended to forecast or be indicative of future performance of the common stock.

Comparison of 5-Year Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
12/20
12/21
12/22
12/23
12/24
12/25
Reinsurance Group of America, Incorporated
S&P 500
S&P Life & Health Insurance

	Base Period	Cumulative Total Return
	12/20	12/21	12/22	12/23	12/24	12/25
Reinsurance Group of America, Incorporated	$100.00	$96.77	$128.73	$149.80	$201.29	$195.32
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P Life & Health Insurance	100.00	136.68	150.82	157.83	189.87	201.00

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
Factors that could also cause results or events to differ, possibly materially, from those expressed or implied by forward-looking statements, include, among others: (1) changes in mortality, morbidity, policyholder behavior, claims experience, investment returns, interest rates, expenses and other factors as compared to our pricing assumptions; (2) investment results, whether from changes in economic, capital- and credit-market conditions, asset selection, or otherwise, and their impact on the Company’s investment securities, liquidity, portfolio yields, credit quality, access to capital, cost of capital, and amount of capital required for regulatory and contractual purposes; (3) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company; (4) the availability, amount, cost, and market value of collateral necessary for regulatory reserves, capital, and client obligations; (5) changes in laws and regulations, tax policy and rates, accounting standards, and privacy, data security and cybersecurity regulations applicable to the Company and actions by regulators with authority over the Company’s operations, as well as regulatory restrictions on the ability of Company subsidiaries to pay dividends to the Company; (6) the impact of general economic conditions in the U.S. and globally, including as a result of inflation, interest rate levels, geopolitical instability, and impacts from the imposition of, or changes in tariffs, as well as the stability of and actions by governments, central banks, and economies in jurisdictions where the Company operates, affecting interest rates, markets generally, or the demand for insurance and reinsurance; (7) the stability and financial performance of clients, reinsurers, third-party investment managers and other institutions and the effects of the Company’s dependence on such third parties; (8) the effectiveness of the Company’s risk management strategy, policy, and procedures, whether relating to reinsurance, investment strategy, operations, or otherwise; (9) the impact of impairments of the value of the Company’s investment securities on the Company’s capital requirements and the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective; (10) the threat of catastrophic events such as pandemics, epidemics, other major health issues, natural disasters, war, military actions, and terrorism or other acts of violence; (11) competitive factors and competitors’ responses to the Company’s initiatives; (12) development and introduction of new products and distribution opportunities and entry into new lines of business and markets; (13) the impact of the development and adoption of artificial intelligence; (14) the effect of acquisitions and other significant transactions, including risks related to the integration of acquired blocks of business and entities and the Company’s ability to achieve the expected benefits of such transactions, including the transaction entered into with subsidiaries of Equitable Holdings, Inc. on July 31, 2025; (15) interruption or failure of the Company’s telecommunication, information technology, or other operational systems, or the Company’s failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data and intellectual property stored on such systems; (16) adverse developments with respect to litigation, arbitration, or regulatory investigations or actions; (17) risks associated with our international operations, including related to fluctuation in foreign currency exchange rates; and (18) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
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
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $4.3 trillion of life reinsurance in force and assets of $156.6 billion as of December 31, 2025. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, pension risk transfer, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
The Company’s underwriting expertise and industry knowledge allowed it to expand into international markets around the world including locations in Canada, the Asia Pacific region, Europe, the Middle East, Africa and Latin America. Based on the compilation of information from competitors’ annual reports, the Company believes that it is the largest global life and health reinsurer in the world based on 2024 life and health reinsurance revenues. The Company has also developed its capacity and expertise in the reinsurance of longevity risks, asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.
The Company’s Traditional reinsurance business involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years or longer. To a lesser extent, the Company also reinsures certain health business, typically, for one to three years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of the insured, and the exercise of recapture options by ceding companies. The Company’s Financial Solutions business, including significant asset-intensive and longevity risk transactions, allows its clients to take advantage of growth opportunities and manage their capital, longevity and investment risk. The Company also works with partners to provide pension solutions that enable plan sponsors to diversify and protect the benefits provided to the annuitants.
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
    The following table sets forth the Company’s premiums attributable to each of its segments for the periods presented on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net

U.S. and Latin America:
Traditional	$8,033	$7,927	$7,675	$7,500	$7,218	$7,023
Financial Solutions	784	774	3,006	2,986	1,524	1,521
Total U.S. and Latin America	8,817	8,701	10,681	10,486	8,742	8,544

Canada:
Traditional	1,379	1,331	1,361	1,291	1,277	1,215
Financial Solutions	188	188	166	166	90	90
Total Canada	1,567	1,519	1,527	1,457	1,367	1,305

Europe, Middle East and Africa:
Traditional	2,299	2,258	2,026	2,002	1,805	1,775
Financial Solutions	1,232	959	927	660	704	458
Total Europe, Middle East and Africa	3,531	3,217	2,953	2,662	2,509	2,233

Asia Pacific:
Traditional	3,400	3,335	3,107	3,014	2,922	2,785
Financial Solutions	458	458	224	224	218	218
Total Asia Pacific	3,858	3,793	3,331	3,238	3,140	3,003

Corporate and Other	—	—	—	—	—	—
Total	$17,773	$17,230	$18,492	$17,843	$15,758	$15,085
    The following table sets forth selected information concerning assumed life reinsurance business in force and assumed new business volume by segment for the periods presented. The terms “in force” and “new business” refer to insurance policy face amounts or net amounts at risk.

Reinsurance Business In Force and New Business by Segment
(in billions)

	As of December 31,
	2025		2024		2023
	In Force	New Business	In Force	New Business	In Force	New Business
U.S. and Latin America:
Traditional	$1,893.4	$210.4	$1,837.1	$267.9	$1,703.6	$154.3
Financial Solutions	204.7	204.1	9.7	—	10.3	5.2
Total U.S. and Latin America	2,098.1	414.5	1,846.8	267.9	1,713.9	159.5

Canada:
Traditional	521.5	52.6	474.2	48.0	493.5	44.1
Financial Solutions	6.2	—	6.0	8.3	—	—
Total Canada	527.7	52.6	480.2	56.3	493.5	44.1

Europe, Middle East and Africa:
Traditional	1113.1	171.8	970.4	119.5	960.1	113.7
Financial Solutions	17.8	18.8	—	—	—	—
Total Europe, Middle East and Africa	1,130.9	190.6	970.4	119.5	960.1	113.7

Asia Pacific:
Traditional	552.5	63.0	567.6	60.7	528.6	43.0
Financial Solutions	25.4	12.8	13.7	1.0	8.0	2.8
Total Asia Pacific	577.9	75.8	581.3	61.7	536.6	45.8
Total	$4,334.6	$733.5	$3,878.7	$505.4	$3,704.1	$363.1
Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds and recaptures), changes in foreign currency exchange and any other changes in the amount of insurance in force. As a result of terminations, fluctuations in foreign exchange rates and other changes, assumed in force amounts at risk decreased by $277.6 billion, $330.8 billion and $59.7 billion in 2025, 2024 and 2023, respectively.
See “Results of Operations by Segment” below for further information about the Company’s segments.
Industry Trends
The Company believes life and health insurance companies will continue to partner with reinsurance companies to manage risk, achieve new growth, assist with capital efficiency, develop solutions across the value chain and to help navigate through changes in regulatory and accounting standards. In addition, the Company believes reinsurers will continue to be an integral part of the life and health insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of mortality and morbidity experience data at their disposal compared to primary life insurance companies, reinsurers tend to have more comprehensive insights into mortality and morbidity trends, creating more efficient pricing for mortality and morbidity risk. The Company also believes that the following trends in the life and health insurance industry will continue to create demand for both traditional reinsurance and financial solutions.
Cession Rates. The percentage of new life and health business being reinsured in North America has continued to increase following a period of decline, due to strong recurring production coupled with in force opportunities and an aging population, which increases the need for living benefit morbidity products. Cession rates in the Company’s international markets are expected to continue increasing as middle-class growth and wealth creation drive additional insurance growth.
Insured Populations. The aging population in North America and elsewhere, and the growth in the emerging global middle class, are increasing demand for protection products and for retirement, senior protection, and savings products for an aging population who are concerned about protecting their peak income and are considering retirement and estate planning. This trend is likely to result in continuing demand for annuity products and life insurance policies, larger face amounts of life insurance policies and higher mortality and longevity risk taken by life insurers, all of which should fuel the need for insurers to seek reinsurance coverage. Additionally, in many countries, companies are increasingly interested in reducing their exposure to longevity risk related to employee retirement plans, resulting in a growing demand for pension risk transfer solutions.
Economic, Regulatory and Accounting Changes. Regulatory, accounting, and economic changes across the globe are creating opportunities for reinsurance and innovative capital solutions to:

•manage risk-based capital by shifting mortality and other risks to reinsurers, thereby reducing amounts of reserves and capital that life and health insurance companies need to maintain;
•release capital to pursue new business initiatives;
•unlock the capital supporting, and value embedded in, non-core product lines; and
•exit certain lines of business.
Consolidation and Reorganization within the Life Reinsurance and Life Insurance Industry. There are fewer competitors in the traditional life reinsurance industry as a result of consolidations in the industry. As a consequence, the Company believes that this will result in business opportunities for the remaining life reinsurers, particularly those with a significant market presence and strong ratings. However, competition from new entrants for large in force blocks, particularly for asset-intensive blocks, has increased in recent years. Additionally, merger and acquisition and other restructuring transactions within the life insurance industry will likely continue to occur, which the Company believes will increase the demand for reinsurance products to facilitate these transactions and manage risk.
The Company continues to lead with expertise and innovation by prioritizing speed, impact, scale and sustainability, which enables it to deliver on its purpose to make financial protection accessible to all. The Company is well positioned to meet its clients’ needs through the following initiatives.
Leading with Expertise and Innovation
•Combine product development, innovation and new reinsurance structures to open or expand markets and relationships with clients.
•Leverage underwriting, data, analytics and digital expertise to grow markets.
•Deliver unique insights to gain competitive advantage and leverage thought leadership to drive growth.
Succeeding Together
•Broaden and deepen global, regional, and local client relationships to be the preferred reinsurance partner.
•Foster third-party partnerships to accelerate innovation, capabilities and access to efficient capital.
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
Building for Future Generations
•Pursue a balanced approach to in force management, portfolio optimization and new business generation.
•Foster an engaging and inclusive culture to attract and retain diverse, world-class talent.
•Behave as a responsible global citizen by taking action to address social and environmental issues.
Critical Accounting Estimates
The Company’s accounting policies are described in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements. The Company believes that its most critical accounting estimates include the establishment of premiums receivable; the establishment of liabilities for future policy benefits and incurred but not reported claims; the valuation of investments, investment allowance for credit losses and investment impairments; the valuation of market risk benefits and embedded derivatives; and accounting for income taxes. The balances of these accounts require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
Computations of prospective effects of hypothetical changes in assumptions and estimates discussed below are based on numerous assumptions and should not be relied on as indicative of future results. Further, the computations do not contemplate any actions management could undertake in response to changes in interest rates, actuarial assumptions, or other factors. Additionally, the illustrations of the potential financial statement impact of changes in the assumptions used to measure the Company’s insurance liabilities reflect a parallel change in the assumptions across the Company; however, assumption changes may be non-parallel in practice and are only applicable to specific blocks of business. Certain shortcomings are inherent in the method of analysis presented of the estimated changes in the Company’s liability for future policy benefits and the fair value of fixed maturity securities, which constitute forward-looking statements. Actual values may differ materially from those projections presented due to a number of factors, including, without limitation, actual assumptions used to measure the liability for future benefits and market conditions varying from assumptions used in the calculations as well as the sensitivity of blocks of business to individual assumptions. See Note 2 – “Significant Accounting Policies and Pronouncements,” Note 5 – “Future Policy Benefits” and Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information regarding the valuation of the Company’s reserves and investments, respectively.
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
Liabilities for Future Policy Benefits and Incurred but not Reported Claims
The liability for future policy benefits is estimated using the Company’s mortality, morbidity and persistency assumptions that reflect the Company’s historical experience, industry data, cedant specific experience and discount rates based on the current yields of upper-medium grade fixed income instruments (A rated credit). These assumptions vary with the characteristics of the reinsurance contract, the year the risk was assumed, the age of the insured and other appropriate factors.
The liability for annuities in the payout phase is calculated using expected mortality, discount rates and other assumptions. These assumptions vary with the characteristics of the plan of insurance, year of issue, age of insured and other appropriate factors. The mortality assumptions are based on the Company’s experience as well as industry experience and standards.
For the purpose of calculating the liability for future policy benefits, the Company’s reinsurance contracts for its Traditional business are grouped into annual cohorts based on the effective date of the reinsurance contract. The annual groupings are further disaggregated based on:
•How the reinsurance contracts are priced and managed;
•Geographical locations;
•Underlying currency of the contract; and
•Ceding company and other factors.
Given the unique risks and highly customized nature of the Company’s financial reinsurance business, insurance and reinsurance contracts for the Financial Solutions business are not aggregated with other contracts for the purpose of calculating the liability for future policy benefits.
With the exception of claim expense assumptions, the Company reviews actual and anticipated experience compared to the assumptions used to establish policy benefits on a quarterly basis and will update those assumptions if evidence suggests the assumptions should be revised. During the third quarter of 2025, the Company completed its annual assumption review resulting in an increase in its total liability for future polity benefits. The increase was primarily the result of updated mortality assumptions, which had an unfavorable impact on the liability for future policy benefits for the Company’s Traditional business and a favorable impact on the Company’s Financial Solutions business. Updates may occur in other quarters if information becomes available during the quarter that indicates that an assumption update is necessary. The Company has elected to lock-in claims expense assumptions at contract inception and those assumptions are not subsequently reviewed or updated.
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

	December 31, 2025 (dollars in millions)
Assumptions	Liability for Future Policy Benefits	Pre-tax Income	Other Comprehensive Income (Loss)
Discount Rate
Effect of an increase by 100 bps	$(5,300)	N/A	$5,300
Effect of an increase by 50 bps	$(2,800)	N/A	$2,800
Effect of a decrease by 50 bps	$3,000	N/A	$(3,000)
Effect of a decrease by 100 bps	$6,400	N/A	$(6,400)
Mortality
Effect of an increase by 1%	$370	$(370)	$—
Effect of a decrease by 1%	$(360)	$360	$—
Morbidity
Effect of an increase by 5%	$430	$(430)	$—
Effect of a decrease by 5%	$(390)	$390	$—
Lapse
Effect of an increase by 10%	$(170)	$170	$—
Effect of a decrease by 10%	$140	$(140)	$—
Valuation of Market Risk Benefits and Embedded Derivatives
The Company reinsures certain insurance products that contain terms that are deemed to be market risk benefits or embedded derivatives.
Variable annuities with guaranteed minimum benefits have been identified as market risk benefits. Market risk benefits are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits are measured at fair value using an option-based valuation model based on current net amounts at risk, market data, Company experience and other factors. Changes in fair value are recognized in net income each period with the exception of the portion of the change in fair value due to a change in the liability’s credit valuation adjustment (“CVA”), which is recognized in other comprehensive income (loss). The liability for market risk benefits totaled $234 million and $223 million as of December 31, 2025 and 2024, respectively.
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
The interest rate sensitivity relating to the Company’s fixed maturity securities is assessed using hypothetical scenarios that assume positive and negative 50 and 100 basis point parallel shifts in the yield curves. This analysis assumes that the U.S., Canada and other pertinent countries’ yield curve shifts are of equal direction and magnitude. Change in value of individual securities is estimated consistently under each scenario using a commercial valuation tool. The Company’s actual experience may differ from the results noted below particularly due to assumptions utilized or if events differ from those included in the methodology. The following table summarizes the results of this analysis for fixed maturity securities in the Company’s investment portfolio as of December 31, 2025 (dollars in millions):

Interest Rate Analysis of Estimated Fair Value of Fixed Maturity Securities
	-100 bps	-50 bps	–	+50 bps	+100 bps
Total estimated fair value	$111,512	$106,451	$101,769	$97,466	$93,543
% Change in estimated fair value from base	9.6%	4.6%		(4.2)%	(8.1)%
$ Change in estimated fair value from base	$9,743	$4,682		$(4,303)	$(8,226)
    Interest rate sensitivity analysis is also used to measure the Company’s interest rate risk related to floating rate securities by computing estimated changes in pretax income for floating rate assets and liabilities over a one year period following an instantaneous, parallel, hypothetical 100 basis point change in market interest rates. The Company’s projected decrease in pretax income associated with floating rate instruments in the event of an instantaneous 100 basis point decrease in market interest rates for its fiscal year ended December 31, 2025, was $107 million.
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
    Deferred tax assets and liabilities are measured by applying the relevant jurisdictions’ enacted tax rate for the period in which the temporary differences are expected to reverse to the temporary difference change for that period. The Company will establish a valuation allowance if management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. The Company has deferred tax assets including those related to foreign tax credits, net operating and capital losses. The Company has projected its ability to utilize its deferred tax assets and established a valuation allowance on the portion of the deferred tax assets that the Company believes more likely than not will not be realized.
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
    See Note 14 – “Income Tax” in the Notes to Consolidated Financial Statements for further discussion.
Consolidated Results of Operations
A discussion of the Company’s financial condition and results of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024, is presented below. A discussion of the Company’s financial condition and results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, can be found under Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025, which is available free of charge on the SEC’s website at ww.sec.gov and the Company’s Investor Relations website at www.rgare.com. Information provided on such website does not constitute part of this Annual Report on Form 10-K.
Actuarial Assumptions Update
The Company uses best estimate assumptions for future cash flows for its long-duration insurance business, and the impact of assumption updates is reflected as liability remeasurement gains or losses in the income statement based on treaty issue-year cohorts. As a result, best estimate assumption updates, as well as actual versus expected experience, on these long-duration contracts may result in current period income statement volatility.
The relative impact on current period income statement results from assumptions updates and actual versus expected experience will vary based on the net premium ratio of the affected cohort. The net premium ratio represents the portion of the gross premiums allocated to reserves to provide for all benefits and certain expenses in long-duration business.
•Capped cohorts – Cohorts with a net premium ratio equal to or greater than 100%. Capped cohorts are approximately 9% of the Company’s cohorts and are predominantly associated with business in the Company’s U.S. and Latin America Traditional segment from 1999 to 2004.
•Floored cohorts – Cohorts with reserves floored at zero as reserves cannot be negative. Floored cohorts are approximately 27% of the Company’s cohorts and are predominately associated with longevity business in the Company’s EMEA Financial Solutions business.
•Uncapped cohorts – Cohorts with a net premium ratio under 100% are 64% of the Company’s cohorts.
Actual versus expected experience variances in the Company’s capped and floored cohorts and assumption updates in the Company’s capped cohorts are expected to create more income statement volatility than the Company’s uncapped cohorts. This is because the full impact of the experience variance, for both capped and floored cohorts, and assumption updates, for capped cohorts is recognized in current period earnings due to the net premium ratio exceeding 100% or the reserve floored at zero. For uncapped cohorts, only a portion of the impact, based on the adjusted net premium ratio, is reflected in current period results and the remaining impact is recognized over the life of the cohort based on the net premium ratio and future expected cash flows.

During the third quarter of 2025 and 2024, the Company completed its annual assumptions review resulting in a pre-tax loss of $149 million and $194 million, respectively. The pre-tax loss recognized in 2025 was primarily due to updated mortality assumptions in the U.K. The 2024 pre-tax loss, which was comprised of a $219 million loss related to long-duration business and a $25 million gain on other business, was the result of the Company increasing its retention limit from $8 million to $30 million resulting in a pre-tax loss of $136 million, and updated mortality and lapse assumptions resulting in a pre-tax loss of $58 million.
The following table summarizes the pre-tax impact of assumption updates for the years ended December 31, 2025 and 2024 for each segment’s long-duration insurance business (amounts in millions).

	For the year ended December 31,
	2025	2024
Segment impact of assumptions updates
U.S. and Latin America – Traditional	$39	$(53)
U.S. and Latin America – Financial Solutions	—	(7)
Canada – Traditional	9	2
Canada – Financial Solutions	—	—
Europe, Middle East and Africa – Traditional	(222)	(40)
Europe, Middle East and Africa – Financial Solutions	24	(3)
Asia Pacific – Traditional	1	(109)
Asia Pacific – Financial Solutions	—	(9)
Total impact of assumptions updates	$(149)	$(219)
Consolidated income before income taxes
The following table summarizes the changes in net income for the periods presented (dollars in millions, except per share data):

	For the year ended December 31,
	2025	2024	2025 vs 2024
Revenues
Net premiums	$17,230	$17,843	$(613)
Net investment income	5,806	4,416	1,390
Investment related gains, net	(245)	(745)	500
Other revenues	907	593	314
Total revenues	23,698	22,107	1,591
Benefits and expenses
Claims and other policy benefits	16,995	16,903	92
Future policy benefits remeasurement (gains) losses	—	(32)	32
Market risk benefits remeasurement (gains) losses	8	(44)	52
Interest credited	1,635	1,087	548
Policy acquisition costs and other insurance expenses	1,821	1,641	180
Other operating expenses	1,333	1,268	65
Interest expense	366	304	62
Total benefits and expenses	22,158	21,127	1,031
Income before income taxes	1,540	980	560
Provision for income taxes	351	256	95
Net income	$1,189	$724	$465
Net income attributable to noncontrolling interest	7	7	—
Net income available to RGA, Inc. shareholders	$1,182	$717	$465
Earnings per share
Basic earnings per share	$17.94	$10.90
Diluted earnings per share	17.69	10.73
The increase in net income and income before income taxes during 2025 was primarily the result of the following:
•The execution of reinsurance contracts with subsidiaries of Equitable Holdings, Inc. (“Equitable Holdings”) on July 31, 2025. Pursuant to these agreements, the Company’s U.S. Financial Solutions segment assumed a 75% quota share of Equitable Holdings’ in force individual life insurance liabilities on a coinsurance and modified coinsurance basis, consisting of a diversified mix of life products and account value liabilities, with total liabilities of approximately $12 billion. This transaction increased income before income taxes by $68 million. In addition, pursuant to these agreements, Equitable Holdings recaptured risks previously assumed by the Company’s U.S. Traditional segment resulting in a gain of $21 million recognized in the current period.
•Strong growth in the Company’s Traditional business in Asia and Financial Solutions business in the U.K.
•An increase in investment income due to an increase in invested assets and higher yields, partially offset by an increase in interest credited.
•A decrease in investment related losses resulting from lower realized losses from portfolio repositioning and freestanding derivatives.
•The Company recognized a non-economic loss at the inception of a single premium PRT transaction completed during 2024. The non-economic loss at inception is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP.
•During the third quarter of 2025 and 2024, the Company completed its annual assumptions review resulting in a pre-tax loss of $149 million and $194 million, respectively. The pre-tax loss recognized in 2025 was primarily due to updated mortality assumptions in the U.K. The 2024 pre-tax loss was the result of the Company increasing its retention limit from $8 million to $30 million resulting in a pre-tax loss of $136 million, and updated mortality and lapse assumptions resulting in a pre-tax loss of $58 million.
The increase in income during 2025 was partially offset by the following:
•Adverse claim experience in the U.S. Traditional segment, both individual life and group health, and lower future policy benefits remeasurement gains due to management actions in the current year in the U.S. Traditional segment.
Fluctuations in foreign currency to U.S. dollar exchange rates
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations increased income before income taxes by $10 million primarily due to the strengthening of the British Pound and Euro compared to the U.S. Dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Investment related gains and losses
The decrease in investment related losses, net is due to the following:
•During 2025 and 2024, the Company repositioned its investment portfolio to generate higher yields which led to net capital losses of $125 million and $617 million, respectively.
•Changes in the fair value of freestanding derivatives decreased investment related losses, net by $57 million in 2025, compared to an increase in investment related losses of $229 million in 2024.
•The Company incurred $181 million and $76 million of impairments and change in allowance for credit losses during the years ended December 31, 2025, and 2024, respectively.
See the Investment section within Management Discussion and Analysis, Note 11 – “Investments” and Note 12 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on the changes in allowance for credit losses, impairment losses and derivatives.
Market risk benefits
Market risk benefits consist of guaranteed minimum benefits associated with the Company’s reinsurance of variable and indexed annuities. The change in fair value of the freestanding derivatives purchased by the Company to hedge the liability is reflected in investment related gains (losses), net. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, decreased income before income taxes by $14 million and $21 million for the years ended December 31, 2025, and 2024, respectively.
Non-economic changes in insurance liabilities
Non-economic changes in insurance liabilities include the initial loss on PRT transactions, net of amortization and changes in the fair value of embedded derivatives associated with the Company’s reinsurance of indexed products. The initial loss at inception of a PRT transaction is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP. During 2025 and 2024, the Company incurred non-economic losses of $49 million and $127 million, respectively.

Income taxes
The effective tax rate was 22.9% and 26.3% for 2025 and 2024, respectively. See Note 14 – “Income Tax” in the Notes to Consolidated Financial Statements for additional information.
Consolidated adjusted operating income before income taxes
Non-GAAP Financial Measure – Consolidated adjusted operating income before income taxes is not determined in accordance with U.S. GAAP. The Company principally uses consolidated adjusted operating income before income taxes in evaluating performance because the Company believes that such measure, when reviewed in conjunction with relevant U.S. GAAP measure (i.e., income before income taxes), presents a clearer picture of its operating performance and is used by the Company in the allocation of its resources. The Company believes that this non-GAAP financial measure provides investors and other third parties with a better understanding of the Company’s results of operations, financial statements and the underlying profitability drivers and trends of the Company’s businesses by excluding specified items which may not be indicative of the Company’s ongoing operating performance and may fluctuate significantly from period to period. This non-GAAP financial measure should be considered supplementary to the Company’s financial results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way the Company calculates such measures. Consequently, this non-GAAP financial measure may not be comparable to similar measures used by other companies.
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
Adjusted operating income (loss) before income taxes, when presented at a segment level, is a measure reported to management for purposes of making decisions about allocating resources to the Company’s business segments and assessing the performance of the business segments, and is presented in the Company’s financial statement footnotes in accordance with U.S. GAAP. For additional information, including regarding the presentation of segment results and the Company’s definition of adjusted operating income at a segment level, see Note 19 – “Segment Information” in the Notes to Consolidated Financial Statements. Adjusted operating income before income taxes, when presented on a consolidated basis, is a non-GAAP financial measure.

Reconciliation of income before taxes to adjusted operating income (loss) before taxes
The reconciliation of consolidated income (loss) before income taxes to consolidated adjusted operating income before income taxes is shown below for the periods presented (dollars in millions):

	For the year ended December 31,
	2025	2024	2025 vs 2024
Income (loss) before income taxes	$1,540	$980	$560
Investment and derivative (gains) losses	344	897	(553)
Market risk benefits remeasurement gains (losses)	8	(44)	52
Change in fair value of funds withheld embedded derivatives	14	(116)	130
Funds withheld (gains) losses – investment income	15	3	12
Derivatives – interest credited	15	15	—
Investment income on unit-linked variable annuities	—	3	(3)
Interest credited on unit-linked variable annuities	—	(3)	3
Interest expense on uncertain tax positions	—	1	(1)
Other	31	16	15
Adjusted operating income before income taxes	$1,967	$1,752	$215
Year ended December 31, 2025, compared to the year ended December 31, 2024
The increase in adjusted operating income before income taxes was primarily the result of the following:
•The transaction with Equitable Holdings executed in the current year increased adjustable operating income before income taxes by $68 million.
•An increase in investment income due to an increase in invested assets and higher new money rates.
•Strong growth in the Company’s Traditional business in Asia and Financial Solutions business in the U.K.
•A future policy benefits remeasurement loss of $136 million was recognized in the third quarter of 2024 as a result of the Company increasing its per life retention limit from $8 million to $30 million during the third quarter of 2024.
The increases in adjusted operating income were partially offset by the following:
•During the third quarter of 2025, the Company completed its annual assumptions review resulting in a loss of $149 million, primarily driven by updated mortality assumptions in the U.K. The 2024 assumptions update resulted in a loss of $58 million. See Note 5 – “Future Policy Benefits” for additional information.
•Adverse claim experience in the U.S. Traditional segment, both individual life and group health, and lower future policy benefits remeasurement gains due to management actions in the current year in the U.S Traditional segment.
•An increase in policy acquisition costs and other insurance expenses due to new business growth.
•An increase in operating and financing costs to support new business growth, compliance requirements and information technology security.
See “Results of Operations by Segment” for additional discussion of current and prior period results of operations.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations increased adjusted operating income before income taxes by $12 million primarily due to the strengthening of the British Pound and Japanese Yen compared to the U.S. Dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The decrease in premiums was due to a decrease in single premium PRT transactions during 2025. The single premiums received were offset by increases in reserves. The decrease in premium was partially offset by organic growth on existing treaties and new business production, measured by the face amount of reinsurance in force, of $733.5 billion during 2025 compared to $505.4 billion during 2024. Consolidated assumed life reinsurance in force increased to $4,334.6 billion as of December 31, 2025, from $3,878.7 billion as of December 31, 2024, due to new business production and changes in foreign exchange rates.
Net investment income
    The increase in net investment income was primarily due to an increase in the average invested asset base and higher risk-free rates earned on new investments, higher yields earned on alternative and private asset classes and an increase in variable investment income associated with joint venture and limited partnership investments:

•The average invested assets at amortized cost, excluding spread related business, totaled $45.6 billion and $38.5 billion in 2025 and 2024, respectively.
•The average yield earned on investments, excluding spread related business, was 4.99% and 4.82% in 2025 and 2024, respectively. The increase in yield for the year ended December 31, 2025, compared to the prior year was primarily due to higher risk-free rates earned on new investments, an increase in variable investment income associated with joint venture and limited partnership investments, and higher yields on alternative investments.
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
Results of Operations by Segment
As noted above, adjusted operating income (loss) before income taxes, when presented at a segment level, is a measure reported to the Company’s management for purposes of making decisions about allocating resources to the Company’s business segments and assessing the performance of the business segments, and is presented in the Company’s financial statement footnotes in accordance with U.S. GAAP. The Company’s significant segment expenses are (1) adjusted claims and other policy benefits, which exclude the non-economic losses at contract inception for direct pension risk transfer single premium business, (2) future policy benefits remeasurement gains and losses, (3) adjusted interest credited, which excludes the change in the fair value of embedded derivatives associated with indexed products and (4) interest expense. See Note 19 – “Segment Information” in the Notes to Consolidated Financial Statements for additional information regarding the presentation of segment results and the Company’s definition of adjusted operating income.
U.S. and Latin America Operations
    The U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in the reinsurance of individual mortality risk, long-term care, universal life products and, to a lesser extent, group life reinsurance. The Financial Solutions segment consists of Asset-Intensive and Capital Solutions. Asset-Intensive within the Financial Solutions segment includes coinsurance of products which primarily exhibit interest rate and market risks such as annuities, corporate-owned life insurance policies, PRT group annuity contracts, indexed and variable life insurance and, to a lesser extent, fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Capital Solutions within the Financial Solutions segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance and other transactions. Typically, these transactions do not qualify as reinsurance under GAAP, due to the low-risk nature of the transactions, therefore only the related net fees are reflected in other revenues on the consolidated statements of income.
On July 31, 2025, the Company’s U.S. and Latin America Financial Solutions segment executed reinsurance contracts with subsidiaries of Equitable Holdings, pursuant to which it assumed a 75% quota share of Equitable Holding’s in-force individual life insurance liabilities on a coinsurance and modified coinsurance basis, consisting of approximately $12 billion, of a diversified mix of life products and account value liabilities.
The following table sets forth the U.S. and Latin America operating results for the periods indicated (dollars in millions). See additional information in the Traditional and Financial Solutions sections.

	For the year ended December 31,
	2025	2024	2025 vs 2024
Total segment revenues	$12,331	$12,921	$(590)
Total adjusted benefits and expenses	11,462	12,070	(608)
Adjusted operating income before income taxes	$869	$851	$18
The increase in adjusted operating income before income taxes was primarily due to the contribution from the third quarter transaction with Equitable Holdings, partially offset by the decrease in the Traditional segment resulting from less favorable management actions, compared to the prior year, and the unfavorable financial impact of claims experience in the current year.

Traditional Reinsurance
The following table sets forth the U.S. and Latin America Traditional segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$7,927	$7,500	$427
Net investment income	1,134	881	253
Investment related gains, net	25	—	25
Other revenues	40	48	(8)
Total segment revenues	9,126	8,429	697
Adjusted benefits and expenses
Adjusted claims and other policy benefits	7,409	6,846	563
Future policy benefits remeasurement (gains) losses	(66)	(109)	43
Adjusted interest credited	175	119	56
Policy acquisition costs and other insurance expenses	860	809	51
Other operating expenses	246	239	7
Total adjusted benefits and expenses	8,624	7,904	720
Adjusted operating income before income taxes	$502	$525	$(23)
Key metrics
Life reinsurance in force	$1,893.4 billion	$1,837.1 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(39)	$53
Effect of actual variances from expected experience	$(27)	$(162)
Loss ratio (1)	93%	90%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	11%	11%
Other operating expenses as a percentage of net premiums	3%	3%
(1)Includes Adjusted claims and other policy benefits and Future policy benefits remeasurements (gains) losses.
The decrease in adjusted operating income before income taxes for the U.S. and Latin America Traditional segment was primarily the result of less favorable management actions and unfavorable claims experience in individual life and group health business in the current year.
Segment revenues
•The increase in net premiums and net investment income was primarily due to new business growth from recently executed in force transactions.
•The segment added new life business production, measured by face amount of reinsurance in force, of $210.4 billion and $267.9 billion during 2025 and 2024, respectively.
Adjusted benefits and expenses
•The increase in adjusted claims and other policy benefits was primarily due to new business growth from recently executed in force transactions and unfavorable claims experience in individual life and group health business.
•During the third quarter of 2025, the Company completed its annual assumptions review resulting in a net favorable assumption update totaling $39 million, primarily due to updated mortality assumptions. The 2024 annual assumption update resulted in a net loss of $53 million in the third quarter of 2024. The 2024 assumption update included the impact of increasing the Company’s per life retention limit from $8 million to $30 million which resulted in a remeasurement loss of $83 million. See Note 5 – “Future Policy Benefits” for additional information.
•The reduction in future policy benefits remeasurement gains was due to lower remeasurement gains recognized in the current year as a result of management in force actions, offset by the unfavorable impact of the change in the Company’s per life retention limit in the prior year.
•The increases in adjusted interest credited and policy acquisition costs and other insurance expenses were due to new business growth from recently executed in force transactions.

Financial Solutions
The following table sets forth the U.S. and Latin America Financial Solutions segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$774	$2,986	$(2,212)
Net investment income	1,745	1,280	465
Investment related gains (losses), net	28	—	28
Other revenues	658	226	432
Total segment revenues	3,205	4,492	(1,287)
Adjusted benefits and expenses
Adjusted claims and other policy benefits	1,496	3,187	(1,691)
Future policy benefits remeasurement (gains) losses	3	1	2
Adjusted interest credited	818	519	299
Policy acquisition costs and other insurance expenses	421	374	47
Other operating expenses	100	85	15
Total adjusted benefits and expenses	2,838	4,166	(1,328)
Adjusted operating income before income taxes	$367	$326	$41
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$7
Effect of actual variances from expected experience	$3	$(6)
The increase in adjusted operating income was primarily the result of the transaction with Equitable Holdings during the year. This transaction increased the U.S. Financial Solutions adjusted operating income before income taxes by $68 million during 2025, which was offset by the run-off of existing in force transactions.
Segment revenues
•The decrease in net premiums was primarily driven by larger single premium PRT transactions executed in the prior year, partially offset by premiums related to the Equitable Holdings transaction in the current period.
•The increase in net investment income was primarily due to an increase in the invested asset base supporting asset-intensive transactions.
◦The book value of the invested asset base supporting asset-intensive transactions increased to $33.7 billion as of December 31, 2025, from $22.0 billion as of December 31, 2024, resulting in an increase in investment income. As of December 31, 2025 and December 31, 2024, $3.2 billion and $3.3 billion, respectively, of the invested assets were funds withheld at interest, of which approximately 90% was associated with two clients.
◦The increase in the asset base was primarily due to $14.5 billion from new transactions and growth from treaties open to new business, offset by $1.0 billion in run-off of existing in force transactions.
•The increase in other revenues was primarily due to policy charges on universal life-type policies associated with the Equitable Holdings transaction.
Adjusted benefits and expenses
•The decrease in adjusted claims and other policy benefits was primarily due to the PRT transactions executed in the prior year, partially offset by benefits related to the Equitable Holdings transaction in the current period.
•The increase in adjusted interest credited was due to the Equitable Holdings transaction.
Reinsurance of separate accounts
Certain of the Company’s reinsurance contracts, including the Equitable Holdings transaction, reinsure separate account liabilities on a modified coinsurance basis. Under the terms of these arrangements, the ceding companies retain the assets supporting the separate account liabilities. The Company receives a fee based on the policyholders’ account value and is not directly exposed to the investment performance of the separate account assets. Periodic settlements between the Company and the ceding companies are net settled. The Company, having the right of offset, has offset assumed separate account assets and liabilities on its consolidated balance sheet. As of December 31, 2025, and 2024, the Company assumed $16.7 billion and

$2.5 billion of separate account liabilities. The increase in liabilities in the current year is primarily due to the Equitable Holdings transaction.
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

	For the year ended December 31,
	2025	2024	2025 vs 2024
Total segment revenues	2,035	1,888	147
Total adjusted benefits and expenses	1,841	1,728	113
Adjusted operating income before income taxes	$194	$160	$34
The increase in adjusted operating income before income taxes was primarily due to favorable experience in individual life and longevity business, partially offset by unfavorable experience in group business in 2025 as compared to favorable experience in 2024 and lower future policy benefits remeasurement gains.
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations in the Canadian dollar resulted in a $4 million decrease in adjusted operating income before income taxes in 2025. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance
The following table sets forth the Canada Traditional segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$1,331	$1,291	$40
Net investment income	269	257	12
Investment related gains (losses), net	4	3	1
Other revenues	1	6	(5)
Total segment revenues	1,605	1,557	48
Adjusted benefits and expenses
Adjusted claims and other policy benefits	1,226	1,194	32
Future policy benefits remeasurement (gains) losses	(5)	(11)	6
Adjusted interest credited	1	1	—
Policy acquisition costs and other insurance expenses	171	186	(15)
Other operating expenses	55	53	2
Total adjusted benefits and expenses	1,448	1,423	25
Adjusted operating income before income taxes	$157	$134	$23
Key metrics
Life reinsurance in force	$521.5 billion	$474.2 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(9)	$(2)
Effect of actual variances from expected experience	$4	$(9)
Loss ratio (1)	92%	92%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	13%	14%
Other operating expenses as a percentage of net premiums	4%	4%
(1)Includes Adjusted claims and other policy benefits and Future policy benefits remeasurements (gains) losses.

The increase in adjusted operating income before income taxes in 2025 was primarily due to favorable experience in individual life business as compared to 2024, and organic growth, which was partially offset by unfavorable experience in group business in 2025 as compared to favorable experience group business in 2024 and lower future policy benefits remeasurement gains.
Segment revenues
•The increase in net premiums was primarily due to organic growth, partially offset by unfavorable foreign currency fluctuations.
•The segment added new life business production, measured by face amount of reinsurance in force, of $52.6 billion and $48.0 billion during 2025 and 2024, respectively. In addition to new business, the total reinsurance in force, measured by face amount, increased by $23.1 billion in 2025 due to changes in foreign exchange rates.
•The increase in net investment income was primarily due to increased yield on new investments and an increase in the invested asset base.
Adjusted benefits and expenses
•During the third quarter of 2025, the Company completed its annual assumptions review resulting in a gain of $9 million, primarily due to updated lapse assumptions. The 2024 annual assumptions update resulted in a gain of $2 million in the third quarter of 2024. See Note 5 – “Future Policy Benefits” for additional information.
•The increase in total adjusted benefits and expenses was primarily due to organic growth and unfavorable experience in group business in 2025 as compared to favorable experience in 2024 and lower future policy benefits remeasurement gains, partially offset by favorable experience in individual life business as compared to 2024.
Financial Solutions
The following table sets forth the Canada Financial Solutions segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$188	$166	$22
Net investment income	228	147	81
Investment related gains (losses), net	1	1	—
Other revenues	13	17	(4)
Total segment revenues	430	331	99
Adjusted benefits and expenses
Adjusted claims and other policy benefits	368	307	61
Future policy benefits remeasurement (gains) losses	3	—	3
Adjusted interest credited	—	—	—
Policy acquisition costs and other insurance expenses	18	(7)	25
Other operating expenses	4	5	(1)
Total adjusted benefits and expenses	393	305	88
Adjusted operating income before income taxes	$37	$26	$11
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$3	$—
The increase in adjusted operating income before income taxes for 2025 was primarily due to more favorable experience in longevity and asset-intensive business. The increases in net premiums, net investment income, adjusted claims and other policy benefits and policy acquisitions costs and other insurance expenses were due to a new transaction executed in the second quarter of 2024.
Europe, Middle East and Africa Operations
    EMEA operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily provides reinsurance through yearly renewable term and coinsurance agreements on a variety of life, health and critical illness products. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. The Financial Solutions segment consists of reinsurance and other transactions associated with longevity closed blocks, payout annuities, capital management solutions and financial reinsurance.

The following table sets forth the EMEA operating results for the periods indicated (dollars in millions). See additional information in the Traditional and Financial Solutions sections.

	For the year ended December 31,
	2025	2024	2025 vs 2024
Total segment revenues	3,844	3,138	706
Total adjusted benefits and expenses	3,481	2,763	718
Adjusted operating income before income taxes	$363	$375	$(12)
The decrease in adjusted operating income before income taxes was primarily due to the unfavorable impact of the Company’s annual assumptions update which resulted in a future policy benefits remeasurement loss of $185 million.
Traditional Reinsurance
The following table sets forth the EMEA Traditional segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$2,258	$2,002	$256
Net investment income	129	112	17
Investment related gains (losses), net	—	—	—
Other revenues	10	11	(1)
Total segment revenues	2,397	2,125	272
Adjusted benefits and expenses
Adjusted claims and other policy benefits	2,074	1,805	269
Future policy benefits remeasurement (gains) losses	204	48	156
Adjusted interest credited	—	—	—
Policy acquisition costs and other insurance expenses	111	109	2
Other operating expenses	114	133	(19)
Total adjusted benefits and expenses	2,503	2,095	408
Adjusted operating income before income taxes	$(106)	$30	$(136)
Key metrics
Life reinsurance in force	$1,113.1 billion	$970.4 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$222	$40
Effect of actual variances from expected experience	$(18)	$8
Loss ratio (1)	101%	93%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	5%	5%
Other operating expenses as a percentage of net premiums	5%	7%
(1)Includes Adjusted claims and other policy benefits and Future policy benefits remeasurements (gains) losses.
The decrease in adjusted operating income before income taxes in 2025 was primarily due to the unfavorable impacts of the Company’s annual assumptions review discussed below.
Segment revenues
•The increase in net premiums was due to increases in business volume on new and existing treaties.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $171.8 billion and $119.5 billion during 2025 and 2024, respectively.
Adjusted benefits and expenses
•The increase in the loss ratio was primarily due to unfavorable assumption updates attributable to updated long-term mortality assumptions in the U.K.
•During the third quarter of 2025, the Company completed its annual assumptions review resulting in a net unfavorable assumption update totaling $222 million, primarily due to updated mortality assumptions in the U.K. to reflect deterioration in mortality improvements and ongoing challenges within the healthcare system. The 2024 annual assumptions update resulted in a loss of $5 million in the third quarter of 2024. See Note 5 – “Future Policy Benefits” for additional information.

Financial Solutions
The following table sets forth the EMEA Financial Solutions segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$959	$660	$299
Net investment income	435	319	116
Investment related gains (losses), net	2	—	2
Other revenues	51	34	17
Total segment revenues	1,447	1,013	434
Adjusted benefits and expenses
Adjusted claims and other policy benefits	893	562	331
Future policy benefits remeasurement (gains) losses	(37)	3	(40)
Adjusted interest credited	26	30	(4)
Policy acquisition costs and other insurance expenses	9	8	1
Other operating expenses	87	65	22
Total adjusted benefits and expenses	978	668	310
Adjusted operating income before income taxes	$469	$345	$124
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(24)	$3
Effect of actual variances from expected experience	$(13)	$—
The increase in adjusted operating income before income taxes in 2025 was primarily due to increases in net investment income, growth in closed blocks longevity business and increases in future policy benefits remeasurement gains as a result of the Company’s annual assumptions update discussed below.
Segment revenues
•The increase in net premiums was primarily due to increased volumes on new and existing treaties.
•The increase in net investment income was primarily due to an increase in invested assets supporting the segment.
Adjusted benefits and expenses
•The increase in adjusted claims and other policy benefits was the result of increased volumes of closed block longevity business and asset-intensive transactions.
•During the third quarter of 2025 and 2024, the Company completed its annual assumptions review resulting in a net favorable assumption update totaling $24 million in the third quarter of 2025, primarily due to updated longevity based mortality in the U.K. The 2024 annual assumptions update resulted in a loss of $3 million in the third quarter of 2024. See Note 5 – “Future Policy Benefits” for more information.
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

	For the year ended December 31,
	2025	2024	2025 vs 2024

Total segment revenues	5,146	4,254	892
Total adjusted benefits and expenses	4,387	3,717	670
Adjusted operating income before income taxes	$759	$537	$222

The increase in adjusted operating income before income taxes in 2025 was primarily due to business growth and a future policy benefits remeasurement gain of $1 million, compared to a future policy benefits remeasurement loss of $118 million in 2024, as a result of the Company’s annual assumptions review.
Traditional Reinsurance
The following table sets forth the Asia Pacific Traditional segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$3,335	$3,014	$321
Net investment income	292	257	35
Investment related gains (losses), net	1	1	—
Other revenues	13	25	(12)
Total segment revenues	3,641	3,297	344
Adjusted benefits and expenses
Adjusted claims and other policy benefits	2,883	2,582	301
Future policy benefits remeasurement (gains) losses	(93)	34	(127)
Adjusted interest credited	—	—	—
Policy acquisition costs and other insurance expenses	156	168	(12)
Other operating expenses	230	231	(1)
Total adjusted benefits and expenses	3,176	3,015	161
Adjusted operating income before income taxes	$465	$282	$183
Key metrics
Life reinsurance in force	$552.5 billion	$567.6 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(1)	$109
Effect of actual variances from expected experience	$(92)	$(75)
Loss ratio (1)	84%	87%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	5%	6%
Other operating expenses as a percentage of net premiums	7%	8%
(1)Includes Adjusted claims and other policy benefits and Future policy benefits remeasurements (gains) losses.
The increase in adjusted operating income before income taxes in 2025 was primarily the result of continuous growth in traditional reinsurance business and increase in future policy benefits remeasurement gains due to favorable underwriting experience and a future policy benefits remeasurement loss in the amount of $109 million recognized in 2024 as result of the Company’s annual assumptions review.
Segment revenues
•The increase in net premiums was primarily due to continued business growth in the segment.
•The segment added new life business production, measured by face amount of reinsurance in force, of $63.0 billion and $60.7 billion during 2025 and 2024, respectively.
•The increase in net investment income was due to an increase in investment yield and an increase in invested assets.
Adjusted benefits and expenses
•The decrease in the loss ratio for 2025 was primarily due to favorable underwriting experience.
•During 2025 and 2024, the Company updated its actuarial assumptions which resulted in a net favorable assumption update totaling $1 million in 2025, primarily due to updated mortality assumptions. The 2024 annual assumptions update resulted in a loss of $109 million primarily due to updated lapse assumptions in India and an increase in the Company’s per life retention limit. See Note 5 – “Future Policy Benefits” for more information.

Financial Solutions
The following table sets forth the Asia Pacific Financial Solutions segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$458	$224	$234
Net investment income	981	656	325
Investment related gains (losses), net	42	20	22
Other revenues	24	57	(33)
Total segment revenues	1,505	957	548
Adjusted benefits and expenses
Adjusted claims and other policy benefits	613	308	305
Future policy benefits remeasurement (gains) losses	(9)	2	(11)
Adjusted interest credited	414	256	158
Policy acquisition costs and other insurance expenses	149	102	47
Other operating expenses	44	34	10
Total adjusted benefits and expenses	1,211	702	509
Adjusted operating income before income taxes	$294	$255	$39
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$9
Effect of actual variances from expected experience	$(9)	$(7)
The increase in adjusted operating income before income taxes in 2025 was due to new business growth and an increase in investment income, primarily from new asset-intensive transactions.
The invested asset base supporting asset-intensive transactions increased to $29.4 billion as of December 31, 2025, from $22.2 billion as of December 31, 2024, primarily due to approximately $3.0 billion in additional assets from recently executed transactions and net organic growth of $4.2 billion from existing in force blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $2.4 billion and $2.1 billion for the year ended December 31, 2025 and 2024, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Segment revenues
•The increase in net investment was due to an increase in yields and invested assets.
•The decrease in other revenues was primarily due to lower surrender charges and lapses compared to the prior period.
Adjusted benefits and expenses
•The increase in total adjusted benefits and expenses was due to the growth of asset-intensive business partially offset by future policy benefits remeasurement gains in the current year compared to future policy benefits remeasurement losses in the prior year.
Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt and service business expenses. Additionally, Corporate and Other includes results from the Company’s FABNs issued prior to January 1, 2025. Effective January 1, 2025, newly issued FABN issuances are included in the U.S. Financial Solutions segment.

The following table sets forth the Corporate and Other segment operating results for the periods indicated (dollars in millions):

	For the year ended December 31,
	2025	2024	2025 vs 2024
Segment revenues
Net premiums	$—	$—	$—
Net investment income	608	513	95
Investment related gains (losses), net	10	11	(1)
Other revenues	81	63	18
Total segment revenues	699	587	112
Adjusted benefits and expenses
Adjusted claims and other policy benefits	—	—	—
Future policy benefits remeasurement (gains) losses	—	—	—
Adjusted interest credited	186	150	36
Policy acquisition costs and other insurance expenses	(66)	(108)	42
Other operating expenses	431	413	18
Interest expense	366	303	63
Total adjusted benefits and expenses	917	758	159
Adjusted operating loss before income taxes	$(218)	$(171)	$(47)
The increase in adjusted operating loss before income taxes in 2025 was primarily due to an increase in interest expense, policy acquisition costs and other insurance expenses, adjusted interest credited and other operating expenses, partially offset by an increase in net investment income.
Segment revenues
•The increase in net investment income was primarily due to a higher invested asset base.
•The increase in other revenues is the result of foreign exchange gains and other fee income.
Adjusted expenses
•The increase in interest expense was primarily due to an increase in outstanding debt.
•The increase in policy acquisition costs and other insurance expenses was primarily due to a decrease in charges to the segments for excess capital utilized above the allocated economic capital basis.
•The increase in adjusted interest credited was primarily due to new FABN issuances in the second half of 2024.
•The increase in other operating expenses was primarily due to an increase in compensation expense, compliance costs and information technology expense.

Liquidity and Capital Resources
Overview
    The Company believes that cash flows from the source of funds available to it will provide sufficient cash flows for the next twelve months and the foreseeable future thereafter to satisfy the current liquidity requirements of the Company under various scenarios that include the potential risk of early recapture of reinsurance treaties, market events and higher than expected claims. The Company performs periodic liquidity stress testing to ensure that its asset portfolio includes sufficient high quality liquid assets that could be utilized to bolster its liquidity position under stress scenarios. These assets could be utilized as collateral for secured borrowing transactions with various third parties or by selling the securities in the open market if needed. The Company’s liquidity requirements have been and will continue to be funded through net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity needs, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These alternatives include the sale of invested assets subject to market conditions, borrowings under committed credit facilities, secured borrowings, and if necessary, issuing long-term debt, preferred securities or common equity.
Current Market Environment
    The Company’s average investment yield, excluding spread related business, for 2025 was 4.99%, 17 basis points higher than the same period in 2024, primarily attributable to higher new money rates and increased allocation to higher yielding private and alternative assets. The average yield will vary from year to year depending on several variables, including the prevailing risk-free interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. Gross unrealized gains on fixed maturity securities available-for-sale increased from $1.2 billion as of December 31, 2024, to $1.7 billion as of December 31, 2025. Additionally, gross unrealized losses increased from $6.4 billion as of December 31, 2024, to $7.0 billion as of December 31, 2025.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided that it remains comfortable with the credit of the issuer. The Company does not rely on short-term funding or commercial paper and to date has experienced no liquidity pressure and does not anticipate such pressure in the foreseeable future.
The Company projects its reserves to be sufficient and does not expect to be required to take any actions to augment capital, even if interest rates remain at current levels for the next five years, assuming all other factors remain constant. To mitigate disintermediation risk, the Company purchased swaptions to protect it against a material increase in interest rates. While the Company has felt the pressures of sustained low interest rates, followed by the significant increases in risk-free rates, and volatile equity markets, its business and results of operations are not overly sensitive to these risks. Mortality and morbidity risks continue to be the most significant risk for the Company. Although management believes that the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. The primary sources of RGA’s liquidity include proceeds from its capital-raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance, RGA Life and Annuity and Rockwood Re, and dividends from operating subsidiaries. As the Company continues its growth efforts, RGA will continue to be dependent upon these sources of liquidity. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” for more information regarding RGA’s financial information.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2025, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 17 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA maintains an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year end. There were no borrowings outstanding under the intercompany revolving credit facility as of December 31, 2025 and 2024. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiaries, RGA Americas and RGA International Division Sydney Office Pty Limited, provided loans to RGA Australian Holdings Pty Limited with a total outstanding balance of $6 million as of December 31, 2025 and 2024. Additionally, RGA and its subsidiary, RGA Americas, provided loans to RGA International Reinsurance Company dac with a total outstanding balance of $136 million and $120 million as of December 31, 2025 and 2024, respectively.
RGA maintains an intercompany derivative cash collateral pool where RGA and certain subsidiaries pool derivative cash collateral into a single concentration account. This derivative cash collateral pool allows RGA and its affiliates to lend or borrow cash from the concentration account in order to more efficiently meet its collateral obligations under their respective derivative transactions. Cash surplus in RGA or its affiliates accounts is transferred to the concentration account and any deficit is funded by the concentration account, thereby creating a loan balance. RGA and its subsidiaries participating in the pool are paid or charged an arm’s length interest rate based on the net loan balance with the concentration account.
Undistributed earnings of RGA’s foreign subsidiaries are generally targeted for reinvestment outside of the U.S. As of December 31, 2025, the amount of cash and cash equivalents and short-term investments held by the Company’s subsidiaries that are taxed in a foreign jurisdiction was $981 million. The Global Intangible Low-Taxed Income (“GILTI”) and Subpart F provisions hereof generally eliminate U.S. federal income tax deferral on earnings of foreign subsidiaries, while the dividend received deduction generally allows for tax-free repatriation of any untaxed earnings. Therefore, the Company does not expect to incur any material incremental U.S. federal income tax on repatriation of these earnings. Incremental foreign withholding taxes are not expected to be material.
RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, RGA has repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors.
On January 23, 2024, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. During the year ended December 31, 2025, the Company repurchased 673,114 shares of common stock under this program.
On January 29, 2026, the board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. This authorization replaces the stock repurchase authorization granted by the board in 2024.
Repurchases will be made in accordance with applicable securities laws and would be made through market transactions, block trades, privately negotiated transactions or other means, or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements, and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice.
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	2025	2024	2023
Dividends to shareholders	240	$229	$219
Purchase of common stock (1)	125	—	200
Total amount paid to shareholders	$365	$229	$419

Number of common shares purchased (1)	673,114	—	1,372,131
Average price per share	$185.70	$—	$145.76
(1)Excludes shares utilized to execute and settle certain equity-based compensation awards.
RGA declared dividends totaling $3.64 per share in 2025. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its insurance subsidiaries.
See Note 18 – “Financing Activities” and Note 20 – “Equity” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.

Statutory Dividend Limitations
    RGA Life and Annuity, RGA Reinsurance, Aurora National and Chesterfield Re are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RGA Life and Annuity, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The MDCI allows RGA Life and Annuity to pay a dividend to RGA to the extent that RGA Life and Annuity received the dividend from its subsidiaries, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level.
The dividend limitations for RGA Life and Annuity, RGA Reinsurance, Aurora National and Chesterfield Re are based on their statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. Significant differences include the treatment of deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes.
    Dividend payments from non-U.S. subsidiaries are subject to similar restrictions established by local regulators. The non-U.S. regulatory regimes also commonly limit the dividend payments to the parent to a portion of the subsidiary’s prior year’s statutory income, as determined by the local accounting principles. The regulators of the Company’s non-U.S. subsidiaries may also limit or prohibit profit repatriations or other transfers of funds to the U.S. if such transfers are deemed to be detrimental to the solvency or financial strength of the non-U.S. subsidiaries, or for other reasons. Most of the non-U.S. operating subsidiaries are second tier subsidiaries that are owned by various non-U.S. holding companies. The capital and rating considerations applicable to the first tier subsidiaries may also impact the dividends paid to RGA.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its syndicated credit facility that matures in August 2028. Under the terms of this facility the Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $5.8 billion. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted RGA Inc’s shareholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the Company’s various debt agreements. Additionally, the Company’s debt agreements contain cross-acceleration covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness.
As of December 31, 2025 and 2024, the Company had $5.8 billion and $5.1 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2025 and 2024, the average interest rate on long-term debt outstanding was 5.33% and 5.16%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
On March 3, 2025, the Company issued 6.65% fixed-rate reset subordinated debentures due 2055 with a face amount of $700 million, proceeds were used for general corporate purposes, including funding the Company’s obligations with respect to the reinsurance transaction executed with Equitable Holdings which was completed on July 31, 2025. Capitalized issuance costs were $9 million.
On May 13, 2024, the Company issued 5.75% fixed rate Senior Notes due 2034 with a face amount of $650 million, proceeds were used for general corporate purposes. Capitalized issuance costs were $6 million.
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

Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At December 31, 2025, there were approximately $398 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company retrocedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S., Canada and U.K. The Company believes that the capital required to support the business retroceded to its affiliates reflects more realistic expectations than the original jurisdiction in which the business was written, where capital requirements are often considered to be conservative. As of December 31, 2025, $673 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between various subsidiaries of the Company. See Note 18 – “Financing Activities” in the Notes to Consolidated Financial Statements for information regarding the Company’s letter of credit facilities.
On March 13, 2023, the Company entered into a syndicated revolving credit facility with a five-year term and an overall capacity of $850 million. See Note 18 – “Financing Activities” in the Notes to Consolidated Financial Statements for further information.
On June 4, 2025, the Company entered into a 30-year facility agreement with a Delaware trust that gives the Company the right, from time to time, to issue up to $1.0 billion of its 6.722% senior notes due 2055 in exchange for a corresponding amount of U.S. Treasury securities held by the trust. The Company can redeem the 6.722% senior notes due 2055 at any time, in whole or in part, at a price equal to the greater of par or a make-whole redemption price. There have been no senior note issuances by the Company under this facility agreement. See Note 18 – “Financing Activities” in the Notes to Condensed Consolidated Financial Statements for additional information.
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
The NAIC amended the standard valuation law to adopt life PBR which became effective on January 1, 2017, and allowed a three-year adoption period. Under PBR, which was adopted in 2020, reserves are determined based on terms of the reinsurance agreement which may differ from those of the direct policies.
Statutory capital of an insurer may be significantly reduced if it cedes business to an unlicensed, uncertified or non-reciprocal jurisdiction reinsurer regardless of affiliation with the insurer, and that reinsurer is unable to provide the required collateral to support its statutory reserve credits and it cannot find an alternative source for collateral. The demand for financing of the ceded reserve credits associated with the Company’s assumed term life business has grown at a slower rate in recent years. The Company has been able to utilize RGA Americas, as a reciprocal jurisdiction reinsurer and as a certified reinsurer, as a means of reducing the burden of financing PBR, Regulation XXX and other types of reserves. The Company’s PBR and Regulation XXX statutory reserve requirements associated with term life business and other statutory reserve requirements continue to require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other funding mechanisms to support reserve credits of its U.S. domiciled operating company subsidiaries. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced, while the regulatory capital requirements for these subsidiaries would not change. The reduction in regulatory capital would not directly affect the Company’s consolidated shareholders’ equity under GAAP; however, it could affect the Company’s ability to write new business and retain existing business.

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
In the U.S., the introduction of the certified jurisdiction reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified jurisdiction reinsurer by the MDCI. In addition, the introduction of the reciprocal jurisdiction reinsurer has provided another way to manage collateral requirements. In 2022, RGA Americas was designated as a reciprocal jurisdiction reinsurer by the MDCI. These designations allow the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. In 2024, RGA Americas’ status as a reciprocal jurisdiction reinsurer has been approved by 21 states. In 2024, RGA International was also approved as a reciprocal jurisdiction reinsurer effective January 1, 2025.
Assets in Trust
    The Company enters into reinsurance treaties in the ordinary course of business. In some cases, if the credit rating and/or defined statutory measures of the Company declines to certain levels, the reinsurance treaty would require the Company to post collateral or additional collateral to secure the Company’s obligations under such reinsurance treaty, obtain guarantees, permit the ceding company to recapture such reinsurance treaty, or some other negotiated remedy. As of December 31, 2025, neither the Company nor its subsidiaries have been required to post additional collateral or have had a reinsurance treaty recaptured as a result of a credit downgrade or a defined statutory measure decline.
    In addition, certain reinsurance treaties require the Company to place assets in trust at the time of closing to collateralize its obligations to the ceding company. Assets placed in trust continue to be owned by the Company, but their beneficial ownership and use are restricted by the terms of the trust agreement. Securities with an amortized cost of $2.0 billion were held in trust for the benefit of the Company’s subsidiaries to satisfy collateral requirements for reinsurance business as of December 31, 2025. Additionally, securities with an amortized cost of $68.2 billion as of December 31, 2025, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary to another subsidiary, post additional collateral or make payments under a given reinsurance treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a reinsurance treaty, or loss of license or other regulatory authorization of such subsidiary. If the Company was ever required to move reinsurance from one subsidiary to another subsidiary, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional collateral may need to be posted or additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Reinsurance Operations
Reinsurance agreements generally provide for recapture of the policy risk assumed by the Company, whether due to a reinsurer default or insolvency or based on the type of product reinsured. Many reinsurance agreements where policy risk is assumed on a continual basis include the ability to terminate the agreement for future business while remaining in effect for policies already assumed. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business but would reduce premiums in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the reinsurance treaty. In some cases, the ceding company is required to pay the Company a recapture fee. In some situations, the Company has the right to place assets in trust for the benefit of the ceding company in lieu of recapture. Additionally, certain treaties may grant recapture rights to ceding companies in the event of a significant decrease in RGA Reinsurance’s NAIC RBC ratio or financial strength rating. The RBC ratio trigger varies by treaty. Financial strength rating triggers vary by reinsurance treaty with the majority of the triggers reached if the Company’s financial strength rating falls five notches from its current rating of “AA-” to the “BBB” level on the S&P scale. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business but would reduce premiums in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the reinsurance treaty. In some cases, the ceding company is required to pay the Company a recapture fee.

Guarantees
The Company has issued guarantees and or other forms of capital support to third parties, including state insurance regulators, on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, the Company or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide additional security, particularly in cases where the Company’s subsidiary is relatively new, unrated, or not of significant size, relative to the ceding company. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. The Company has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations.
RGA, Inc. and several of its subsidiaries, are obligors to various capital maintenance agreements with its subsidiaries. Under these agreements, the obligor guarantees for specified periods of time (depending on jurisdiction) that the applicable subsidiary will meet specified capital and surplus levels. Given the amount of business that has been and is expected to be written by the applicable subsidiaries benefiting from these agreements, the Company anticipates that the obligors will have sufficient liquidity and capital to meet any obligations under these agreements.
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
Off-Balance Sheet Arrangements
The Company has commitments to fund investments in limited partnerships, joint ventures, mortgage loans, lifetime mortgages, private placement investments and bank loans, including revolving credit agreements. See Note 17 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for additional information on the Company’s commitments to fund investments and other off-balance sheet arrangements.
The Company has not engaged in trading activities involving non-exchange-traded contracts reported at fair value, nor has it engaged in relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company.
Cash Flows
The Company’s principal cash inflows from its reinsurance operations include premiums and deposit funds received from ceding companies. The primary liquidity concerns with respect to these cash inflows are early recapture of the reinsurance contract by the ceding company and lapses of annuity products reinsured by the Company. The Company’s principal cash inflows from its invested assets result from investment income and the maturity and sales of invested assets. The primary liquidity concerns with respect to these cash inflows relate to the risk of default by issuers and interest rate volatility. The Company manages these risks very closely. See “Investments” and “Interest Rate Risk” below.
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include the following:
•Revolving credit facility – Drawing funds under a syndicated revolving credit facility, under which the Company had availability of $850 million as of December 31, 2025. As of December 31, 2025, the Company had no amounts outstanding under the revolving credit facility.
•Federal Home Loan Bank (“FHLB”) – The Company has $566 million of funds available through collateralized borrowings from the FHLB of Des Moines as of December 31, 2025.
•Facility Agreement for Senior Notes Issuances – On June 4, 2025, the Company entered into a facility agreement with a Delaware trust that gives the Company the right to issue to the trust, from time to time, over a 30-year period, up to $1 billion of its 6.722% senior notes due 2055 in exchange for a corresponding amount of U.S. Treasury securities held by the trust. By agreeing to purchase the senior notes in exchange for U.S. Treasury securities upon exercise of the issuance right, the trust will provide a source of liquid assets for the Company. There have been no senior note issuances by the Company under this facility agreement as of December 31, 2025.
•Committed Credit Facility – The Company’s subsidiaries, RGA Reinsurance Company and RGA Americas Reinsurance Company, Ltd. maintain a $200 million committed credit facility with a third-party financial institution to provide contingent capital to these entities.

As of December 31, 2025, the Company could have borrowed these additional amounts without violating any of its existing debt covenants. For additional information, including with respect to the Company’s four committed credit facilities and eight uncommitted letter of credit facilities, see Note 18 – “Financing Activities” in the Notes to Consolidated Financial Statements.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, share repurchases, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of, or the recoverability of future claims from such retrocessionaires. The Company’s management believes that its cash and cash equivalents along with its current sources of liquidity are adequate to meet its cash requirements for the next twelve months.
Summary of Primary Sources and Uses of Liquidity and Capital
    The Company’s primary sources and uses of liquidity and capital are summarized as follows (dollars in millions):

	For the years ended December 31,
	2025	2024	2023
Sources:
Net cash provided by operating activities	$4,091	$9,370	$4,044
Proceeds from long-term debt issuance, net	691	640	890
Treasury stock reissued	4	—	—
Change in cash collateral for derivatives and repurchase/reverse repurchase agreements	911	187	603
Change in deposit asset on reinsurance	181	268	227
Net deposits from investment-type policies and contracts	7,454	2,850	—
Effect of exchange rate changes on cash	47	—	—
Total sources	13,379	13,315	5,764

Uses:
Net cash used in investing activities	12,094	12,545	4,066
Dividends to shareholders	240	229	219
Principal payments of long-term debt	29	28	428
Purchases of treasury stock	174	27	227
Net withdrawals from investment-type policies and contracts	—	—	768
Effect of exchange rate changes on cash	—	130	13
Total uses	12,537	12,959	5,721
Net change in cash and cash equivalents	$842	$356	$43
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
Financing Cash Flows – The principal cash inflows from the Company’s financing activities come from issuances of debt and equity securities, and deposit funds associated with universal life and other investment type policies and contracts. The principal financing cash outflows are the repayments of debt and securitization notes, payments of dividends to shareholders, purchases of treasury stock, and withdrawals associated with universal life and other investment type policies and contracts. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.
Contractual Obligations
The following table summarizes the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Future policy benefits (1)	$81,977	$467	$1,220	$1,496	$78,794
Interest-sensitive contract liabilities (2)	139,550	5,457	13,406	15,684	105,003
Long-term debt, including interest	11,241	711	584	1,722	8,224
Other policy claims and benefits	3,011	3,011	—	—	—
Operating leases	109	41	27	19	22
Limited partnership interests and real estate joint ventures	1,683	1,683	—	—	—
Payables for collateral received under derivative transactions	338	338	—	—	—
Other investment related commitments	4,906	4,906	—	—	—
Total	$242,815	$16,614	$15,237	$18,921	$192,043
(1)Future policy benefits are primarily related to the Company’s reinsurance of life and health insurance products. The amounts presented in the table above represent the estimated benefit obligations as they become due, and also include estimated future premiums on policies in force, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. All estimated cash payments presented in the table above are undiscounted as to interest and gross of any reinsurance recoverable. The discounted liability amount of $66.4 billion included on the consolidated balance sheets is less than the sum of the undiscounted estimated cash flows of $82.0 billion shown above. The difference is substantially due to net obligations including estimated future premiums exceeding estimated policy benefit payments and allowances due to the nature of certain reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Total payments may vary materially from prior years due to the assumption of new reinsurance treaties or as a result of changes in projections of future experience.
(2)Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities, corporate-owned life insurance and funding agreement backed notes. The amounts in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. All amounts presented above are undiscounted as to interest, and include assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $139.6 billion exceeds the liability amount of $52.1 billion included on the consolidated balance sheets, and the difference is primarily related to the lack of discounting and to liabilities related to accounting conventions, which are not contractually due and are therefore excluded.
Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $2.6 billion, for which the Company cannot reliably determine the timing of payment.
The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2025, the Company had a net unfunded balance of $49 million related to qualified and nonqualified pension and other postretirement liabilities. See Note 15 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other postretirement benefits.
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
The Company’s asset-intensive products are primarily supported by investments in fixed maturity securities reflected on the Company’s consolidated balance sheets and under funds withheld arrangements with the ceding company. Investment guidelines are established to structure the investment portfolio based upon the type, duration and behavior of products in the liability portfolio so as to achieve targeted levels of profitability. The Company manages the asset-intensive business to provide a targeted spread between the interest rate earned on investments and the interest rate credited to the underlying interest-sensitive contract liabilities. The Company periodically reviews models projecting different interest rate scenarios and their effect on profitability. Certain of these asset-intensive agreements, primarily in the U.S. and Latin America and EMEA

Financial Solutions operating segments, are generally funded by fixed maturity securities that are withheld by the ceding company.
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $4.5 billion and $3.7 billion as of December 31, 2025 and 2024, respectively. Liquidity needs are determined from valuation analysis conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $68 million of FHLB common stock, which is included in other invested assets on the Company’s consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB was $1.3 billion as of December 31, 2025 and 2024, which is included in interest sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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

Portfolio Composition
The Company had total cash and invested assets of $134.6 billion and $101.4 billion as of December 31, 2025 and 2024, respectively, as illustrated below (dollars in millions):

	2025	% of Total	2024	% of Total
Fixed maturity securities available-for-sale	$101,769	75.7%	$77,617	76.6%
Equity securities	311	0.2	155	0.2
Mortgage loans	11,104	8.2	8,839	8.7
Policy loans	3,541	2.6	1,321	1.3
Funds withheld at interest	8,149	6.1	5,436	5.4
Limited partnerships and real estate joint ventures	3,747	2.8	3,067	3.0
Short-term investments	346	0.3	363	0.4
Other invested assets	1,514	1.1	1,242	1.2
Cash and cash equivalents	4,168	3.0	3,326	3.2
Total cash and invested assets	$134,649	100.0%	$101,366	100.0%
Investment Yield – Excluding Spread Related Business
The following table presents consolidated average invested assets at amortized cost, net investment income, investment yield, variable investment income (“VII”), and investment yield excluding VII, which can vary significantly from period to period (dollars in millions) for the years ended December 31, 2025, 2024 and 2023. The table excludes spread related business. Spread related business is primarily associated with contracts on which the Company earns an interest rate spread between assets and liabilities. To varying degrees, fluctuations in the yield on other spread related business are generally subject to corresponding adjustments to the interest credited on the liabilities.

	2025	2024	2023	2025 vs 2024	2024 vs 2023
Average invested assets at amortized cost	$45,645	$38,535	$35,921	$7,110	$2,614
Net investment income	$2,280	$1,856	$1,681	$424	$175
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.99%	4.82%	4.68%	17 bps	14 bps
VII (included in net investment income)	$108	$89	$139	$19	$(50)
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.96%	4.82%	4.50%	14 bps	32 bps
Investment yield increased between 2024 and 2025 primarily due to increased variable income from limited partnerships along with higher new money rates relative to the existing portfolio yield. Investment yield also increased between 2023 and 2024, primarily due to higher new money rates relative to the existing portfolio yield partially offset by decreased variable income from real estate joint ventures.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of December 31, 2025 and 2024.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. As of December 31, 2025 and 2024, approximately 94.3% and 94.6% of total fixed maturity securities were investment grade.
The Company owns floating rate securities that represented approximately 8.9% and 8.1% of total fixed maturity securities as of December 31, 2025 and 2024, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to enhance asset management strategies and match certain interest-sensitive contract liabilities.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 68.5% and 65.7% of total fixed maturity securities as of December 31, 2025 and 2024, respectively. See “Corporate Fixed Maturity Securities” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of December 31, 2025 and 2024.
    As of December 31, 2025 and 2024, the Company’s investments in Canadian government securities represented 5.1% and 6.5%, respectively, of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
As of December 31, 2025 and 2024, the Company’s investments in Japanese government securities represented 4.6% and 5.7%, respectively, of total fixed maturity securities. These assets are primarily long duration government bonds matching the liability profile of the Company’s Japanese business.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio as of December 31, 2025 and 2024 was as follows (dollars in millions):

		2025			2024
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$69,007	$64,571	63.4%	$54,543	$50,822	65.5%
2	BBB	32,330	31,423	30.9	24,023	22,565	29.1
3	BB	4,815	4,823	4.8	3,422	3,410	4.4
4	B	714	632	0.6	636	577	0.7
5	CCC and lower	356	294	0.3	246	221	0.3
6	In or near default	42	26	—	37	22	—
	Total	$107,264	$101,769	100.0%	$82,907	$77,617	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of December 31, 2025 and 2024 (dollars in millions):

	2025			2024
		Estimated Fair Value	% of Total		Estimated Fair Value	% of Total
	Amortized Cost			Amortized Cost
ABS:
Collateralized loan obligations (“CLOs”)	$2,486	$2,481	22.4%	$2,044	$2,044	23.7%
ABS, excluding CLOs	4,992	4,888	44.0	3,153	2,996	34.7
Total ABS	7,478	7,369	66.4	5,197	5,040	58.4
CMBS	2,179	2,162	19.5	2,344	2,267	26.3
RMBS:
Agency	359	324	2.9	394	344	4.0
Non-agency	1,256	1,245	11.2	1,018	973	11.3
Total RMBS	1,615	1,569	14.1	1,412	1,317	15.3
Total	$11,272	$11,100	100.0%	$8,953	$8,624	100.0%
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
As of December 31, 2025 and 2024, the Company classified approximately 13.5% and 11.2%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Lending and Repurchase/Reverse Repurchase Agreements” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities lending and repurchase/reverse repurchase agreements.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and U.K. based investments primarily in retail locations, light industrial properties, and commercial offices. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements. Mortgage loans in the Company’s portfolio range in size up to $57 million, with the average mortgage loan investment as of December 31, 2025, of $7 million.
    As of December 31, 2025 and 2024, the Company’s recorded investments in mortgage loans, gross of unamortized deferred loan origination fees and expenses, discounts and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	2025		2024
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$4,119	36.6%	$3,270	36.5%
South	3,689	32.7	2,864	32.0
Midwest	1,677	14.9	1,310	14.7
Northeast	793	7.0	675	7.5
Subtotal – U.S.	10,278	91.2	8,119	90.7
Canada	758	6.7	625	7.0
United Kingdom	232	2.1	208	2.3
Total	$11,268	100.0%	$8,952	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” and “Mortgage Loans” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.

Allowance for Credit Losses and Impairments
The table below summarizes investment related gains (losses), net, related to allowances for credit losses and impairments for the years ended December 31, 2025 and 2024 (dollars in millions):

	2025	2024
Change in allowance for credit losses on fixed maturity securities	$(112)	$(22)
Impairments on fixed maturity securities	(3)	(1)
Change in mortgage loan allowance for credit losses	(24)	(26)
Limited partnership and real estate joint ventures impairment losses	(41)	(23)
Other change in allowance for credit losses and impairments	(1)	(4)
Investment related gains (losses) related to credit losses and impairments	$(181)	$(76)
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
As of December 31, 2025 and 2024, the Company had $7.0 billion and $6.4 billion, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of December 31, 2025 and 2024.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld by the ceding company and are legally owned by the ceding company. The Company reflects these assets on its balance sheet as funds withheld at interest. Interest accrues on the total funds withheld at rates defined by the terms of the applicable reinsurance agreement. The Company is subject to the investment performance on such assets, although the Company does not directly control them because such assets are legally owned by the ceding company. To mitigate this risk, investment guidelines are commonly set in the reinsurance agreements which restrict the ceding company’s investment activity with respect to such assets. The Company monitors the ceding company’s compliance with these contractual restrictions. These assets are primarily fixed maturity investment securities and pose investment risks similar to the fixed maturity securities owned by the Company. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of December 31, 2025 and 2024. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
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

Based on data provided by ceding companies as of December 31, 2025 and 2024, funds withheld at interest totaled (dollars in millions):

	2025		2024
Underlying Security Type:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Segregated portfolios	$5,539	$5,294	$3,266	$2,965
Non-segregated portfolios	2,738	2,738	2,386	2,386
Embedded derivatives (1)	(128)	—	(216)	—
Total funds withheld at interest	$8,149	$8,032	$5,436	$5,351
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
Based on data provided by the ceding companies as of December 31, 2025 and 2024, segregated portfolios contained investments similar to those directly owned by the Company: primarily fixed maturity securities as well as commercial mortgage loans and derivatives. These assets pose risks similar to the investments the Company directly owns. Derivatives consist primarily of S&P 500 options that are used to hedge liabilities and interest credited for EIAs reinsured by the Company. The securities held within the segregated portfolios are primarily investment-grade, with an average rating of “A.” The average maturity for investments held within the segregated portfolios of funds withheld at interest is ten years or more. Interest accrues to the total funds withheld at rates defined by the treaty terms and the Company estimated the yields were approximately 5.11%, 5.85% and 5.12% for the years ended December 31, 2025, 2024 and 2023, respectively. Changes in these estimated yields are affected by changes in the fair value of equity options held in the funds withheld portfolio associated with EIAs. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding companies and monitors compliance.
Other Invested Assets
    Other invested assets primarily include lifetime mortgages, derivative contracts, FHLB common stock and real estate held for investment. See “Other Invested Assets” in Note 11 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2025 and 2024.
The Company holds $1,197 million and $984 million of beneficial interest in lifetime mortgages in the U.K., net of allowance for credit losses, as of December 31, 2025 and 2024, respectively. Investment income includes $58 million, $48 million and $39 million in interest income earned on lifetime mortgages for the years ended December 31, 2025, 2024 and 2023, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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
See Note 12 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of December 31, 2025 and 2024.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of December 31, 2025, the Company had credit exposure of $16 million.
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
    In addition to leading the ERM function, the CRO also chairs the Company’s Risk Management Steering Committee (“RMSC”), which includes senior management executives, including the CEO, the Chief Financial Officer (“CFO”), Chief Legal Officer, and the Chief Investment Officer, among others. The RMSC provides oversight for the Insurance, Market and Credit, Capital, and Operational, and Sustainability risk committees and retains direct risk oversight responsibilities for the following:
•Company’s global ERM framework, activities and issues.
•Identification, assessments and management of all established and emerging strategic risk exposures.
•Risk appetite statement, including the ongoing alignment of the risk appetite statement with the Company’s strategy and capital plans.
•Review, revise and approve RGA group-level strategic risk limits consistent with the risk appetite statement.
    The Insurance, Market and Credit, Capital, Operational, and Sustainability risk committees have direct oversight accountability for their respective risk areas including the identification, assessments, and management of established and emerging risk exposures and the review and approval of RGA group-level risk limits.
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
•Risk Appetite Statement: The Company’s current Risk Appetite and Tolerance Framework (“framework”) reflects the Company’s strategy and key aspects of its business. It defines the Company’s willingness and capacity to take on risk, considers the skills, resources and technology required to manage risk exposures in the context of risk appetite, and is inclusive of tolerance for loss or negative events that can be reasonably quantified. This framework also defines company-wide risk appetite and tolerance statements, details risk tolerance metrics and provides guidance in relation to risk tolerance utilization monitoring, breaches, and actions. It is then supported by more granular risk limits guiding the businesses to achieve the risk appetite.
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
•Business Specific Limits/Controls: These limits/controls provide additional safeguards against undesired risk exposures and are embedded in business processes. Examples include maximum retention limits, pricing and underwriting reviews, per issuer limits, concentration limits and standard treaty language.
Proactive risk monitoring and reporting enable early detection and mitigation of emerging risks. The RMSC and its subcommittees monitor adherence to risk limits through the ERM function, which reports regularly to the RMSC and the Board Risk Committee. The frequency of monitoring is tailored to the volatility assessment and relative priority of each risk. Risk escalation channels coupled with open communication lines enhance the mitigations explained above. The Company has devoted significant resources to developing its ERM program and expects to continue to do so in the future. Nonetheless, the Company’s policies and procedures to identify, manage, and monitor risks may not be fully effective. Many of the Company’s methods for managing risk are based on historical information, which may not be a good predictor of future risk exposures, such as the risk of a pandemic causing a large number of deaths. Management of operational, legal, and regulatory risk relies on policies and procedures that may not be fully effective under all scenarios.
Risk Categories – The Company groups its risks into the following categories: Insurance risk, Market and Credit risk, Capital risk, Operational risk and Strategic risk. Sustainability risks are integrated across all risk categories within RGA’s ERM framework. Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors.”
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
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises (or retrocessionaires) under excess coverage and coinsurance contracts. In individual life markets, the Company retains a maximum of $30 million of coverage per individual life. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, in certain limited situations due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $30 million per individual life.
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
    The Company accesses the markets each year for annual catastrophic coverage and reviews current coverage and pricing of current and alternate designs. The coverage may vary from year to year based on the Company’s perceived value of such protection. The current policy covers events involving five or more insured deaths from a single occurrence and covers $100 million of claims in excess of the Company’s $25 million deductible.
    The Company retains most of the inbound insurance risk. The Company manages the retained exposure proactively using various mitigating factors such as diversification and limits. Diversification is the primary mitigating factor of short-term volatility risk, but it also mitigates adverse impacts of changes in long-term trends and catastrophic events. The Company’s insured populations are dispersed globally, diversifying the insurance exposure because factors that cause actual experience to deviate materially from expectations do not affect all areas uniformly and synchronously or in close sequence. A variety of limits mitigate retained insurance risk. Examples of these limits include geographic exposure limits, which set the maximum amount of business that can be written in a given country, and jumbo limits, which prevent excessive coverage on a given individual.
    In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality and morbidity risk.
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
    The Company manages interest rate risk to optimize the return on the Company’s capital and to preserve the value created by its business operations within certain constraints. For example, certain management and monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net investment income. The Company manages its exposure to interest rates principally by managing the relative matching of the cash flows of its liabilities and assets as well as their relative variability.
The following table presents the account values, the weighted average interest-crediting rates and minimum guaranteed rate ranges for the contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2025 and 2024 (dollars in millions):

	Account Value		Current Weighted Average Interest Crediting Rate		Minimum Guaranteed Rate Ranges
Policyholder Account Balances	2025	2024	2025	2024	2025	2024
Fixed annuities (deferred)	$18,050	$15,938	3.95%	3.75%	0.01 - 12.00%	0.01 - 12.00%
Equity-indexed annuities	2,542	2,773	1.44	1.52	0.01 - 3.50%	0.01 - 3.50%
Bank-owned life insurance and universal life-type products	16,716	5,278	3.74	3.90	0.50 - 6.00%	1.50 - 6.00%

The following table presents the account values by each range of minimum guaranteed rate and the related range of difference, in basis points, between being credited to policyholders and the respective guaranteed minimums by class of interest-sensitive product as of December 31, 2025 and 2024 (dollars in millions):

		Account Value as of December 31, 2025
Policyholder Account Balances	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Point – 100 Basis Points Above	101 Basis Point – 150 Basis Points Above	Greater than 150 Basis Points	Total
Fixed annuities (deferred)	Less than 1.00%	$319	$—	$—	$—	$—	$319
	1.00 – 1.99%	803	11	6	18	22	860
	2.00 – 2.99%	825	8	27	—	—	860
	3.00 – 3.99%	3,853	2	8	4	2	3,869
	4.00% and Greater	12,114	28	—	—	—	12,142
	Total	$17,914	$49	$41	$22	$24	$18,050

Equity-indexed annuities	Less than 1.00%	$775	$—	$—	$—	$—	$775
	1.00 – 1.99%	592	—	—	—	—	592
	2.00 – 2.99%	891	—	—	—	—	891
	3.00 – 3.99%	284	—	—	—	—	284
	4.00% and Greater	—	—	—	—	—	—
	Total	$2,542	$—	$—	$—	$—	$2,542

Bank-owned life insurance and universal type products	Less than 1.00%	$115	$—	$—	$—	$845	$960
	1.00 – 1.99%	86	23	211	95	100	515
	2.00 – 2.99%	2,027	555	331	735	468	4,116
	3.00 – 3.99%	1,386	640	232	—	—	2,258
	4.00% and Greater	7,825	48	—	994	—	8,867
	Total	$11,439	$1,266	$774	$1,824	$1,413	$16,716

		Account Value as of December 31, 2024
Policyholder Account Balances	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Point – 100 Basis Points Above	101 Basis Point – 150 Basis Points Above	Greater than 150 Basis Points	Total
Fixed annuities (deferred)	Less than 1.00%	$223	$—	$—	$—	$—	$223
	1.00 – 1.99%	1,014	13	8	33	28	1,096
	2.00 – 2.99%	631	9	32	—	—	672
	3.00 – 3.99%	4,333	2	7	6	2	4,350
	4.00% and Greater	9,566	31	—	—	—	9,597
	Total	$15,767	$55	$47	$39	$30	$15,938

Equity-indexed annuities	Less than 1.00%	$686	$—	$—	$—	$—	$686
	1.00 – 1.99%	738	—	—	—	—	738
	2.00 – 2.99%	1,061	—	—	—	—	1,061
	3.00 – 3.99%	288	—	—	—	—	288
	4.00% and Greater	—	—	—	—	—	—
	Total	$2,773	$—	$—	$—	$—	$2,773

Bank-owned life insurance and universal type products	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	27	2	8	—	—	37
	2.00 – 2.99%	106	—	1	523	170	800
	3.00 – 3.99%	467	217	226	—	—	910
	4.00% and Greater	2,455	104	972	—	—	3,531
	Total	$3,055	$323	$1,207	$523	$170	$5,278
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life insurance policies are at risk if interest rates decline and remain relatively low for a period of time. Should portfolio yields decline, the spreads between investment portfolio yields and the interest rate credited to contract holders would deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2025, minimum guaranteed rates generally range from 0.01% to 12.00%, with an average guaranteed rate of approximately 3.53%. In 2024, minimum guaranteed rates range from 0.01% to 12.00%, with an average guaranteed rate of approximately 3.43%.
Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $21.6 billion and $16.0 billion of account balances are not subject to surrender charges as of December 31, 2025 and 2024, respectively, with substantially all of these already at their minimum guaranteed rates. As such, certain management and monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net investment income. During 2025 and 2024, the Company experienced a higher level of policyholder surrenders within the contracts with lower guaranteed minimum crediting rates due to the rising interest rate environment, although the volume of contracts with lower guaranteed minimum crediting rates is small relative to contracts with higher guaranteed minimum crediting rates.
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
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme changes in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as December 31, 2025 and 2024 (dollars in millions).

	December 31,
	2025	2024
No guaranteed minimum benefits	$614	$610
GMDB only	834	848
GMIB only	18	18
GMAB only	1	2
GMWB only	802	818
GMDB / WB	147	152
Other	14	13
Total variable annuity account values	$2,430	$2,461
Market risk benefits associated with living benefit riders	$54	$60
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

    Counterparty risk is the potential for the Company to incur losses due to a client, retrocessionaire or partner becoming distressed or insolvent. This includes run-on-the-bank risk and collection risk.
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
Generally, the Company’s insurance subsidiaries retrocede amounts in excess of their retention to the Company’s other insurance subsidiaries. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2025, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “B++ (good)” or better. A rating of “B++” is the fifth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been received by the Company as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
The Company retrocedes certain in force blocks and asset-intensive transactions, including retrocessions to Ruby Re, on a funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and establishes a funds withheld liability.
    The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of, or the recoverability of future claims from such retrocessionaires .
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
Foreign Currency Risk. Foreign currency risk is the risk of changes in level and volatility of currency exchange rates affect the profitability, value or solvency position of the Company. The Company manages its exposure to foreign currency risk principally by currency matching invested assets with the underlying liabilities to the extent practical. The Company has in place net investment hedges for a portion of its investments in its Canadian operations to reduce excess exposure to that currency. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in equity on the consolidated balance sheets.
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

	Unfavorable			Favorable
Year Ended December 31, 2025	-10%	-5%	–	+5%	+10%
Income before income taxes	$1,462	$1,501	$1,540	$1,579	$1,617
% change of income before income taxes from base	(5.0)%	(2.5)%	—%	2.5%	5.0%
$ change of income before income taxes from base	$(77)	$(39)	$—	$38	$77

	Unfavorable			Favorable
Year Ended December 31, 2024	-10%	-5%	–	+5%	+10%
Income before income taxes	$934	$957	$980	$1,004	$1,027
% change of income before income taxes from base	(4.8)%	(2.4)%	—%	2.4%	4.8%
$ change of income before income taxes from base	$(47)	$(23)	$—	$23	$47
Capital Risk
    Capital risk taxonomy encompasses six distinct risk categories that are evaluated on a quarterly basis to ensure comprehensive capital risk management. The risk categories, defined below, are capital, client recapture, collateral, financing, liquidity and tax.
Capital Risk. Capital risk is the risk of not having the appropriate amount of group or entity-level capital to conduct business today or in the future. The Company monitors capital risk exposure using relevant bases of measurement including, but not limited to economic, rating agency, and regulatory methodologies. Additionally, the Company regularly assesses risk related to collateral, foreign currency, financing, liquidity and tax.
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
The Company regularly monitors and assesses the risks related to client services, conduct, cyber and technology, financial operations, human capital, legal, model and resilience and third parties. Various insurance, market and credit, capital, sustainability and strategic risk obligations and concerns often intersect with the Company’s core operational process risk areas. Given the scope of the Company’s business and the number of countries in which it operates, this set of risks has the potential to affect the business locally, regionally, or globally. Operational risks are core to managing the Company’s brand and market confidence as well as maintaining its ability to acquire and retain the appropriate expertise to execute and operate the business.
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
Resilience and Third Parties Risk. Resilience and third parties risk is the risk associated with maintaining critical business operations and the selection and management of services provided by third parties. The Company’s global operational resilience process enables associates to identify potential impacts that threaten operations by providing the framework, policies and procedures for how the Company will maintain resilience within the defined impact tolerances.
Financial Operations Risk. Financial operations risk is the risk associated with the accuracy and timeliness of financial reporting and decision-making. Financial operations risk areas include administration, finance, investments and valuations.
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
Model Risk. Model risk is the risk of material deviations or actual losses different than the models and estimates used by the Company to evaluate its business, results of operations and financial condition, and to develop scenarios to evaluate the Company’s exposure to policyholder claims, potential investment portfolio losses and other risks. Model risk areas include governance and process failures, improper use and human error, infrastructure, and structure and design. The Company’s Model Risk Management Policy reflects company-wide guidance, standards, and framework. It actively manages and monitors risk through the framework’s governance processes, model lifecycle monitoring and inventory, model validation, risk assessments and risk reporting.
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
Key Relationships Risk. Key relationships risk is the risk related to key relationships with parties external to the Company. The Company’s reputation is a critical asset in successfully conducting business and therefore relationships with its primary stakeholders (including but not limited to business partners, shareholders, clients, rating agencies and regulators) are all carefully monitored.
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

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2025	December 31, 2024
Assets
Fixed maturity securities available-for-sale at fair value (amortized cost of $107,264 and $82,907; allowance for credit losses of $210 and $98)	$101,769	$77,617
Equity securities, at fair value	311	155
Mortgage loans (net of allowance for credit losses of $117 and $93)	11,104	8,839
Policy loans	3,541	1,321
Funds withheld at interest	8,149	5,436
Limited partnerships and real estate joint ventures	3,747	3,067
Short-term investments	346	363
Other invested assets	1,514	1,242
Total investments	130,481	98,040
Cash and cash equivalents	4,168	3,326
Accrued investment income	1,296	986
Premiums receivable and other reinsurance balances	4,475	3,898
Reinsurance ceded receivables and other	7,175	5,531
Deferred policy acquisition costs and other	6,079	5,543
Other assets	2,916	1,351
Total assets	$156,590	$118,675
Liabilities and Equity
Future policy benefits	$66,425	$53,368
Interest-sensitive contract liabilities	52,095	35,095
Market risk benefits, at fair value	234	223
Other policy claims and benefits	3,011	2,693
Other reinsurance balances	1,888	1,316
Income taxes	2,998	2,199
Funds withheld payable	6,805	5,017
Other liabilities	3,873	2,816
Long-term debt	5,710	5,042
Total liabilities	143,039	107,769
Commitments and contingent liabilities (See Note 17)
Equity:
Preferred stock (par value $$0.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $0.01 per share; 140,000,000 shares authorized; shares issued: 85,310,598 at both December 31, 2025 and December 31, 2024)	1	1
Additional paid-in-capital	2,640	2,600
Retained earnings	10,151	9,255
Treasury stock, at cost – 19,846,934 and 19,438,336 shares at December 31, 2025 and December 31, 2024	(2,013)	(1,889)
Accumulated other comprehensive income (loss)	2,682	849
Total Reinsurance Group of America, Inc. shareholders’ equity	13,461	10,816
Noncontrolling interest	90	90
Total equity	13,551	10,906
Total liabilities and equity	$156,590	$118,675
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	For the years ended December 31,
	2025	2024	2023
Revenues
Net premiums	$17,230	$17,843	$15,085
Net investment income	5,806	4,416	3,591
Investment related (losses), net	(245)	(745)	(481)
Other revenues	907	593	372
Total revenues	23,698	22,107	18,567
Benefits and expenses
Claims and other policy benefits	16,995	16,903	13,872
Future policy benefits remeasurement (gains) losses	—	(32)	(62)
Market risk benefits remeasurement (gains) losses	8	(44)	(10)
Interest credited	1,635	1,087	864
Policy acquisition costs and other insurance expenses	1,821	1,641	1,397
Other operating expenses	1,333	1,268	1,089
Interest expense	366	304	257
Total benefits and expenses	22,158	21,127	17,407
Income before income taxes	1,540	980	1,160
Provision for income taxes	351	256	251
Net income	1,189	724	909
Net income attributable to noncontrolling interest	7	7	7
Net income available to RGA, Inc. shareholders	$1,182	$717	$902

Earnings per share
Basic earnings per share	$17.94	$10.90	$13.60
Diluted earnings per share	17.69	10.73	13.44
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2025	2024	2023
Comprehensive income (loss)
Net Income	$1,189	$724	$909
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	140	(88)	184
Net unrealized investment gains (losses)	(281)	(858)	1,829
Effect of updating discount rates on future policy benefits	1,960	2,156	(499)
Change in instrument-specific credit risk for market risk benefits	—	(1)	(10)
Defined benefit pension and postretirement plan adjustments	14	9	(2)
Total other comprehensive income (loss), net of income taxes	1,833	1,218	1,502
Total comprehensive income	3,022	1,942	2,411
Comprehensive income attributable to noncontrolling interest	7	7	7
Total comprehensive income available to Reinsurance Group of America, Inc.	$3,015	$1,935	$2,404
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)

	RGA, Inc. Shareholders’ Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	1	2,502	8,169	(1,720)	(1,871)	7,081	90	7,171
Change in equity of noncontrolling interest							(7)	(7)
Net income			902			902	7	909
Other comprehensive income, net of income taxes					1,502	1,502		1,502
Dividends to shareholders, $3.30 per share			(219)			(219)		(219)
Share repurchase program				(200)		(200)		(200)
Employee benefit plans, net of shares withheld for taxes		42	(47)	20		15		15
Balance, December 31, 2023	1	2,544	8,805	(1,900)	(369)	9,081	90	9,171
Change in equity of noncontrolling interest							(7)	(7)
Net income			717			717	7	724
Other comprehensive income, net of income taxes					1,218	1,218		1,218
Dividends to shareholders, $3.48 per share			(229)			(229)		(229)
Share repurchase program				—		—		—
Employee benefit plans, net of shares withheld for taxes		56	(38)	11		29		29
Balance, December 31, 2024	1	2,600	9,255	(1,889)	849	10,816	90	10,906
Change in equity of noncontrolling interest							(7)	(7)
Net income			1,182			1,182	7	1,189
Other comprehensive income, net of income taxes					1,833	1,833		1,833
Dividends to shareholders, $3.64 per share			(240)			(240)		(240)
Share repurchase program				(125)		(125)		(125)
Employee benefit plans, net of shares withheld for taxes		40	(46)	1		(5)		(5)
Balance, December 31, 2025	$1	$2,640	$10,151	$(2,013)	$2,682	$13,461	$90	$13,551
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$1,182	$717	$902
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(123)	(132)	(99)
Premiums receivable and other reinsurance balances	(422)	(397)	(537)
Deferred policy acquisition costs and other	(441)	(322)	(490)
Reinsurance ceded receivables and other	67	231	(209)
Future policy benefits, other policy claims and benefits and other reinsurance balances	4,347	8,811	4,142
Income taxes	351	(61)	211
Funds withheld payable	(228)	(123)	49
Other assets and other liabilities, net	(388)	257	68
Amortization of net investment premiums, discounts and other	(271)	(214)	(127)
Income from limited partnerships and real estate joint ventures	(193)	(96)	(181)
Investment related losses, net	245	745	481
Future policy benefits remeasurement gains	—	(32)	(62)
Market risk benefits remeasurement (gains) losses	8	(44)	(10)
Depreciation and amortization expense	43	46	41
Other, net	(86)	(16)	(135)
Net cash provided by operating activities	4,091	9,370	4,044
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	27,690	28,153	8,195
Purchases of fixed maturity securities available-for-sale	(37,745)	(40,662)	(12,647)
Maturities of fixed maturity securities available-for-sale	1,239	1,219	967
Sales of equity securities	59	7	1
Purchases of equity securities	(150)	(6)	(5)
Principal payments on mortgage loans	930	640	436
Cash invested in mortgage loans	(3,175)	(1,906)	(1,280)
Net deposits in funds withheld at interest	529	274	352
Sales of limited partnerships and real estate joint ventures	546	258	474
Purchases of limited partnerships and real estate joint ventures	(1,073)	(578)	(551)
Sales of short-term investments	1,014	772	353
Purchases of short-term investments	(1,530)	(1,017)	(601)
Maturities of short-term investments	714	343	187
Change in other invested assets	(276)	(28)	102
Purchase of note receivable	(1,012)	—	—
Principal payment on note receivable	3	—	—
Other, net	143	(14)	(49)
Net cash used in investing activities	(12,094)	(12,545)	(4,066)
Cash flows from financing activities
Dividends to shareholders	(240)	(229)	(219)
Proceeds from long-term debt issuance, net	691	640	890
Principal payments of long-term debt	(29)	(28)	(428)
Purchases of treasury stock	(174)	(27)	(227)
Treasury stock reissued	4	—	—
Change in cash collateral for derivatives and repurchase/reverse repurchase agreements	911	187	603
Change in deposit asset on reinsurance	181	268	227
Deposits on investment-type policies and contracts	12,097	7,581	2,860
Withdrawals on investment-type policies and contracts	(4,643)	(4,731)	(3,628)
Net cash provided by financing activities	8,798	3,661	78
Effect of exchange rate changes on cash	47	(130)	(13)
Change in cash and cash equivalents	842	356	43
Cash and cash equivalents, beginning of period	3,326	2,970	2,927
Cash and cash equivalents, end of period	$4,168	$3,326	$2,970

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Interest paid	$255	$213	$217
Income taxes paid, net of refunds	252	78	298
Non-cash investing activities:
Transfer of invested assets	16,915	9,642	2,006
Right-of-use assets acquired through operating leases	10	1	—
Non-cash financing activities:
Non-cash deposits on reinsurance	1,900	637	2,792
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2025, 2024 and 2023
Note 1   BUSINESS AND BASIS OF PRESENTATION
Business
Reinsurance Group of America, Incorporated (“RGA” and, collectively with its subsidiaries, the “Company”) is an insurance holding company that was formed on December 31, 1992. The Company is engaged in providing traditional reinsurance, which includes individual and group life and health, disability, and critical illness reinsurance. The Company also provides financial solutions, which includes longevity reinsurance, asset-intensive products, primarily annuities, financial reinsurance, capital solutions, pension risk transfer (“PRT”) and stable value products.
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
Life and health premiums are recognized as revenue when due from the insured and are reported net of amounts retroceded. Benefits and expenses are reported net of amounts retroceded and are associated with earned premiums so that profits are recognized over the life of the related contract. Other revenue includes items such as certain treaty recapture fees related to short duration products, fees associated with financial reinsurance and policy charges on interest-sensitive and investment-type products that the Company reinsures. Any fees that are collected in advance of the period benefited are deferred and recognized over the period benefited.
The Company reinsures medical, disability, life and other products for a fixed period of short-duration, typically one to three years. Premiums for short-duration products are recognized over the coverage period in proportion to the amount of insurance protection provided.
For certain reinsurance transactions involving the reinsurance of in force blocks of business, the ceding company pays a premium equal to the initial required reserve (future policy benefit). In such transactions, for income statement presentation, the Company nets the expense associated with the establishment of the reserve against the premiums from the transaction.
Premiums related to pension risk transfer transactions are recognized when due and partially offset by an increase in the liability for future policy benefits.
Revenues for interest-sensitive and investment-type products consist of investment income, policy charges for the cost of insurance, policy administration and surrender charges that have been assessed against policy account balances during the period. Interest-sensitive contract liabilities for these products represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expenses include claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest is credited to policyholder account balances according to terms of the policies or contracts.
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
Premium Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it accrues premium based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e., allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2025 or 2024.
Future Policy Benefits
Utilizing the net premium model, a liability for future policy benefits for life, pension risk transfer transactions and long-term health business is established to meet the estimated future benefits to be paid on assumed life and health reinsurance in force less the present value of estimated future net premiums to be collected. The liability is estimated using the Company’s mortality, morbidity and persistency assumptions that reflect the Company’s historical experience, industry data, cedant specific experience and discount rates based on the current yields of upper-medium grade fixed income instruments. These assumptions vary with the characteristics of the transaction, the year the risk was assumed, age of the insured and other appropriate factors. The Company reviews actual and anticipated experience compared to the assumptions used to establish policy benefits on a quarterly basis and will update those assumptions if evidence suggests that they should be revised. The Company completed its annual review and any necessary updates of cash flow assumptions used to calculate the liability for future policy benefits during the third quarter of 2025 and 2024. Updates may occur in other quarters if information becomes available during the quarter that indicates an assumption update is necessary.
Liabilities for future benefits for annuities in the payout phase have been established in an amount adequate to meet the estimated future obligations on policies in force using expected mortality, discount rates and other assumptions. These assumptions vary with the characteristics of the plan of insurance, year of issue, age of insured and other appropriate factors. The mortality assumptions are based on the Company’s historical experience, industry data and cedant specific experience.
A deferred profit liability is established when the insurance benefit extends beyond the period in which premiums are collected, and the gross premium exceeds the net premium. The deferred profit liability is generally amortized in proportion to insurance in force for traditional life insurance and expected future benefits for annuity contracts. The deferred profit liability is included in the liabilities for future policy benefits, and the amortization of the deferred profit liability is recognized as a reduction in claims and other policy benefits.
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
Unpaid Claims and Claim Expense – Short-Duration Contracts
The Company provides reinsurance of medical, disability, life and other products for a fixed period of short-duration, typically one to three years. Under the short-duration insurance accounting model, claims or benefits are recognized when insured events occur, based on the ultimate cost to settle the claim, and are adjusted to reflect changes in estimates during the life of the contract. The estimated cost to settle the claim is based on actuarial assumptions for similar claims. The Company also establishes an incurred but not reported (“IBNR”) liability based on historical reporting patterns. Unpaid claims and claim expense for short-duration contracts are included in other reinsurance balances on the consolidated balance sheets.
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

Cost of Reinsurance
For assumed and ceded long-duration reinsurance contracts that transfer significant insurance risk, the difference between the net consideration exchanged and the net liabilities assumed or ceded is considered the net cost of reinsurance at the inception of the reinsurance contract. The net cost of reinsurance may result in a deferred gain or a deferred loss. A deferred gain is recorded in future policy benefits and amortized through other revenues on a basis consistent with the methodologies and assumptions used for amortizing unearned revenue liability. A deferred loss is recorded in deferred policy acquisition costs and other and amortized through policy acquisition costs and other insurance expenses on a basis consistent with the methodologies and assumptions used for amortizing deferred policy acquisition costs.
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
Mortgage Loans
Mortgage loans are carried at unpaid principal balances, net of any unamortized premium or discount, unamortized balance of loan origination fees and expenses, and allowance for credit losses. Interest income is accrued on the principal amount of the mortgage loan based on its contractual interest rate. Amortization of premiums, discounts, and loan origination fees are recorded using the effective yield method. The Company accrues interest on commercial mortgage loans until it is probable the Company will not receive interest, or the loan is 90 days past due. The Company accrues interest on residential mortgage loans until it is probable the company will not receive interest, or the loan is greater than 60 days past due. Interest income, amortization of premiums, accretion of discounts, amortization of loan origination fees and prepayment fees are reported in net investment income.
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
Limited partnerships, in which the Company has a minor ownership interest in or virtually no influence over the investee’s operations, are primarily carried at estimated fair value. If a readily determinable fair value is not available, the Company uses the net asset value (“NAV”) per share. Changes in estimated fair value are included in investment related gains (losses), net. Certain other limited partnerships are carried at cost less impairment.
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
Real estate held for investment, including related improvements, is carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the property. The Company’s real estate held for investment is primarily acquired upon foreclosure of mortgage loans and is recorded at estimated fair value at the time of foreclosure. The carrying value of real estate held for investment is adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded in investment related gains (losses), net.
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
The Company participates in repurchase/reverse repurchase programs whereby securities, reflected as investments on the Company’s consolidated balance sheets, are sold to third parties. In return, the Company purchases securities from the third parties. Under the agreements the Company’s value of the securities sold is generally equal to 100% to 117% of the estimated fair value of the securities purchased. The securities purchased under reverse repurchase agreements are not reflected on the Company’s consolidated balance sheets. Securities sold under such transactions may be sold or re-pledged by the transferee.
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
Mortgage Loans
Allowance for credit losses on commercial and residential mortgage loans are computed on an expected loss basis using a model that utilizes probability of default and loss given default methods over the lifetime of the loan. Within the reasonable and supportable forecast period, the allowance for credit losses for mortgage loans is established based on several pool-level loan assumptions, defaults and loss severity, loss expectations for loans with similar risk characteristics and industry statistics. These evaluations are revised as conditions change and new information becomes available. The evaluation also includes the impact of expected changes in future macro-economic conditions. When individual loans no longer have similar credit risk characteristics of the commercial mortgage loan pool, they are removed from the pool and are evaluated individually for an allowance.
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
Commercial mortgage loans are continuously monitored by reviewing property type, property location, vintage, loan specific credit quality, occupancy, macroeconomic factors, financing conditions, appraisals, and other factors.
Commercial mortgage loans are rated for the purpose of quantifying the level of risk. Loans are placed on a watch list when the debt service coverage ratio (“DSCR”) falls below certain thresholds and the loan-to-value (“LTV”) ratio exceeds certain thresholds. Loans on the watch list are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.
Residential mortgage loans have a primary credit quality indicator of either a performing or a nonperforming loan. We define nonperforming residential mortgage loans as those that are 60 or more days past due and/or is nonaccrual status, which is assessed monthly. Generally, nonperforming residential mortgage loans have a higher risk of experiencing a credit loss.
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
Accounting and Financial Statement Presentation of Derivatives
Derivatives are carried on the Company’s consolidated balance sheets primarily in other invested assets or other liabilities, at fair value. Certain derivatives are subject to master netting provisions and reported as a net asset or liability. On the date a derivative contract is executed, the Company designates the derivative as (1) a fair value hedge, (2) a cash flow hedge, (3) a net investment hedge in a foreign operation or (4) freestanding derivatives held for other risk management purposes, which primarily involve managing asset or liability risks associated with the Company’s reinsurance treaties that do not qualify for hedge accounting.
Changes in the fair value of freestanding derivative instruments, which do not receive accounting hedge treatment, are primarily reflected in investment related gains (losses), net.
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
Other Acquired Intangible Assets
Other acquired intangibles are reported in other assets and primarily represent intangibles and licenses acquired through the Company’s acquisition of service and technology oriented companies in an effort to both support its clients and generate new future revenue streams. Other acquired intangible assets are amortized using the straight-line method over the estimated useful life of 10 to 15 years, with amortization included in other operating expenses. Each year the Company reviews other acquired intangibles to determine the recoverability of these balances. Other acquired intangibles totaled approximately $6 million and $8 million as of December 31, 2025 and 2024, respectively.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to seven years for leasehold improvements, and from three to seven years for all other property and equipment. The property, equipment and leasehold improvements totaled $350 million and $325 million as of December 31, 2025 and 2024, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed at least annually for indicators of impairment in value. Unamortized computer software costs were $130 million and $125 million as of December 31, 2025 and 2024, respectively.
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
Other Liabilities
Other liabilities primarily include investments in transit, separate accounts, employee benefits, cash collateral received on derivative positions and derivatives in a liability position.
Foreign Currency Translation
Assets, liabilities and results of foreign operations are recorded based on the functional currency of each foreign operation. The determination of the functional currency is based on economic facts and circumstances pertaining to each foreign operation. The Company’s material functional currencies are the U.S. dollar, Canadian dollar, British pound, Australian dollar, Japanese yen, Korean won, Euro and South African rand. The translation of the functional currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using weighted average exchange rates during each year. Gains or losses, net of applicable deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, in AOCI until the underlying functional currency operation is sold or substantially liquidated.
Equity Based Compensation
The Company expenses the fair value of stock awards included in its incentive compensation plans. The fair value of the award is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to additional paid-in-capital in shareholders’ equity, and stock based compensation expense is reflected in other operating expenses.
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
	December 31, 2025	The adoption of the new standard was applied prospectively to the current period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 14 – Income Tax for in the new disclosures. The adoption of the new standard expanded the Company’s disclosures but had no impact on its results of operations or financial position.
Description	Anticipated Date of Adoption	Effect on the Consolidated Financial Statements
Standards not yet adopted:
Disaggregation of Income Statement Expenses
This standard requires disclosure, in the notes to the financial statements, of specific information about certain costs and expenses. Early adoption is permitted.
	December 31, 2027	The adoption of the new standard will be applied retrospectively to all periods presented in the year of adoption. The adoption of the new standard will expand the Company’s disclosures but will have no impact on its results of operations or financial position.
Note 4   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	2025	2024	2023
Earnings:
Net income (numerator for basic and diluted calculations)	$1,189	$724	$909
Less: Net income attributable to noncontrolling interest	7	7	7
Net income available to RGA, Inc. shareholders	$1,182	$717	$902
Shares:
Weighted average outstanding shares (denominator for basic calculations)	65.9	65.8	66.3
Equivalent shares from outstanding stock awards	0.9	1.1	0.8
Diluted shares (denominator for diluted calculations)	66.8	66.9	67.1
Earnings per share:
Basic	$17.94	$10.90	$13.60
Diluted	17.69	10.73	13.44
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
Traditional Business
Significant assumptions used to compute the liability for future policy benefits for the Traditional business include mortality, morbidity, lapse rates and discount rates (both accretion and current). During 2025 and 2024, the Company completed its annual assumptions review resulting in a $183 million and $39 million increase in the Company’s liability for future policy benefits for its Traditional business during 2025 and 2024, respectively. The increase in the liability in 2025 and 2024 was primarily the result of updating the mortality and lapse assumptions used to measure the liability for future policy benefits. The Company also updated the underlying market data used to determine the current discount rate resulting in changes to the discount rate assumption used to measure the net liability for future policy benefits.
The following tables provide the balances of and changes in the Company’s liability for future policy benefits for long-duration reinsurance contracts for its Traditional business, which primarily consists of individual life, group life and critical illness reinsurance, for the years ended December 31, 2025 and 2024 (dollars in millions):

For the year ended December 31, 2025:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$77,881	$20,928	$15,911	$44,801
Effect of changes in cash flow assumptions	(352)	570	38	150
Effect of actual variances from expected experience	(501)	319	757	(1,037)
Adjusted balance, beginning of year	77,028	21,817	16,706	43,914
Issuances (1)	7,283	616	1,544	6,466
Interest accrual (2)	3,570	759	601	1,293
Net premiums collected (3)	(7,241)	(977)	(1,913)	(2,501)
Derecognition (4)	(812)	—	—	—
Foreign currency translation	—	1,032	1,415	1,034
Ending balance at original discount rate	79,828	23,247	18,353	50,206
Effect of changes in discount rate assumptions	(7,828)	(4,917)	(2,777)	(12,504)
Balance, end of period	$72,000	$18,330	$15,576	$37,702

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$90,711	$24,309	$17,365	$49,712
Effect of changes in cash flow assumptions	(381)	561	261	148
Effect of actual variances from expected experience	(499)	319	738	(1,126)
Adjusted balance, beginning of year	89,831	25,189	18,364	48,734
Issuances (1)	7,283	616	1,544	6,466
Interest accrual (2)	4,279	974	649	1,474
Benefit payments (5)	(5,871)	(1,078)	(1,750)	(2,181)
Derecognition (4)	(812)	—	—	—
Foreign currency translation	—	1,195	1,556	1,079
Ending balance at original discount rate	94,710	26,896	20,363	55,572
Effect of changes in discount rate assumptions	(10,025)	(4,423)	(3,342)	(14,991)
Balance, end of period	$84,685	$22,473	$17,021	$40,581

Liability for future policy benefits	$12,685	$4,143	$1,445	$2,879
Less: reinsurance recoverable	(821)	(254)	(15)	(74)
Net liability for future policy benefits	$11,864	$3,889	$1,430	$2,805

Weighted average duration of the liability (in years)	11	14	8	15
Weighted average interest accretion rate	4.7%	3.7%	3.5%	2.8%
Weighted average current discount rate	5.5%	5.1%	5.6%	4.7%
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new insurance contracts that became effective during the current period and new policies assumed on existing contracts.
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

For the year ended December 31, 2024:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$76,943	$22,689	$15,328	$42,741
Effect of changes in cash flow assumptions	67	(592)	187	975
Effect of actual variances from expected experience	(455)	333	593	368
Adjusted balance, beginning of year	76,555	22,430	16,108	44,084
Issuances (1)	5,844	549	1,144	3,965
Interest accrual (2)	3,494	741	532	1,140
Net premiums collected (3)	(6,230)	(994)	(1,513)	(2,258)
Derecognition (4)	(1,776)	—	—	—
Foreign currency translation	(6)	(1,798)	(360)	(2,130)
Ending balance at original discount rate	77,881	20,928	15,911	44,801
Effect of changes in discount rate assumptions	(8,683)	(4,042)	(2,767)	(12,583)
Balance, end of period	$69,198	$16,886	$13,144	$32,218

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$89,036	$26,275	$16,756	$47,370
Effect of changes in cash flow assumptions	36	(620)	212	1,048
Effect of actual variances from expected experience	(639)	331	601	289
Adjusted balance, beginning of year	88,433	25,986	17,569	48,707
Issuances (1)	5,844	549	1,135	3,989
Interest accrual (2)	4,078	955	574	1,305
Benefit payments (5)	(5,853)	(1,085)	(1,501)	(2,024)
Derecognition (4)	(1,783)	—	—	—
Foreign currency translation	(8)	(2,096)	(412)	(2,265)
Ending balance at original discount rate	90,711	24,309	17,365	49,712
Effect of changes in discount rate assumptions	(10,975)	(3,323)	(3,101)	(14,891)
Balance, end of period	$79,736	$20,986	$14,264	$34,821

Liability for future policy benefits	$10,538	$4,100	$1,120	$2,603
Less: reinsurance recoverable	(810)	(263)	(22)	(74)
Net liability for future policy benefits	$9,728	$3,837	$1,098	$2,529

Weighted average duration of the liability (in years)	11	14	8	15
Weighted average interest accretion rate	4.6%	3.6%	3.4%	2.7%
Weighted average current discount rate	5.7%	4.8%	5.6%	4.7%
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new insurance contracts that became effective during the current period and new policies assumed on existing contracts.
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
The Company’s Traditional business actual-to-expected variances and the effects of changes in cash flow and discount rate assumptions for the years ended December 31, 2025 and 2024 are summarized in the tables below:

For the year ended December 31, 2025:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$14.9 billion	$(29) million	$2 million	$95 million

Canada – Traditional	$3.6 billion	$(9) million	None	$(225) million

Europe, Middle East and Africa – Traditional	$2.0 billion	$223 million	$(19) million	$(231) million

Asia Pacific – Traditional	$5.4 billion	$(2) million	$(89) million	$(179) million

For the year ended December 31, 2024:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$12.8 billion	$(31) million	$(184) million	$(1.2) billion

Canada – Traditional	$3.4 billion	$(28) million	$(2) million	$(152) million

Europe, Middle East and Africa – Traditional	$1.5 billion	$25 million	$8 million	$(115) million

Asia Pacific – Traditional	$4.9 billion	$73 million	$(79) million	$(343) million

Financial Solutions Business
Significant assumptions used to compute the liability for future policy benefits for the Financial Solutions business include mortality, morbidity, lapse rates and discount rates (both accretion and current). During 2025 and 2024, the Company completed its annual assumptions review resulting in a $24 million decrease and $20 million increase in the Company’s liability for future policy benefits for its Financial Solutions business, respectively. The decrease in the liability in 2025 and 2024 were primarily the result of updating the lapse and mortality assumptions used to measure the liability for future policy benefits. The Company also updated the underlying market data used to determine the current discount rate resulting in changes to the discount rate assumption used to measure the net liability for future policy benefits.
The following tables provide the balances of and changes in the Company’s liability for future policy benefits, including the deferred profit liability related to the longevity business, for its Financial Solutions business, which primarily consists of longevity reinsurance, asset-intensive products (primarily annuities), financial reinsurance and pension risk transfer transactions, for the years ended December 31, 2025 and 2024 (dollars in millions):

For the year ended December 31, 2025:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,346	$3,614	$71,360	$2,758
Effect of changes in cash flow assumptions	—	—	(409)	—
Effect of actual variances from expected experience	(15)	(31)	23	(119)
Adjusted balance, beginning of year	1,331	3,583	70,974	2,639
Issuances (1)	4,488	—	17,304	2,705
Interest accrual (2)	73	130	2,867	37
Net premiums collected (3)	(3,265)	(363)	(9,882)	(3,313)
Derecognition (4)	—	—	(257)	—
Foreign currency translation	—	168	6,253	38
Ending balance at original discount rate	2,627	3,518	87,259	2,106
Effect of changes in discount rate assumptions	(180)	(212)	(9,187)	(712)
Balance, end of period	$2,447	$3,306	$78,072	$1,394

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$9,489	$7,934	$78,290	$14,626
Effect of changes in cash flow assumptions	—	—	(433)	—
Effect of actual variances from expected experience	(15)	(28)	9	(128)
Adjusted balance, beginning of year	9,474	7,906	77,866	14,498
Issuances (1)	4,522	—	17,304	2,724
Interest accrual (2)	574	350	3,180	339
Benefit payments (5)	(1,182)	(474)	(6,683)	(663)
Derecognition (4)	—	—	(257)	—
Foreign currency translation	—	378	6,743	(28)
Ending balance at original discount rate	13,388	8,160	98,153	16,870
Effect of changes in discount rate assumptions	(378)	(240)	(10,078)	(4,250)
Balance, end of period	$13,010	$7,920	$88,075	$12,620

Cumulative amount of fair value hedging adjustments	1	—	—	—

Liability for future policy benefits	$10,564	$4,614	$10,003	$11,226
Less: reinsurance recoverable	(3,073)	—	—	—
Net liability for future policy benefits	$7,491	$4,614	$10,003	$11,226

Weighted average duration of the liability (in years)	9	12	9	13
Weighted average interest accretion rate	4.4%	4.1%	3.7%	1.9%
Weighted average current discount rate	5.3%	4.9%	5.3%	4.5%
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new insurance contracts that became effective during the current period and new policies assumed on existing contracts.
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

For the year ended December 31, 2024:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,455	$3,184	$54,832	$2,057
Effect of changes in cash flow assumptions	12	—	(93)	1
Effect of actual variances from expected experience	73	(7)	1,081	(2)
Adjusted balance, beginning of year	1,540	3,177	55,820	2,056
Issuances (1)	2,807	5,346	21,381	7,995
Interest accrual (2)	45	131	1,947	29
Net premiums collected (3)	(3,046)	(4,752)	(5,846)	(7,100)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(288)	(1,942)	(222)
Ending balance at original discount rate	1,346	3,614	71,360	2,758
Effect of changes in discount rate assumptions	(254)	(187)	(8,636)	(294)
Balance, end of period	$1,092	$3,427	$62,724	$2,464

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$6,843	$3,210	$60,938	$8,019
Effect of changes in cash flow assumptions	20	—	(90)	10
Effect of actual variances from expected experience	67	(7)	1,081	(9)
Adjusted balance, beginning of year	6,930	3,203	61,929	8,020
Issuances (1)	2,934	5,372	21,381	7,995
Interest accrual (2)	382	276	2,169	191
Benefit payments (5)	(757)	(423)	(5,114)	(460)
Derecognition (4)	—	—	—	—
Foreign currency translation	—	(494)	(2,075)	(1,120)
Ending balance at original discount rate	9,489	7,934	78,290	14,626
Effect of changes in discount rate assumptions	(651)	5	(9,531)	(1,880)
Balance, end of period	$8,838	$7,939	$68,759	$12,746

Cumulative amount of fair value hedging adjustments	(7)	—	—	—

Liability for future policy benefits	$7,739	$4,512	$6,035	$10,282
Less: reinsurance recoverable	(1,373)	—	—	—
Net liability for future policy benefits	$6,366	$4,512	$6,035	$10,282

Weighted average duration of the liability (in years)	8	13	10	14
Weighted average interest accretion rate	4.0%	4.5%	3.1%	1.5%
Weighted average current discount rate	5.6%	4.7%	5.2%	3.1%
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new insurance contracts that became effective during the current period and new policies assumed on existing contracts.
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
The Company’s Financial Solutions business actual-to-expected variances (including the effects of model updates) and the effects of changes in cash flow and discount rate assumptions for the years ended December 31, 2025 and 2024 are summarized in the tables below:

For the year ended December 31, 2025:
Segment	Net liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$10.8 billion	None	None	$199 million

Canada – Financial Solutions	$4.6 billion	None	$3 million	$(220) million

Europe, Middle East and Africa – Financial Solutions	$10.9 billion	$(24) million	$(14) million	$4 million

Asia Pacific – Financial Solutions	$14.8 billion	None	$(9) million	$(2.0) billion

For the year ended December 31, 2024:
Segment	Net liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$8.1 billion	$8 million	$(6) million	$(237) million

Canada – Financial Solutions	$4.3 billion	None	None	$189 million

Europe, Middle East and Africa – Financial Solutions	$6.9 billion	$3 million	None	$(242) million

Asia Pacific – Financial Solutions	$11.9 billion	$9 million	$(7) million	$(814) million

Reconciliation and Other Disclosures
The reconciliation of the rollforward of the liability for future policy benefits to the consolidated balance sheets as of December 31, 2025 and 2024 is as follows (dollars in millions):

	December 31,
	2025	2024
Liability for future policy benefits included in the rollforwards:
Traditional:
U.S. and Latin America	$12,685	$10,538
Canada	4,143	4,100
Europe, Middle East and Africa	1,445	1,120
Asia Pacific	2,879	2,603
Financial Solutions:
U.S. and Latin America	10,564	7,739
Canada	4,614	4,512
Europe, Middle East and Africa	10,003	6,035
Asia Pacific	11,226	10,282
Other long-duration contracts	116	126
Claims liability and incurred but not reported claims	5,981	5,338
Additional liability	341	68
Unearned revenue liability	802	907
Cost of reinsurance liability	1,626	—
Total liability for future policy benefits	$66,425	$53,368

The amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for the liability for future policy benefits included in the rollforwards as of December 31, 2025 and 2024 is as follows (dollars in millions):

	December 31,
	2025		2024
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future gross premiums
Traditional:
U.S. and Latin America	$193,287	$86,206	$181,714	$82,173
Canada	59,175	22,771	52,016	21,009
Europe, Middle East and Africa	31,190	17,281	27,238	14,697
Asia Pacific	120,767	47,790	102,816	40,890
Financial Solutions:
U.S. and Latin America	5,220	3,287	2,768	1,719
Canada	5,522	3,644	5,815	3,795
Europe, Middle East and Africa	158,975	79,323	124,890	63,744
Asia Pacific	4,905	3,119	4,838	3,450

Expected future policy benefit payments
Traditional:
U.S. and Latin America	$200,770	$84,685	$190,089	$79,736
Canada	59,841	22,473	53,540	20,986
Europe, Middle East and Africa	31,801	17,021	27,218	14,264
Asia Pacific	116,138	40,581	99,885	34,821
Financial Solutions:
U.S. and Latin America	25,496	13,010	15,358	8,838
Canada	17,647	7,920	17,381	7,939
Europe, Middle East and Africa	173,768	88,075	134,336	68,759
Asia Pacific	28,660	12,620	23,199	12,746
The amount of gross premiums and interest expense recognized in the consolidated statements of income for the liability for future policy benefits included in the rollforwards for the years ended December 31, 2025 and 2024 is as follows (dollars in millions):

	Gross Premiums		Interest Expense
	December 31,		December 31,
	2025	2024	2025	2024
Traditional:
U.S. and Latin America	$6,553	$6,392	$709	$584
Canada	1,132	1,117	215	214
Europe, Middle East and Africa	1,807	1,485	48	42
Asia Pacific	3,154	2,874	181	165
Financial Solutions:
U.S. and Latin America	473	2,979	501	337
Canada	188	166	220	145
Europe, Middle East and Africa	1,227	924	313	222
Asia Pacific	457	224	302	162
Total	$14,991	$16,161	$2,489	$1,871
During the year ended December 31, 2025, the Company incurred a charge of $117 million due to net premiums exceeding gross premiums for one cohort in the U.K. (EMEA Traditional segment) as a result of updating the mortality assumptions in that period. No material charge was incurred during the year ended December 31, 2024, due to net premiums exceeding gross premiums.

Note 6 POLICYHOLDER ACCOUNT BALANCES
The following tables provide the balances of and changes in the Company’s liability for its policyholder account balances, reflected in interest-sensitive contract liabilities, for the years ended December 31, 2025 and 2024 (dollars in millions):

Year ended December 31, 2025:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$3,273	$16,432	$4,285
Deposits	424	11,667	3,997
Policy charges	(340)	(461)	(18)
Surrenders and withdrawals	(102)	(1,654)	(389)
Benefit payments	(109)	(603)	(349)
Interest credited	172	805	234
Foreign currency translation	—	—	44
Balance, end of period	3,318	26,186	7,804
Less: reinsurance recoverable	—	(2,616)	—
Balance, end of period, after reinsurance	$3,318	$23,570	$7,804

Weighted average crediting rate	3.2%	3.6%	4.3%
Net amount at risk (1)	$24,786	$132,399	$—
Cash surrender value	$3,310	$25,916	$7,426

Year ended December 31, 2024:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$1,612	$17,838	$3,990
Deposits	1,883	544	1,693
Policy charges	(191)	(81)	(142)
Surrenders and withdrawals	(25)	(1,988)	(967)
Benefit payments	(124)	(456)	(354)
Interest credited	118	575	124
Foreign currency translation	—	—	(59)
Balance, end of period	3,273	16,432	4,285
Less: reinsurance recoverable	—	(2,797)	—
Balance, end of period, after reinsurance	$3,273	$13,635	$4,285

Weighted average crediting rate	3.1%	3.5%	3.9%
Net amount at risk (1)	$34,133	$6,509	$—
Cash surrender value	$3,268	$16,284	$3,879
(1)    Net amount at risk is defined as the guaranteed amount less the account value as of the balance sheet date. The balance represents the amount of the claim the Company would incur if death claims were filed on all contracts on the balance sheet date.
Information regarding the Company’s policyholder account balances as of December 31, 2025 and 2024, is as follows (dollars in millions):

	December 31,
	2025	2024
Policyholder account balances included in the rollforwards:
Traditional:
U.S. and Latin America	$3,318	$3,273
Financial Solutions:
U.S. and Latin America	26,186	16,432
Asia Pacific	7,804	4,285
Other policyholder account balances
U.S. and Latin America – Financial Solutions	38	36
Total policyholder account balances	$37,346	$24,026

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums as of December 31, 2025 and 2024 is as follows (dollars in millions):

	December 31, 2025
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$775	$—	$—	$—	$—	$775
	1.00 – 1.99%	59	2	8	—	—	69
	2.00 – 2.99%	110	—	—	1	—	111
	3.00 – 3.99%	500	7	114	—	—	621
	4.00% and Greater	701	48	—	993	—	1,742
	Total	$2,145	$57	$122	$994	$—	$3,318

U.S. and Latin America – Financial Solutions	Less than 1.00%	$115	$—	$—	$—	$845	$960
	1.00 – 1.99%	1,010	33	208	113	122	1,486
	2.00 – 2.99%	2,933	562	358	735	468	5,056
	3.00 – 3.99%	4,023	635	127	4	2	4,791
	4.00% and Greater	13,865	28	—	—	—	13,893
	Total	$21,946	$1,258	$693	$852	$1,437	$26,186

Asia Pacific – Financial Solutions	Less than 1.00%	$319	$—	$—	$—	$—	$319
	1.00 – 1.99%	413	—	—	—	—	413
	2.00 – 2.99%	701	—	—	—	—	701
	3.00 – 3.99%	1,000	—	—	—	—	1,000
	4.00% and Greater	5,371	—	—	—	—	5,371
	Total	$7,804	$—	$—	$—	$—	$7,804

	December 31, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$686	$—	$—	$—	$—	$686
	1.00 – 1.99%	54	2	8	—	—	64
	2.00 – 2.99%	106	—	—	1	—	107
	3.00 – 3.99%	488	7	116	—	—	611
	4.00% and Greater	728	104	973	—	—	1,805
	Total	$2,062	$113	$1,097	$1	$—	$3,273

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,278	13	8	33	28	1,360
	2.00 – 2.99%	1,208	9	32	522	170	1,941
	3.00 – 3.99%	3,609	213	117	6	2	3,947
	4.00% and Greater	9,154	30	—	—	—	9,184
	Total	$15,249	$265	$157	$561	$200	$16,432

Asia Pacific – Financial Solutions	Less than 1.00%	$223	$—	$—	$—	$—	$223
	1.00 – 1.99%	448	—	—	—	—	448
	2.00 – 2.99%	486	—	—	—	—	486
	3.00 – 3.99%	989	—	—	—	—	989
	4.00% and Greater	2,139	—	—	—	—	2,139
	Total	$4,285	$—	$—	$—	$—	$4,285

Note 7   UNPAID CLAIMS AND CLAIM EXPENSE – SHORT DURATION CONTRACTS
Liabilities for Unpaid Claims and Claim Expense
The Company uses several actuarial methods to compute incurred-but-not reported liabilities. These methods use historical claim reporting patterns to develop a triangle of reported claim amounts. The claim triangle is then used to develop the ultimate claims amount and the incurred-but-not reported liabilities. Expected claim methods use exposure data such as premiums to develop the ultimate claim amount. The final method blends the estimates from the development and the expected claim methods. There were no significant changes in methodologies during 2025.
The following tables provide information on incurred and paid claims development, net of retrocession, for short-duration reinsurance contracts for the Company’s U.S. and Latin America and Asia Pacific Traditional segments, which primarily relate to group life and health (including disability) business. The short-duration business for the Company’s other segments is immaterial. Liabilities for claims and claims adjustment expenses, net of reinsurance, equals total incurred claims less cumulative paid claims plus outstanding liabilities prior to 2016.
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

U.S. and Latin America											As of
(dollars in millions)											December 31, 2025
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	501	500	501	497	497	498	499	500	501	501	$—
2017		485	514	509	504	503	504	503	503	502	—
2018			538	538	524	517	520	519	519	519	—
2019				491	473	456	453	453	452	452	—
2020					469	426	415	415	415	414	1
2021						509	492	493	492	494	1
2022							519	480	475	472	1
2023								543	535	532	9
2024									536	552	46
2025										622	234
									Total	5,060

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	185	393	437	451	460	467	472	477	480	483
2017		190	403	448	462	468	474	478	482	485
2018			183	415	465	479	489	494	497	500
2019				180	372	418	428	432	435	438
2020					159	356	388	394	399	402
2021						177	414	454	469	479
2022							182	395	444	452
2023								179	437	490
2024									177	447
2025										205
							Total			4,381
			All outstanding claims prior to 2016, net of reinsurance							103
		Liabilities for claims and claim adjustment expense, net of reinsurance								$782
(1)2016 – 2024 unaudited.

Asia Pacific											As of
(dollars in millions)											December 31, 2025
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)											Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$216	$195	$201	$208	$208	$205	$206	$206	$207	$208	$2
2017		201	203	203	206	194	192	194	194	195	1
2018			240	256	251	240	234	234	236	236	2
2019				240	248	255	246	248	246	250	3
2020					142	138	139	142	143	144	6
2021						66	60	60	61	61	3
2022							91	95	99	105	7
2023								128	133	140	20
2024									126	139	34
2025										137	83
									Total	$1,615

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$36	$93	$126	$145	$158	$168	$177	$183	$188	$193
2017		34	82	109	129	144	156	165	171	177
2018			30	101	139	167	187	202	213	219
2019				36	97	133	170	190	202	215
2020					21	52	78	93	102	111
2021						8	22	33	40	45
2022							11	41	59	75
2023								21	58	92
2024									17	65
2025										27
								Total		$1,219
			All outstanding claims prior to 2016, net of reinsurance							96
			Liabilities for claims and claim adjustment expense, net of reinsurance							$492
(1)2016 – 2024 unaudited.
The following is unaudited supplementary information about average historical claims duration as of December 31, 2025:

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
U.S. and Latin America	36.1%	45.5%	9.2%	2.4%	1.5%	0.9%	0.8%	0.7%	0.6%	0.5%
Asia Pacific	14.6%	26.7%	17.3%	11.8%	7.5%	5.7%	4.6%	2.9%	2.6%	2.2%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claims Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense in the consolidated balance sheet as of December 31, 2025, is as follows (dollars in millions):

2025
Liabilities for claims and claim adjustment expense, net of reinsurance:
U.S. and Latin America	$782
Asia Pacific	492
Liabilities for claims and claim adjustment expense, net of reinsurance	1,274
Adjustments to reconcile to total policy claims:
Reinsurance recoverable	8
Effect of discounting	(106)
Unallocated claims adjustment expense	10
Total adjustments	(88)
Other short-duration contracts not included in the tables above:
U.S. and Latin America	207
Canada	454
Europe, Middle East and Africa	1,040
Asia Pacific	124
Total liability for unpaid claims and claim adjustment expense	$3,011
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in other policy claims and benefits on the Company’s consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	2025	2024
Balance, beginning of year	$2,693	$2,730
Less: reinsurance recoverable	(53)	(80)
Net balance, beginning of year	2,640	2,650
Incurred:
Current year	1,806	1,459
Prior years	47	(37)
Total incurred	1,853	1,422
Payments:
Current year	(608)	(438)
Prior years	(1,111)	(902)
Total payments	(1,719)	(1,340)
Other changes:
Interest accretion	44	35
Foreign exchange adjustments	150	(127)
Total other changes	194	(92)

Net balance, end of period	2,968	2,640
Plus: reinsurance recoverable	43	53
Balance, end of period	$3,011	$2,693
Incurred claims associated with prior periods are primarily due to the development of claims for prior years being different than anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

Note 8 MARKET RISK BENEFITS
The following table provides the balances of and changes in the Company’s market risk benefits for the years ended December 31, 2025 and 2024 (dollars in millions):

	U.S. and Latin America – Financial Solutions
	For the year ended December 31,
	2025	2024
Balance, beginning of year	$206	$249
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	209	253
Interest accrual	9	11
Attributed fees collected	24	25
Benefit payments	—	(1)
Effect of changes in future assumptions	—	3
Effect of changes in interest rates	(3)	(48)
Effect of changes in equity markets	(39)	(38)
Effect of changes in volatility	2	—
Other market impacts	(5)	(13)
Actual policyholder behavior different from expected behavior	20	17
Balance, end of period, before effect of changes in the instrument-specific credit risk	217	209
Effect of changes in the instrument-specific credit risk	(2)	(3)
Balance, end of period	215	206
Less: reinsurance recoverable	—	—
Balance, end of period, after reinsurance	$215	$206

Net amount at risk	$1,191	$1,250
Weighted average attained age of contract holders (in years)	72	71
The reconciliation of the rollforward for market risk benefits to the consolidated balance sheets as of December 31, 2025 and 2024 is as follows (dollars in millions):

	December 31,			December 31,
	2025			2024
	Asset (1)	Liability	Net	Asset (1)	Liability	Net
U.S. and Latin America – Financial Solutions	$19	$234	$(215)	$17	$223	$(206)
Total market risk benefits	$19	$234	$(215)	$17	$223	$(206)
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
During the years ended December 31, 2025 and 2024, there were no material changes made to the inputs in the market risk benefit calculations, and nonfinancial assumptions were unchanged.

Note 9   DEFERRED POLICY ACQUISITION COSTS AND OTHER
Deferred policy acquisition costs and other on the consolidated balance sheets include deferred policy acquisition costs and cost of reinsurance assets.
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Traditional business for the years ended December 31, 2025 and 2024 (dollars in millions):

For the year ended December 31, 2025:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,986	$157	$354	$1,178
Capitalization	305	12	137	160
Amortization expense	(224)	(11)	(58)	(67)
Foreign currency translation	1	8	45	14
Balance, end of period	$3,068	$166	$478	$1,285

For the year ended December 31, 2024:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,191	$173	$347	$1,098
Capitalization	970	9	70	167
Amortization expense	(174)	(11)	(49)	(58)
Foreign currency translation	(1)	(14)	(14)	(29)
Balance, end of period	$2,986	$157	$354	$1,178
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Financial Solutions business for the years ended December 31, 2025 and 2024 (dollars in millions):

For the year ended December 31, 2025:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$506	$20	$—	$324
Capitalization	55	—	—	263
Amortization expense	(53)	—	—	(64)
Foreign currency translation	—	1	—	2
Balance, end of period	$508	$21	$—	$525

For the year ended December 31, 2024:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$552	$—	$—	$250
Capitalization	6	21	—	122
Amortization expense	(52)	—	—	(45)
Foreign currency translation	—	(1)	—	(3)
Balance, end of period	$506	$20	$—	$324

The reconciliation of deferred policy acquisition costs included in the rollforwards to deferred policy acquisition costs and other on the consolidated balance sheets as of December 31, 2025 and 2024 is as follows (dollars in millions):

	December 31,
	2025	2024
Deferred policy acquisition costs included in the rollforwards:
Traditional:
U.S. and Latin America	$3,068	$2,986
Canada	166	157
Europe, Middle East and Africa	478	354
Asia Pacific	1,285	1,178
Financial Solutions:
U.S. and Latin America	508	506
Canada	21	20
Europe, Middle East and Africa	—	—
Asia Pacific	525	324
Other deferred policy acquisition costs:
Corporate and Other	15	18
Total deferred policy acquisition costs	6,066	5,543
Cost of reinsurance asset	13	—
Total deferred policy acquisition costs and other	$6,079	$5,543
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
Retrocession reinsurance treaties do not relieve the Company from its obligations to the ceding companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of the insurance and reinsurance companies from which it assumes and to which it cedes reinsurance. Allowances would be established for amounts deemed uncollectible. At December 31, 2025 and 2024, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2025, all rated retrocession pool participants followed by the A.M. Best Company were rated “B++ (good)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires in the pool that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
Ruby Reinsurance Company (Ruby Re), a Missouri-domiciled life reinsurance company to reinsure U.S. asset-intensive business was launched with the Company as a sponsor. The Company, which is not an investor in Ruby Re, does not consolidate the entity. As of December 31, 2025, the Company has a ceded reinsurance recoverable from Ruby Re of approximately $4.5 billion.
Excluding amounts retroceded to Ruby Re, three major reinsurance companies account for approximately 32% of reinsurance ceded receivables and other as of December 31, 2025.
As of December 31, 2025 and 2024, $6 million and $4 million of claims recoverable were in excess of 90 days past due, respectively. Also included in the total reinsurance ceded receivables and other is a deposit asset on reinsurance of $2.6 billion and $2.8 billion as of December 31, 2025 and 2024, respectively.

The effect of reinsurance on net premiums is as follows (dollars in millions):

Years ended December 31,	2025	2024	2023
Direct insurance	$291	$2,919	$1,477
Reinsurance assumed	17,482	15,573	14,281
Reinsurance ceded	(543)	(649)	(673)
Net premiums	$17,230	$17,843	$15,085
The effect of reinsurance on claims and other policy benefits and future policy benefits remeasurement gains and losses is as follows (dollars in millions):

Years ended December 31,	2025	2024	2023
Direct insurance	$587	$3,257	$1,577
Reinsurance assumed	16,936	13,997	12,912
Reinsurance ceded	(528)	(383)	(679)
Net claims and other policy benefits and future policy benefits remeasurement gains and losses	$16,995	$16,871	$13,810
The effect of reinsurance on life reinsurance in force is shown in the following schedule (dollars in millions):

	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2025	$809	$4,334,693	$64,802	$4,270,700	101.5%
December 31, 2024	863	3,878,640	71,887	3,807,616	101.9%
December 31, 2023	924	3,704,061	69,242	3,635,743	101.9%
Funds Withheld
Certain of the Company’s retrocession agreements, including those with Ruby Re, are on a modco or funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and established a funds withheld liability. Net investment income related to the funds withheld assets is reported in other reinsurance expense and net realized gains (losses) related to the assets are reported net of the amount that is passed on to the assuming company. The following assets were held in support of the Company’s funds withheld arrangements and are reported in the line items shown in the consolidated balance sheets as of December 31, 2025 and 2024 (dollars in millions):

	For the years ended December 31,
	2025	2024
Fixed maturity securities available-for-sale	$4,033	$2,615
Equity securities	2	2
Mortgage loans	821	451
Funds withheld at interest	1,360	1,466
Real estate joint ventures	88	54
Short-term investments and cash and cash equivalents	60	89
Accrued investment income	50	31
Net other assets	1	—
Net assets	$6,415	$4,708
Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. The Company had a $6,805 million and $5,017 million funds withheld payable, net of an embedded derivative asset of $58 million and $160 million as of December 31, 2025 and 2024, respectively.
Assumed Reinsurance
At December 31, 2025 and 2024, respectively, the Company provided approximately $31.5 billion and $32.2 billion of financial reinsurance, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, to other insurance companies under financial reinsurance or capital solutions transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance treaties, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all, or a portion of, the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business but would reduce premiums in subsequent periods. Additionally, some reinsurance treaties give the ceding company the right to require the Company to place assets in trust for their benefit to support the ceding company’s statutory reserve credits, in the event of a downgrade of the Company’s credit ratings and or other statutory measure to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2025, neither the Company nor its subsidiaries have been required to post additional collateral or have had a reinsurance treaty recaptured as a result of credit downgrade or defined statutory measure decline.
Certain reinsurance treaties require the reinsurer to place assets in trust to collateralize the reinsurer’s obligation to the ceding company. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $2.0 billion and $3.1 billion were held in trust for the benefit of the Company’s subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2025 and 2024, respectively. Additionally, securities with an amortized cost of $68.2 billion and $47.1 billion as of December 31, 2025 and 2024, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary to another subsidiary, post additional collateral or make payments under a given reinsurance treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a reinsurance treaty, or loss of license or other regulatory authorization of such subsidiary. If the Company was ever required to move reinsurance from one subsidiary to another subsidiary, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional collateral may need to be posted or additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Note 11  INVESTMENTS
Fixed Maturity Securities Available-for-Sale
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), Japanese government and agencies (“Japanese government”), Korean government and agencies (“Korean government”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). ABS, CMBS and RMBS are collectively referred to as “structured securities.”
The following tables provide information relating to investments in fixed maturity securities by type as of December 31, 2025 and 2024 (dollars in millions):

December 31, 2025:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$72,736	$189	$1,142	$3,952	$69,737	68.5%
Canadian government	4,920	—	286	106	5,100	5.1
Japanese government	6,516	—	1	1,816	4,701	4.6
Korean government	1,407	—	1	96	1,312	1.3
ABS	7,478	21	69	157	7,369	7.2
CMBS	2,179	—	35	52	2,162	2.1
RMBS	1,615	—	26	72	1,569	1.5
U.S. government	3,508	—	27	248	3,287	3.3
State and political subdivisions	737	—	2	79	660	0.6
Other foreign government	6,168	—	83	379	5,872	5.8
Total fixed maturity securities	$107,264	$210	$1,672	$6,957	$101,769	100.0%

December 31, 2024:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$54,705	$82	$642	$4,274	$50,991	65.7%
Canadian government	4,655	—	412	51	5,016	6.5
Japanese government	5,319	—	1	875	4,445	5.7
Korean government	837	—	14	5	846	1.1
ABS	5,197	15	42	184	5,040	6.5
CMBS	2,344	1	22	98	2,267	2.9
RMBS	1,412	—	12	107	1,317	1.7
U.S. government	2,734	—	11	281	2,464	3.2
State and political subdivisions	789	—	3	99	693	0.9
Other foreign government	4,915	—	42	419	4,538	5.8
Total fixed maturity securities	$82,907	$98	$1,201	$6,393	$77,617	100.0%
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers, including certain agencies, greater than 10% of the Company’s equity are disclosed below, as of December 31, 2025 and 2024 (dollars in millions):

	2025		2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Japanese government	$6,516	$4,701	$5,319	$4,445
U.S. government	3,508	3,287	2,734	2,464
Korean government	1,407	1,312	837	846
Canadian province of Quebec	1,642	1,764	1,537	1,741
Canadian province of Ontario	1,066	1,120	1,117	1,207
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of December 31, 2025, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$2,696	$2,628
Due after one year through five years	14,912	14,956
Due after five years through ten years	16,639	16,776
Due after ten years	61,745	56,309
Structured securities	11,272	11,100
Total	$107,264	$101,769

Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of December 31, 2025 and 2024 (dollars in millions):

December 31, 2025:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$21,367	$20,489	29.4%
Industrial	39,381	37,839	54.3
Utility	11,988	11,409	16.3
Total	$72,736	$69,737	100.0%

December 31, 2024:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$17,905	$16,673	32.7%
Industrial	28,267	26,476	51.9
Utility	8,533	7,842	15.4
Total	$54,705	$50,991	100.0%
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
The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the years ended December 31, 2025 and 2024 (dollars in millions):

	Corporate	ABS	CMBS	Total
For the year ended December 31, 2025:
Balance, beginning of period	$82	$15	$1	$98
Credit losses with no previous allowance	90	6	—	96
Securities disposed	(12)	—	—	(12)
Change in credit losses with a previous allowance	29	—	(1)	28
Foreign currency translation	—	—	—	—
Balance, end of period	$189	$21	$—	$210

	Corporate	ABS	CMBS	Total
For the year ended December 31, 2024:
Balance, beginning of period	$62	$12	$1	$75
Credit losses with no previous allowance	56	—	—	56
Securities disposed	(30)	—	—	(30)
Change in credit losses with a previous allowance	(7)	3	—	(4)
Foreign currency translation	1	—	—	1
Balance, end of period	$82	$15	$1	$98
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
The following tables present the estimated fair value and gross unrealized losses for the 5,968 and 6,401 fixed maturity securities for which both the estimated fair value had declined and remained below amortized cost and an allowance for credit loss has not been recorded as of December 31, 2025 and 2024 (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
December 31, 2025:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$10,591	$255	$22,666	$3,635	$33,257	$3,890
Canadian government	1,096	34	426	72	1,522	106
Japanese government	1,274	209	3,351	1,607	4,625	1,816
Korean government	1,145	92	78	4	1,223	96
ABS	2,324	15	1,149	141	3,473	156
CMBS	—	—	705	50	705	50
RMBS	—	—	562	72	562	72
U.S. government	406	1	542	247	948	248
State and political subdivisions	73	1	451	78	524	79
Other foreign government	1,382	26	1,901	350	3,283	376
Total investment grade securities	18,291	633	31,831	6,256	50,122	6,889
Below investment grade securities:
Corporate	652	25	258	31	910	56
Korean government	—	—	—	—	—	—
ABS	19	1	—	—	19	1
Other foreign government	—	—	13	3	13	3
Total below investment grade securities	671	26	271	34	942	60
Total fixed maturity securities	$18,962	$659	$32,102	$6,290	$51,064	$6,949

	Less than 12 months		12 months or greater		Total
December 31, 2024:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$14,741	$529	$18,851	$3,682	$33,592	$4,211
Canadian government	286	5	469	46	755	51
Japanese government	2,037	192	2,365	683	4,402	875
Korean government	6	1	77	3	83	4
ABS	940	19	1,730	159	2,670	178
CMBS	333	4	980	91	1,313	95
RMBS	354	7	593	100	947	107
U.S. government	792	15	656	266	1,448	281
State and political subdivisions	155	7	417	92	572	99
Other foreign government	1,402	41	1,739	341	3,141	382
Total investment grade securities	21,046	820	27,877	5,463	48,923	6,283
Below investment grade securities:
Corporate	347	7	347	50	694	57
Korean government	—	—	6	1	6	1
ABS	101	1	40	5	141	6
Other foreign government	—	—	124	37	124	37
Total below investment grade securities	448	8	517	93	965	101
Total fixed maturity securities	$21,494	$828	$28,394	$5,556	$49,888	$6,384
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

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	For the years ended December 31,
	2025	2024	2023
Fixed maturity securities available-for-sale	$4,693	$3,541	$2,753
Equity securities	8	6	6
Mortgage loans	542	401	324
Policy loans	120	56	54
Funds withheld at interest	320	341	317
Limited partnerships and real estate joint ventures	193	96	181
Short-term investments and cash and cash equivalents	161	182	99
Other invested assets	(9)	(11)	21
Investment income	6,028	4,612	3,755
Investment expense	(222)	(196)	(164)
Net investment income	$5,806	$4,416	$3,591
As of December 31, 2025, the Company held non-income producing securities with amortized costs, net of allowances, of $161 million and estimated fair values of $165 million. As of December 31, 2024, the Company held non-income producing securities with amortized costs, net of allowances, of $144 million and estimated fair values of $159 million. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults.
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	For the years ended December 31,
	2025	2024	2023
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$(112)	$(22)	$(38)
Impairments on fixed maturity securities	(3)	(1)	(3)
Realized gains on investment activity	210	194	72
Realized losses on investment activity	(335)	(811)	(275)
Net gains (losses) on equity securities	8	1	(1)
Change in mortgage loan allowance for credit losses	(24)	(26)	(16)
Limited partnerships and real estate joint ventures impairment losses	(41)	(23)	—
Change in fair value of certain limited partnership investments	—	39	48
Net gains (losses) on freestanding derivatives	57	(229)	(129)
Net gains (losses) on embedded derivatives	(14)	116	(163)
Other change in allowance for credit losses and impairments	(1)	(4)	(4)
Other, net	10	21	28
Total investment related gains (losses), net	$(245)	$(745)	$(481)

Collateral Arrangements
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of invested assets as collateral. Pledged invested assets are included in the condensed consolidated balance sheets. Invested assets received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of December 31, 2025 and 2024, none of the collateral received had been sold or repledged.
The Company also holds invested assets on deposit to meet regulatory requirements and holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties.
The following table includes invested assets on deposit, invested assets pledged and received as collateral, assets in trust held to satisfy collateral requirements and FHLB common stock restricted as to sale as of December 31, 2025 and 2024 (dollars in millions):

	2025		2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Invested assets on deposit (regulatory deposits)	$10	$9	$10	$8
Invested assets pledged as collateral	1,739	1,527	1,200	1,046
Invested assets received as collateral	n/a	2,620	n/a	2,233
Assets in trust held to satisfy collateral requirements	68,241	65,154	47,162	44,473
FHLB common stock restricted as to sale	68	68	71	71
Securities Lending and Repurchase/Reverse Repurchase Agreements
The following table provides the estimated fair value of securities relating to securities lending and repurchase/reverse repurchase agreements as of December 31, 2025 and 2024 (dollars in millions):

	2025			2024
	Securities Loaned(1)	Securities Borrowed(2)	Cash Collateral Received(3)	Securities Loaned(1)	Securities Borrowed(2)	Cash Collateral Received(3)
Securities lending transactions	$831	$1,058	$—	$836	$1,093	$—
Repurchase/reverse repurchase transactions	2,623	682	1,783	1,781	688	982
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

The following table presents the estimated fair value of securities by the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of December 31, 2025 and 2024 (dollars in millions):

	December 31, 2025					December 31, 2024
	Remaining Contractual Maturity of the Agreements					Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$357	$71	$428	$—	$75	$7	$333	$415
Japanese government	—	—	—	310	310	—	227	—	75	302
ABS	—	—	25	—	25	—	—	17	3	20
CMBS	—	—	37	—	37	—	—	46	—	46
RMBS	—	—	10	—	10	—	—	13	6	19
U.S. government	—	—	—	—	—	—	—	—	8	8
State and political subdivisions	—	—	—	—	—	—	—	—	6	6
Other foreign government	—	—	15	6	21	—	—	—	20	20
Total	—	—	444	387	831	—	302	83	451	836
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	1,336	1,336	—	—	—	527	527
Canadian government	—	—	—	12	12	—	—	—	—	—
Japanese government	—	—	203	175	378	—	—	214	144	358
ABS	—	—	11	137	148	—	—	27	251	278
CMBS	—	—	49	227	276	—	—	49	184	233
RMBS	—	—	42	47	89	—	—	7	42	49
U.S. government	—	—	4	273	277	—	—	—	257	257
Other foreign government	—	—	—	107	107	—	—	—	79	79
Total	—	—	309	2,314	2,623	—	—	297	1,484	1,781
Total transactions	$—	$—	$753	$2,701	$3,454	$—	$302	$380	$1,935	$2,617
Mortgage Loans
The Company invests in both commercial and residential mortgage loans in the U.S. (91.2%), Canada (6.7%), and U.K. (2.1%). As of December 31, 2025, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (12.4%), Texas (9.6%) and Utah (5.7%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.
The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of December 31, 2025 and 2024 (dollars in millions):

	2025		2024
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial:
Office	$1,800	16.0%	$1,717	19.2%
Retail	3,455	30.7	2,925	32.7
Industrial	3,549	31.5	2,714	30.3
Apartment	1,356	12.0	1,121	12.5
Hotel	500	4.4	443	4.9
Other commercial	161	1.4	32	0.4
Total commercial	10,821	96.0	8,952	100.0
Residential	447	4.0	—	—
Recorded investment	11,268	100.0%	8,952	100.0%
Unamortized loan origination fees and discount	(47)		(20)
Allowance for credit losses	(117)		(93)
Total mortgage loans	$11,104		$8,839

The following table presents the maturities of the Company’s recorded investment in mortgage loans as of December 31, 2025 and 2024 (dollars in millions):

	2025		2024
	Recorded Investment	% of Total	Recorded Investment	% of Total
Commercial:
Due within five years	$4,563	42.2%	$3,984	44.5%
Due after five years through ten years	5,225	48.3	3,959	44.2
Due after ten years	1,033	9.5	1,009	11.3
Total commercial	$10,821	100.0%	$8,952	100.0%

Residential:
Due within five years	$184	41.2%	$—	—%
Due after five years through ten years	—	—	—	—
Due after ten years	263	58.8	—	—
Total residential	$447	100.0%	$—	—%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in commercial mortgage loans as of December 31, 2025 and 2024 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2025:
Loan-to-Value Ratio
0% – 59.99%	$4,799	$162	$79	$—	$5,040	46.5%
60% – 69.99%	3,084	168	79	—	3,331	30.8
70% – 79.99%	1,126	232	99	—	1,457	13.5
80% or greater	643	236	114	—	993	9.2
Total	$9,652	$798	$371	$—	$10,821	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x – 1.20x	<1.00x		Total	% of Total
December 31, 2024:
Loan-to-Value Ratio
0% – 59.99%	$4,017	$189	$42	$7	$4,255	47.5%
60% – 69.99%	2,298	184	51	46	2,579	28.8
70% – 79.99%	1,205	178	47	—	1,430	16.0
80% or greater	523	45	120	—	688	7.7
Total	$8,043	$596	$260	$53	$8,952	100.0%

The following tables set forth credit quality grades by year of origination of the Company’s recorded investment in commercial mortgage loans as of December 31, 2025 and 2024 (dollars in millions):

	Recorded Investment
	Year of Origination
December 31, 2025:	2025	2024	2023	2022	2021	Prior	Total
Internal credit quality grade:
High investment grade	$636	$587	$352	$539	$458	$1,679	$4,251
Investment grade	1,908	1,257	788	617	481	973	6,024
Average	—	—	83	107	36	195	421
Watch list	—	—	—	—	—	125	125
In or near default	—	—	—	—	—	—	—
Total	$2,544	$1,844	$1,223	$1,263	$975	$2,972	$10,821

	Recorded Investment
	Year of Origination
December 31, 2024:	2024	2023	2022	2021	2020	Prior	Total
Internal credit quality grade:
High investment grade	$593	$436	$543	$600	$246	$1,828	$4,246
Investment grade	1,270	750	806	404	219	850	4,299
Average	—	19	—	36	18	203	276
Watch list	—	—	—	—	—	125	125
In or near default	—	—	—	—	—	6	6
Total	$1,863	$1,205	$1,349	$1,040	$483	$3,012	$8,952
The following table sets forth credit quality by year of origination of the Company’s recorded investment in residential mortgage loans as of December 31, 2025 and 2024 (dollars in millions):

	Recorded Investment
	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025:
Performing	$310	$47	$9	$21	$54	$6	$447
December 31, 2024:
Performing	$—	$—	$—	$—	$—	$—	$—
The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of December 31, 2025 and 2024 (dollars in millions):

	2025	2024
Commercial:
Current	$10,805	$8,934
31 – 60 days past due	—	12
61 – 90 days past due	—	—
Greater than 90 days past due	16	6
Total commercial	$10,821	$8,952

Residential:
Current	$444	$—
31 – 60 days past due	3	—
61 – 90 days past due	—	—
Greater than 90 days past due	—	—
Total residential	$447	$—

The following table presents information regarding the Company’s allowance for credit losses for mortgage loans for the years ended December 31, 2025, 2024 and 2023 (dollars in millions):

	Commercial	Residential	Total
For the year ended December 31, 2025:
Balance, beginning of period	$93	$—	$93
Provision (release) of credit losses	24	5	29
Write-offs, net of recoveries	(5)	—	(5)
Balance, end of period	$112	$5	$117
For the year ended December 31, 2024:
Balance, beginning of period	$67	$—	$67
Provision (release) of credit losses	38	—	38
Write-offs, net of recoveries	(12)	—	(12)
Balance, end of period	$93	$—	$93
For the year ended December 31, 2023:
Balance, beginning of period	$51	$—	$51
Provision (release) of credit losses	29	—	29
Write-offs, net of recoveries	(13)	—	(13)
Balance, end of period	$67	$—	$67
During 2025, the Company modified eight mortgage loans for borrowers experiencing financial difficulty providing interest only payments and maturity extensions. The total recorded investment before allowance for credit losses for the modified loans was $99 million as of December 31, 2025. During 2024, the Company modified eleven mortgage loans providing interest only payments and maturity extensions. The total recorded investment before allowance for credit losses for the remaining modified loans was $124 million as of December 31, 2024. During 2023, the Company modified ten mortgage loans to interest only payments and maturity extensions, two of which were paid in full as of December 31, 2023. The total recorded investment before allowance for credit losses for the remaining modified loans was $92 million as of December 31, 2023.
The Company had one mortgage loan in the amount of $16 million on nonaccrual status as of December 31, 2025. The Company had one mortgage loan in the amount of $6 million that was on nonaccrual status as of December 31, 2024. During 2025, the Company converted one mortgage loan totaling $16 million to owned properties. During 2024, the Company converted four mortgage loans totaling $46 million to owned properties. Additionally, the Company reclassified one property in the amount of $21 million, that was previously held for sale, to held for use. During 2023, the Company converted three mortgage loans totaling $62 million at the time of foreclosure to owned properties as a result of foreclosures. The Company did not acquire any impaired mortgage loans during 2025, 2024 and 2023.
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
Funds Withheld at Interest
For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest. The Company reflects these assets on its consolidated balance sheets as funds withheld at interest.
Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of December 31, 2025 and 2024 are as follows (dollars in millions):

	2025	2024
Limited partnerships – equity method	$1,543	$1,067
Limited partnerships – fair value	925	966
Limited partnerships – cost method	72	64
Real estate joint ventures	1,207	970
Total limited partnerships and real estate joint ventures	$3,747	$3,067

Other Invested Assets
Other invested assets include lifetime mortgages, derivative contracts and FHLB common stock. Other invested assets also include real estate held for investment, which is included in “Other” in the table below. As of December 31, 2025 and 2024, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of December 31, 2025 and 2024 are as follows (dollars in millions):

	2025	2024
Lifetime mortgages	$1,197	$984
Derivatives	185	121
FHLB common stock	68	71
Other	64	66
Total other invested assets	$1,514	$1,242
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
Interest rate options include swaptions that are used by the Company to hedge interest rate risk associated with the Company’s long-term liabilities and invested assets. A swaption is an option to enter an interest rate swap with a forward starting effective date. The Company pays a premium for purchased swaptions.
Total return swaps are used by the Company to exchange, at specified intervals, the difference between a benchmark interest rate and the total return of a referenced asset or a market index, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. Total return swaps are used by the Company to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches).
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
Forward bond purchase commitments are used by the Company to hedge against the variability in the purchase price of securities. With forward bond purchase commitments, the forward price is agreed upon at the time of the contract and payment for such contract is made at the future specified settlement date of the securities.
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
Equity Derivatives
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products as well as indexed universal life products. To hedge against adverse changes in equity indices, the Company buys and sells index options. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price.
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
Additionally, the Company enters into long buy protection credit default swap options to also hedge credit risk and reduce credit exposure from cash positions.
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

Summary of Derivative Positions
Freestanding derivatives, except for other swaps, are included in other invested assets or other liabilities, at fair value. Other swaps are included on the consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included on the consolidated balance sheets with the host contract in funds withheld at interest or funds withheld payable, at fair value. Embedded derivative liabilities on indexed products are included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of December 31, 2025 and 2024 (dollars in millions):

		December 31, 2025			December 31, 2024
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$2,088	$5	$14	$1,848	$6	$20
Interest rate options	Interest rate	750	—	—	1,773	1	—
Total return swaps	Interest rate	527	1	5	956	—	14
Interest rate futures	Interest rate	—	—	—	—	—	—
Foreign currency swaps	Foreign currency	150	48	—	150	47	—
Foreign currency forwards	Foreign currency	1,358	1	53	1,148	9	37
Foreign currency options	Foreign currency	305	—	—	430	1	—
Equity options	Equity	5,897	459	245	255	5	1
Equity futures	Equity	200	—	—	209	—	—
Credit default swaps	Credit	6,573	3	10	2,661	4	6
Credit default index swaps options	Credit	1,000	—	—	—	—	—
Other swaps	Credit	1,225	3	3	1,300	2	2
CPI swaps	CPI	395	2	7	408	6	2
Synthetic GICs	Interest rate	17,209	—	—	15,362	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	272	341	—	283	338
Indexed products		—	—	470	—	—	435
Total non-designated derivatives		37,677	794	1,148	26,500	364	855
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate	3,641	31	56	3,336	5	103
Forward bond purchase commitments	Interest rate	3,058	5	227	2,020	—	206
Foreign currency swaps	Foreign currency	2,008	8	331	2,008	7	159
Foreign currency forwards	Foreign currency	2,270	12	38	1,966	94	—
Total hedging derivatives		10,977	56	652	9,330	106	468
Total derivatives		$48,654	$850	$1,800	$35,830	$470	$1,323

Fair Value Hedges
The Company designates and reports the following as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging: (i) certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets; and (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities. The gain or loss on the hedged item attributable to a change in interest rates or foreign currency and the offsetting gain or loss on the related interest rate or foreign currency swaps for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in millions):

Derivative Type	Hedged Item	Investment Related Gains (Losses), Net		Claims and Other Policy Benefits		Interest Credited
		Derivatives	Hedged Items	Derivatives	Hedged Items	Derivatives	Hedged Items
For the year ended December 31, 2025:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$—	$—	$—	$—	$—	$—
Interest rate swaps	Future policy benefits	—	—	7	(8)	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	11	(16)
For the year ended December 31, 2024:
Foreign currency swaps	Foreign-denominated fixed maturity securities	2	(4)	—	—	—	—
Interest rate swaps	Future policy benefits	—	—	(13)	7	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	—	—	(18)	12
For the year ended December 31, 2023:
Foreign currency swaps	Foreign-denominated fixed maturity securities	(2)	(2)	—	—	—	—
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges (dollars in millions):

Hedged Item	Carrying Amount of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets / (Liabilities) (1)
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Future policy benefits	$(547)	$(508)	$(1)	$7
Interest-sensitive contract liabilities	(1,463)	(1,111)	(5)	11
(1)Includes ($6) million and $0 million of cumulative adjustment on discontinued fair value hedging relationships at December 31, 2025 and 2024, respectively.
Cash Flow Hedges
Certain derivative instruments are designated as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The Company designates and accounts for the following as cash flow hedges: (i) certain interest rate swaps, in which the cash flows of assets are variable based on a benchmark rate; (ii) certain interest rate swaps, in which floating rate assets are converted to fixed rate assets; (iii) forward bond purchase commitments; and (iv) certain foreign currency swaps, in which the cash flows of assets are denominated in different currencies, commonly referred to as cross-currency swaps.
The following table presents the cash flow hedge components of AOCI, before income taxes, and where the gain or loss related to cash flow hedges is recognized on the consolidated statement of income classification for the years ended December 31, 2025, 2024 and 2023 (dollars in millions):

Amounts Included in AOCI
Balance as of December 31, 2022	$(205)
Gains (losses), net deferred in other comprehensive income (loss)	(26)
Amounts reclassified to net investment income	23
Amounts reclassified to interest expense	(10)
Balance as of December 31, 2023	(218)
Gains (losses), net deferred in other comprehensive income (loss)	(328)
Amounts reclassified to net investment income	62
Amounts reclassified to interest expense	(11)
Balance as of December 31, 2024	(495)
Gains (losses), net deferred in other comprehensive income (loss)	(318)
Amounts reclassified to net investment income	73
Amounts reclassified to interest expense	(8)
Balance as of December 31, 2025	$(748)
As of December 31, 2025, approximately $57 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to net investment income during the next twelve months. For the same time period, approximately $5 million of before-tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
For the year ended December 31, 2025:		Net Investment Income	Interest Expense
Interest rate	$(79)	$(3)	$8
Foreign currency	(239)	(70)	—
Total	$(318)	$(73)	$8

For the year ended December 31, 2024:
Interest rate	$(180)	$(11)	$11
Foreign currency	(148)	(51)	—
Total	$(328)	$(62)	$11

For the year ended December 31, 2023:
Interest rate	$18	$(7)	$10
Foreign currency	(44)	(16)	—
Total	$(26)	$(23)	$10
For the years ended December 31, 2025, 2024 and 2023, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the years ended December 31, 2025, 2024 and 2023 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	For the years ended December 31,
Derivative Type	2025	2024	2023
Foreign currency forwards	$(81)	$130	$(18)
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $232 million and $313 million as of December 31, 2025 and 2024, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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
A summary of the effect of non-qualifying derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 is as follows (dollars in millions):

		Gains (Losses) for the years ended December 31,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2025	2024	2023
Interest rate swaps	Investment related gains (losses), net	$1	$(49)	$(15)
Interest rate options	Investment related gains (losses), net	(4)	(6)	(33)
Total return swaps	Investment related gains (losses), net	14	(7)	14
Interest rate futures	Investment related gains (losses), net	—	2	1
Foreign currency swaps	Investment related gains (losses), net	8	29	17
Foreign currency forwards	Investment related gains (losses), net	(32)	(167)	(98)
Foreign currency options	Investment related gains (losses), net	(7)	(7)	—
Equity options	Investment related gains (losses), net	52	(5)	(28)
Equity futures	Investment related gains (losses), net	(28)	(28)	(31)
Credit default swaps	Investment related gains (losses), net	57	15	42
Credit default index swaps options	Investment related gains (losses), net	(1)	—	—
CPI swaps	Investment related gains (losses), net	(3)	(4)	6
Subtotal		57	(227)	(125)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(14)	116	(163)
Indexed products	Interest credited	(20)	(22)	17
Total non-qualifying derivatives		$23	$(133)	$(271)
The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of embedded derivatives for the years ended December 31, 2025, 2024 and 2023.
Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company as of December 31, 2025 and 2024 (dollars in millions):

	2025			2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
AAA/AA/A
Single name credit default swaps	$(7)	$490	14.2	$(5)	$410	17.5
BBB
Single name credit default swaps	2	170	2.1	3	150	2.3
Credit default swaps referencing indices	(2)	5,903	5.5	—	2,086	5.1
Subtotal	—	6,073	5.4	3	2,236	4.9
BB
Single name credit default swaps	—	5	0.5	—	5	1.5
B
Single name credit default swaps	—	5	0.5	—	10	1.2
Total	$(7)	$6,573	6.0	$(2)	$2,661	6.8
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
The following table provides information relating to the netting of the Company’s derivative instruments as of December 31, 2025 and 2024 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments/Collateral (1)	Net Amount
December 31, 2025:
Derivative assets	$578	$(390)	$188	$(188)	$—
Derivative liabilities	989	(390)	599	(599)	—
December 31, 2024:
Derivative assets	$187	$(64)	$123	$(123)	$—
Derivative liabilities	550	(64)	486	(486)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of December 31, 2025, the Company had credit exposure of $16 million.
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

See Note 8 – “Market Risk Benefits” for information about fair value measurement of market risk benefits.
Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 are summarized below (dollars in millions):

December 31, 2025:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$69,737	$—	$59,710	$10,027
Canadian government	5,100	—	5,100	—
Japanese government	4,701	—	4,701	—
Korean government	1,312	—	1,312	—
ABS	7,369	—	3,831	3,538
CMBS	2,162	—	2,099	63
RMBS	1,569	—	1,569	—
U.S. government	3,287	3,074	209	4
State and political subdivisions	660	—	660	—
Other foreign government	5,872	—	5,752	120
Total fixed maturity securities available-for-sale	101,769	3,074	84,943	13,752
Equity securities	311	213	—	98
Funds withheld at interest – embedded derivatives	(128)	—	—	(128)
Funds withheld at interest	61	—	—	61
Cash equivalents	2,460	2,460	—	—
Short-term investments	255	156	66	33
Other invested assets:
Derivatives	185	—	185	—
Other	17	—	17	—
Total other invested assets	202	—	202	—
Other assets – derivatives	3	—	—	3
Total	$104,933	$5,903	$85,211	$13,819
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$470	$—	$—	$470
Other liabilities:
Funds withheld at interest – embedded derivatives	(59)	—	—	(59)
Derivatives	599	—	596	3
Total	$1,010	$—	$596	$414
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of December 31, 2025, the fair value of such investments was $925 million.

December 31, 2024:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$50,991	$—	$44,137	$6,854
Canadian government	5,016	—	5,016	—
Japanese government	4,445	—	4,445	—
Korean government	846	—	846	—
ABS	5,040	—	3,254	1,786
CMBS	2,267	—	2,254	13
RMBS	1,317	—	1,317	—
U.S. government	2,464	2,379	80	5
State and political subdivisions	693	—	693	—
Other foreign government	4,538	—	4,508	30
Total fixed maturity securities available-for-sale	77,617	2,379	66,550	8,688
Equity securities	155	67	—	88
Funds withheld at interest – embedded derivatives	(215)	—	—	(215)
Funds withheld at interest	56	—	—	56
Cash equivalents	2,055	2,053	2	—
Short-term investments	313	175	127	11
Other invested assets:
Derivatives	121	—	121	—
Other	17	—	17	—
Total other invested assets	138	—	138	—
Other assets – derivatives	2	—	—	2
Total	$80,121	$4,674	$66,817	$8,630
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$435	$—	$—	$435
Other liabilities:
Funds withheld at interest – embedded derivatives	(160)	—	—	(160)
Derivatives	486	—	484	2
Total	$761	$—	$484	$277
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
Fixed Maturity Securities – The fair values of the Company’s publicly-traded fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security but ultimately uses the price from the vendor that is highest in the hierarchy for the respective asset type. To validate reasonableness, prices are periodically reviewed as explained above. Consistent with the fair value hierarchy described above, securities with quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service.
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

Quantitative Information Regarding Internally-Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of December 31, 2025 and 2024 (dollars in millions):

	Estimated Fair Value		Valuation	Unobservable	Range (Weighted Average)
	2025	2024	Technique	Input	2025	2024
Assets:
Corporate	$636	$99	Market comparable securities	Liquidity premium	0-4% (3%)	2%
				EBITDA Multiple	6.0x-14.8x (9.3x)	6.7x-11.0x (9.7x)
ABS	1,329	564	Market comparable securities	Liquidity premium	0-20% (4%)	0-10% (3%)
U.S. government	4	—	Market comparable securities	Liquidity premium	1%	—
Equity securities	41	33	Market comparable securities	Liquidity premium	4%	4%
				EBITDA Multiple	7.4x-13.3x (9.9x)	7.4x-12.8x (10.9x)
Funds withheld at interest – embedded derivatives	26	22	Total return swap	Mortality	0-100% (4%)	0-100% (3%)
				Lapse	0-35% (17%)	0-35% (18%)
				Withdrawal	0-10% (5%)	0-10% (4%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-8% (2%)	1-4% (2%)
Other assets – derivatives	3	2	Credit default swap	Credit spread	0-1% (0%)	0-1% (0%)
				Probability of default	0-7% (1%)	0-8% (0%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed products	470	435	Discounted cash flow	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (16%)	0-35% (17%)
				Withdrawal	0-10% (4%)	0-10% (4%)
				Option budget projection	1-8% (2%)	1-4% (2%)
Other liabilities – derivatives	3	2	Credit default swap	Credit spread	0-1% (0%)	0-1% (0%)
				Probability of default	0-7% (1%)	0-8% (—%)

Changes in Level 3 Assets and Liabilities
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Transfers out of Level 3 are primarily the result of the Company obtaining observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those assets and liabilities. The Company had Level 3 other swap assets and liabilities that on a gross and net basis were not material for the year ended December 31, 2025.
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the year ended December 31, 2025:	Fixed maturity securities – available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments	Cash equivalents
Fair value, beginning of period	$6,854	$30	$1,799	$5	$88	$11	$—	$(55)	$56	$(435)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	13	—	4	—	—	—	—	—	2	—
Investment related gains (losses), net	(105)	—	6	—	9	—	—	(14)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(20)
Included in other comprehensive income (loss)	75	(2)	55	—	—	—	—	—	4	—
Issuances (2)	—	—	—	—	—	—	—	—	—	(144)
Purchases (2)	4,533	92	2,486	—	2	33	—	—	2	—
Sales (2)	(529)	—	(79)	—	(1)	—	—	—	—	—
Settlements (2)	(815)	—	(664)	(1)	—	(7)	—	—	(3)	129
Transfers into Level 3	23	—	26	—	—	—	—	—	—	—
Transfers out of Level 3	(22)	—	(32)	—	—	(4)	—	—	—	—
Fair value, end of period	$10,027	$120	$3,601	$4	$98	$33	$—	$(69)	$61	$(470)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$10	$—	$2	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(105)	—	—	—	10	—	—	(14)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(89)
Included in other comprehensive income (loss)	89	(2)	59	—	—	—	—	—	4	—
(1)Funds withheld at interest – embedded derivative assets and liabilities are presented net for purposes of the rollforward.
(2)The amount reported within issuances, purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items issued/purchased and sold/settled in the same period are excluded from the rollforward.

For the year ended December 31, 2024:	Fixed maturity securities – available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments	Cash equivalents
Fair value, beginning of period	$4,933	$35	$1,425	$26	$70	$2	$—	$(171)	$54	$(415)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	13	—	4	—	—	—	—	—	5	—
Investment related gains (losses), net	(58)	—	(1)	—	(5)	(1)	—	—	—	—
Interest credited	—	—	—	—	—	—	—	116	—	(22)
Included in other comprehensive income (loss)	(26)	(5)	—	—	—	—	—	—	(1)	—
Purchases (2)	3,142	—	752	—	24	14	—	—	2	(98)
Sales (2)	(344)	—	(65)	—	(1)	(1)	—	—	—	—
Settlements (2)	(754)	—	(396)	(2)	—	(1)	—	—	(4)	100
Transfers into Level 3	2	—	117	2	—	—	—	—	—	—
Transfers out of Level 3	(54)	—	(37)	(21)	—	(2)	—	—	—	—
Fair value, end of period	$6,854	$30	$1,799	$5	$88	$11	$—	$(55)	$56	$(435)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$8	$—	$3	$—	$—	$—	$—	$—	$5	$—
Investment related gains (losses), net	(55)	—	(3)	—	(6)	(1)	—	116	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(123)
Included in other comprehensive income (loss)	(24)	(5)	1	—	—	—	—	—	(1)	—
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

For the year ended December 31, 2023:	Fixed maturity securities – available-for-sale							Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments	Cash equivalents
Fair value, beginning of period	$4,299	$35	$1,353	$35	$66	$13	$—	$(8)	$54	$(530)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	3	—	6	—	—	—	—	—	(2)	—
Investment related gains (losses), net	(15)	—	(2)	—	(1)	(1)	—	(163)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	17
Included in other comprehensive income (loss)	34	—	90	(2)	—	—	—	—	3	—
Purchases (2)	1,021	—	253	—	9	14	1	—	2	17
Sales (2)	(94)	—	(24)	—	(4)	—	—	—	—	—
Settlements (2)	(380)	—	(260)	(2)	—	(1)	—	—	(3)	81
Transfers into Level 3	71	—	64	—	—	6	—	—	—	—
Transfers out of Level 3	(6)	—	(55)	(5)	—	(29)	(1)	—	—	—
Fair value, end of period	$4,933	$35	$1,425	$26	$70	$2	$—	$(171)	$54	$(415)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$6	$—	$—	$—	$—	$—	$(2)	$—
Investment related gains (losses), net	(23)	—	(3)	—	(1)	(1)	—	(163)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(62)
Included in other comprehensive income (loss)	35	—	86	(2)	—	—	—	—	3	—
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
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. The following table presents information for assets measured at an estimated fair value on a nonrecurring basis and still held at the reporting date for the year ended December 31, 2025 (dollars in millions). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3). For the year ended December 31, 2024, the Company did not have any material assets that were measured at fair value on a nonrecurring basis due to impairment.

	Carrying Value After Measurement	Investment Related Gains (Losses), Net
	At December 31,	Year ended December 31,
	2025	2025
Mortgage loans	$21	$(6)
Limited partnerships and real estate joint ventures	46	(28)

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of December 31, 2025 and 2024 (dollars in millions). This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amounts approximate carrying value as they equal the amount of cash collateral received/paid.

		Estimated	Fair Value Measurement Using:
December 31, 2025:	Carrying Value (1)	Fair Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans	$11,104	$11,044	$—	$—	$11,044
Policy loans	3,541	3,541	—	3,541	—
Funds withheld at interest	8,216	7,970	—	—	7,970
Limited partnerships – cost method	72	98	—	—	98
Cash and cash equivalents	1,708	1,708	1,708	—	—
Short-term investments	91	91	91	—	—
Other invested assets	1,271	1,051	2	68	981
Accrued investment income	1,296	1,296	—	1,296	—
Other asset	1,020	1,071	—	—	1,071
Liabilities:
Interest-sensitive contract liabilities (2)	$31,056	$31,013	$—	$—	31,013
Funds withheld at interest	6,863	6,681	—	—	6,681
Long-term debt	5,710	5,638	—	—	5,638

December 31, 2024:
Assets:
Mortgage loans	$8,839	$8,422	$—	$—	$8,422
Policy loans	1,321	1,321	—	1,321	—
Funds withheld at interest	5,596	5,296	—	—	5,296
Limited partnerships – cost method	64	88	—	—	88
Cash and cash equivalents	1,271	1,271	1,271	—	—
Short-term investments	50	50	50	—	—
Other invested assets	1,064	862	3	71	788
Accrued investment income	986	986	—	986	—
Other asset	—	—	—	—	—
Liabilities:
Interest-sensitive contract liabilities (2)	$25,817	$25,540	$—	$—	$25,540
Funds withheld at interest	5,177	4,960	—	—	4,960
Long-term debt	5,042	4,836	—	—	4,836
(1)Carrying values presented herein may differ from those in the Company’s consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
(2)Carrying values and estimated fair values presented herein include a reinsurance recoverable of $1.9 billion and $2.0 billion as of December 31, 2025 and 2024, respectively.
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
Other Asset – This primarily includes a long-term held to maturity receivable. The valuation of this asset requires the use of market observable data including market yield curve, observable prices and spreads for similar publicly traded or privately placed issues that incorporate the credit quality and industry sector of the issuer and an unobservable premium based on the underlying credit quality of the counterparty. This is considered Level 3 in the fair value hierarchy.
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
Note 14   INCOME TAX
Pre-tax income for the years ended December 31, 2025, 2024 and 2023 consists of the following (dollars in millions):

	2025	2024	2023
Pre-tax income – U.S.	$1,224	$572	$898
Pre-tax income – foreign	316	408	262
Total pre-tax income	$1,540	$980	$1,160
The provision for income tax expense for the years ended December 31, 2025, 2024 and 2023 consists of the following (dollars in millions):

	2025	2024	2023
Current income tax expense (benefit):
U.S. federal	$196	$148	$(20)
U.S. state	2	2	2
Foreign	(187)	167	58
Total current	11	317	40
Deferred income tax expense (benefit):
U.S. federal	(13)	(129)	236
U.S. state	—	—	—
Foreign	353	68	(25)
Total deferred	340	(61)	211
Total provision for income taxes	$351	$256	$251

The effective tax rate for 2025 was higher than the U.S. statutory rate of 21% primarily due to income earned in Canada and tax expense related to legal entity restructuring, which were partially offset by U.S. taxation of foreign earnings net of foreign tax credits and release of valuation allowances.
The effective tax rate for 2024 was higher than the U.S. statutory rate of 21% primarily due to income earned in non-U.S. jurisdictions and the tax expense related to legal entity restructuring, which were partially offset by benefits due to the release of valuation allowances in non-U.S. jurisdictions and benefits related to return to provision adjustments.
The Organization for Economic Cooperation and Development (“OECD”) developed Model Global Anti-Base Erosion (“GloBE”) rules under Pillar II establishing a Global Minimum Tax to ensure that multinational enterprises with consolidated revenue of more than EUR 750 million pay at least an effective tax rate of 15% on income arising in each jurisdiction in which they operate. As of December 31, 2025, many of the jurisdictions in which the Company operates had enacted Pillar II legislation into domestic law with an effective date of January 1, 2025. The Company recorded a tax expense of $10 million and $5 million related to Pillar II in 2025 and 2024, respectively. Subsequent to December 31, 2025, the OECD member countries agreed to a side-by-side system which is expected to result in further enactment of the changes. Expected future guidance could result in further changes to taxation.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100 percent bonus depreciation, domestic research expenditure expensing, and makes modifications to the international tax framework. The tax impact of the OBBBA on the Company was immaterial for 2025.
The Inflation Reduction Act of 2022 (the “Act”) was enacted in 2022. For tax years ending after December 31, 2022, the Act imposed a 15% minimum tax on adjusted financial statement income for “applicable corporations” with average adjusted financial statement income over $1 billion for the previous 3-year period ending in 2022 or after. The Company is not an applicable corporation for 2025. The Act also imposes a 1% excise tax on stock buybacks of a publicly traded corporation. The tax impact of the Act was immaterial to the Company for 2025.
Bermuda enacted the Corporate Income Tax Act of 2023 on December 27, 2023. Effective as of January 1, 2025, Bermuda imposed a 15% corporate income tax rate applicable to resident Bermuda companies and permanent establishments with consolidated annual revenue of EUR 750 million or more. The impact was immaterial to the Company for 2025.
The Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis beginning with the year ended December 31, 2025. The following table presents the required rate reconciliation disclosure pursuant to ASU 2023-09 for the year ended December 31, 2025. The Company’s effective tax rate differed from the U.S. federal income tax statutory rate of 21% as a result of the following for the year ended December 31, 2025 (dollars in millions):

	2025	% of Total
U.S. Federal Statutory Tax Rate	$322	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	2	0.1
Foreign Tax Effects
India
Statutory tax rate difference between India and United States	(2)	(0.1)
Changes in valuation allowance	(30)	(2.0)
Tax effects of reorganization	27	1.8
Canada	28	1.8
Other foreign jurisdictions	(13)	(0.8)
Effect of Cross-Border Tax Laws
Subpart F income, net of credits	(33)	(2.2)
Other	6	0.4
Changes in Valuation Allowance	1	0.1
Nontaxable or Nondeductible Items	(8)	(0.5)
Changes in Unrecognized Tax Benefits	3	0.2
Other Reconciling Items
Legal entity restructuring	49	3.2
Other	(1)	(0.1)
Effective Tax Rate (2)	$351	22.9%
(1)    State taxes in Illinois made up the majority (greater than 50 percent) of the tax effect in this category.
(2)    The Company rounds amounts in the financial statements to millions and calculates the effective tax rate from the underlying whole dollar amounts. Thus, certain amounts may not recalculate based on the numbers due to rounding.

The following table presents the Company’s effective tax rate reconciliation prior to the adoption of ASU 2023-09. The Company’s effective tax rate differed from the U.S. federal income tax statutory rate of 21% as a result of the following for the years ended December 31, 2024 and 2023 (dollars in millions):

	2024	2023
Tax provision at U.S. statutory rate	$206	$244
Increase (decrease) in income taxes resulting from:
Tax rate differences on income in other jurisdictions	44	14
Differences in tax basis in foreign jurisdictions	(18)	4
Deferred tax valuation allowance	(5)	15
Amounts related to uncertain tax positions	2	(2)
Compensation	1	2
Corporate rate changes	(4)	—
GILTI, net of credits	14	—
Subpart F for non-full inclusion companies	26	28
Foreign tax credits	(5)	(42)
Return to provision and amended adjustments	(17)	(9)
Pillar II	5	—
Effects of tax law changes and legal entity restructuring	9	—
Other, net	(2)	(3)
Total provision for income taxes	$256	$251
Effective tax rate (1)	26.3%	21.8%
(1)    The Company rounds amounts in the financial statements to millions and calculates the effective tax rate from the underlying whole dollar amounts. Thus, certain amounts may not recalculate based on the numbers due to rounding.
Total income taxes for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in millions):

	2025	2024	2023
Provision for income taxes	$351	$256	$251
Income tax from OCI and additional paid-in-capital:
Net unrealized investment gains (losses) recognized in OCI	(100)	(176)	449
Liability for future policyholder benefits	564	586	(161)
Market risk benefits	—	—	(3)
Foreign currency translation	(17)	32	22
Unrealized pension and postretirement	4	2	(2)
Total income taxes provided	$802	$700	$556

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of December 31, 2025 and 2024 are presented in the following table (dollars in millions):

	2025	2024
Deferred income tax assets:
Nondeductible accruals	$85	$102
Net operating loss carryforward	829	846
Capital loss carryforwards	3	92
Tax credit carryforward	133	220
Invested assets	1,621	1,407
Anticipated future foreign tax credit	511	442
Subtotal	3,182	3,109
Valuation allowance	(726)	(678)
Total deferred income tax assets	2,456	2,431
Deferred income tax liabilities:
Deferred acquisition costs	644	931
Policy reserves and other reinsurance liabilities	4,569	3,428
Foreign currency translation	162	190
Anticipated future foreign tax credit reduction	—	—
Other	1	3
Total deferred income tax liabilities	5,376	4,552
Net deferred income tax liabilities	$2,920	$2,121
Balance sheet presentation of net deferred income tax liabilities:
Deferred tax assets, included in “Other assets”	50	78
Deferred tax liabilities, included in “Income taxes”	2,970	$2,199
Net deferred income tax liabilities	$2,920	$2,121
Balance sheet presentation of net income tax liabilities:
Deferred tax liabilities	$2,970	$2,199
Current taxes payable	28	—
Income taxes	$2,998	$2,199
As of December 31, 2025, the valuation allowance against deferred tax assets was $726 million. The valuation allowance primarily relates to the deferred taxes associated with foreign tax credit carryforwards in the U.S. and Ireland and losses in foreign subsidiaries that do not have a history of income. The Company reduced the deferred tax assets to the amount more likely than not to be realized.
As of December 31, 2024, the valuation allowance against deferred tax assets was $678 million. The valuation allowance was primarily related to the deferred taxes associated with mark-to-market losses in AOCI and losses in foreign subsidiaries that do not have a history of income. The Company reduced the deferred tax assets to the amount more likely than not to be realized.
The earnings of substantially all of the Company’s foreign subsidiaries have been permanently reinvested in foreign operations. The determination of the unrecognized deferred tax liability for temporary differences related to investments in the Company’s foreign subsidiaries is not practicable. U.S. tax law generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries; the Company does not expect to incur material income taxes if these funds were repatriated.
During 2025, the Company made income tax payments to the following jurisdictions, net of refunds (dollars in millions).

2025
U.S. federal	$49
U.S. state and local	1
Total U.S.	$50
Foreign
Canada	127
Hong Kong	31
Japan	20
All Other	24
Total foreign	$202
Total income taxes paid, net of refunds	$252
During 2024 and 2023, the Company received federal and foreign income tax refunds of approximately $12 million and $13 million, respectively. The Company made cash income tax payments of approximately $90 million and $311 million in 2024 and 2023, respectively.

The following table presents consolidated net operating loss carryforwards (“NOL”) as of December 31, 2025 (dollars in millions):

2025
NOL with no expiration and with no valuation allowance	$2,940
NOL with a full valuation allowance	232
NOL with no expiration and a partial valuation allowance	500
NOL with expiration date of 2034 and no valuation allowance	—
Total net operating loss carryforwards	$3,672
These net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event are not expected to be lost due to the application of tax planning strategies that management would utilize.
As of December 31, 2025, the Company had foreign tax credit carryforwards of $133 million related to the U.S. and Ireland. The earliest year of expiration on the U.S. foreign tax credits is 2033. The U.S. credits have a partial valuation allowance of $54 million for the amount that is not more likely than not be utilized in the normal course of business. The Ireland foreign tax credit of $31 million has a full valuation allowance.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to continuous examination by the Internal Revenue Service and is subject to audit by taxing authorities in other foreign jurisdictions in which the Company has business operations. The Company is no longer subject to audits in the U.S. federal jurisdiction for years prior to 2018, state jurisdictions prior to 2022, and foreign jurisdictions prior to 2020, with a few exceptions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 is as follows (dollars in millions):

	Total Unrecognized Tax Benefits
	2025	2024	2023
Beginning balance, January 1	$33	$33	$36
Additions for tax positions of prior years	5	2	9
Reductions for tax positions of prior years	(6)	(9)	(15)
Additions for tax positions of current year	5	7	3
Ending balance, December 31	$37	$33	$33
The Company recognized minimal interest expense (benefit) associated with uncertain tax positions in 2025, 2024 and 2023. As of December 31, 2025 and 2024, the Company had $3 million of accrued interest related to unrecognized tax benefits. There are no penalties accrued as of December 31, 2025 or 2024.
Note 15   EMPLOYEE BENEFIT PLANS
Certain subsidiaries of the Company are sponsors or administrators of both qualified and non-qualified defined benefit pension plans (“Pension Plans”). The largest of these plans is a non-contributory qualified defined benefit pension plan sponsored by RGA Reinsurance Company (“RGA Reinsurance”) that covers U.S. employees. The benefits under the Pension Plans are generally based on years of service and compensation levels. The qualified defined benefit pension plan and some of the non-qualified defined benefit pension plans are closed to new employees. Pension plans outside of the U.S. are not material to the Company either individually or in the aggregate and are not presented in the disclosures below.
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

A December 31 measurement date is used for the defined benefit and postretirement plans. The status of these plans as of December 31, 2025 and 2024 is summarized below (dollars in millions):

	December 31,
	Pension Benefits		Other Benefits
	2025	2024 (1)	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$201	$196	$62	$63
Service cost	13	13	1	2
Interest cost	10	9	3	3
Participant contributions	—	—	—	1
Actuarial (gains) losses	5	3	2	(4)
Benefits paid	(23)	(20)	(3)	(3)
Benefit obligation at end of year	$206	$201	$65	$62
(1)The 2024 pension benefits benefit obligation at end of year, as disclosed in the 2024 Annual Report on Form 10-K, included $38 million related to non-U.S. plans.

	December 31,
	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Change in plan assets:
Fair value of plan assets at beginning of year	$196	$180	$—	$—
Actual return on plan assets	34	19	—	—
Employer contributions	15	17	3	2
Participant contributions	—	—	—	1
Benefits paid	(23)	(20)	(3)	(3)
Fair value of plan assets at end of year	$222	$196	$—	$—
Funded status at end of year	$16	$(5)	$(65)	$(62)

	December 31,
	Qualified Plans		Non-Qualified Plans (1)		Total
	2025	2024 (2)	2025	2024 (3)	2025	2024
Aggregate fair value of plan assets	$222	$196	$—	$—	$222	$196
Aggregate projected benefit obligations	169	161	37	40	206	201
Over (under) funded	$53	$35	$(37)	$(40)	$16	$(5)
(1)For non-qualified plans, there are no required funding levels.
(2)The 2024 overfunded balance related to qualified plans, as disclosed in the 2024 Annual Report on Form 10-K, included $(2) million related to non-U.S. plans.
(3)The 2024 underfunded balance related to non-qualified plans, as disclosed in the 2024 Annual Report on Form 10-K, included $(36) million related to non-U.S. plans.

	December 31,
	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Amounts recognized in accumulated other comprehensive income (loss):
Net actuarial (gain) loss	$13	$32	$(2)	$(3)
Net prior service cost (credit)	—	—	(2)	(3)
Total	$13	$32	$(4)	$(6)
The following table presents information for pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2025 and 2024 (dollars in millions):

	2025	2024 (1)
Projected benefit obligation	$37	$40
Fair value of plan assets	—	—
(1)The 2024 projected benefit obligation for pension plans with a projected benefit obligation in excess of plan assets, as disclosed in the 2024 Annual Report on Form 10-K, included $38 million related to non-U.S. plans.

The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2025 and 2024 (dollars in millions):

	2025	2024 (1)
Accumulated benefit obligation	$30	$35
Fair value of plan assets	—	—
(1)The 2024 accumulated benefit obligation for pension plans with an accumulated benefit obligation in excess of plan assets, as disclosed in the 2024 Annual Report on Form 10-K, included $33 million related to non-U.S. plans.
The components of net periodic benefit cost, included in other operating expenses on the consolidated statements of income, and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows (dollars in millions):

	Pension Benefits (1)			Other Benefits
	2025	2024	2023	2025	2024	2023
Net periodic benefit cost:
Service cost	$13	$13	$12	$1	$2	$2
Interest cost	10	9	8	3	3	3
Expected return on plan assets	(14)	(12)	(10)	—	—	—
Amortization of net actuarial losses	1	2	3	—	—	—
Amortization of prior service cost (credit)	—	—	—	(1)	(2)	(2)
Settlements	3	4	—	—	—	—
Net periodic benefit cost	13	16	13	3	3	3

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gains) losses	(15)	(3)	1	1	(4)	1
Amortization of net actuarial gains (losses)	(1)	(2)	(3)	1	2	2
Settlements	(3)	(4)	—	—	—	—
Total recognized in other comprehensive income (loss)	(19)	(9)	(2)	2	(2)	3
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(6)	$7	$11	$5	$1	$6
(1)The 2024 and 2023 totals recognized in net periodic benefit cost and other comprehensive income (loss), as disclosed in the 2024 Annual Report on Form 10-K, included $3 million and $5 million related to non-U.S. plans, respectively.
The Company has met the minimum funding requirements for its qualified pension plans and is not required to contribute to the qualified pension plans during 2026. The Company has not determined whether, and to what extent, contributions may be made to the qualified pension plans in 2026. During 2026, the Company expects to contribute $3 million and $4 million to its non-qualified pension plans and other benefit plans, respectively.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in millions):

	Pension Benefits	Other Benefits
2026	$10	$4
2027	14	4
2028	15	4
2029	15	4
2030	16	4
2031-2035	92	23

Assumptions
The weighted average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
	2025	2024 (1)	2023 (2)	2025	2024	2023
Benefit obligation
Discount rate	5.37%	5.45%	4.78%	5.38%	5.47%	4.79%
Rate of compensation increase	4.59%	4.65%	4.75%	n/a	n/a	n/a
Net periodic benefit cost
Discount rate	5.45%	4.78%	4.97%	5.47%	4.79%	4.99%
Expected long-term rate of return on plan assets	7.50%	7.00%	7.00%	n/a	n/a	n/a
Rate of compensation increase	4.65%	4.75%	4.81%	n/a	n/a	n/a
(1)The 2024 weighted average assumptions, as disclosed in the 2024 Annual Report on Form 10-K, included non-U.S. plans. For non-U.S. plans, the benefit obligation discount rate was 4.71%, benefit obligation rate of compensation increase was 4.04% and net periodic benefit cost rate of compensation increase was 4.53%.
(2)The 2023 weighted average assumptions, as disclosed in the 2024 Annual Report on Form 10-K, included non-U.S. plans. For non-U.S. plans, the benefit obligation rate of compensation increase was 4.53%, the net periodic benefit cost discount rate was 5.22% and the net periodic benefit cost rate of compensation increase was 5.74%.
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
The assumed health care cost trend rates used in measuring the accumulated non-pension postretirement benefit obligation were as follows:

	As of December 31,
	2025	2024
Health care cost trend rates assumed for next year	6.50%	6.90%
Ultimate cost trend rate	4.50%	4.50%
Year ultimate trend is reached	2032	2032
Plan Assets
The Company’s overall investment strategy is to allocate 100% of investments for long-term growth. Target allocations of U.S. qualified pension plan assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets were 75.5% equity and alternative securities and 24.5% debt securities for 2025 and 2024. The Company’s plan assets are invested in mutual funds and exchange traded funds. The mutual funds and exchange traded funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.
The fair values of the Company’s qualified pension plan assets as of December 31, 2025 and 2024 are summarized below (dollars in millions):

	December 31, 2025
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds (1)	$113	$113	$—	$—
Exchange Traded Funds (2)	109	109	—	—
Cash	—	—	—	—
Total	$222	$222	$—	$—
(1)Mutual funds were invested 50% in U.S. equity funds, 10% in U.S. fixed income funds, 20% in non-U.S. equity funds and 20% in other.

(2)Exchange traded funds were invested 54% in U.S. equity funds, 23% in U.S. fixed income funds and 23% in non-U.S. equity funds.

	December 31, 2024
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds (3)	$131	$131	$—	$—
Exchange Traded Funds (4)	65	65	—	—
Cash	—	—	—	—
Total	$196	$196	$—	$—
(3)Mutual funds were invested 18% in U.S. equity funds, 53% in U.S. fixed income funds, 15% in non-U.S. equity funds and 14% in other.
(4)Exchange traded funds were invested 24% in U.S. equity funds and 76% in U.S. fixed income funds.
As of December 31, 2025 and 2024, the Company classified all of its qualified pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 13 – “Fair Value of Asset and Liabilities” for additional information on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of RGA sponsor savings and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans were $31 million, $26 million and $22 million in 2025, 2024 and 2023, respectively.
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
Statutory net income and capital and surplus of the Company’s primary operating insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by the applicable state insurance department or local regulatory authority. The amounts below reflect the Company’s best estimate of the statutory capital, surplus and net income for the subsidiaries listed below (dollars in millions):

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	2025	2024	2025	2024	2023
RGA Americas Reinsurance Company, Ltd.	$6,547	$5,466	$1,275	$686	$657
RGA Life and Annuity Insurance Company	3,851	3,253	49	122	157
RGA Reinsurance Company	2,990	2,307	(455)	(3)	483
RGA Reinsurance Company (Barbados) Ltd.	2,015	2,200	183	275	133
RGA Life Reinsurance Company Of Canada	1,470	1,447	21	36	38
RGA International Reinsurance Company Dac	993	781	32	20	21
RGA Reinsurance Company Of Australia Limited	558	445	76	14	52
RGA Worldwide Reinsurance Company, Ltd.	447	688	(14)	41	64
Chesterfield Reinsurance Company	408	391	58	67	(178)
Rockwood Reinsurance Company	357	420	(174)	104	(883)
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
The Company’s foreign insurance subsidiaries prepare financial statements in accordance with local regulatory requirements. The regulatory authorities in these foreign jurisdictions establish some form of minimum regulatory capital and surplus requirements. All of the Company’s foreign insurance subsidiaries have regulatory capital and surplus that exceed the local minimum requirements. Each of the Company’s foreign insurance subsidiaries exceeded the minimum regulatory capital and surplus for all periods presented. These requirements do not represent a significant constraint for the payment of dividends by the Company’s foreign insurance companies.
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
A reconciliation of the surplus between NAIC SAP and practices prescribed by the state of domicile is shown below (dollars in millions):

	December 31,
	2025	2024
Prescribed practice – surplus	$435	$549
Prescribed practice – letters of credit	(705)	(380)
Surplus (deficit) – NAIC SAP	$(270)	$169
RGA Life and Annuity, RGA Reinsurance and Aurora National are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12 month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2026, RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $299 million. Any dividends paid by RGA Reinsurance would be paid to RGA Life and Annuity, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA.
Notwithstanding Missouri statutory provisions, The Missouri Department of Commerce and Insurance allows RGA Life and Annuity to pay a dividend to RGA to the extent that RGA Life and Annuity received the dividend from its subsidiaries, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in their jurisdiction of domicile, which are generally based on their earnings and/or capital level.
Dividend payments from non-U.S. subsidiaries are subject to similar restrictions established by local regulators. The non-U.S. regulatory regimes also commonly limit the dividend payments to the parent to a portion of the prior year’s statutory income, as determined by the local accounting principles. The regulators of the Company’s non-U.S. subsidiaries may also limit or prohibit profit repatriations or other transfers of funds to the U.S. if such transfers are deemed to be detrimental to the solvency or financial strength of the non-U.S. subsidiaries, or for other reasons. Most of the non-U.S. operating subsidiaries are second tier subsidiaries that are owned by various non-U.S. holding companies. The capital and rating considerations applicable to the first tier subsidiaries may also impact the dividends paid to RGA.
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

Note 17    COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of December 31, 2025 and 2024, are presented in the following table (dollars in millions):

	2025	2024
Limited partnerships and real estate joint ventures	$2,328	$1,103
Mortgage loans	192	81
Bank loans and private placements	2,796	1,950
Lifetime mortgages	128	103
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for current expected credit losses associated with unfunded commitments as of December 31, 2025 and 2024.
Funding Agreements
Federal Home Loan Bank (“FHLB”) of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2025 and 2024, the Company had $1.3 billion of FHLB funding agreements outstanding. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s FABN program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of December 31, 2025 and 2024, the Company had $5.8 billion and $3.2 billion of FABNs outstanding, which are included within interest-sensitive contract liabilities.
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
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right to use asset and lease obligation. As of December 31, 2025, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of December 31, 2025 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	1,901
2036	2,349
2037	5,100
2038	1,750
2039	8,751
2041	720
2046	3,000
2049	4,750
Support Agreements
RGA, Inc. and several of its subsidiaries, are obligors to various capital maintenance agreements with its subsidiaries. Under these agreements, the obligor guarantees for specified periods of time (depending on jurisdiction) that the applicable subsidiary will meet specified capital and surplus levels. Given the amount of business that has been and is expected to be written by the applicable subsidiaries benefiting from these agreements, the Company anticipates that the obligors will have sufficient liquidity and capital to meet any obligations under these agreements.
Note 18     FINANCING ACTIVITIES
Long-Term Debt
The Company’s long-term debt consists of the following as of December 31, 2025 and 2024 (dollars in millions):

	2025	2024
$400 million 3.95% Senior Notes due 2026	$400	$400
$600 million 3.90% Senior Notes due 2029	599	599
$600 million 3.15% Senior Notes due 2030	599	598
$400 million 6.00% Senior Notes due 2033	399	399
$650 million 5.75% Senior Notes due 2034	646	646
$100 million 4.09% Promissory Note due 2039	67	70
$500 million 7.125% Surplus Notes due 2043	425	450
$500 million 4.00% Surplus Notes due 2051	500	500
$700 million 7.125% Fixed-Rate Reset Subordinated Debentures due 2052	700	700
$700 million 6.650% Fixed-Rate Reset Subordinated Debentures due 2055	700	—
$400 million 5.75% Fixed-to-Floating Subordinated Debentures due 2056	400	400
$400 million Variable Rate Junior Subordinated Debentures due 2065	319	319
Subtotal	5,754	5,081
Unamortized issuance costs	(44)	(39)
Long-term debt	$5,710	$5,042
RGA has entered into an interest rate swap on its Variable Rate Junior Subordinated Debentures that effectively fixes the interest rate on these securities at 4.82% until December 2037.
2025 Subordinated Debt Issuances
On March 3, 2025, the Company issued 6.650% fixed-rate reset subordinated debentures due 2055 with a face amount of $700 million which were used for general corporate purposes, including funding the Company’s obligations with respect to the reinsurance transaction executed with Equitable Holdings that was completed on July 31, 2025. Capitalized issuance costs were $9 million.
2024 Senior Note Issuance
On May 13, 2024, the Company issued 5.75% fixed rate Senior Notes due 2034 with a face amount of $650 million which were used for general corporate purposes. Capitalized issuance costs were $6 million.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness. As of December 31, 2025 and 2024, the Company had $5,754 million and $5,081 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2025 and 2024, the average interest rate on long-term debt outstanding was 5.33% and 5.16%, respectively.
The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Future principal payments due on long-term debt, excluding discounts, as of December 31, 2025, were as follows (dollars in millions):

	Calendar Year
	2026	2027	2028	2029	2030	Thereafter
Long-term debt	$404	$4	$4	$604	$604	$4,141

Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2025 and 2024, there were approximately $398 million and $126 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and U.K. As of December 31, 2025 and 2024, $673 million and $1.1 billion, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.
The Company maintains four committed credit facilities, a syndicated revolving credit facility and eight uncommitted letter of credit facilities. The committed credit facilities have a combined capacity of $1.1 billion while the syndicated revolving credit facility is for $850 million and the uncommitted letter of credit facilities have a combined capacity of $1.8 billion. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The Company’s subsidiaries, RGA Reinsurance and RGA Americas, maintain a $200 million committed facility to provide contingent capital to RGA Reinsurance and RGA Americas.
The following table provides additional information on the Company’s existing committed credit facilities as of December 31, 2025 and 2024 (dollars in millions):

		Amount Utilized (1) December 31,
Current Capacity	Maturity Date	2025	2024	Basis of Fees
$150	April 2027	$150	$112	Credit rating
200	August 2027	150	200	Credit rating
850	March 2028	—	—	Credit rating
500	November 2028	170	294	Credit rating and utilization %
200	May 2029	99	99	Credit rating
(1)Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.
Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace. Total fees expensed associated with the Company’s letters of credit were $9 million, $10 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in policy acquisition costs and other insurance expenses.
Facility Agreement for Senior Notes Issuance
On June 4, 2025, the Company entered into a 30-year facility agreement with a Delaware trust (the “Trust”) in connection with the sale by the Trust of $1.0 billion of pre-capitalized securities. The Trust invested the proceeds from the sale of its securities in a portfolio of principal and interest strips of U.S. Treasury securities.
The facility agreement provides the Company with the right to issue and sell to the Trust from time to time up to $1.0 billion of its 6.722% senior notes due 2055 in exchange for a corresponding amount of the U.S. Treasury securities held by the Trust. In return, the Company agreed to pay a semi-annual facility fee to the Trust at a rate of 1.789% per year applied to the maximum amount of senior notes that the Company could issue to the Trust. The Company can redeem the 6.722% senior notes due 2055 at any time, in whole or in part. At December 31, 2025, the Company had not issued any senior notes under the facility agreement.
The issuance right under the facility agreement will be exercised automatically in full upon the Company’s failure to make certain payments to the Trust, or upon certain bankruptcy events involving RGA. The Company is also required to exercise the issuance right in full if its consolidated shareholders’ equity (excluding AOCI and noncontrolling interests) falls below a minimum threshold of $2.0 billion and upon certain other events described in the facility agreement.
Note 19     SEGMENT INFORMATION
Segments
The Company has nine geographic-based and business-based operational segments including a Corporate and Other segment. Geographic-based operations are further segmented into traditional and financial solutions businesses. The Company’s geographic based segments are U.S. and Latin America, Canada, Europe, Middle East and Africa, and Asia Pacific.
Traditional reinsurance includes individual and group life and health, disability, long-term care and critical illness reinsurance. Financial Solutions includes asset-intensive reinsurance, longevity reinsurance, stable value products, pension risk transfer transactions and capital solutions products.
The Corporate and Other revenues primarily include investment income from unallocated invested assets and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated corporate overhead and executive costs, interest expense related to debt and service business expenses. Additionally, Corporate and Other includes results from the Company’s FABNs issued prior to January 1, 2025. Effective January 1, 2025, newly issued FABNs are included in the U.S. Financial Solutions segment.
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
No individual client generated 10% or more of the Company’s total gross premiums and other revenues on a consolidated basis in 2025, 2024 and 2023. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
The following tables summarizes the Company’s reportable segment revenues, significant expenses, measure of profit and loss and reconciliations to the Company’s consolidated totals (dollars in millions):

For the year ended December 31, 2025:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$9,126	$3,205	$1,605	$430	$2,397	$1,447	$3,641	$1,505	$699	$24,055
Reconciliation of revenues:
Investment and derivative gains (losses)										(344)
Change in fair value of funds withheld embedded derivatives										(14)
Funds withheld gains (losses) – investment income										(15)
Investment income (loss) on unit-linked variable annuities										—
Other revenues (1)										16
Total consolidated revenues										$23,698
Less significant expenses (2):
Adjusted claims and other policy benefits	7,409	1,496	1,226	368	2,074	893	2,883	613	—
Future policy benefits remeasurement (gains) losses	(66)	3	(5)	3	204	(37)	(93)	(9)	—
Adjusted interest credited	175	818	1	—	—	26	—	414	186
Interest expense	—	—	—	—	—	—	—	—	366
Other segment items (3)	1,106	521	226	22	225	96	386	193	365
Adjusted operating income (loss) before income taxes	$502	$367	$157	$37	$(106)	$469	$465	$294	$(218)	$1,967
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(344)
Market risk benefits remeasurement gains (losses)										(8)
Change in fair value of funds withheld embedded derivatives										(14)
Funds withheld gains (losses) – investment income										(15)
Derivatives – interest credited										(15)
Investment income (loss) on unit-linked variable annuities										—
Interest credited on unit-linked variable annuities										—
Interest expense on uncertain tax positions										—
Other reconciling items (4)										(31)
Income before income taxes per consolidated statements of income										$1,540
(1)Includes market valuation adjustments on surrender charges and other immaterial items.

(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

For the year ended December 31, 2024:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$8,429	$4,492	$1,557	$331	$2,125	$1,013	$3,297	$957	$587	$22,788
Reconciliation of revenues:
Investment and derivative gains (losses)										(897)
Change in fair value of funds withheld embedded derivatives										116
Funds withheld gains (losses) – investment income										(3)
Investment income (loss) on unit-linked variable annuities										(3)
Other revenues (1)										106
Total consolidated revenues										$22,107
Less significant expenses (2):
Adjusted claims and other policy benefits	6,846	3,187	1,194	307	1,805	562	2,582	308	—
Future policy benefits remeasurement (gains) losses	(109)	1	(11)	—	48	3	34	2	—
Adjusted interest credited	119	519	1	—	—	30	—	256	150
Interest expense	—	—	—	—	—	—	—	—	303
Other segment items (3)	1,048	459	239	(2)	242	73	399	136	305
Adjusted operating income (loss) before income taxes	$525	$326	$134	$26	$30	$345	$282	$255	$(171)	$1,752
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(897)
Market risk benefits remeasurement gains (losses)										44
Change in fair value of funds withheld embedded derivatives										116
Funds withheld gains (losses) – investment income										(3)
Derivatives – interest credited										(15)
Investment income (loss) on unit-linked variable annuities										(3)
Interest credited on unit-linked variable annuities										3
Interest expense on uncertain tax positions										(1)
Other reconciling items (4)										(16)
Income before income taxes per consolidated statements of income										$980
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

For the year ended December 31, 2023:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$7,818	$2,879	$1,472	$106	$1,866	$694	$3,050	$749	$441	$19,075
Reconciliation of revenues:
Investment and derivative gains (losses)										(360)
Change in fair value of funds withheld embedded derivatives										(163)
Funds withheld gains (losses) – investment income										5
Investment income (loss) on unit-linked variable annuities										(1)
Other revenues (1)										11
Total consolidated revenues										$18,567
Less significant expenses (2):
Adjusted claims and other policy benefits	6,429	1,646	1,130	78	1,622	363	2,340	230	—
Future policy benefits remeasurement (gains) losses	74	(29)	22	(30)	48	(89)	(56)	(2)	—
Adjusted interest credited	75	531	1	—	—	—	—	203	61
Interest expense	—	—	—	—	—	—	—	—	257
Other segment items (3)	927	280	228	6	216	65	393	106	251
Adjusted operating income (loss) before income taxes	$313	$451	$91	$52	$(20)	$355	$373	$212	$(128)	$1,699
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(360)
Market risk benefits remeasurement gains (losses)										10
Change in fair value of funds withheld embedded derivatives										(163)
Funds withheld gains (losses) – investment income										5
Derivatives – interest credited										6
Investment income (loss) on unit-linked variable annuities										(1)
Interest credited on unit-linked variable annuities										1
Interest expense on uncertain tax positions										—
Other reconciling items (4)										(37)
Income before income taxes per consolidated statements of income										$1,160
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

Note 20   EQUITY
Common Stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods presented:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2022	85,310,598	18,634,390	66,676,208
Common Stock acquired	—	1,372,131	(1,372,131)
Equity based plans	—	(316,636)	316,636
Balance, December 31, 2023	85,310,598	19,689,885	65,620,713
Common Stock acquired	—	—	—
Equity based plans	—	(251,549)	251,549
Balance, December 31, 2024	85,310,598	19,438,336	65,872,262
Common Stock acquired	—	673,114	(673,114)
Equity based plans	—	(264,516)	264,516
Balance, December 31, 2025	85,310,598	19,846,934	65,463,664
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
The following table summarizes the Company’s share repurchase activity under the share repurchase programs for the years ended December 31, 2025 and 2024 (dollar amounts in millions, except for the number of shares and per share amounts):

Year of Repurchase	Shares Repurchased	Amount Paid	Average Per Share
2025	673,114	$125	$185.70
2024	—	$—	$—
On January 23, 2024, the Company’s board of directors authorized a share repurchase program for up to $500 million of its outstanding common stock. During the year ended December 31, 2025, the Company repurchased 673,114 shares of common stock under this program.
On January 29, 2026, the board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. The authorization replaces the stock repurchase authorization granted by the board in 2024.
Repurchases will be made in accordance with applicable securities laws and would be made through market transactions, block trades, privately negotiated transactions or other means, or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements, and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice.
Noncontrolling Interest
In 2022, Papara Financing LLC (“Papara”), a subsidiary of RGA Reinsurance, issued nonconvertible preferred interests to an unaffiliated third party. The membership interests in Papara consist of common interests, which are held by RGA Reinsurance and preferred interests. The preferred interests total $90 million. The preferred interests are included in noncontrolling interest, and net income attributable to noncontrolling interest was $7 million for the year ended December 31, 2025.

Other Comprehensive Income (Loss)
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 (dollars in millions):
For the year ended December 31, 2025:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$204	$—	$204
Foreign currency swap	(81)	17	(64)
Net foreign currency translation adjustments	123	17	140
Unrealized gains on investments: (1)
Unrealized net holding losses arising during the year	(614)	143	(471)
Less: Reclassification adjustment for net losses realized in net income	(233)	43	(190)
Net unrealized losses	(381)	100	(281)

Effect of updating discount rates on future policy benefits	2,524	(564)	1,960
Change in instrument-specific credit risk for market risk benefits	—		—
Unrealized gains (losses) related to pension and postretirement benefits:
Net prior service cost arising during the year	(2)	—	(2)
Net gain (loss) arising during the year	20	(4)	16
Net unrealized gains (losses) related to pension and postretirement benefits	18	(4)	14
Other comprehensive income (loss)	$2,284	$(451)	$1,833
For the year ended December 31, 2024:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(185)	$(5)	$(190)
Foreign currency swap	129	(27)	102
Net foreign currency translation adjustments	(56)	(32)	(88)
Unrealized losses on investments: (1)
Unrealized net holding gains arising during the year	(1,667)	326	(1,341)
Less: Reclassification adjustment for net gains realized in net income	(633)	150	(483)
Net unrealized losses	(1,034)	176	(858)

Effect of updating discount rates on future policy benefits	2,742	(586)	2,156
Change in instrument-specific credit risk for market risk benefits	(1)	—	(1)
Unrealized gains (losses) related to pension and postretirement benefits:
Net prior service cost arising during the year	(2)	—	(2)
Net gain (loss) arising during the year	13	(2)	11
Net unrealized gains (losses) related to pension and postretirement benefits	11	(2)	9
Other comprehensive income (loss)	$1,662	$(444)	$1,218
For the year ended December 31, 2023:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$224	$(26)	$198
Foreign currency swap	(18)	4	(14)
Net foreign currency translation adjustments	206	(22)	184
Unrealized losses on investments: (1)
Unrealized net holding losses arising during the year	2,050	(401)	1,649
Less: Reclassification adjustment for net losses realized in net income	(228)	48	(180)
Net unrealized losses	2,278	(449)	1,829

Effect of updating discount rates on future policy benefits	(660)	161	(499)
Change in instrument-specific credit risk for market risk benefits	(13)	3	(10)
Unrealized gains (losses) related to pension and postretirement benefits:
Net prior service cost arising during the year	(1)	1	—
Net gain arising during the year	(3)	1	(2)
Net unrealized gains (losses) related to pension and postretirement benefits	(4)	2	(2)
Other comprehensive income (loss)	$1,807	$(305)	$1,502
(1)Includes cash flow hedges. See Note 12 for additional information on cash flow hedges.

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in millions):

For the years ended December 31,	2025	2024	2023
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$(99)	$(758)	$2,289
Other investments (1)	(282)	(276)	(11)
Net unrealized appreciation (depreciation)	$(381)	$(1,034)	$2,278
(1)Includes cash flow hedges. See Note 12 for additional information on cash flow hedges.
The balance of and changes in each component of AOCI were as follows (dollars in millions):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(115)	$(5,497)	$(27)	$3,755	$13	(1,871)
OCI before reclassifications	206	2,037	(4)	(660)	(13)	1,566
Amounts reclassified from AOCI	—	241	—	—	—	241
Deferred income tax benefit (expense)	(22)	(449)	2	161	3	(305)
Balance, December 31, 2023	69	(3,668)	(29)	3,256	3	(369)
OCI before reclassifications	(56)	(1,718)	11	2,742	(1)	978
Amounts reclassified from AOCI	—	684	—	—	—	684
Deferred income tax benefit (expense)	(32)	176	(2)	(586)	—	(444)
Balance, December 31, 2024	(19)	(4,526)	(20)	5,412	2	849
OCI before reclassifications	123	(679)	—	2,524	—	1,968
Amounts reclassified from AOCI	—	298	18	—	—	316
Deferred income tax benefit (expense)	17	100	(4)	(564)	—	(451)
Balance, December 31, 2025	$121	$(4,807)	$(6)	$7,372	$2	$2,682
(1)Includes cash flow hedges of $(748), $(495) and $(218) as of December 31, 2025, 2024 and 2023, respectively. See Note 12 for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the years ended December 31, 2025 and 2024 (dollars in millions):

	Amount Reclassified from AOCI
Details about AOCI Components	2025	2024	Affected Line Item in Statement of Income
Net unrealized investment gains (losses):
Net unrealized gains and losses on available-for-sale securities	$(233)	$(633)	Investment related gains (losses), net
Cash flow hedges – Interest rate	5	—	(1)
Cash flow hedges – Foreign currency	(70)	(51)	(1)
Total	(298)	(684)
Provision for income taxes	57	161
Net unrealized gains (losses), net of tax	$(241)	$(523)

Amortization of defined benefit plan items:
Prior service (cost) credit	$2	$2	(2)
Actuarial gains (losses)	(20)	(2)	(2)
Total	(18)	—
Provision for income taxes	4	—
Amortization of defined benefit plans, net of tax	$(14)	$—

Total reclassifications for the period	$(255)	$(523)
(1)See Note 12 for information on cash flow hedges.
(2)See Note 15 for information on employee benefit plans.

Long-Term Incentive Compensation
The Company has adopted the RGA Flexible Stock Plan which was most recently amended and restated in 2025, the Flexible Stock Plan for Directors, which was most recently amended in 2021, and the Phantom Stock Plan for Directors, which was most recently amended in 2025 (collectively, the “Plans”). The Plans provide for the award of benefits of various types of long-term incentive compensation, including cash and equity based awards. In addition, the Company adopted the Employee Stock Purchase Plan (the “ESPP”) in 2024, under which employees have the ability to acquire shares of the Company’s common stock, and restricted stock units are granted in the form of matched share awards associated with such acquired shares. The restricted stock units vest on the first anniversary of the date of grant.
Equity based awards include stock options, stock appreciation rights (“SARs”), restricted stock, performance units and other equity based awards to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2025, shares authorized for the granting of benefits (prior to giving effect to benefits or shares that have been awarded under these plans) totaled 17,660,077 under the RGA Flexible Stock Plan, 307,500 under the Flexible Stock Plan for Directors, 205,000 under the Phantom Stock Plan for Directors and 100,000 under the Employee Stock Purchase Plan. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its Plans.
The Company recognized equity based compensation expense of $42 million, $60 million and $46 million in 2025, 2024 and 2023, respectively, related to equity based awards under the Plans, primarily due to performance units, stock appreciation rights and restricted stock.
As of December 31, 2025, the total compensation cost of non-vested awards not yet recognized in the financial statements was $39 million. It is estimated that these costs will vest over a weighted average period of 1.2 years.
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
Stock Options and Stock Appreciation Rights
SARs are generally granted with a conversion price equal to the stock’s fair value at the date of grant and expire 10 years after the date of grant. There were no stock options outstanding issued to the Company’s directors under the Flexible Stock Plan during the periods presented. The following table presents a summary of options and SARs activity:

	Number of Options and SARs	Weighted Average Exercise/Conversion Price	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	1,560,393	$126.67
Granted	125,160	$193.54
Exercised	(229,556)	$104.33
Forfeited	(8,983)	$177.55
Outstanding as of December 31, 2025	1,447,014	$135.68	$98
Awards exercisable	1,301,027	$130.56	$95
The intrinsic value of awards exercised was $22 million, $39 million, and $27 million for 2025, 2024 and 2023, respectively.

	Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/2025	Weighted Average Exercise Price
$90.00 – $109.99	262,348	5.0	$104.01	262,348	$104.01
$110.00 – $129.99	591,028	4.0	$122.70	591,028	$122.70
$130.00 – $149.99	256,305	4.9	$142.27	227,151	$142.77
$150.00 +	337,333	6.6	$178.08	220,500	$170.66
Totals	1,447,014	5.0	$135.68	1,301,027	$130.56
The following table presents the weighted average assumptions used to determine the fair value of SARs granted:

For the years ended December 31,	2025	2024	2023
Dividend yield	1.84%	1.84%	2.31%
Risk-free rate of return	4.12%	4.33%	4.15%
Expected volatility	38.8%	38.3%	37.1%
Expected life (in years)	6.0	6.0	6.3
Weighted average exercise price of stock options granted	$193.00	$185.28	$138.34
Weighted average fair value of stock options granted	$70.67	$67.95	$47.20
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
Performance Units
Performance Units are units that, if vested, are multiplied by a performance factor to produce a number of final shares that are paid in the Company’s common stock. Each unit represents the right to receive up to two shares of the Company’s common stock, depending on the results of certain performance measures. Compensation expense related to Performance Units is recognized ratably over the requisite performance period. The performance factor for the 2022 – 2024 performance period was 197.4%.
Restricted Stock Units
In general, restricted stock units (“RSUs”) granted under the Flexible Stock Plan become payable over a three year vesting period. Under the ESPP, RSUs are granted in the form of matched share awards and become payable at the end of a one year vesting period. Each RSU, if vested, represents the right to receive one share of Company common stock. RSUs generally do not have a strike price and are included in the Company’s shares outstanding.
The following table presents a summary of Performance Units and Restricted Stock Units activity:

	Performance Units (1)	Restricted Stock Units
Outstanding as of December 31, 2024	362,462	394,399
Granted	131,836	116,576
Paid	(74,943)	(229,865)
Forfeited	(10,975)	(10,909)
Outstanding as of December 31, 2025	408,380	270,201
(1)Performance Unit amounts above represent the number of Performance Units to be issued at target performance and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2025, the performance period for the 2023 – 2025 Performance Units was completed, but the performance factor had not yet been determined. Included in the above table are 172,234 outstanding Performance Units to which the 2023 – 2025 performance factor will be applied.
During 2025, the Company granted 131,836 Performance Units at a weighted average fair value per unit of $193.00.

Note 21   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Years Ended December 31,
(in millions, except per share data)	Three Months Ended
2025	March 31,	June 30,	September 30,	December 31,
Total Revenues	$5,260	$5,599	$6,204	$6,635
Total benefits and expenses	4,891	5,258	5,884	6,125
Income before income taxes	369	341	320	510
Net Income	288	181	255	465
Earnings Per Share:
Basic earnings per share	$4.33	$2.72	$3.85	$7.07
Diluted earnings per share	4.27	2.70	3.81	6.97
2024	March 31,	June 30,	September 30,	December 31,
Total Revenues	$6,337	$4,878	$5,651	$5,241
Total benefits and expenses	6,065	4,609	5,437	5,016
Income before income taxes	272	269	214	225
Net Income	212	204	158	150
Earnings Per Share:
Basic earnings per share	$3.20	$3.07	$2.37	$2.26
Diluted earnings per share	3.16	3.03	2.33	2.22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Actuarial Assumptions – Refer to Notes 2, 5, 8 and 13 to the financial statements
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

February 20, 2026

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2025 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2025.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 20, 2026

Item 9B.         OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Axel André, 50, is Executive Vice President, Chief Financial Officer of the Company and is a member of the Company’s Executive Committee. Prior to joining RGA in 2024, he served as Executive Vice President and Chief Financial Officer of American Equity Investment Life Holding Company from September 2021 until May 2024. He was Executive Vice President and Chief Financial Officer of Jackson Financial Inc. from February 2020 until February 2021. Mr. André served in various roles at AIG Life & Retirement (now Corebridge Financial) from 2013 until 2020 and was previously Managing Director, Global Insurance Strategies at Goldman, Sachs & Co. He received a Masters of Science from Imperial College (University of London) and a PhD in Physics from Harvard University.
Leslie Barbi, 59, is Executive Vice President, Chief Investment Officer of the Company and is a member of the Company’s Executive Committee. As disclosed by the Company in a Current Report on Form 8-K filed on December 3 2025, Ms. Barbi intends to retire from the Company effective April 15, 2026. Prior to joining RGA in 2020, Ms. Barbi served as Executive Officer – Senior Vice President, Head of Public Investments for Northwestern Mutual Life Insurance Company. Prior to that, she was the Senior Managing Director, Head of Public Fixed Income at The Guardian Life Insurance Company of America. Earlier in her career, Ms. Barbi held senior positions at Goldman Sachs Asset Management and at Pacific Investment Management Company (PIMCO).
Mark Brooks, 56, is Executive Vice President, Chief Information Officer of the Company, managing the Company’s global information technology operations and is a member of the Company’s Executive Committee. Mr. Brooks joined RGA in 2023 from Centene Corporation, where he had served as Executive Vice President and Chief Technology and Transformation Officer from 2015 to 2023. Prior to Centene, he held a variety of positions at Health Net, Inc., a California-based health insurer, including Director of Web Development, Vice President of Applications Development, and Chief Technology Officer. Mr. Brooks started his career at Accenture (formerly Andersen Consulting). He holds a Bachelor of Arts in Economics and Communications from the University of California, Davis, and a Master of Business Administration degree from the UC Davis Graduate School of Management.
Tony Cheng, 51, is President and Chief Executive Officer of the Company and is a member of the Company’s Executive Committee. He has been Chief Executive Officer since January 1, 2024, and was named President in January 2023. Prior to this appointment, he served as Executive Vice President, Head of Asia, Australia and EMEA from November 2021 to January 2023. He joined RGA in 1997 as Chief Actuary of Malaysian Life Reinsurance Group Berhad, the Company’s joint venture with the Life Insurance Association of Malaysia. In 2004, Mr. Cheng was named Chief Executive Officer of the Hong Kong office, responsible for all business activity in Hong Kong and Southeast Asia, and in 2011, was appointed Senior Vice President, Asia, an expanded role incorporating overall management of RGA’s Asia operations. In 2021 Mr. Cheng assumed responsibility for the Company’s Australia and EMEA operations.
Laura Cockrill, 48, is Executive Vice President, Chief Strategy Officer, and a member of the Company’s Executive Committee. She is responsible for shaping, communicating and executing the Company’s strategic vision. Ms. Cockrill joined the Company in 2000 and held positions of increasing responsibility, including most recently, Deputy Chief Financial Officer. Ms. Cockrill serves on numerous boards within the Company’s operating structure and is a Certified Public Accountant (Inactive). She holds a Bachelor’s degree in accounting from Truman State University.
Cormac Galvin, 46, is Executive Vice President, Head of EMEA and is a member of the Company’s Executive Committee. He joined the Company in 2009 and is responsible for leading the management and growth of RGA’s business and operations in EMEA. Mr. Gavin serves on the Board of RGA International, overseeing branches across Europe. Prior to joining RGA, Mr. Galvin served as Associate Director of RBS. Mr. Galvin is a Fellow of the Institute and Faculty of Actuaries.
John W. Hayden, 59, is Executive Vice President, Controller. Mr. Hayden joined the Company in 2000 and held the position of Vice President, SEC Reporting and Investor Relations prior to his current role. Before coming to RGA, Mr. Hayden served in a finance position at General American Life Insurance Company and prior to that position, he was a senior manager at KPMG LLP, in the financial services audit practice, specializing in the insurance industry. Mr. Hayden also serves as a director and officer of several RGA subsidiaries.

Ron Herrmann, 60, is Executive Vice President, Reinsurance Group of America, Incorporated and President, RGA Reinsurance Company and is a member of the Company’s Executive Committee. He previously served as Executive Vice President, Head of Americas. Prior to joining the Company in 2020, Mr. Herrmann served as Head of Individual Life and Employee Benefits at Equitable Holdings. Mr. Herrmann is a current member of the Board of Directors for both American Council of Life Insurers. Mr. Herrmann graduated from Penn State University with a Bachelor of Science in finance and is a Certified Financial Planner.
Ray Kleeman, 53, is Executive Vice President, Chief Human Resources Officer, and is a member of the Company’s Executive Committee. He is responsible for all of RGA’s global human resource strategies, including organization design, workforce and succession planning, talent acquisition and development, compensation and benefits, diversity and inclusion, and change management. Mr. Kleema joined RGA in 2022 and was previously Senior Vice President, Human Resources at Centene Corporation. Previously, Mr. Kleeman held several global positions with Monsanto Company, Express Scripts, Amgen, and Pfizer. He has a Master of Science and a Ph.D. in organizational psychology, both from Saint Louis University.
Arthur Ozeki, 63, is Executive Vice President, Head of Asia Pacific, and is a member of the Company’s Executive Committee. He is responsible for RGA’s operations across the Asia Pacific region. He joined RGA in 2016 as Senior Vice President and Chief Executive Officer, Japan Branch and subsequently took on other regional responsibilities, before assuming his current role in 2021. Prior to joining RGA, he was Senior Managing Director and Country Head of Japan for Macquarie Capital Securities and also served on several boards of its infrastructure-related investments. Earlier in his career, Mr. Ozeki held senior positions at J.P. Morgan, UBS Securities Ltd. and Lazard Freres & Co. He has a Masters of Business Administration from The University of Chicago Graduate School of Business and a Bachelor of Science in Computer Science and Engineering from the Massachusetts Institute of Technology.
Jonathan Porter, 55, is Executive Vice President and Global Chief Risk Officer and is a member of the Company’s Executive Committee. He is responsible for the Company’s global enterprise risk management and is a member of the Company’s Executive Committee. Prior to his current role, Mr. Porter previously served in positions of Senior Vice President, Global Analytics and In-Force Management and Chief Pricing Actuary of International Markets. Before joining the Company in 2008, he was the Chief Financial Officer, U.S. Life Insurance at Manulife Financial. Mr. Porter also serves as a director and officer of several RGA subsidiaries. He holds Fellow of the Society of Actuaries and Federal Insurance Contributions Act designations.
My Chi To, 53, is Executive Vice President, Chief Legal Officer and Corporate Secretary, and is is a member of the Company’s Executive Committee. Prior to joining the Company in May 2025, she served as Executive Vice President and Chief Legal Officer at Voya Financial and prior to that position, she was Executive Deputy Superintendent of Insurance for the New York State Department of Financial Services from January 2020 to June 2022. Ms. To was previously a partner with Debevoise & Plimpton LLP in the firm’s Restructuring Group and Global Insurance Practice. She earned her civil and common law degrees from the University of Ottawa and clerked for the Supreme Court of Canada. Ms. To also holds a master’s degree in politics from the University of Oxford, where she was a Rhodes Scholar.
Simon Wainwright, 62, is Executive Vice President, Advisor to the CEO, and is a member of the Company’s Executive Committee. He joined RGA as Managing Director U.K. and Ireland in 2012, and was promoted to Executive Vice President, Head of EMEA in 2019. Mr. Wainwright joined the Company from HSBC, having held a number of roles over 15 years including CEO Insurance, CEO HSBC Bank Ireland and COO Commercial and Corporate Banking. Mr. Wainwright previously held senior insurance and banking roles at Lloyds Banking Group and Nationwide. Mr. Wainwright is a Fellow of the Institute of Bankers and Institute of Directors. He holds a Bachelor of Science in banking practice and management from the Institute of Financial Services, School of Finance, a Management Science degree from Oxford Business School and an MBA from Henley Business School.
Corporate Governance
The Company has adopted a Code of Conduct (the “Code”), a Directors’ Code of Business Conduct and Ethics (the “Directors’ Code”), and a Financial Management Code of Professional Conduct (the “Financial Management Code”). The Code applies to all employees and officers of the Company and its subsidiaries. The Directors’ Code applies to directors of the Company and its subsidiaries. The Financial Management Code applies to the Company’s chief executive officer, chief financial officer, corporate controller, primary financial officers in each business unit, and all professionals in finance and finance-related departments. The Company intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K by posting on its website information about amendments to, or waivers from, a provision of the Financial Management Code that applies to the Company’s chief executive officer, chief financial officer, and corporate controller. Each of the three Codes described above is available on the Company’s website at www.rgare.com.
Also available on the Company’s website are the following other items: Corporate Governance Guidelines, Audit Committee charter, Human Capital and Compensation Committee charter, Cybersecurity and Technology Committee charter,

Investment Committee charter, Nominating and Governance Committee charter and Risk Committee charter (collectively “Governance Documents”).
The Company will provide without charge, upon written or oral request, a copy of any of the Codes of Conduct or Governance Documents. Requests should be directed to Investor Relations, Reinsurance Group of America, Incorporated, 16600 Swingley Ridge Road, Chesterfield, MO 63017, by electronic mail (investrelations@rgare.com) or by telephone (636-736-2068).
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
Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information on this subject will be found in the Proxy Statement under the caption “Stock Ownership” and is incorporated herein by reference.
The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,176,511 (1)	$135.68 (2)(3)	1,950,039 (4)
Equity compensation plans not approved by security holders	—	—	—
Total	2,176,511 (1)	$135.68 (2)(3)	1,950,039 (4)
(1)Includes the number of securities to be issued upon exercises or settlement of stock appreciation rights, restricted units and performance units under the following plans: Flexible Stock Plan – 2,120,917; Flexible Stock Plan for Directors – 0; Phantom Stock Plan for Directors – 50,916; and Employee Stock Purchase Plan – 4,678. The number of performance units represents the number of shares that would be issued based on target performance, reduced for cancellations and adjustments, through December 31, 2025. The actual number of shares issued at the end of each performance period will range between 0% and 200% of the target number of units granted, based on a measure of the actual performance of the Company relative to stated goals.
(2)Does not include 408,380 performance units outstanding and 265,523 restricted units outstanding under the Flexible Stock Plan; 50,916 phantom units outstanding under the Phantom Stock Plan for Directors; and 4,678 restricted units outstanding under the Employee Stock Purchase Plan because those securities do not have an exercise price (i.e., a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).
(3)Reflects the blended weighted average exercise price of outstanding options under the Flexible Stock Plan.
(4)Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan – 1,787,432; Flexible Stock Plan for Directors – 36,438; Phantom Stock Plan for Directors – 51,661; and Employee Stock Purchase Plan – 74,508.
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

See the Index to Exhibits on page 197.
Item 16.         FORM 10-K SUMMARY
None.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2025
(in millions)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheets (1)
Fixed maturity securities:
United States government and government agencies and authorities	$3,508	$3,287	$3,287
State and political subdivisions	737	660	660
Foreign governments (2)	19,011	16,985	16,985
Public utilities	11,988	11,409	11,409
Mortgage-backed and asset-backed securities	11,272	11,100	11,100
All other corporate bonds	60,748	58,328	58,328
Total fixed maturity securities	$107,264	$101,769	$101,769

Equity securities	$337	$311	$311
Mortgage loans	11,104		11,104
Policy loans	3,541		3,541
Funds withheld at interest	8,149		8,149
Limited partnerships and real estate joint ventures	3,747		3,747
Short-term investments	346		346
Other invested assets	1,514		1,514
Total investments	$136,002		$130,481
(1)Fixed maturity securities are classified as available-for-sale and carried at fair value.
(2)Includes fixed maturity securities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(in millions)

	2025	2024	2023
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$820	$526
Short-term and other investments	25	12
Cash and cash equivalents	515	125
Investment in subsidiaries	16,796	14,226
Loans to subsidiaries	1,010	1,010
Other assets	475	504
Total assets	$19,641	$16,403
Liabilities and shareholders’ equity:
Long-term debt – unaffiliated (1)	$4,806	$4,111
Long-term debt – affiliated	600	600
Other liabilities	774	876
Shareholders’ equity	13,461	10,816
Total liabilities and shareholders’ equity	$19,641	$16,403
CONDENSED STATEMENTS OF INCOME
Interest / dividend income (2)	$1,464	$137	$654
Investment related losses, net	—	(4)	(1)
Operating expenses	(113)	(66)	(67)
Interest expense	(274)	(224)	(202)
Income (loss) before income tax and undistributed earnings of subsidiaries	1,077	(157)	384
Income tax benefit	(64)	(17)	(35)
Net income (loss) before undistributed earnings of subsidiaries	1,141	(140)	419
Equity in undistributed earnings of subsidiaries	41	857	483
Net income	1,182	717	902
Other comprehensive income	11	12	3
Total comprehensive income	$1,193	$729	$905
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
(1)Long-term debt – unaffiliated consists of the following:

	2025	2024
$400 million 3.95% Senior Notes due 2026	$400	$400
$600 million 3.90% Senior Notes due 2029	599	599
$600 million 3.15% Senior Notes due 2030	599	598
$400 million 6.00% Senior Notes due 2033	399	399
$650 million 5.75% Senior Notes due 2034	646	646
$700 million 7.125% Fixed-Rate Reset Subordinated Debentures due 2052	700	700
$700 million 6.65% Fixed-Rate Reset Subordinated Debentures due 2055	700	—
$400 million 5.75% Fixed-to-Floating Subordinated Debentures due 2056	400	400
$400 million Variable Rate Junior Subordinated Debentures due 2065	399	399
Subtotal	4,842	4,141
Unamortized debt issuance costs	(36)	(30)
Total	$4,806	$4,111

(2)Interest/dividend income includes $75 million and $520 million of dividends from consolidated subsidiaries in 2025 and 2024, respectively.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)
December 31,
(in millions)

	2025	2024	2023
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$1,182	$717	$902
Equity in earnings of subsidiaries	(41)	(857)	(483)
Other, net	(49)	(194)	(190)
Net cash provided by (used in) operating activities	1,092	(334)	229
Investing activities:
Sales of fixed maturity securities available-for-sale	373	289	265
Purchases of fixed maturity securities available-for-sale	(655)	(249)	(273)
Maturities of fixed maturity securities available-for-sale	2	13	42
Change in short-term investments	—	15	(15)
Change in other invested assets	(8)	15	(4)
Repayments of loans to subsidiaries	—	—	50
Return of capital from subsidiaries	—	214	—
Capital contributions to subsidiaries	(714)	(320)	(51)
Net cash provided by (used in) investing activities	(1,002)	(23)	14
Financing activities:
Dividends to shareholders	(240)	(229)	(219)
Purchases of treasury stock	(174)	(27)	(227)
Treasury stock reissued	4	—	—
Change in cash collateral for derivatives	19	(4)	11
Principal payments of long-term debt	—	—	(400)
Proceeds from unaffiliated long-term debt issuance, net	691	640	396
Net cash provided by (used in) financing activities	300	380	(439)
Change in cash and cash equivalents	390	23	(196)
Cash and cash equivalents, beginning of period	125	102	298
Cash and cash equivalents, end of period	$515	$125	$102
Supplementary information:
Interest paid	$21	$197	$186
Income taxes paid, net of refunds	$40	$—	$169

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

	As of December 31,
	Deferred Policy Acquisition Costs	Future Policy Benefits and Interest-Sensitive Contract Liabilities	Market Risk Benefits (Assets) Liabilities (1)	Other Policy Claims and Benefits Payable
2025
U.S. and Latin America:
Traditional	$3,068	$18,713	$—	$945
Financial Solutions	508	42,463	215	—
Canada:
Traditional	166	4,462	—	457
Financial Solutions	21	4,649	—	—
Europe, Middle East and Africa:
Traditional	478	2,874	—	1,040
Financial Solutions	—	11,416	—	—
Asia Pacific:
Traditional	1,285	4,706	—	569
Financial Solutions	525	25,163	—	—
Corporate and Other	15	4,074	—	—
Total	$6,066	$118,520	$215	$3,011

2024
U.S. and Latin America:
Traditional	$2,986	$16,567	$—	$883
Financial Solutions	506	25,327	206	—
Canada:
Traditional	157	4,411	—	389
Financial Solutions	20	4,545	—	(8)
Europe, Middle East and Africa:
Traditional	354	2,289	—	879
Financial Solutions	—	7,132	—	—
Asia Pacific:
Traditional	1,178	4,193	—	544
Financial Solutions	324	19,886	—	—
Corporate and Other	18	4,113	—	6
Total	$5,543	$88,463	$206	$2,693
(1)Market risk benefits assets and liabilities are presented net.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(in millions)

	Year ended December 31,
	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Market Risk Benefits Remeasurement (Gains) Losses	Amortization of DAC	Other Expenses (1)
2025
U.S. and Latin America:
Traditional	$7,927	$1,134	$7,518	$—	$224	$882
Financial Solutions	774	1,753	2,363	8	53	460
Canada:
Traditional	1,331	266	1,222	—	11	215
Financial Solutions	188	228	371	—	—	22
Europe, Middle East and Africa:
Traditional	2,258	129	2,278	—	58	167
Financial Solutions	959	415	882	—	—	96
Asia Pacific:
Traditional	3,335	292	2,790	—	67	319
Financial Solutions	458	981	1,018	—	64	129
Corporate and Other	—	608	188	—	4	749
Total	$17,230	$5,806	$18,630	$8	$481	$3,039
2024
U.S. and Latin America:
Traditional	$7,500	$881	$6,856	$—	$174	$873
Financial Solutions	2,986	1,277	3,836	(44)	52	406
Canada:
Traditional	1,291	256	1,184	—	11	226
Financial Solutions	166	147	307	—	—	(2)
Europe, Middle East and Africa:
Traditional	2,002	112	1,853	—	49	203
Financial Solutions	660	317	592	—	—	73
Asia Pacific:
Traditional	3,014	257	2,616	—	58	340
Financial Solutions	224	656	566	—	45	91
Corporate and Other	—	513	148	—	2	612
Total	$17,843	$4,416	$17,958	$(44)	$391	$2,822
2023
U.S. and Latin America:
Traditional	$7,023	$778	$6,578	$—	$145	$782
Financial Solutions	1,521	1,151	2,176	(10)	48	240
Canada:
Traditional	1,215	246	1,153	—	12	218
Financial Solutions	90	4	48	—	—	6
Europe, Middle East and Africa:
Traditional	1,775	91	1,670	—	50	167
Financial Solutions	458	209	273	—	—	65
Asia Pacific:
Traditional	2,785	242	2,284	—	59	335
Financial Solutions	218	486	431	—	33	73
Corporate and Other	—	384	61	—	1	509
Total	$15,085	$3,591	$14,674	$(10)	$348	$2,395
(1)Includes policy acquisition costs and other insurance expenses (excluding amortization of DAC), other operating expenses and interest expense.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV—REINSURANCE
(in millions)

	As of or for the Year ended December 31,
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2025
Life reinsurance in force	$809	$64,802	$4,334,693	$4,270,700	101.5%
Premiums
U.S. and Latin America:
Traditional	$16	$106	$8,017	$7,927	101.1%
Financial Solutions	275	10	509	774	65.8
Canada:
Traditional	—	48	1,379	1,331	103.6
Financial Solutions	—	—	188	188	100.0
Europe, Middle East and Africa:
Traditional	—	41	2,299	2,258	101.8
Financial Solutions	—	273	1,232	959	128.5
Asia Pacific:
Traditional	—	65	3,400	3,335	101.9
Financial Solutions	—	—	458	458	100.0
Total	$291	$543	$17,482	$17,230	101.5
2024
Life reinsurance in force	$863	$71,887	$3,878,640	$3,807,616	101.9%
Premiums
U.S. and Latin America:
Traditional	$14	$175	$7,661	$7,500	102.1%
Financial Solutions	2,905	20	101	2,986	3.4
Canada:
Traditional	—	70	1,361	1,291	105.4
Financial Solutions	—	—	166	166	100.0
Europe, Middle East and Africa:
Traditional	—	24	2,026	2,002	101.2
Financial Solutions	—	267	927	660	140.5
Asia Pacific:
Traditional	—	93	3,107	3,014	103.1
Financial Solutions	—	—	224	224	100.0
Total	$2,919	$649	$15,573	$17,843	87.3
2023
Life reinsurance in force	$924	$69,242	$3,704,061	$3,635,743	101.9%
Premiums
U.S. and Latin America:
Traditional	$29	$195	$7,189	$7,023	102.4%
Financial Solutions	1,448	3	76	1,521	5.0
Canada:
Traditional	—	62	1,277	1,215	105.1
Financial Solutions	—	—	90	90	100.0
Europe, Middle East and Africa:
Traditional	—	30	1,805	1,775	101.7
Financial Solutions	—	246	704	458	153.7
Asia Pacific:
Traditional	—	137	2,922	2,785	104.9
Financial Solutions	—	—	218	218	100.0
Total	$1,477	$673	$14,281	$15,085	94.7

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2025
Valuation allowance for deferred income taxes	$678	$(44)	$92	$—	$726
Allowance for credit losses for mortgage loans	93	29	—	5	117
Allowance for credit losses for fixed maturity securities available-for-sale	98	124	—	12	210
2024
Valuation allowance for deferred income taxes	$567	$(5)	$116	$—	$678
Allowance for credit losses for mortgage loans	67	38	—	12	93
Allowance for credit losses for fixed maturity securities available-for-sale	75	53	—	30	98
2023
Valuation allowance for deferred income taxes	$235	$338	$(6)	$—	$567
Allowance for credit losses for mortgage loans	51	29	—	13	67
Allowance for credit losses for fixed maturity securities available-for-sale	37	52	—	14	75

GLOSSARY OF SELECTED TERMS
Throughout this Annual Report on Form 10-K, the Company may use certain abbreviations, acronyms and terms which are defined below.
Entities

Term or Acronym	Definition
RGA Reinsurance	RGA Reinsurance Company
Rockwood Re	Rockwood Reinsurance Company
Castlewood Re	Castlewood Reinsurance Company
Chesterfield Re	Chesterfield Reinsurance Company
RGA Life and Annuity	RGA Life and Annuity Insurance Company
RGA Canada	RGA Life Reinsurance Company of Canada
RGA Barbados	RGA Reinsurance Company (Barbados) Ltd.
RGA Americas	RGA Americas Reinsurance Company, Ltd.
Manor Re	Manor Reinsurance, Ltd.
RGA Worldwide	RGA Worldwide Reinsurance Company, Ltd.
RGA Global	RGA Global Reinsurance Company, Ltd.
RGA Australia	RGA Reinsurance Company of Australia Limited
RGA International	RGA International Reinsurance Company dac
Aurora National	Aurora National Life Assurance Company
Omnilife	Omnilife Insurance Company, Limited
Papara	Papara Financing LLC

Certain Terms and Acronyms

Term or Acronym	Definition
A.M. Best	A.M. Best Company
ABS	Asset-backed securities
Actuary	A specialist in the mathematics of risk, especially as it relates to insurance calculations such as premiums, reserves, dividends, insurance rates and annuity rates.
Allowance	An amount paid by the reinsurer to the ceding company to help cover the ceding company's acquisition and other costs, especially commissions. Allowances are usually calculated as a large percentage (often 100%) of first-year premiums reinsured and smaller percentages of renewal premiums reinsured.
AOCI	Accumulated other comprehensive income (loss)
Asset-Intensive Reinsurance	A transaction (usually coinsurance or funds withheld and often involving reinsurance of annuities) where performance of the underlying assets, more so than any mortality risk, is a key element.
Assumed reinsurance	Insurance risk that a reinsurer accepts (assumes) from a ceding company.
ASU	Accounting Standards Update
Automatic Reinsurance	Reinsurance arrangement whereby the ceding company and reinsurer agree that all business of a certain description will be ceded to the reinsurer. Under this arrangement, the ceding company performs underwriting decision-making within agreed-upon parameters for all business reinsured.
Bermuda Insurance Act	Bermuda's Insurance Act 1978 which distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business.
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
Capital-motivated reinsurance	Reinsurance, including financial reinsurance, whose primary purpose is to enhance the cedant's capital position.
Captive insurer	An insurance or reinsurance entity designed to provide insurance or reinsurance coverage for risks of the entity or entities by which it is owned or to which it is affiliated.
Ceding company (also known as cedant)	An insurer that transfers, or cedes, risk to a reinsurer.
CEO	RGA’s Chief Executive Officer
Cession	The insurance risk associated with a policy that is reinsured from an insurer to a reinsurer.
CFO	RGA’s Chief Financial Officer
CIO	Chief Information Officer
CISO	RGA’s Global Chief Information Security and Privacy officer
CLOs	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities, a part of our investment portfolio that consists of securities made up of commercial mortgages. Stated on the balance sheet at fair value.

Coinsurance (also known as original terms reinsurance)	A form of reinsurance under which the ceding company shares its premiums, death claims, surrender benefits, dividends and policy loans with the reinsurer, and the reinsurer pays expense allowances to reimburse the ceding company for a share of its expenses.
Coinsurance funds-withheld	A variant on coinsurance, in which the ceding company withholds assets equal to reserves and shares investment income on those assets with the reinsurer.
Counterparty	A party to a contract requiring or offering the exchange of risk.
Counterparty risk	The risk that a party to an agreement will be unable to fulfill its contractual obligations.
CPI	Consumer price index
Critical illness (CI) insurance (also known as dread disease insurance)	Insurance that provides a guaranteed fixed sum upon diagnosis of a specified illness or condition such as cancer, heart disease, or permanent total disability. The coverage can be offered on a stand-alone basis or as an add-on to a life insurance policy.
CRO	RGA’s Chief Risk Officer
CVA	Credit valuation adjustment
DAC	Deferred policy acquisition costs: Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits.
EBITDA	Earnings before interest, taxes, depreciation and amortization
EBS	Economic balance sheet framework as part of the Bermuda Solvency Capital Requirement that forms the basis for an insurer's enhanced capital requirements.
ECR	Enhanced capital requirement in accordance with the provisions of the Bermuda Insurance Act.
EEA	European Economic Area
EIAs	Equity-Indexed Annuities
EMEA	Europe, Middle East and Africa geographic segment
Enterprise Risk Management (ERM)	An enterprise-wide framework used by a firm to assess all risks facing the organization, manage mitigation strategies, monitor ongoing risks and report to interested audiences.
ESG	Environmental, social and governance
EU	European Union
Expected mortality	Number of deaths predicted to occur in a defined group of people.
FABN	Funding Agreement Backed Note
Face amount	Amount payable at the death of the insured or at the maturity of the policy.
Facultative reinsurance	A type of reinsurance in which the reinsurer underwrites an individual risk submitted by the ceding company for a risk that is unusual, large, highly substandard or not covered by an automatic reinsurance treaty. Such risks are typically submitted to multiple reinsurers for competitive offers.
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FIA	Fixed indexed annuities
Financial reinsurance (also known as financially-motivated reinsurance)	A form of capital-motivated reinsurance that satisfies all regulatory requirements for risk transfer and is often designed to produce very predictable reinsurer profits as a percentage of the capital provided
FSB	Financial Stability Board which consists of representatives of national financial authorities of the G20 nations.
FVO	Fair value option
GAAP	U.S. generally accepted accounting principles
GDPR	General Data Protection Regulation which establishes uniform data privacy laws across the European Union.
GICs	Guaranteed investment contracts
GILTI	Global intangible low-taxed income; a provision of U.S. Tax Reform that generally eliminates U.S. Federal income tax deferral on earnings of foreign subsidiaries.
GloBE	Model Global Anti-Base Erosion rules developed by the Organization for Economic Cooperation and Development
GMAB	Guaranteed minimum accumulation benefits; a feature of some variable annuities that the Company reinsures
GMDB	Guaranteed minimum death benefits; a feature of some variable annuities that the Company reinsures
GMIB	Guaranteed minimum income benefits; a feature of some variable annuities that the Company reinsures
GMWB	Guaranteed minimum withdrawal benefits; a feature of some variable annuities that the Company reinsures
Group life insurance	Insurance policy under which the lives of a group of people, most commonly employees of a single company, are insured in accordance with the terms of one master contract.
Guaranteed issue life insurance	Insurance products that are guaranteed upon application, regardless of past health conditions.
IAIG	Internationally Active Insurance Group
IAIS	International Association of Insurance Supervisors
IBNR	Incurred but not reported; a liability on claims that are based on historical reporting patterns but have not yet been reported.
Individual life insurance	An insurance policy that insures the life of usually one and sometimes two or more related individuals, rather than a group of people.
In force sum insured	A measure of insurance in effect at a specific date.
ISO	International Organization Standardization
Liquidity position	Combination of the company's cash, cash equivalents, and short-term investments

Longevity product	An insurance product that mitigates longevity risk by providing a stream of income for the duration of the policyholder's life.
Loss ratio	Claims and other policy benefits and Future policy benefits remeasurement (gains) losses as a percentage of net premiums.
Market risk benefits	Contracts or contract features that provide protection to the policyholder from capital market risk and expose the Company to other-than-nominal capital market risk and are measured at fair value.
MDCI	Missouri Department of Commerce and Insurance
MSM	Minimum solvency margin required to be maintained by the Company's Bermuda subsidiaries.
Modco	Modified coinsurance
Modified coinsurance	A variant on coinsurance in which the ceding company retains all the reserves, as well as assets backing reserves, and pays the reinsurer interest on the reinsurer's share of the reserves.
Moody’s	Moody’s Investors Service
Morbidity	A measure of the incidence of sickness or disease within a specific population group.
Mortality experience	Actual number of deaths occurring in a defined group of people.
Mortality risk reinsurance	Reinsurance that focuses primarily on transfer of mortality risk through coinsurance of term products or YRT.
NAIC	National Association of Insurance Commissioners
NAIC SAP	NAIC statutory accounting practices
NAV	Net asset value
Net Premium Ratio (NPR)	The NPR equals the present value of benefits divided by the present value of gross premiums.
NIFO	Net investments in foreign operations
NIST	National Institute of Standards and Technology
NOL	Net operating loss
Non-traditional reinsurance	Usually synonymous with capital-motivated reinsurance but includes any reinsurance of non-biometrical risks.
NYSE	New York Stock Exchange: the exchange where RGA is traded under the symbol “RGA”
OAS	Option-adjusted spread
OCI	Other comprehensive income (loss)
OTC	Derivatives that are privately negotiated contracts, which are known as over-the-counter derivatives.
OTC Cleared	OTC derivatives that are cleared and settled through central clearing counterparties.
PBR	Principles-based reserves
PCAOB	Public Company Accounting Oversight Board (United States)
Pension Plans	The Company's sponsored or administrated qualified and non-qualified defined benefit pension plans.
Portfolio	The totality of risks assumed by an insurer or reinsurer.
Premium	Amount paid to insure a risk.
Primary insurance (also known as direct insurance)	Insurance business relating to contracts directly between insurers and policyholders. The insurance company is directly responsible to the policyholder.
Production	New business produced during a specified period.
PRT	Pension Risk Transfer
Quota share (also known as 'first dollar' quota share)	A reinsurance arrangement in which the reinsurer receives a certain percentage of each risk reinsured.
RBC	Risk-Based Capital, which are guidelines promulgated by the NAIC and identify minimum capital requirements based upon business levels and asset mix.
Recapture	The right of the ceding company to cancel reinsurance under certain conditions.
Regulation XXX/Regulation A-XXX	U.S. Valuation of Life Policies Model Regulation implemented beginning in 2002 for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products.
Reinsurance	The transfer of insurance risk from an insurer, referred to as the ceding company, to a reinsurer, in conjunction with the payment of a reinsurance premium. Through reinsurance, a reinsurer 'insures' an insurer.
Reserves	The amount required to be carried as a liability in the financial statement of an insurer or reinsurer to provide for future commitments under outstanding policies and contracts.
Retakaful	A form of reinsurance that is acceptable within Islamic law. See Takaful.
Retention limit	The maximum amount of risk a company will insure on one life.
Retrocession	A transfer of reinsurance risk from a reinsurer to another reinsurer, referred to as the retrocessionaire, in conjunction with the payment of a retrocession premium. Through retrocession, a retrocessionaire reinsures a reinsurer.
Retrocessionaire	A reinsurer that reinsures another reinsurer; see Retrocession.
RMBS	Residential mortgage-backed securities, a part of our investment portfolio that consists of securities made up of residential mortgages. Stated on the balance sheet at fair value.
RMSC	The Company's Risk Management Steering Committee
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
Securitization	The structuring of financial assets as collateral against which securities can be issued to investors.

SOFR	Secured Overnight Financing Rate
SPLRC	Special Purpose Life Reinsurance Captives
Statutory capital	The excess of statutory assets over statutory reserves, both of which are calculated in accordance with standards established by insurance regulators.
Takaful	A form of insurance that is acceptable within Islamic law, and that is devised upon the principles of mutual advantage and group security.
Tele-underwriting	A telephone interview process, during which an applicant's qualifications to be insured are assessed.
The “Plan”	RGA Flexible Stock Plan
The Board	RGA's board of directors
The Companies Act	The Bermuda's Companies Act of 1981
The Company	Reinsurance Group of America, Incorporated and its subsidiaries, all of which are wholly owned, collectively.
Treaty (also known as a contract)	A reinsurance agreement between a reinsurer and a ceding company. The three most common types of reinsurance treaties are YRT (yearly renewable term), coinsurance and modified coinsurance. The three most common methods of accepting reinsurance are automatic, facultative and facultative-obligatory.
TVaR	Tail Value-at-Risk used for calculated capital requirement for Bermuda subsidiaries.
UAE	United Arab Emirates
U.K.	United Kingdom
UL	Universal life insurance
Underwriting	The process that assesses the risk inherent in an application for insurance prior to acceptance of the policy.
Valuation	The periodic calculation of reserves, the funds that insurance companies are required to hold in order satisfy all future insurance obligations.
Variable life insurance	A form of whole life insurance under which the death benefit and the cash value of the policy fluctuate according to the performance of an investment fund. Most variable life insurance policies guarantee that the death benefit will not fall below a specified minimum.
VII	Variable investment income

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ Tony Cheng
Tony Cheng
President and Chief Executive Officer

Date: February 20, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2026.

Signatures		Title

	/s/ Stephen T. O’Hearn*	Chair of the Board and Director
Stephen T. O’Hearn

	/s/ Tony Cheng	President, Chief Executive Officer and
	Tony Cheng	Director
(Principal Executive Officer)

	/s/ Pina Albo*	Director
Pina Albo

	/s/ Michele M. Bang*	Director
Michele M. Bang

	/s/ John J. Gauthier*	Director
John J. Gauthier

	/s/ Patricia L. Guinn*	Director
Patricia L. Guinn

	/s/ Hazel M. McNeilage*	Director
Hazel M. McNeilage

	/s/ Alison Rand*	Director
Alison Rand

	/s/ Shundrawn Thomas*	Director
Shundrawn Thomas

	/s/ Khanh T. Tran*	Director
Khanh T. Tran

	/s/ Steven C. Van Wyk*	Director
Steven C. Van Wyk

	/s/ Axel André	Executive Vice President, Chief
	Axel André	Financial Officer (Principal Financial
and Accounting Officer)

*	By: /s/ Axel André
Axel André, Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed May 22, 2020

3.2	Amended and Restated Bylaws, effective December 20, 2022, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2022

4.1	Form of stock certificate for common stock, incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A filed on November 17, 2008

4.2
Indenture, dated August 21, 2012, between Reinsurance Group of America, Incorporated (the “Company”) and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 21, 2012

4.3
Third Supplemental Indenture, dated June 8, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 8, 2016

4.4
Fourth Supplemental Indenture, dated June 8, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed June 8, 2016

4.5
Fifth Supplemental Indenture, dated May 15, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 15, 2019

4.6
Sixth Supplemental Indenture, dated June 9, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 9, 2020

4.7
Seventh Supplemental Indenture, dated September 23, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 23, 2022

4.8
Eighth Supplemental Indenture, dated June 8, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 8, 2023

4.9
Ninth Supplemental Indenture, dated May 13, 2024, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 13, 2024

4.10
Tenth Supplemental Indenture, dated March 3, 2025, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 3, 2025

4.11	Form of Junior Subordinated Indenture between the Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3, filed February 9, 2001

4.12
Second Supplemental Junior Subordinated Indenture between the Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 9, 2005

4.13	Description of securities, incorporated by reference to Exhibit 4.11 to Annual Report on Form 10-K filed February 24, 2023

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

10.4	Directors Compensation Summary Sheet*

10.5	Flexible Stock Plan for Directors, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed February 27, 2018*

10.6	Amendment to the Flexible Stock Plan for Directors, effective May 19, 2021, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 20, 2021*

10.7	RGA Phantom Stock Plan for Directors, as amended and restated effective May 21, 2025, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 22, 2025*

10.8	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed February 27, 2018*

10.9	Annual Bonus Plan, effective October 23, 2024, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 24, 2024*

10.10	Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 2, 2024*

10.11	Flexible Stock Plan, as amended and restated effective May 21, 2025 (“Flexible Stock Plan”), incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 22, 2025*

10.12	Form of 2023 Performance Contingent Share Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 5, 2023*

10.13	Form of 2023 Stock Appreciation Right Award Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 5, 2023*

10.14	Form of 2023 Restricted Stock Unit Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed May 5, 2023*

10.15	Form of 2024 Performance Contingent Share Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 3, 2024*

10.16	Form of 2024 Stock Appreciation Right Award Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 3, 2024*

10.17	Form of 2024 Restricted Stock Unit Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 3, 2024*

10.18	Form of 2025 Performance Contingent Share Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 2, 2025*

10.19	Form of 2025 Stock Appreciation Right Award Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 2, 2025*

10.20	Form of 2025 Restricted Stock Unit Agreement under Flexible Stock Plan, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 2, 2025*

10.22	RGA Reinsurance Company Augmented Benefit Plan, as amended, incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed February 27, 2018*

10.23	RGA Reinsurance Company Executive Deferred Savings Plan, as amended, incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed February 27, 2018*

10.24	Offer Letter, effective January 2, 2023, between the Company and Tony Cheng, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 4, 2023*

10.25	Letter Agreement, dated June 23, 2023, between RGA Enterprise Services Company and Tony Cheng, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 23, 2023*

10.26	Offer Letter, dated April 25, 2024, between the Company and Axel André, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 5, 2024*

10.27	Stock Appreciation Rights Award Agreement, dated July 24, 2024 between the Company and Axel André, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 5, 2024*

10.28	Restricted Stock Unit Agreement, dated July 24, 2024 between the Company and Axel André, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 5, 2024*

10.29	Restricted Stock Unit Agreement, dated July 24, 2024, between the Company and Axel André, incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed August 5, 2024*

10.30	Restricted Stock Unit Agreement, dated September 25, 2023 between the Company and Mark Brooks, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 1, 2025*

10.31	Restricted Stock Unit Agreement, dated December 1, 2020, between the Company and Ron Herrmann, incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 1, 2025*

19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 to Annual Report on Form 10-K filed February 21, 2025

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Gauthier, O'Hearn, Thomas, Tran and Van Wyk and Mses. Albo, Bang, Guinn, McNeilage and Rand

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

97	NYSE Executive Compensation Recoupment Policy, incorporated by reference to Exhibit 97 to Annual Report on Form 10-K filed February 26, 2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement