Form 10-Q
period 2026-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2026-05-08
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
 OR
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
As of April 27, 2026, 65,513,163 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $114,976 and $107,264; allowance for credit losses of $232 and $210)	$107,328	$101,769
Equity securities, at fair value	300	311
Mortgage loans (net of allowance for credit losses of $115 and $117)	11,318	11,104
Policy loans	3,703	3,541
Funds withheld at interest	8,390	8,149
Limited partnerships and real estate joint ventures	4,093	3,747
Short-term investments	357	346
Other invested assets	1,525	1,514
Total investments	137,014	130,481
Cash and cash equivalents	4,993	4,168
Accrued investment income	1,361	1,296
Premiums receivable and other reinsurance balances	4,259	4,475
Reinsurance ceded receivables and other	6,743	7,175
Deferred policy acquisition costs and other	6,191	6,079
Other assets	3,503	2,916
Total assets	$164,064	$156,590
Liabilities and equity
Future policy benefits	$72,308	$66,425
Interest-sensitive contract liabilities	53,540	52,095
Market risk benefits, at fair value	249	234
Other policy claims and benefits	3,051	3,011
Other reinsurance balances	1,495	1,888
Income taxes	3,182	2,998
Funds withheld payable	6,494	6,805
Other liabilities	4,256	3,873
Long-term debt	6,105	5,710
Total liabilities	150,680	143,039
Commitments and contingent liabilities (See Note 14)
Equity
Preferred stock (par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at March 31, 2026 and December 31, 2025)	1	1
Additional paid-in-capital	2,661	2,640
Retained earnings	10,375	10,151
Treasury stock, at cost – 19,801,364 and 19,846,934 shares at March 31, 2026 and December 31, 2025	(2,057)	(2,013)
Accumulated other comprehensive income	2,314	2,682
Total Reinsurance Group of America, Inc. shareholders’ equity	13,294	13,461
Noncontrolling interest	90	90
Total equity	13,384	13,551
Total liabilities and equity	$164,064	$156,590
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2026	2025
Revenues
Net premiums	$4,595	$4,019
Net investment income	1,701	1,232
Investment related gains (losses), net	(170)	(79)
Other revenues	368	88
Total revenues	6,494	5,260
Benefits and expenses
Claims and other policy benefits	4,621	3,822
Future policy benefits remeasurement (gains) losses	(7)	(56)
Market risk benefits remeasurement (gains) losses	22	29
Interest credited	480	299
Policy acquisition costs and other insurance expenses	512	417
Other operating expenses	326	300
Interest expense	99	80
Total benefits and expenses	6,053	4,891
Income before income taxes	441	369
Provision for income taxes	110	81
Net income	331	288
Net income attributable to noncontrolling interest	1	2
Net income available to Reinsurance Group of America, Inc. shareholders	$330	$286

Earnings per share
Basic earnings per share	$5.04	$4.33
Diluted earnings per share	$4.98	$4.27
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended March 31,
	2026	2025
Comprehensive income (loss)
Net income	$331	$288
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(20)	11
Net unrealized investment gains (losses)	(1,659)	83
Effect of updating discount rates on future policy benefits	1,308	290
Change in instrument-specific credit risk for market risk benefits	2	4
Defined benefit pension and postretirement plan adjustments	1	1
Total other comprehensive income (loss), net of income taxes	(368)	389
Total comprehensive income (loss)	(37)	677
Comprehensive income (loss) attributable to noncontrolling interest	1	2
Total comprehensive income (loss) attributable to Reinsurance Group of America, Inc.	$(38)	$675
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2025	$1	$2,640	$10,151	$(2,013)	$2,682	13,461	$90	$13,551
Change in equity of noncontrolling interest							(1)	(1)
Net income			330			330	1	331
Other comprehensive income (loss), net of income taxes					(368)	(368)		(368)
Dividends to shareholders, $0.93 per share			(61)			(61)		(61)
Share repurchase program				(50)		(50)		(50)
Equity based plans, net of shares withheld for taxes		21	(45)	6		(18)		(18)
Balance, March 31, 2026	$1	$2,661	$10,375	$(2,057)	$2,314	$13,294	$90	$13,384

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	$1	$2,600	$9,255	$(1,889)	$849	10,816	$90	$10,906
Change in equity of noncontrolling interest							(2)	(2)
Net income			286			286	2	288
Other comprehensive income, net of income taxes					389	389		389
Dividends to shareholders, $0.89 per share			(59)			(59)		(59)
Share repurchase program				—		—		—
Equity based plans, net of shares withheld for taxes		8	(39)	1		(30)		(30)
Balance, March 31, 2025	$1	$2,608	$9,443	$(1,888)	$1,238	$11,402	$90	$11,492

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three months ended March 31,
	2026	2025

Net cash provided by operating activities	2,873	1,429
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	9,596	7,187
Purchases of fixed maturity securities available-for-sale	(13,149)	(8,512)
Maturities of fixed maturity securities available-for-sale	326	217
Sales of equity securities	16	—
Principal payments on mortgage loans	373	163
Cash invested in mortgage loans	(603)	(635)
Net deposits in funds withheld at interest	82	120
Sales of limited partnerships and real estate joint ventures	136	52
Purchases of limited partnerships and real estate joint ventures	(436)	(239)
Sales of short-term investments	251	200
Purchases of short-term investments	(358)	(394)
Maturities of short-term investments	140	110
Change in other invested assets	(84)	8
Other, net	13	28
Net cash used in investing activities	(3,697)	(1,695)
Cash flows from financing activities
Dividends to shareholders	(61)	(59)
Proceeds from long-term debt issuance, net	395	691
Principal payments of long-term debt	(1)	(1)
Purchases of treasury stock	(94)	(38)
Treasury stock reissued	5	—
Change in cash collateral for derivatives and repurchase/reverse repurchase agreements	(199)	(8)
Change in deposit asset on reinsurance	43	50
Deposits on investment-type policies and contracts	2,990	2,559
Withdrawals on investment-type policies and contracts	(1,412)	(1,127)
Net cash provided by financing activities	1,666	2,067
Effect of exchange rate changes on cash	(17)	24
Change in cash and cash equivalents	825	1,825
Cash and cash equivalents, beginning of period	4,168	3,326
Cash and cash equivalents, end of period	$4,993	$5,151
Supplemental disclosures of cash flow information
Interest paid	$87	$61
Income taxes paid, net of refunds	$37	$63
Non-cash investing activities
Transfer of invested assets	$4,619	$4,707
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
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 20, 2026 (the “2025 Annual Report”).
In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation, have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Consolidation
These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. Entities for which the Company has significant influence over the operating and financing decisions but are not required to be consolidated are reported under the equity method of accounting.
NOTE 2 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended March 31,
	2026	2025
Earnings:
Net income (numerator for basic and diluted calculations)	$331	$288
Less: Net income attributable to noncontrolling interest	1	2
Net income available to RGA, Inc. shareholders	$330	$286
Shares:
Weighted average outstanding shares (denominator for basic calculation)	65	66
Equivalent shares from outstanding stock awards	1	1
Diluted shares (denominator for diluted calculation)	66	67
Earnings per share:
Basic	$5.04	$4.33
Diluted	$4.98	$4.27
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

NOTE 3 EQUITY
Common stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods presented:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2025	85,310,598	19,846,934	65,463,664
Common stock acquired	—	225,638	(225,638)
Equity based plans	—	(271,208)	271,208
Balance, March 31, 2026	85,310,598	19,801,364	65,509,234

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2024	85,310,598	19,438,336	65,872,262
Common stock acquired	—	—	—
Equity based plans	—	(213,499)	213,499
Balance, March 31, 2025	85,310,598	19,224,837	66,085,761
Common Stock Held in Treasury
Common stock held in treasury is accounted for at average cost. Gains resulting from the reissuance of common stock held in treasury are credited to additional paid-in capital. Losses resulting from the reissuance of common stock held in treasury are charged first to additional paid-in capital to the extent that the Company has previously recorded gains on treasury share transactions, then to retained earnings.
On January 29, 2026, the board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the three months ended March 31, 2026, the Company repurchased 225,638 shares of common stock under this program. As of March 31, 2026, the aggregate amount remaining under the Company’s share repurchase authorization was approximately $450 million.
Repurchases will be made in accordance with applicable securities laws, through market transactions, block trades, privately negotiated transactions or other means, or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements, and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice.
Noncontrolling Interest
In 2022, Papara Financing LLC (“Papara”), a subsidiary of RGA Reinsurance Company, issued nonconvertible preferred interests to an unaffiliated third party. The membership interests in Papara consist of common interests, which are held by RGA Reinsurance Company, and preferred interests. The preferred interests total $90 million. The preferred interests are included in noncontrolling interest, and net income attributable to noncontrolling interest was $1 million for the three months ended March 31, 2026.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2026 and 2025 are as follows (dollars in millions):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2025	$121	$(4,807)	$(6)	$7,372	$2	$2,682
Other comprehensive income (loss) before reclassifications	(28)	(2,251)	—	1,664	3	(612)
Amounts reclassified to (from) AOCI	—	143	2	—	—	145
Deferred income tax benefit (expense)	8	449	(1)	(356)	(1)	99
Balance, March 31, 2026	$101	$(6,466)	$(5)	$8,680	$4	$2,314

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2024	$(19)	$(4,526)	$(20)	$5,412	$2	$849
Other comprehensive income (loss) before reclassifications	(4)	27	1	367	5	396
Amounts reclassified to (from) AOCI	—	76	—	—	—	76
Deferred income tax benefit (expense)	15	(20)	—	(77)	(1)	(83)
Balance, March 31, 2025	$(8)	$(4,443)	$(19)	$5,702	$6	$1,238
(1)Includes cash flow hedges of $(819) and $(748) as of March 31, 2026 and December 31, 2025, respectively, and $(485) and $(495) as of March 31, 2025 and December 31, 2024, respectively. See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended March 31,		Affected Line Item in Statements of Income
Details about AOCI Components	2026	2025
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(126)	$(60)	Investment related gains (losses), net
Cash flow hedges – Interest rate	1	1	(1)
Cash flow hedges – Foreign currency	(18)	(17)	(1)
Total	(143)	(76)
Provision for income taxes	39	13
Net unrealized gains (losses), net of tax	$(104)	$(63)

Amortization of defined benefit plan items:
Prior service cost (credit)	$—	$—
Actuarial gains (losses)	(2)	—
Total	(2)	—
Provision for income taxes	—	—
Amortization of defined benefit plans, net of tax	$(2)	$—

Total reclassifications for the period	$(106)	$(63)
(1)See Note 11 for information on cash flow hedges.
Long-Term Incentive Compensation
Equity compensation expense was $21 million and $7 million for the three months ended March 31, 2026 and 2025, respectively. In the first quarter of 2026, the Company granted 132,831 stock appreciation rights at $200.50 weighted average exercise price per share, 137,999 performance shares and 93,299 restricted stock units to employees. As of March 31, 2026, 1,184,100 share awards at a weighted average strike price per share of $132.25 were vested and exercisable with a remaining weighted average exercise period of 4.5 years. As of March 31, 2026, the total compensation cost of non-vested awards not yet recognized in the financial statements was $87 million. It is estimated that these costs will vest over a weighted average period of 1.24 years.

NOTE 4 FUTURE POLICY BENEFITS
It is the Company’s policy to complete its annual assumptions review during the third quarter of each year. However, each period, the Company reviews actual and anticipated experience compared to the assumptions used to compute the liability for future policy benefits and will update those assumptions in the period that indicates an assumption update is necessary.
Traditional Business
The following tables provide the balances of and changes in the Company’s liability for future policy benefits for long-duration reinsurance contracts for its Traditional business, which primarily consists of individual life, group life and critical illness reinsurance for the three months ended March 31, 2026 and 2025 (dollars in millions). During the first quarter, the Company reclassified amounts previously presented in the “Derecognition” line related to recaptures and treaty amendments that resulted in the termination of an existing treaty and the reissuance under a new treaty to the “Effects of actual variances from expected experience” line in the rollforwards below. Prior periods have been recast to conform with the current presentation. This change in presentation did not affect the consolidated balance sheet, income statement or cash flows previously reported.

For the three months ended March 31, 2026:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$79,828	$23,247	$18,353	$50,206
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(449)	(52)	322	15
Adjusted balance, beginning of year	79,379	23,195	18,675	50,221
Issuances (1)	1,371	109	957	2,182
Interest accrual (2)	902	201	165	362
Net premiums collected (3)	(1,314)	(253)	(531)	(640)
Foreign currency translation	—	(314)	(359)	(604)
Ending balance at original discount rate	80,338	22,938	18,907	51,521
Effect of changes in discount rate assumptions	(9,217)	(4,901)	(3,560)	(13,256)
Balance, end of period	$71,121	$18,037	$15,347	$38,265

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$94,710	$26,896	$20,363	$55,572
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(455)	(56)	312	23
Adjusted balance, beginning of year	94,255	26,840	20,675	55,595
Issuances (1)	1,371	109	967	2,171
Interest accrual (2)	1,082	257	177	410
Benefit payments (4)	(1,369)	(262)	(496)	(529)
Foreign currency translation	—	(365)	(394)	(632)
Ending balance at original discount rate	95,339	26,579	20,929	57,015
Effect of changes in discount rate assumptions	(11,719)	(4,461)	(4,195)	(15,811)
Balance, end of period	$83,620	$22,118	$16,734	$41,204

Liability for future policy benefits	$12,499	$4,081	$1,387	$2,939
Less: reinsurance recoverable	(813)	(248)	(14)	(70)
Net liability for future policy benefits	$11,686	$3,833	$1,373	$2,869

Weighted average duration of the liability (in years)	11	14	8	15
Weighted average interest accretion rate	4.6%	3.7%	3.5%	2.9%
Weighted average current discount rate	5.7%	5.1%	6.2%	4.9%
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

(4)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal and other benefit payments based on current assumptions.

For the three months ended March 31, 2025:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$77,881	$20,928	$15,911	$44,801
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(300)	23	199	(195)
Adjusted balance, beginning of year	77,581	20,951	16,110	44,606
Issuances (1)	3,467	100	438	1,327
Interest accrual (2)	887	179	140	304
Net premiums collected (3)	(3,049)	(231)	(454)	(594)
Foreign currency translation	1	(6)	517	135
Ending balance at original discount rate	78,887	20,993	16,751	45,778
Effect of changes in discount rate assumptions	(8,126)	(3,839)	(3,099)	(12,641)
Balance, end of period	$70,761	$17,154	$13,652	$33,137

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$90,711	$24,309	$17,365	$49,712
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(349)	23	190	(211)
Adjusted balance, beginning of year	90,362	24,332	17,555	49,501
Issuances (1)	3,467	100	438	1,327
Interest accrual (2)	1,061	231	150	347
Benefit payments (4)	(1,332)	(261)	(401)	(524)
Foreign currency translation	2	(5)	568	152
Ending balance at original discount rate	93,560	24,397	18,310	50,803
Effect of changes in discount rate assumptions	(10,348)	(3,093)	(3,481)	(14,999)
Balance, end of period	$83,212	$21,304	$14,829	$35,804

Liability for future policy benefits	$12,451	$4,150	$1,177	$2,667
Less: reinsurance recoverable	(800)	(259)	(19)	(75)
Net liability for future policy benefits	$11,651	$3,891	$1,158	$2,592

Weighted average duration of the liability (in years)	11	14	8	15
Weighted average interest accretion rate	4.6%	3.7%	3.4%	2.8%
Weighted average current discount rate	5.6%	4.7%	5.8%	4.7%
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
(4)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal and other benefit payments based on current assumptions.

The Company’s Traditional business actual-to-expected variances, including the effects of treaty recaptures, and the effects of changes in cash flow and discount rate assumptions for the three months ended March 31, 2026 and 2025 are summarized in the tables below:

For the three months ended March 31, 2026:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$15.0 billion	None	$(6) million	$(305) million
Canada – Traditional	$3.6 billion	None	$(4) million	$(54) million
Europe, Middle East and Africa – Traditional	$2.0 billion	None	$(10) million	$(70) million
Asia Pacific – Traditional	$5.5 billion	None	$8 million	$(68) million

For the three months ended March 31, 2025:
Segment	Liability for future policy benefits at original discount rate	Change in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$14.7 billion	None	$(49) million	$70 million
Canada – Traditional	$3.4 billion	None	None	$27 million
Europe, Middle East and Africa – Traditional	$1.6 billion	None	$(9) million	$(48) million
Asia Pacific – Traditional	$5.0 billion	None	$(16) million	$(50) million

Financial Solutions Business
The following tables provide the balances of and changes in the Company’s liability for future policy benefits, including the deferred profit liability related to the longevity business, for its Financial Solutions business, which primarily consists of longevity reinsurance, asset-intensive products (primarily annuities), financial reinsurance and pension risk transfer transactions, for the three months ended March 31, 2026 and 2025 (dollars in millions). During the first quarter the Company reclassified amounts previously presented in the “Derecognition” line related to recaptures and treaty amendments that resulted in the termination of an existing treaty and the reissuance under a new treaty to the “Effects of actual variances from expected experience” line in the rollforwards below. Prior periods have been recast to conform with the current presentation. This change in presentation did not affect the consolidated balance sheet, income statement or cash flows previously reported.

For the three months ended March 31, 2026:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$2,627	$3,518	$87,259	$2,106
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(12)	2	62	15
Adjusted balance, beginning of year	2,615	3,520	87,321	2,121
Issuances (1)	528	—	5,662	6,553
Interest accrual (2)	26	32	871	11
Net premiums collected (3)	(567)	(90)	(1,765)	(7,015)
Foreign currency translation	—	(48)	(1,684)	(19)
Ending balance at original discount rate	2,602	3,414	90,405	1,651
Effect of changes in discount rate assumptions	(219)	(231)	(13,781)	(836)
Balance, end of period	$2,383	$3,183	$76,624	$815

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$13,388	$8,160	$98,153	$16,870
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	—	1	51	14
Adjusted balance, beginning of year	13,388	8,161	98,204	16,884
Issuances (1)	534	—	5,662	6,553
Interest accrual (2)	160	88	976	131
Benefit payments (4)	(330)	(133)	(1,995)	(231)
Foreign currency translation	—	(110)	(1,873)	(237)
Ending balance at original discount rate	13,752	8,006	100,974	23,100
Effect of changes in discount rate assumptions	(583)	(294)	(15,093)	(4,993)
Balance, end of period	$13,169	$7,712	$85,881	$18,107

Cumulative amount of fair value hedging adjustments	$(3)	$—	$—	$—

Liability for future policy benefits	$10,783	$4,529	$9,257	$17,292
Less: reinsurance recoverable	(2,984)	—	—	—
Net liability for future policy benefits	$7,799	$4,529	$9,257	$17,292

Weighted average duration of the liability (in years)	9	12	9	12
Weighted average interest accretion rate	4.4%	4.1%	4.0%	2.5%
Weighted average current discount rate	5.5%	5.0%	5.9%	5.0%
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
(4)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal and other benefit payments based on current assumptions.

For the three months ended March 31, 2025:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,346	$3,614	$71,360	$2,758
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	—	(7)	(261)	3
Adjusted balance, beginning of year	1,346	3,607	71,099	2,761
Issuances (1)	2,113	—	1,347	1,731
Interest accrual (2)	10	33	622	11
Net premiums collected (3)	(2,178)	(92)	(1,354)	(2,085)
Foreign currency translation	—	(2)	2,485	146
Ending balance at original discount rate	1,291	3,546	74,199	2,564
Effect of changes in discount rate assumptions	(231)	(149)	(10,155)	(394)
Balance, end of period	$1,060	$3,397	$64,044	$2,170

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$9,489	$7,934	$78,290	$14,626
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(1)	(7)	(264)	—
Adjusted balance, beginning of year	9,488	7,927	78,026	14,626
Issuances (1)	2,113	—	1,347	1,731
Interest accrual (2)	133	86	684	70
Benefit payments (4)	(259)	(110)	(1,472)	(150)
Foreign currency translation	—	(2)	2,712	638
Ending balance at original discount rate	11,475	7,901	81,297	16,915
Effect of changes in discount rate assumptions	(535)	92	(11,177)	(2,345)
Balance, end of period	$10,940	$7,993	$70,120	$14,570

Cumulative amount of fair value hedging adjustments	$6	$—	$—	$—

Liability for future policy benefits	$9,886	$4,596	$6,076	$12,400
Less: reinsurance recoverable	(1,370)	—	—	—
Net liability for future policy benefits	$8,516	$4,596	$6,076	$12,400

Weighted average duration of the liability (in years)	9	13	9	15
Weighted average interest accretion rate	4.1%	4.1%	3.5%	1.7%
Weighted average current discount rate	5.5%	4.6%	5.4%	3.3%
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
(4)Benefit payments: The release of the present value, using the original discount rate, of the expected future policy benefits due to death, lapse/withdrawal and other benefit payments based on current assumptions.

The Company’s Financial Solutions business actual-to-expected variances, including the effects of model updates and treaty recaptures, and the effects of changes in cash flow and discount rate assumptions for the three months ended March 31, 2026 and 2025 are summarized in the tables below:

For the three months ended March 31, 2026:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$11.2 billion	None	$12 million	$(166) million
Canada – Financial Solutions	$4.6 billion	None	$(1) million	$(35) million
Europe, Middle East and Africa – Financial Solutions	$10.6 billion	None	$(11) million	$(421) million
Asia Pacific – Financial Solutions	$21.4 billion	None	$(1) million	$(619) million

For the three months ended March 31, 2025:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$10.2 billion	None	$(1) million	$93 million
Canada – Financial Solutions	$4.4 billion	None	None	$49 million
Europe, Middle East and Africa – Financial Solutions	$7.1 billion	None	$(3) million	$(127) million
Asia Pacific – Financial Solutions	$14.4 billion	None	$(3) million	$(365) million
Reconciliation and Other Disclosures
The reconciliation of the rollforward of the liability for future policy benefits to the condensed consolidated balance sheets as of March 31, 2026, and 2025 are as follows (dollars in millions):

	March 31,
	2026	2025
Liability for future policy benefits included in the rollforwards:
Traditional:
U.S. and Latin America	$12,499	$12,451
Canada	4,081	4,150
Europe, Middle East and Africa	1,387	1,177
Asia Pacific	2,939	2,667
Financial Solutions:
U.S. and Latin America	10,783	9,886
Canada	4,529	4,596
Europe, Middle East and Africa	9,257	6,076
Asia Pacific	17,292	12,400
Other long-duration contracts	265	136
Claims liability and incurred but not reported claims	6,420	5,367
Additional liability	442	101
Unearned revenue liability	793	829
Cost of reinsurance liability	1,621	—
Total liability for future policy benefits	$72,308	$59,836

The amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for the liability for future policy benefits included in the rollforwards as of March 31, 2026, and 2025 is as follows (dollars in millions):

	March 31,
	2026		2025
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future gross premiums
Traditional:
U.S. and Latin America	$195,188	$85,394	$183,915	$84,218
Canada	57,804	22,345	52,094	21,326
Europe, Middle East and Africa	32,244	17,060	28,701	15,240
Asia Pacific	127,336	48,532	104,940	42,040
Financial Solutions:
U.S. and Latin America	5,240	3,258	2,648	1,666
Canada	5,344	3,506	5,689	3,768
Europe, Middle East and Africa	165,527	77,830	129,865	65,091
Asia Pacific	5,957	3,776	5,292	3,707

Expected future benefit payments
Traditional:
U.S. and Latin America	$201,880	$83,620	$196,448	$83,212
Canada	58,661	22,118	53,586	21,304
Europe, Middle East and Africa	32,795	16,734	28,718	14,829
Asia Pacific	121,664	41,204	101,929	35,804
Financial Solutions:
U.S. and Latin America	26,202	13,169	22,679	10,940
Canada	17,277	7,712	17,252	7,993
Europe, Middle East and Africa	179,589	85,881	139,460	70,120
Asia Pacific	43,292	18,107	27,778	14,570
The amount of gross premiums and interest expense recognized in the condensed consolidated statements of income for the liability for future policy benefits included in the rollforwards for the three months ended March 31, 2026 and 2025 are as follows (dollars in millions):

	Gross Premiums		Interest Expense
	March 31,		March 31,
	2026	2025	2026	2025
Traditional:
U.S. and Latin America	$1,584	$1,589	$180	$174
Canada	282	264	56	52
Europe, Middle East and Africa	492	444	12	10
Asia Pacific	807	738	48	43
Financial Solutions:
U.S. and Latin America	189	105	$134	$123
Canada	45	52	56	53
Europe, Middle East and Africa	347	255	105	62
Asia Pacific	149	111	120	59
Total	$3,895	$3,558	$711	$576
During the three months ended March 31, 2026 and 2025, no material charges were incurred resulting from net premiums exceeding gross premiums.

NOTE 5 POLICYHOLDER ACCOUNT BALANCES
Policyholder Account Balances
The following tables provide the balances of and changes in the Company’s liability for its policyholder account balances, reflected in interest-sensitive contract liabilities, for the three months ended March 31, 2026 and 2025 (dollars in millions):

For the three months ended March 31, 2026:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$3,318	$26,186	$7,804
Deposits	93	630	1,453
Policy charges	(81)	(198)	(9)
Surrenders and withdrawals	(27)	(416)	(182)
Benefit payments	(101)	(167)	(77)
Interest credited	39	264	93
Foreign currency translation	—	—	21
Balance, end of period	$3,241	$26,299	$9,103
Less: reinsurance recoverable	—	(2,573)	—
Balance, end of period, after reinsurance	$3,241	$23,726	$9,103

Weighted average crediting rate	3.1%	3.6%	4.5%
Net amount at risk (1)	$27,485	$131,090	$—
Cash surrender value	$3,234	$25,993	$8,634

For the three months ended March 31, 2025:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$3,273	$16,432	$4,285
Deposits	105	877	390
Policy charges	(84)	(20)	(5)
Surrenders and withdrawals	(25)	(418)	(73)
Benefit payments	(18)	(123)	(75)
Interest credited	45	144	45
Foreign currency translation	—	—	5
Balance, end of period	$3,296	$16,892	$4,572
Less: reinsurance recoverable	—	(2,746)	—
Balance, end of period, after reinsurance	$3,296	$14,146	$4,572

Weighted average crediting rate	3.1%	3.6%	4.0%
Net amount at risk (1)	$25,951	$6,422	$—
Cash surrender value	$3,280	$16,680	$4,179
(1)    Net amount at risk is defined as the guaranteed amount less the account value as of the balance sheet date. The balance represents the amount of the claim the Company would incur if death claims were filed on all contracts on the balance sheet date.
Information regarding the Company’s policyholder account balances as of March 31, 2026 and 2025 are as follows (dollars in millions):

	March 31,
	2026	2025
Policyholder account balances included in the rollforwards:
Traditional:
U.S. and Latin America	$3,241	$3,296
Financial Solutions:
U.S. and Latin America	26,299	16,892
Asia Pacific	9,103	4,572
Other policyholder account balances
U.S. and Latin America – Financial Solutions	36	48
Total policyholder account balances	$38,679	$24,808

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates credited to policyholders and the respective guaranteed minimums as of March 31, 2026 and 2025 is as follows (dollars in millions):

	March 31, 2026
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$788	$—	$—	$—	$—	$788
	1.00 – 1.99%	60	1	8	—	—	69
	2.00 – 2.99%	111	—	—	1	—	112
	3.00 – 3.99%	501	7	112	—	—	620
	4.00% and Greater	692	—	45	915	—	1,652
	Total	$2,152	$8	$165	$916	$—	$3,241

U.S. and Latin America – Financial Solutions	Less than 1.00%	$110	$—	$—	$—	$814	$924
	1.00 – 1.99%	964	18	209	154	137	1,482
	2.00 – 2.99%	2,836	601	389	728	445	4,999
	3.00 – 3.99%	3,965	589	120	3	3	4,680
	4.00% and Greater	14,188	26	—	—	—	14,214
	Total	$22,063	$1,234	$718	$885	$1,399	$26,299

Asia Pacific – Financial Solutions	Less than 1.00%	$272	$—	$—	$—	$—	$272
	1.00 – 1.99%	420	—	—	—	—	420
	2.00 – 2.99%	716	—	—	—	—	716
	3.00 – 3.99%	999	—	—	—	—	999
	4.00% and Greater	6,696	—	—	—	—	6,696
	Total	$9,103	$—	$—	$—	$—	$9,103

	March 31, 2025
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$710	$—	$—	$—	$—	$710
	1.00 – 1.99%	56	2	8	—	—	66
	2.00 – 2.99%	108	—	—	1	—	109
	3.00 – 3.99%	491	7	115	—	—	613
	4.00% and Greater	721	50	973	54	—	1,798
	Total	$2,086	$59	$1,096	$55	$—	$3,296

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,203	12	8	30	26	1,279
	2.00 – 2.99%	1,180	9	23	540	140	1,892
	3.00 – 3.99%	3,423	212	164	—	—	3,799
	4.00% and Greater	9,892	30	—	—	—	9,922
	Total	$15,698	$263	$195	$570	$166	$16,892

Asia Pacific – Financial Solutions	Less than 1.00%	$262	$—	$—	$—	$—	$262
	1.00 – 1.99%	442	—	—	—	—	442
	2.00 – 2.99%	479	—	—	—	—	479
	3.00 – 3.99%	984	—	—	—	—	984
	4.00% and Greater	2,405	—	—	—	—	2,405
	Total	$4,572	$—	$—	$—	$—	$4,572
NOTE 6 UNPAID CLAIMS AND CLAIM EXPENSE – SHORT-DURATION CONTRACTS
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims for short-duration contracts is reported in other policy claims and benefits. Activity associated with unpaid claims is summarized below (dollars in millions):

	Three months ended March 31,
	2026	2025
Balance, beginning of year	$3,011	$2,693
Less: reinsurance recoverable	(43)	(53)
Net balance, beginning of year	2,968	2,640
Incurred:
Current year	366	505
Prior years	(7)	(13)
Total incurred	359	492
Payments:
Current year	(28)	(23)
Prior years	(308)	(307)
Total payments	(336)	(330)
Other:
Interest accretion	11	9
Foreign currency translation	(1)	1
Total other	10	10

Net balance, end of period	3,001	2,812
Plus: reinsurance recoverable	50	58
Balance, end of period	$3,051	$2,870

Incurred claims associated with prior periods are primarily due to the development of claims for prior years being different than anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year’s liability for unpaid claims.
NOTE 7 MARKET RISK BENEFITS
The following table provides the balances of and changes in the Company’s market risk benefits for the three months ended March 31, 2026 and 2025 (dollars in millions):

	U.S. and Latin America – Financial Solutions
	Three months ended March 31,
	2026	2025
Balance, beginning of year	$215	$206
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	217	209
Interest accrual	1	2
Attributed fees collected	6	6
Benefit payments	—	—
Effect of changes in interest rates	—	11
Effect of changes in equity markets	3	6
Effect of changes in volatility	4	1
Other market impacts	2	(2)
Actual policyholder behavior different from expected behavior	5	5
Balance, end of period, before effect of changes in the instrument-specific credit risk	238	238
Effect of changes in the instrument-specific credit risk	(4)	(8)
Balance, end of period	234	230
Less: reinsurance recoverable	—	—
Balance, end of period, after reinsurance	$234	$230

Net amount at risk	$1,180	$1,264
Weighted average attained age of contract holders (in years)	72	72
The reconciliation of the rollforward for market risk benefits to the condensed consolidated balance sheets as of March 31, 2026 and 2025 are as follows (dollars in millions):

	March 31,			March 31,
	2026			2025
	Asset (1)	Liability	Net	Asset (1)	Liability	Net
U.S. and Latin America – Financial Solutions	$15	$249	$(234)	$13	$243	$(230)
Total market risk benefits	$15	$249	$(234)	$13	$243	$(230)
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
During the three months ended March 31, 2026 and 2025, there were no material changes made to the inputs in the market risk benefits calculations, and nonfinancial assumptions were unchanged.

NOTE 8 DEFERRED POLICY ACQUISITION COSTS AND OTHER
Deferred policy acquisition costs and other on the condensed consolidated balance sheets include deferred policy acquisition costs and cost of reinsurance assets.
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Traditional business for the three months ended March 31, 2026 and 2025 (dollars in millions):

For the three months ended March 31, 2026:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$3,068	$166	$478	$1,285
Capitalization	85	4	14	29
Amortization expense	(56)	(3)	(17)	(17)
Foreign currency translation	—	(3)	(9)	(4)
Balance, end of period	$3,097	$164	$466	$1,293

For the three months ended March 31, 2025:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,986	$157	$354	$1,178
Capitalization	72	4	31	34
Amortization expense	(56)	(3)	(12)	(16)
Foreign currency translation	—	—	14	3
Balance, end of period	$3,002	$158	$387	$1,199
The following tables provide the balances of and changes in deferred policy acquisition costs for the Company’s Financial Solutions business for the three months ended March 31, 2026 and 2025 (dollars in millions):

For the three months ended March 31, 2026:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$508	$21	$—	$525
Capitalization	11	—	—	52
Amortization expense	(15)	—	—	(20)
Foreign currency translation	—	—	—	1
Balance, end of period	$504	$21	$—	$558

For the three months ended March 31, 2025:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$506	$20	$—	$324
Capitalization	21	—	—	38
Amortization expense	(10)	—	—	(13)
Foreign currency translation	—	—	—	—
Balance, end of period	$517	$20	$—	$349

The reconciliation of deferred policy acquisition costs included in the rollforwards to deferred policy acquisitions costs and other on the condensed consolidated balance sheets as of March 31, 2026 and 2025 are as follows (dollars in millions):

	March 31,
	2026	2025
Deferred policy acquisition costs included in the rollforwards:
Traditional:
U.S. and Latin America	$3,097	$3,002
Canada	164	158
Europe, Middle East and Africa	466	387
Asia Pacific	1,293	1,199
Financial Solutions:
U.S. and Latin America	504	517
Canada	21	20
Europe, Middle East and Africa	—	—
Asia Pacific	558	349
Other deferred policy acquisition costs:
Corporate and Other	13	17
Total deferred policy acquisition costs	6,116	5,649
Cost of reinsurance asset	$75	—
Total deferred policy acquisition costs and other	$6,191	$5,649
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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance. At March 31, 2026 and December 31, 2025, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2026, all rated retrocession pool participants followed by the A.M. Best Company were rated “B++(Good)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets have been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
During the fourth quarter of 2023, Ruby Reinsurance Company (“Ruby Re”), a Missouri-domiciled life reinsurance company to reinsure U.S. asset-intensive business, was launched with the Company as a sponsor. The Company, which is not an investor in Ruby Re, does not consolidate the entity. As of March 31, 2026, the Company has a ceded reinsurance recoverable from Ruby Re of approximately $4.1 billion.
Excluding amounts retroceded to Ruby Re, three major reinsurance companies account for approximately 33% of reinsurance ceded receivables and other as of March 31, 2026.
As of March 31, 2026 and December 31, 2025, $16 million and $6 million of claims recoverable were in excess of 90 days past due, respectively. Also included in reinsurance ceded receivables and other is a deposit asset on reinsurance of $2.6 billion as of March 31, 2026 and December 31, 2025.
Funds Withheld
Certain of the Company’s retrocession agreements, including those with Ruby Re, are on a modified coinsurance or funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and established a funds withheld liability. Net investment income related to the funds withheld assets are reported in other insurance expenses, and net realized gains (losses)

related to the assets are reported net of the amount that is passed on to the assuming company. The following assets were held in support of the Company’s funds withheld arrangements and are reported in the line items shown in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026	December 31, 2025
Fixed maturity securities available-for-sale	$3,907	$4,033
Equity securities	3	2
Mortgage loans	753	821
Funds withheld at interest	1,345	1,360
Limited partnerships and real estate joint ventures	100	88
Short-term investments and cash and cash equivalents	93	60
Accrued investment income	49	50
Net other assets	1	1
Net assets	$6,251	$6,415
Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. The Company had a $6,494 million and $6,805 million funds withheld payable, net of an embedded derivative asset of $122 million and $58 million as of March 31, 2026 and December 31, 2025, respectively.
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
The following tables provide information relating to investments in fixed maturity securities by type as of March 31, 2026 and December 31, 2025 (dollars in millions):

March 31, 2026:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$77,736	$211	$676	$4,973	$73,228	68.2%
Canadian government	4,897	—	251	133	5,015	4.7
Japanese government	9,873	—	—	2,056	7,817	7.3
Korean government	1,346	—	—	183	1,163	1.1
ABS	7,436	21	44	178	7,281	6.8
CMBS	2,367	—	25	57	2,335	2.2
RMBS	1,599	—	18	74	1,543	1.4
U.S. government	2,805	—	14	257	2,562	2.4
State and political subdivisions	737	—	2	84	655	0.6
Other foreign government	6,180	—	37	488	5,729	5.3
Total fixed maturity securities	$114,976	$232	$1,067	$8,483	$107,328	100.0%

December 31, 2025:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$72,736	$189	$1,142	$3,952	$69,737	68.5%
Canadian government	4,920	—	286	106	5,100	5.1
Japanese government	6,516	—	1	1,816	4,701	4.6
Korean government	1,407	—	1	96	1,312	1.3
ABS	7,478	21	69	157	7,369	7.2
CMBS	2,179	—	35	52	2,162	2.1
RMBS	1,615	—	26	72	1,569	1.5
U.S. government	3,508	—	27	248	3,287	3.3
State and political subdivisions	737	—	2	79	660	0.6
Other foreign government	6,168	—	83	379	5,872	5.8
Total fixed maturity securities	$107,264	$210	$1,672	$6,957	$101,769	100.0%
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers, including certain agencies, greater than 10% of the Company’s equity is disclosed below, as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Japanese government	$9,873	$7,817	$6,516	$4,701
U.S. government	2,805	2,562	3,508	3,287
Canadian province of Quebec	1,632	1,735	1,642	1,764
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of March 31, 2026, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$2,288	$2,222
Due after one year through five years	16,429	16,359
Due after five years through ten years	17,100	16,938
Due after ten years	67,757	60,650
Structured securities	11,402	11,159
Total	$114,976	$107,328

Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of March 31, 2026 and December 31, 2025 (dollars in millions):

March 31, 2026:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$22,661	$21,270	29.0%
Industrial	42,019	39,749	54.3
Utility	13,056	12,209	16.7
Total	$77,736	$73,228	100.0%

December 31, 2025:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$21,367	$20,489	29.4%
Industrial	39,381	37,839	54.3
Utility	11,988	11,409	16.3
Total	$72,736	$69,737	100.0%
Allowance for Credit Losses and Impairments – Fixed Maturity Securities Available-for-Sale
As discussed in Note 2 – “Significant Accounting Policies and Pronouncements” of the 2025 Annual Report, allowances for credit losses on fixed maturity securities are recognized in investment related gains (losses), net. The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. Any remaining difference between the fair value and amortized cost is recognized in OCI.
The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the three months ended March 31, 2026 and 2025 (dollars in millions):

For the three months ended March 31, 2026:
	Corporate	ABS	CMBS	Total
Balance, beginning of period	$189	$21	$—	$210
Credit losses with no previous allowance	64	—	—	64
Securities disposed	(56)	—	—	(56)
Change in credit losses with a previous allowance	14	—	—	14
Foreign currency translation	—	—	—	—
Balance, end of period	$211	$21	$—	$232

For the three months ended March 31, 2025:
	Corporate	ABS	CMBS	Total
Balance, beginning of period	$82	$15	$1	$98
Credit losses with no previous allowance	10	—	—	10
Securities disposed	(2)	—	—	(2)
Change in credit losses with a previous allowance	(1)	—	(1)	(2)
Foreign currency translation	(1)	—	—	(1)
Balance, end of period	$88	$15	$—	$103
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
The following tables present the estimated fair value and gross unrealized losses for the 7,588 and 5,968 fixed maturity securities for which both the estimated fair value had declined and remained below amortized cost and an allowance for credit loss has not been recorded as of March 31, 2026 and December 31, 2025, respectively (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

March 31, 2026:	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$26,865	$691	$21,780	$4,168	$48,645	$4,859
Canadian government	1,488	37	650	96	2,138	133
Japanese government	3,586	71	4,136	1,985	7,722	2,056
Korean government	1,043	178	74	5	1,117	183
ABS	2,962	28	1,373	143	4,335	171
CMBS	680	7	654	48	1,334	55
RMBS	358	2	534	72	892	74
U.S. government	935	3	486	254	1,421	257
State and political subdivisions	168	3	391	81	559	84
Other foreign government	2,463	89	1,712	396	4,175	485
Total investment grade securities	40,548	1,109	31,790	7,248	72,338	8,357
Below investment grade securities:
Corporate	1,170	29	401	72	1,571	101
ABS	207	4	19	1	226	5
Other foreign government	—	—	9	3	9	3
Total below investment grade securities	1,377	33	429	76	1,806	109
Total fixed maturity securities	$41,925	$1,142	$32,219	$7,324	$74,144	$8,466

December 31, 2025:	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$10,591	$255	$22,666	$3,635	$33,257	$3,890
Canadian government	1,096	34	426	72	1,522	106
Japanese government	1,274	209	3,351	1,607	4,625	1,816
Korean government	1,145	92	78	4	1,223	96
ABS	2,324	15	1,149	141	3,473	156
CMBS	—	—	705	50	705	50
RMBS	—	—	562	72	562	72
U.S. government	406	1	542	247	948	248
State and political subdivisions	73	1	451	78	524	79
Other foreign government	1,382	26	1,901	350	3,283	376
Total investment grade securities	18,291	633	31,831	6,256	50,122	6,889
Below investment grade securities:
Corporate	652	25	258	31	910	56
ABS	19	1	—	—	19	1
Other foreign government	—	—	13	3	13	3
Total below investment grade securities	671	26	271	34	942	60
Total fixed maturity securities	$18,962	$659	$32,102	$6,290	$51,064	$6,949
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

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	Three months ended March 31,
	2026	2025
Fixed maturity securities available-for-sale	$1,369	$1,063
Equity securities	4	2
Mortgage loans	157	119
Policy loans	43	18
Funds withheld at interest	108	66
Limited partnerships and real estate joint ventures	54	(15)
Short-term investments and cash and cash equivalents	33	36
Other invested assets	(1)	(5)
Investment income	1,767	1,284
Investment expense	(66)	(52)
Net investment income	$1,701	$1,232
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	Three months ended March 31,
	2026	2025
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$(22)	$(6)
Impairments on fixed maturity securities	(1)	—
Realized gains on investment activity	59	36
Realized losses on investment activity	(165)	(87)
Net losses on equity securities	(14)	(1)
Change in mortgage loan allowance for credit losses	2	4
Limited partnerships and real estate joint ventures impairment losses	(22)	(5)
Change in fair value of certain limited partnership investments	6	(7)
Net losses on freestanding derivatives	(57)	(2)
Net gains (losses) on embedded derivatives	44	(11)
Total investment related gains (losses), net	$(170)	$(79)
Collateral Arrangements
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of invested assets as collateral. Pledged invested assets are included in the condensed consolidated balance sheets. Invested assets received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of March 31, 2026 and December 31, 2025, none of the collateral received had been sold or repledged.
The Company also holds invested assets on deposit to meet regulatory requirements and holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties.
The following table includes invested assets on deposit, invested assets pledged and received as collateral, assets in trust held to satisfy collateral requirements and FHLB common stock restricted as to sale as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Invested assets on deposit (regulatory deposits)	$10	$9	$10	$9
Invested assets pledged as collateral	1,880	1,566	1,739	1,527
Invested assets received as collateral	n/a	2,551	n/a	2,620
Assets in trust held to satisfy collateral requirements	75,687	71,102	68,241	65,154
FHLB common stock restricted as to sale	68	68	68	68

Securities Lending and Repurchase/Reverse Repurchase Agreements
The following table provides the estimated fair value of securities relating to securities lending and repurchase/reverse repurchase agreements as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026			December 31, 2025
	Securities Loaned (1)	Securities Borrowed (2)	Cash Collateral Received (3)	Securities Loaned (1)	Securities Borrowed (2)	Cash Collateral Received (3)
Securities lending transactions	$792	$1,054	$—	$831	$1,058	$—
Repurchase/reverse repurchase transactions	2,457	638	1,645	2,623	682	1,783
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
The following table presents the estimated fair value of securities by the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026					December 31, 2025
	Remaining Contractual Maturity of the Agreements					Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$211	$205	$416	$—	$—	$357	$71	$428
Japanese government	—	149	—	150	299	—	—	—	310	310
ABS	—	—	13	3	16	—	—	25	—	25
CMBS	—	—	30	—	30	—	—	37	—	37
RMBS	—	—	10	—	10	—	—	10	—	10
Other foreign government	—	—	11	10	21	—	—	15	6	21
Total	—	149	275	368	792	—	—	444	387	831
Repurchase/reverse repurchase transactions:
Corporate	—	—	199	1,098	1,297	—	—	—	1,336	1,336
Canadian government	—	—	—	12	12	—	—	—	12	12
Japanese government	—	—	—	380	380	—	—	203	175	378
ABS	—	—	—	115	115	—	—	11	137	148
CMBS	—	—	—	225	225	—	—	49	227	276
RMBS	—	—	—	46	46	—	—	42	47	89
U.S. government	—	—	—	270	270	—	—	4	273	277
Other foreign government	—	—	—	112	112	—	—	—	107	107
Total	—	—	199	2,258	2,457	—	—	309	2,314	2,623
Total transactions	$—	$149	$474	$2,626	$3,249	$—	$—	$753	$2,701	$3,454
Mortgage Loans
The Company invests in both commercial and residential mortgage loans in the U.S. (91.7%), Canada (6.4%) and U.K. (1.9%). As of March 31, 2026, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (11.7%), Texas (9.7%) and Utah (6.1%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.

The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial:
Office	$1,720	15.0%	$1,800	16.0%
Retail	3,429	29.9	3,455	30.7
Industrial	3,724	32.4	3,549	31.5
Apartment	1,379	12.0	1,356	12.0
Hotel	515	4.5	500	4.4
Other commercial	202	1.8	161	1.4
Total commercial	10,969	95.6	10,821	96.0
Residential	508	4.4	447	4.0
Recorded investment	11,477	100.0%	11,268	100.0%
Unamortized loan origination fees and discount	(44)		(47)
Allowance for credit losses	(115)		(117)
Total mortgage loans	$11,318		$11,104
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026		December 31, 2025
	Recorded Investment	% of Total	Recorded Investment	% of Total
Commercial:
Due within five years	$4,620	42.1%	$4,563	42.2%
Due after five years through ten years	5,432	49.5	5,225	48.3
Due after ten years	917	8.4	1,033	9.5
Total commercial	$10,969	100.0%	$10,821	100.0%

Residential:
Due within five years	$190	37.4%	$184	41.2%
Due after five years through ten years	—	—	—	—
Due after ten years	318	62.6	263	58.8
Total residential	$508	100.0%	$447	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in commercial mortgage loans as of March 31, 2026 and December 31, 2025 (dollars in millions):

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x – 1.20x	<1.00x	Total	% of Total
March 31, 2026:
Loan-to-Value Ratio
0% – 59.99%	$4,787	$253	$75	$5,115	46.6%
60% – 69.99%	3,143	266	57	3,466	31.6
70% – 79.99%	1,159	215	76	1,450	13.2
80% or greater	637	174	127	938	8.6
Total commercial	$9,726	$908	$335	$10,969	100.0%

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x – 1.20x	<1.00x	Total	% of Total
December 31, 2025:
Loan-to-Value Ratio
0% – 59.99%	$4,799	$162	$79	$5,040	46.5%
60% – 69.99%	3,084	168	79	3,331	30.8
70% – 79.99%	1,126	232	99	1,457	13.5
80% or greater	643	236	114	993	9.2
Total commercial	$9,652	$798	$371	$10,821	100.0%
The following tables set forth credit quality grades by year of origination of the Company’s recorded investment in commercial mortgage loans as of March 31, 2026 and December 31, 2025 (dollars in millions):

	Recorded Investment
	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
March 31, 2026:
Internal credit quality grade:
High investment grade	$26	$625	$585	$351	$531	$1,950	$4,068
Investment grade	465	1,906	1,254	755	596	1,396	6,372
Average	—	—	—	71	107	208	386
Watch list	—	—	—	12	—	131	143
Total commercial	$491	$2,531	$1,839	$1,189	$1,234	$3,685	$10,969

	Recorded Investment
	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025:
Internal credit quality grade:
High investment grade	$636	$587	$352	$539	$458	$1,679	$4,251
Investment grade	1,908	1,257	788	617	481	973	6,024
Average	—	—	83	107	36	195	421
Watch list	—	—	—	—	—	125	125
Total commercial	$2,544	$1,844	$1,223	$1,263	$975	$2,972	$10,821
The following tables set forth credit quality by year of origination of the Company’s recorded investment in residential mortgage loans as of March 31, 2026 and December 31, 2025 (dollars in millions):

	Recorded Investment
	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
March 31, 2026:
Performing	$21	$357	$40	$8	$20	$58	$504
Non-performing	—	4	—	—	—	—	4
Total residential	$21	$361	$40	$8	$20	$58	$508

	Recorded Investment
	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025:
Performing	$310	$47	$9	$21	$54	$6	$447
Non-performing	—	—	—	—	—	—	—
Total residential	$310	$47	$9	$21	$54	$6	$447

The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026	December 31, 2025
Commercial:
Current	$10,938	$10,805
31 – 60 days past due	5	—
61 – 90 days past due	26	—
Greater than 90 days past due	—	16
Total commercial	$10,969	$10,821

Residential:
Current	$503	$444
31 – 60 days past due	1	3
61 – 90 days past due	—	—
Greater than 90 days past due	4	—
Total residential	$508	$447
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans for the three months ended March 31, 2026 and 2025 (dollars in millions):

For the three months ended March 31, 2026:	Commercial	Residential	Total
Balance, beginning of period	$112	$5	$117
Provision (release) of credit losses	4	1	5
Write-offs, net of recoveries	(7)	—	(7)
Balance, end of period	$109	$6	$115
For the three months ended March 31, 2025:
Balance, beginning of period	$93	$—	$93
Provision (release) of credit losses	(6)	2	(4)
Write-offs, net of recoveries	—	—	—
Balance, end of period	$87	$2	$89
During the three months ended March 31, 2026 and 2025, the Company modified one mortgage loan and three mortgage loans, respectively, for borrowers experiencing financial difficulty providing interest only payments, maturity extensions or payment deferrals. The total recorded investment before allowance for credit losses for the modified loans was $13 million and $19 million as of March 31, 2026 and 2025, respectively.
The Company had five residential mortgage loans in the amount of $4 million that were on nonaccrual status as of March 31, 2026. The Company had one commercial mortgage loan in the amount of $6 million that was on nonaccrual status as of March 31, 2025. The Company did not convert any mortgage loans to owned properties through a deed in lieu of foreclosure during the three months ended March 31, 2026 and 2025. The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2026 and 2025.
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
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company. The Company reflects these assets on its consolidated balance sheets as funds withheld at interest.

Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of March 31, 2026 and December 31, 2025 are as follows (dollars in millions):

	March 31, 2026	December 31, 2025
Limited partnerships – equity method	$1,878	$1,543
Limited partnerships – fair value	935	925
Limited partnerships – cost method	71	72
Real estate joint ventures – equity method	1,193	1,207
Real estate joint ventures – fair value	16	—
Total limited partnerships and real estate joint ventures	$4,093	$3,747
Other Invested Assets
Other invested assets include lifetime mortgages, derivative contracts and FHLB common stock. Other invested assets also include real estate held for investment, which is included in “Other” in the table below. As of March 31, 2026 and December 31, 2025, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of March 31, 2026 and December 31, 2025 are as follows (dollars in millions):

	March 31, 2026	December 31, 2025
Lifetime mortgages	$1,219	$1,197
Derivatives	179	185
FHLB common stock	68	68
Other	59	64
Total other invested assets	$1,525	$1,514
NOTE 11 DERIVATIVE INSTRUMENTS
See Note 2 – “Significant Accounting Policies and Pronouncements” of the 2025 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. See Note 12 – “Fair Value of Assets and Liabilities” for additional disclosures related to the fair value hierarchy for derivative instruments, including embedded derivatives.
Commonly used derivative instruments include, but are not limited to: interest rate swaps, interest rate options, total return swaps, foreign currency swaps, foreign currency forwards, foreign currency options, equity options, equity futures, credit default swaps (single name and index), options on credit default index swaps, consumer price index (“CPI”) swaps, forward bond purchase commitments, synthetic guaranteed investment contracts (“GICs”), other derivatives and embedded derivatives. For detailed information on these derivative instruments and the related strategies, see Note 12 – “Derivative Instruments” of the 2025 Annual Report.

Summary of Derivative Positions
Freestanding derivatives, except for other swaps, are included in other invested assets or other liabilities, at fair value. Other swaps are included in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included with the host contract in funds withheld at interest or funds withheld payable, at fair value. Embedded derivative liabilities on indexed products are included with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of March 31, 2026 and December 31, 2025 (dollars in millions):

		March 31, 2026			December 31, 2025
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$2,370	$5	$15	$2,088	$5	$14
Interest rate options	Interest rate	1,000	1	—	750	—	—
Total return swaps	Interest rate	581	—	13	527	1	5
Foreign currency swaps	Foreign currency	150	48	—	150	48	—
Foreign currency forwards	Foreign currency	1,451	2	49	1,358	1	53
Foreign currency options	Foreign currency	305	—	—	305	—	—
Equity options	Equity	5,988	285	123	5,897	459	245
Equity futures	Equity	203	—	—	200	—	—
Credit default swaps	Credit	8,073	16	14	6,573	3	10
Credit default index swaps options	Credit	2,000	—	—	1,000	—	—
Other swaps	Credit	1,165	2	2	1,225	3	3
CPI swaps	CPI	389	7	3	395	2	7
Synthetic GICs	Interest rate	16,923	—	—	17,209	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements		—	272	297	—	272	341
Indexed products		—	—	397	—	—	470
Total non-designated derivatives		40,598	638	913	37,677	794	1,148
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate	3,676	20	50	3,641	31	56
Forward bond purchase commitments	Interest rate	4,688	2	252	3,058	5	227
Foreign currency swaps	Foreign currency	1,954	8	360	2,008	8	331
Foreign currency forwards	Foreign currency	2,284	38	16	2,270	12	38
Total hedging derivatives		12,602	68	678	10,977	56	652
Total derivatives		$53,200	$706	$1,591	$48,654	$850	$1,800
Fair Value Hedges
The Company designates and reports the following as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging: interest rate swaps to convert fixed rate liabilities to floating rate liabilities. The gain or loss on the hedged item attributable to a change in interest rates and the offsetting gain or loss on the related interest rate swaps for the three months ended March 31, 2026 and 2025 are as follows (dollars in millions):

Derivative Type	Hedged Item	Claims and Other Policy Benefits		Interest Credited
		Derivatives	Hedged Items	Derivatives	Hedged Items
For the three months ended March 31, 2026:
Interest rate swaps	Future policy benefits	$(2)	$4	$—	$—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	(8)	9
For the three months ended March 31, 2025:
Interest rate swaps	Future policy benefits	$13	$(13)	$—	$—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	20	(25)

The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges (dollars in millions):

Hedged Item	Carrying Amount of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets / (Liabilities) (1)
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Future policy benefits	$(585)	$(547)	$3	$(1)
Interest-sensitive contract liabilities	(1,468)	(1,463)	4	(5)
(1)    Includes $(8) million and $(6) million of cumulative adjustment on discontinued fair value hedging relationships at March 31, 2026 and December 31, 2025, respectively.
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
The following table presents the cash flow hedge components of AOCI, before income taxes, and where the gain or loss related to cash flow hedges is recognized on the condensed consolidated statement of income classification for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three months ended March 31,
	2026	2025
Balance, beginning of period	$(748)	$(495)
Gains (losses), net deferred in other comprehensive income (loss)	(88)	(6)
Amounts reclassified to net investment income	18	18
Amounts reclassified to interest expense	(1)	(2)
Balance, end of period	$(819)	$(485)
As of March 31, 2026, approximately $72 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to net investment income during the next twelve months. For the same time period, approximately $7 million of before-tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income for the three months ended March 31, 2026 and 2025 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
		Net Investment Income	Interest Expense
For the three months ended March 31, 2026:
Interest rate	$(38)	$—	$1
Foreign currency	(50)	(18)	—
Total	$(88)	$(18)	$1
For the three months ended March 31, 2025:
Interest rate	$12	$(1)	$2
Foreign currency	(18)	(17)	—
Total	$(6)	$(18)	$2
For the three months ended March 31, 2026 and 2025, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	For the three months ended March 31,
Derivative Type	2026	2025
Foreign currency forwards	$39	$(15)
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $271 million and $232 million as of March 31, 2026 and December 31, 2025, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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
A summary of the effect of non-qualifying derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three months ended March 31, 2026 and 2025 are as follows (dollars in millions):

		Gains (Losses) for the three months ended March 31,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2026	2025
Interest rate swaps	Investment related gains (losses), net	$6	$6
Total return swaps	Investment related gains (losses), net	(6)	(6)
Foreign currency swaps	Investment related gains (losses), net	1	(3)
Foreign currency forwards	Investment related gains (losses), net	(25)	22
Foreign currency options	Investment related gains (losses), net	(1)	(1)
Equity options	Investment related gains (losses), net	(28)	(6)
Equity futures	Investment related gains (losses), net	6	9
Credit default swaps	Investment related gains (losses), net	(17)	(18)
CPI swaps	Investment related gains (losses), net	7	(5)
Subtotal		(57)	(2)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	44	(11)
Indexed products	Interest credited	30	24
Total non-qualifying derivatives		$17	$11

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
AAA/AA/A
Single name credit default swaps	$(13)	$490	13.9	$(7)	$490	14.2
BBB
Single name credit default swaps	2	170	1.8	2	170	2.1
Credit default swaps referencing indices	13	7,403	5.7	(2)	5,903	5.5
Subtotal	15	7,573	5.6	—	6,073	5.4
BB
Single name credit default swaps	—	5	0.2	—	5	0.5
B
Single name credit default swaps	—	5	0.2	—	5	0.5
Total	$2	$8,073	6.1	$(7)	$6,573	6.0
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
The following table provides information relating to the netting of the Company’s derivative instruments as of March 31, 2026 and December 31, 2025 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments/Collateral (1)	Net Amount
March 31, 2026:
Derivative assets	$434	$(253)	$181	$(181)	$—
Derivative liabilities	897	(253)	644	(644)	—
December 31, 2025:
Derivative assets	$578	$(390)	$188	$(188)	$—
Derivative liabilities	989	(390)	599	(599)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of March 31, 2026, the Company had credit exposure of $16 million.
Derivatives may be exchange-traded or they may be privately negotiated contracts, which are referred to as over-the-counter (“OTC”) derivatives. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC cleared”) and others are bilateral contracts between two counterparties (“OTC bilateral”). The Company manages its credit risk related to OTC bilateral derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Additionally, the Company is required to pledge initial margin for certain OTC bilateral derivatives subject to regulatory thresholds. The Company is only exposed to the default of the central clearing counterparties for OTC cleared derivatives, and these transactions require an initial and daily variation margin collateral postings. Exchange-traded derivatives are settled on a daily basis, thereby reducing the credit risk exposure in the event of non-performance by counterparties to such financial instruments.
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
For a discussion of the Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the 2025 Annual Report.
See Note 7 – “Market Risk Benefits” for information about fair value measurement of market risk benefits.

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are summarized below (dollars in millions):

March 31, 2026:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$73,228	$—	$63,154	$10,074
Canadian government	5,015	—	5,015	—
Japanese government	7,817	—	7,817	—
Korean government	1,163	—	1,163	—
ABS	7,281	—	3,802	3,479
CMBS	2,335	—	2,272	63
RMBS	1,543	—	1,543	—
U.S. government	2,562	2,353	206	3
State and political subdivisions	655	—	655	—
Other foreign government	5,729	—	5,614	115
Total fixed maturity securities available-for-sale	107,328	2,353	91,241	13,734
Equity securities	300	209	—	91
Funds withheld at interest – embedded derivatives	(149)	—	—	(149)
Funds withheld at interest	63	—	—	63
Real estate joint ventures – fair value	16	—	—	16
Cash equivalents	3,035	2,945	90	—
Short-term investments	274	196	58	20
Other invested assets:
Derivatives	179	—	179	—
Other	15	—	15	—
Total other invested assets	194	—	194	—
Other assets – derivatives	2	—	—	2
Total	$111,063	$5,703	$91,583	$13,777
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$397	$—	$—	$397
Other liabilities:
Funds withheld at interest – embedded derivatives	(124)	—	—	(124)
Derivatives	644	—	642	2
Total	$917	$—	$642	$275
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of March 31, 2026, the fair value of such investments was $935 million.

December 31, 2025:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$69,737	$—	$59,710	$10,027
Canadian government	5,100	—	5,100	—
Japanese government	4,701	—	4,701	—
Korean government	1,312	—	1,312	—
ABS	7,369	—	3,831	3,538
CMBS	2,162	—	2,099	63
RMBS	1,569	—	1,569	—
U.S. government	3,287	3,074	209	4
State and political subdivisions	660	—	660	—
Other foreign government	5,872	—	5,752	120
Total fixed maturity securities available-for-sale	101,769	3,074	84,943	13,752
Equity securities	311	213	—	98
Funds withheld at interest – embedded derivatives	(128)	—	—	(128)
Funds withheld at interest	61	—	—	61
Real estate joint ventures – fair value	—	—	—	—
Cash equivalents	2,460	2,460	—	—
Short-term investments	255	156	66	33
Other invested assets:
Derivatives	185	—	185	—
Other	17	—	17	—
Total other invested assets	202	—	202	—
Other assets – derivatives	3	—	—	3
Total	$104,933	$5,903	$85,211	$13,819
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$470	$—	$—	$470
Other liabilities:
Funds withheld at interest – embedded derivatives	(59)	—	—	(59)
Derivatives	599	—	596	3
Total	$1,010	$—	$596	$414
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of December 31, 2025, the fair value of such investments was $925 million.

Quantitative Information Regarding Internally Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of March 31, 2026 and December 31, 2025 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Input	Range (Weighted Average)
	March 31, 2026	December 31, 2025			March 31, 2026	December 31, 2025
Assets:
Corporate	$585	$636	Market comparable securities	Liquidity premium	2%-4% (3%)	0-4% (3%)
				EBITDA Multiple	6.0x-14.1x (8.0x)	6.0x-14.8x (9.3x)
ABS	1,153	1,329	Market comparable securities	Liquidity premium	0-67% (4%)	0-20% (4%)
U.S. government	3	4	Market comparable securities	Liquidity premium	1%	1%
Equity securities	30	41	Market comparable securities	Liquidity premium	4%	4%
				EBITDA Multiple	7.5x-11.6x (9.0x)	7.4x-13.3x (9.9x)
Funds withheld at interest – embedded derivatives	44	26	Total return swap	Mortality	0-100% (4%)	0-100% (4%)
				Lapse	0-35% (16%)	0-35% (17%)
				Withdrawal	0-10% (5%)	0-10% (5%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-8% (2%)	1%-8% (2%)
Other assets – derivatives	2	3	Credit default swap	Credit spread	0-1% (0%)	0-1% (0%)
				Probability of default	0-7% (1%)	0-7% (1%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed products	397	470	Discounted cash flow	Mortality	0-100% (3%)	0-100% (3%)
				Lapse	0-35% (15%)	0-35% (16%)
				Withdrawal	0-10% (5%)	0-10% (4%)
				Option budget projection	1-8% (2%)	1%-8% (2%)
Other liabilities – derivatives	2	3	Credit default swap	Credit spread	0-1% (0%)	0-1%(0%)
				Probability of default	0-7% (1%)	0-7% (1%)

Changes in Level 3 Assets and Liabilities
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Transfers out of Level 3 are primarily the result of the Company obtaining observable pricing information or a third-party pricing quotation that appropriately reflects the fair value of those assets and liabilities. The Company had Level 3 other swap assets and liabilities that on a gross and net basis were not material for the three months ended March 31, 2026.
For further information on the Company’s valuation processes, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the 2025 Annual Report.
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended March 31, 2026:	Fixed maturity securities available-for-sale					Real estate joint ventures – fair value		Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities		Short-term investments
Fair value, beginning of period	$10,027	$120	$3,601	$4	$98	$—	$33	$(69)	$61	$(470)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	4	—	(1)	—	—	—	—	—	3	—
Investment related gains (losses), net	(30)	—	—	—	(10)	—	—	44	—	—
Interest credited	—	—	—	—	—	—	—	—	—	30
Included in other comprehensive income (loss)	(124)	(5)	(42)	—	—	—	(1)	—	(1)	—
Purchases (2)	537	—	747	—	4	16	14	—	1	(29)
Sales (2)	(130)	—	(37)	—	(1)	—	(2)	—	—	—
Settlements (2)	(182)	—	(691)	(1)	—	—	(18)	—	(1)	72
Transfers into Level 3	6	—	—	—	—	—	—	—	—	—
Transfers out of Level 3	(34)	—	(35)	—	—	—	(6)	—	—	—
Fair value, end of period	$10,074	$115	$3,542	$3	$91	$16	$20	$(25)	$63	$(397)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$(1)	$—	$—	$—	$—	$—	$3	$—
Investment related gains (losses), net	(35)	—	—	—	(10)	—	—	44	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(42)
Included in other comprehensive income (loss)	(118)	(5)	(44)	—	—	—	—	—	(1)	—
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

For the three months ended March 31, 2025:	Fixed maturity securities available-for-sale					Real estate joint ventures – fair value		Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities		Short-term investments
Fair value, beginning of period	$6,854	$30	$1,799	$5	$88	$—	$11	$(55)	$56	$(435)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	4	—	2	—	—	—	—	—	(1)	—
Investment related gains (losses), net	(7)	—	1	—	—	—	—	(11)	—	—
Interest credited	—	—	—	—	—	—	—		—	24
Included in other comprehensive income (loss)	39	—	20	—	—	—	—	—	2	—
Purchases (2)	1,514	—	196	—	—	—	—	—	—	7
Sales (2)	(44)	—	—	—	(1)	—	—	—	—	—
Settlements (2)	(140)	—	(114)	(1)	—	—	(6)	—	—	21
Transfers into Level 3	2	—	10	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	(6)	—	—	—	(2)	—	—	—
Fair value, end of period	$8,222	$30	$1,908	$4	$87	$—	$3	$(66)	$57	$(383)
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
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis, in periods subsequent to their initial recognition if they are determined to be impaired. The following table presents information for assets measured at an estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (dollars in millions). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3). For the three months ended March 31, 2025, the Company did not have any material assets that were measured at fair value on a nonrecurring basis due to impairment.

	Carrying Value After Measurement
	At March 31, 2026	At December 31, 2025
Mortgage loans	$8	$21
Limited partnerships and real estate joint ventures	10	46

Investment Related Gains (Losses), Net
Three months ended March 31, 2026
Mortgage loans	$(1)
Limited partnerships and real estate joint ventures	(6)

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of March 31, 2026 and December 31, 2025 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the 2025 Annual Report. This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amounts approximates carrying value as they equal the amount of cash collateral received/paid.

March 31, 2026:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$11,318	$11,149	$—	$—	$11,149
Policy loans	3,703	3,703	—	3,703	—
Funds withheld at interest	8,476	8,285	—	—	8,285
Limited partnerships – cost method	71	99	—	—	99
Cash and cash equivalents	1,958	1,958	1,958	—	—
Short-term investments	83	83	83	—	—
Other invested assets	1,290	1,063	1	68	994
Accrued investment income	1,361	1,361	—	1,361	—
Other asset	1,029	1,039	—		1,039
Liabilities:
Interest-sensitive contract liabilities (2)	$31,679	$31,579	$—	$—	$31,579
Funds withheld at interest	6,616	6,441	—	—	6,441
Long-term debt	6,105	5,951	—	—	5,951

December 31, 2025:
Assets:
Mortgage loans	$11,104	$11,044	$—	$—	$11,044
Policy loans	3,541	3,541	—	3,541	—
Funds withheld at interest	8,216	7,970	—	—	7,970
Limited partnerships – cost method	72	98	—	—	98
Cash and cash equivalents	1,708	1,708	1,708	—	—
Short-term investments	91	91	91	—	—
Other invested assets	1,271	1,051	2	68	981
Accrued investment income	1,296	1,296	—	1,296	—
Other asset	1,020	1,071	—	—	1,071
Liabilities:
Interest-sensitive contract liabilities (2)	$31,056	$31,013	$—	$—	31,013
Funds withheld at interest	6,863	6,681	—	—	6,681
Long-term debt	5,710	5,638	—	—	5,638
(1)Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
(2)Carrying values and estimated fair values presented herein include a reinsurance recoverable of $1.8 billion as of March 31, 2026 and $1.9 billion as of December 31, 2025.
NOTE 13 INCOME TAX
The effective tax rate for the three months ended March 31, 2026 was 24.9% on pre-tax income. The tax rate was higher than the U.S. statutory rate primarily due to income earned in foreign jurisdictions with statutory tax rates higher than in the U.S. as well as an increase to the valuation allowance on foreign tax credits. These increases were partially offset with benefits from additional foreign tax credits generated during the year. The effective tax rate for the three months ended March 31, 2025 was 22.2% on pre-tax income. The tax rate was higher than the U.S. statutory rate primarily due to income earned in foreign jurisdictions with higher statutory rates than the U.S., partially offset with benefits due to the adjustments to the valuation allowance and benefits received from taxes paid in foreign jurisdictions.

NOTE 14 COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of March 31, 2026 and December 31, 2025, are presented in the following table (dollars in millions):

	March 31, 2026	December 31, 2025
Limited partnerships and real estate joint ventures	$2,247	$2,328
Mortgage loans	344	192
Bank loans and private placements	2,702	2,796
Lifetime mortgages	124	128
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for current expected credit losses associated with unfunded commitments as of March 31, 2026 and December 31, 2025.
Funding Agreements
Federal Home Loan Bank (“FHLB”) of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2026 and December 31, 2025, the Company had $1.3 billion of FHLB funding agreements outstanding. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes
The Company’s FABN program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes to investors. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of March 31, 2026 and December 31, 2025, the Company had $5.8 billion of FABN agreements outstanding, which are reflected in interest-sensitive contract liabilities.
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
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right of use asset and lease obligation. As of March 31, 2026, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of March 31, 2026 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	1,893
2036	2,349
2037	5,100
2038	1,750
2039	8,751
2041	720
2046	3,000
2049	4,750
Support Agreements
RGA, Inc. and several of its subsidiaries are obligors to various capital maintenance agreements with its subsidiaries. Under these agreements, the obligor guarantees for specified periods of time (depending on jurisdiction) that the applicable subsidiary will meet specified capital and surplus levels. Given the amount of business that has been and is expected to be written by the applicable subsidiaries benefiting from these agreements, the Company anticipates that the obligors will have sufficient liquidity and capital to meet any obligations under these agreements.
NOTE 15 SEGMENT INFORMATION
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
Segment Accounting Policies
The accounting policies of the segments are the same as those described in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements in the 2025 Annual Report.
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
No individual client generated 10% or more of the Company’s total gross premiums and other revenues on a consolidated basis for the three months ended March 31, 2026 and 2025. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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

The following tables summarize the Company’s reportable segment revenues, significant expenses, measure of profit and loss and reconciliations to the Company’s consolidated totals (dollars in millions):

For the three months ended March 31, 2026:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$2,215	$1,147	$403	$109	$646	$495	$950	$495	$179	$6,639
Reconciliation of revenues:
Investment and derivative gains (losses)										(198)
Change in fair value of funds withheld embedded derivatives										44
Funds withheld gains (losses) – investment income										4
Investment income (loss) on unit-linked variable annuities										(1)
Other revenues (1)										6
Total consolidated revenues										$6,494
Less significant expenses (2):
Adjusted claims and other policy benefits	1,777	597	316	93	543	347	726	222	—
Future policy benefits remeasurement (gains) losses	(6)	14	(1)	(1)	(10)	(11)	9	(1)	—
Adjusted interest credited	22	264	—	—	—	8	—	140	44
Interest expense	—	—	—	—	—	—	—	—	98
Other segment items (3)	284	154	50	7	59	23	90	69	102
Adjusted operating income (loss) before income taxes	$138	$118	$38	$10	$54	$128	$125	$65	$(65)	$611
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(198)
Market risk benefits remeasurement gains (losses)										(22)
Change in fair value of funds withheld embedded derivatives										44
Funds withheld gains (losses) – investment income										4
Derivatives – interest credited										(3)
Investment income (loss) on unit-linked variable annuities										(1)
Interest credited on unit-linked variable annuities										1
Interest expense on uncertain tax positions										(1)
Other reconciling items (4)										6
Income before income taxes per condensed consolidated statements of income										$441
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

For the three months ended March 31, 2025:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$2,191	$496	$384	$107	$572	$282	$850	$321	$137	$5,340
Reconciliation of revenues:
Investment and derivative gains (losses)										(71)
Change in fair value of funds withheld embedded derivatives										(11)
Funds withheld gains (losses) – investment income										—
Investment income (loss) on unit-linked variable annuities										—
Other revenues (1)										2
Total consolidated revenues										$5,260
Less significant expenses (2):
Adjusted claims and other policy benefits	1,773	200	295	91	483	167	671	145	—
Future policy benefits remeasurement (gains) losses	(25)	(2)	3	—	(8)	(3)	(18)	(3)	—
Adjusted interest credited	29	123	—	—	—	6	—	84	47
Interest expense	—	—	—	—	—	—	—	—	80
Other segment items (3)	274	108	54	5	47	22	91	36	80
Adjusted operating income (loss) before income taxes	$140	$67	$32	$11	$50	$90	$106	$59	$(70)	$485
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(71)
Market risk benefits remeasurement gains (losses)										(29)
Change in fair value of funds withheld embedded derivatives										(11)
Funds withheld gains (losses) – investment income										—
Derivatives – interest credited										(10)
Investment income (loss) on unit-linked variable annuities										—
Interest credited on unit-linked variable annuities										—
Interest expense on uncertain tax positions										—
Other reconciling items (4)										5
Income before income taxes per condensed consolidated statements of income										$369
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

NOTE 16 FINANCING ACTIVITIES
2026 Subordinated Debt Issuances
On March 3, 2026, the Company issued 6.375% fixed-rate reset subordinated debentures due 2056 with a face amount of $400 million and used the net proceeds for general corporate purposes. Capitalized issuance costs are estimated to be $5 million.
2056 Subordinated Debt Redemption
On May 1, 2026, a notice of redemption was issued to the holders of all of the Company’s outstanding $400 million aggregate principal amount 5.75% Fixed-to-Floating Rate Subordinated Debentures due 2056 (the “2056 Debentures”) in accordance with the terms of the indenture governing the 2056 Debentures. The 2056 Debentures will be redeemed in full on June 15, 2026, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest thereon.

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws including, among others, statements relating to projections of the future operations, strategies, earnings, revenues, income or loss, ratios, financial performance, and growth potential of Reinsurance Group of America, Incorporated (the “Company”). Forward-looking statements often contain words and phrases such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “pro forma,” “project,” “should,” “will,” “would,” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. Forward-looking statements are based on management's current expectations and beliefs concerning future developments and their potential effects on the Company. Forward-looking statements are not a guarantee of future performance and are subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.
Factors that could also cause results or events to differ, possibly materially, from those expressed or implied by forward-looking statements, include, among others: (1) changes in mortality, morbidity, policyholder behavior, claims experience, investment returns, interest rates, expenses and other factors as compared to our pricing assumptions; (2) investment results, whether from changes in economic, capital- and credit-market conditions, asset selection, or otherwise, and their impact on the Company’s investment securities, liquidity, portfolio yields, credit quality, access to capital, cost of capital, and amount of capital required for regulatory and contractual purposes; (3) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company; (4) the availability, amount, cost, and market value of collateral necessary for regulatory reserves, capital, and client obligations; (5) changes in laws and regulations, tax policy and rates, accounting standards, and privacy, data security and cybersecurity regulations applicable to the Company, and actions by regulators with authority over the Company’s operations, as well as regulatory restrictions on the ability of Company subsidiaries to pay dividends to the Company; (6) the impact of general economic conditions in the U.S. and globally, including as a result of inflation, interest rate levels, geopolitical instability, and impacts from the imposition of, or changes in tariffs, as well as the stability of and actions by governments, central banks, and economies in jurisdictions where the Company operates, affecting interest rates, markets generally, or the demand for insurance and reinsurance; (7) the stability and financial performance of clients, reinsurers, third-party investment managers and other institutions and the effects of the Company’s dependence on such third parties; (8) the effectiveness of the Company’s risk management strategy, policy, and procedures, whether relating to reinsurance, investment strategy, operations, or otherwise; (9) the impact of impairments of the value of the Company’s investment securities on the Company’s capital requirements and the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective; (10) the threat of catastrophic events such as pandemics, epidemics, other major health issues, natural disasters, war, military actions (including conflicts in the Middle East), and terrorism or other acts of violence; (11) competitive factors and competitors' responses to the Company’s initiatives; (12) development and introduction of new products and distribution opportunities and entry into new lines of business and markets; (13) the impact of the development and adoption of artificial intelligence; (14) the effect of acquisitions and other significant transactions, including risks related to the integration of acquired blocks of business and entities and the Company's ability to achieve the expected benefits of such transactions, including the transaction entered into with subsidiaries of Equitable Holdings, Inc. on July 31, 2025; (15) interruption or failure of the Company’s telecommunication, information technology, or other operational systems, or the Company’s failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data and intellectual property stored on such systems; (16) adverse developments with respect to litigation, arbitration, or regulatory investigations or actions; (17) risks associated with our international operations, including related to fluctuation in foreign currency exchange rates; and (18) other risks and uncertainties described in this document and in the Company's other filings with the Securities and Exchange Commission (“SEC”).
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update these forward-looking statements, even though the Company’s situation may change in the future, except as required under applicable securities law. For a discussion of the risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2025 Annual Report, as may be supplemented by Item 1A – “Risk Factors” in the Company’s subsequent Quarterly Reports on Form 10-Q and in the Company’s other periodic and current reports filed with the SEC.
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $4.3 trillion of life reinsurance in force and assets of $164.1 billion as of March 31, 2026. Traditional reinsurance includes individual and group life and health, disability and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, pension risk transfer, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
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
Consolidated Results of Operations
A discussion of the Company’s financial condition and results of operations for the three months ended March 31, 2026 and 2025 are presented below.
Consolidated income before income taxes
The following table summarizes the changes in net income for the periods presented (dollars in millions, except per share data):

For the three months ended March 31,
	2026	2025	2026 vs 2025
Revenues
Net premiums	$4,595	$4,019	$576
Net investment income	1,701	1,232	469
Investment related losses, net	(170)	(79)	(91)
Other revenues	368	88	280
Total revenues	6,494	5,260	1,234
Benefits and expenses
Claims and other policy benefits	4,621	3,822	799
Future policy benefits remeasurement gains	(7)	(56)	49
Market risk benefits remeasurement (gains) losses	22	29	(7)
Interest credited	480	299	181
Policy acquisition costs and other insurance expenses	512	417	95
Other operating expenses	326	300	26
Interest expense	99	80	19
Total benefits and expenses	6,053	4,891	1,162
Income (loss) before income taxes	441	369	72
Provision for income taxes	110	81	29
Net income (loss)	$331	$288	$43
Net income attributable to noncontrolling interest	1	2	(1)
Net income available to RGA, Inc. shareholders	$330	$286	$44
Earnings per share
Basic earnings per share	$5.04	$4.33	$0.71
Diluted earnings per share	$4.98	$4.27	$0.71
Consolidated results
The increase in net income and income before income taxes for the three months ended March 31, 2026, was primarily the result of the following:
•The execution of reinsurance contracts with subsidiaries of Equitable Holdings, Inc. (“Equitable Holdings”) on July 31, 2025. Pursuant to these agreements, the Company’s U.S. Financial Solutions segment assumed a 75% quota share of Equitable Holdings’ in force individual life insurance liabilities on a coinsurance and modified coinsurance basis, consisting of a diversified mix of life products and account value liabilities, with total liabilities of approximately $12 billion. This transaction increased income before income taxes by $39 million.
•An increase in net investment income due to an increase in invested assets and an increase in variable investment income, partially offset by an increase in interest credited.
The increase in income was partially offset by the following:
•An increase in investment related losses, net, resulting from higher realized losses from portfolio repositioning, a decrease in the fair value of freestanding derivatives and an increase in impairments.
•An increase in policy acquisition costs and other insurance expenses due to an increase in new business volume.
Fluctuations in foreign currency to U.S. dollar exchange rates
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations increased income before income taxes by $20 million primarily due to the strengthening of the British pound Canadian dollar and Euro as compared to the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Investment related gains and losses
The increase in investment related losses, net is attributable to the following:
•During 2026 and 2025, the Company repositioned its investment portfolio to generate higher yields, which led to net capital losses of $106 million and $51 million, respectively.
•Changes in the fair value of freestanding derivatives increased investment related losses, net by $57 million in 2026, compared to $2 million in 2025.
•The Company incurred $43 million and $8 million of changes in allowance for credit losses and impairments during the three months ended March 31, 2026 and 2025, respectively.
The increase in investment related losses, net was partially offset by the following:
•Changes in the fair value of embedded derivatives associated with modified coinsurance/funds withheld treaties, decreased investment related losses, net by $44 million in 2026.
See the Investment section within Management Discussion and Analysis, Note 10 – “Investments” and Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the changes in allowance for credit losses, impairment losses and derivatives.
Market risk benefits
Market risk benefits consist of guaranteed minimum benefits associated with the Company’s reinsurance of variable and indexed annuities. The change in fair value of the freestanding derivatives purchased by the Company to hedge the liability is reflected in investment related gains (losses), net. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, decreased income before income taxes by $13 million and $3 million in 2026 and 2025, respectively.
Non-economic changes in insurance liabilities
Non-economic changes in insurance liabilities include the initial loss on PRT transactions, net of amortization and changes in the fair value of embedded derivatives associated with the Company’s reinsurance of indexed products. The initial loss at inception of a PRT transaction is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP. During 2026 and 2025, the Company incurred non-economic losses of $3 million and $6 million, respectively.
Income taxes
The effective tax rate was 24.9% and 22.2% for 2026 and 2025, respectively. See Note 13 – “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information.
Consolidated adjusted operating income before income taxes
Non-GAAP Measure – Consolidated adjusted operating income before income taxes is not determined in accordance with U.S. GAAP. The Company principally uses consolidated adjusted operating income before income taxes in evaluating performance because the Company believes that such measure, when reviewed in conjunction with relevant U.S. GAAP measure (i.e., income before income taxes), presents a clearer picture of its operating performance and assist the Company in the allocation of its resources. The Company believes that this non-GAAP financial measure provides investors and other third parties with a better understanding of the Company’s results of operations, financial statements and the underlying profitability drivers and trends of the Company’s businesses by excluding specified items which may not be indicative of the Company’s ongoing operating performance and may fluctuate significantly from period to period. This measure should be considered supplementary to the Company’s financial results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way the Company calculates such measures. Consequently, the Company’s non-GAAP financial measures may not be comparable to similar measures used by other companies.
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
See “Segment Accounting Policies” within Note 15 – “Segment Information” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the presentation of segment results and the Company’s definition of adjusted operating income.
Reconciliation of income before income taxes to adjusted operating income (loss) before income taxes
The reconciliation of consolidated income before income taxes to consolidated adjusted operating income before income taxes is shown below for the periods presented (dollars in millions):

For the three months ended March 31,
	2026	2025	2026 vs 2025
Income before income taxes	$441	$369	$72
Investment and derivative (gains) losses	198	71	127
Market risk benefits remeasurement gains (losses)	22	29	(7)
Change in fair value of funds withheld embedded derivatives	(44)	11	(55)
Funds withheld (gains) losses – investment income	(4)	—	(4)
Derivatives – interest credited	3	10	(7)
Investment income on unit-linked variable annuities	1	—	1
Interest credited on unit-linked variable annuities	(1)	—	(1)
Interest expense on uncertain tax positions	1	—	1
Other	(6)	(5)	(1)
Adjusted operating income before income taxes	$611	$485	$126
Three months ended March 31, 2026, compared to the three months ended March 31, 2025
The increase in adjusted operating income before income taxes was primarily the result of the following:
•An increase in net investment income attributable to an increase in invested assets.
•Variable investment income, excluding spread related business, was $26 million for the three months ended March 31, 2026, compared to a loss of $6 million in the prior year.
•Contribution from the transaction with Equitable Holdings completed in the third quarter of 2025.
See “Results of Operations by Segment” for additional discussion of current and prior period results of operations.
Fluctuations in foreign currency to U.S. dollar exchange rates
Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations increased adjusted operating income before income taxes by $17 million due to the strengthening of the British pound, Canadian dollar and Euro as compared to the U.S. dollar. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Premiums and business growth
The increase in premiums was primarily due to organic growth on existing treaties and new business production, measured by the face amount of reinsurance in force, of $150.6 billion during 2026 compared to $131.7 billion during 2025. Consolidated assumed life reinsurance in force increased to $4.3 trillion as of March 31, 2026, from $4.0 trillion as of March 31, 2025, due to new business production and changes in foreign exchange rates.

Net investment income
The increase in net investment income was primarily due to an increase in the average invested asset base and an increase in variable investment income associated with joint venture and limited partnership investments. The following summarizes the primary drivers contributing to the increase in net investment income for the three months ended March 31, 2026 and 2025:
•The average invested assets at amortized cost, excluding spread related business, totaled $49.5 billion and $44.0 billion in 2026 and 2025, respectively.
•The average yield earned on investments, excluding spread related business, was 4.93% and 4.64% in 2026 and 2025, respectively. The increase in investment yield for the three months ended March 31, 2026, in comparison with the same period in the prior year, was primarily due to increased variable income from limited partnerships and real estate joint ventures.
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
Results of Operations by Segment
As noted above, adjusted operating income (loss) before income taxes, when presented at a segment level, is a measure reported to the Company’s management for purposes of making decisions about allocating resources to the Company’s business segments and assessing the performance of the business segments and is presented in the Company’s financial statement footnotes in accordance with U.S. GAAP. The Company’s significant segment expenses are (1) adjusted claims and other policy benefits, which exclude the non-economic losses at contract inception for direct pension risk transfer single premium business, (2) future policy benefits remeasurement gains and losses, (3) adjusted interest credited, which excludes the change in the fair value of embedded derivatives associated with indexed products and (4) interest expense. See Note 15 – “Segment Information” in the Notes to Consolidated Financial Statements for additional information regarding the presentation of segment results and the Company’s definition of adjusted operating income.
U.S. and Latin America Operations
The U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in the reinsurance of individual mortality-risk, long-term care, universal life products and, to a lesser extent, group reinsurance. The Financial Solutions segment consists of Asset-Intensive and Capital Solutions. Asset-Intensive within the Financial Solutions segment includes coinsurance of products which primarily exhibit interest rate and market risks such as annuities, corporate-owned life insurance policies, PRT group annuity contracts and, to a lesser extent, fee-based synthetic guaranteed investment contracts, indexed and variable life insurance, investment only and stable value contracts. Effective, January 1, 2025, newly issued FABN issuances are included in the U.S. Financial Solutions segment. Capital Solutions within the Financial Solutions segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance and other transactions. Typically, these transactions do not qualify as reinsurance under GAAP due to the low-risk nature of the transactions; therefore only the related net fees are reflected in other revenues.
On July 31, 2025, the Company executed reinsurance contracts with subsidiaries of Equitable Holdings. Pursuant to these agreements, the Company’s U.S. Financial Solutions segment assumed a 75% quota share of Equitable Holdings’ in force individual life insurance liabilities on a coinsurance and modified coinsurance basis, consisting of a diversified mix of life products and account value liabilities, with total liabilities of approximately $12 billion.
The following table sets forth the U.S. and Latin America operating results for the periods indicated (dollars in millions). See additional information in the Traditional and Financial Solutions sections.

For the three months ended March 31,
	2026	2025	2026 vs 2025
Total segment revenues	$3,362	$2,687	$675
Total adjusted benefits and expenses	3,106	2,480	626
Adjusted operating income before income taxes	$256	$207	$49
The increase in adjusted operating income before income taxes for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to the contribution from the transaction with Equitable Holdings executed on July 31, 2025, and an increase in variable investment income in the current period.

Traditional Reinsurance
The following table sets forth the U.S. and Latin America Traditional segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$1,932	$1,921	$11
Net investment income	288	268	20
Investment related losses, net	(12)	(6)	(6)
Other revenues	7	8	(1)
Total segment revenues	2,215	2,191	24
Adjusted benefits and expenses
Adjusted claims and other policy benefits	1,777	1,773	4
Future policy benefits remeasurement gains	(6)	(25)	19
Adjusted interest credited	22	29	(7)
Policy acquisition costs and other insurance expenses	223	219	4
Other operating expenses	61	55	6
Total adjusted benefits and expenses	2,077	2,051	26
Adjusted operating income before income taxes	$138	$140	$(2)
Key metrics
Life reinsurance in force	$1,900.2 billion	$1,840.6 billion
Future policy benefits remeasurement gains
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(6)	$(25)
Loss ratio (1)	91.7%	91.0%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	11.5%	11.4%
Other operating expenses as a percentage of net premiums	3.2%	2.9%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement gains.
The decrease in adjusted operating income before income taxes for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to less favorable claims experience in the current period, mostly offset by the impact of rate increases and favorable variable investment income.
Segment revenues
•The increase in net premiums was primarily due to new business growth.
•The increase in net investment income was primarily due to favorable variable investment income and a higher asset base supporting the business.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $47.8 billion and $36.3 billion during the first three months of 2026 and 2025, respectively.
Adjusted benefits and expenses
•The reduction in future policy benefits remeasurement gains was due to less favorable claims experience in the current period.

Financial Solutions
The following table sets forth the U.S. and Latin America Financial Solutions segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$320	$109	$211
Net investment income	564	337	227
Investment related gains (losses), net	(16)	—	(16)
Other revenues	279	50	229
Total segment revenues	1,147	496	651
Benefits and expenses
Adjusted claims and other policy benefits	597	200	397
Future policy benefits remeasurement (gains) losses	14	(2)	16
Adjusted interest credited	264	123	141
Policy acquisition costs and other insurance expenses	131	84	47
Other operating expenses	23	24	(1)
Total adjusted benefits and expenses	1,029	429	600
Adjusted operating income before income taxes	$118	$67	$51
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$14	$(2)
The increase in adjusted operating income before income taxes for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to the transaction with Equitable Holdings and favorable variable investment income.
Segment revenues
•The increase in net premiums was primarily due to premiums received on the transaction with Equitable Holdings in the current year.
•The increase in net investment income was primarily due to an increase in the invested asset base supporting asset intensive transactions and an increase in variable investment income.
◦The book value of the invested asset base supporting asset-intensive transactions increased to $37.2 billion as of March 31, 2026, from $25.8 billion as of March 31, 2025, resulting in an increase in investment income. As of March 31, 2026 and March 31, 2025, $3.1 billion and $3.2 billion, respectively, of the invested assets were funds withheld at interest, of which 90% or greater was associated with two clients.
◦The increase in the asset base was primarily due to $13.6 billion from new transactions and growth from treaties open to new business, offset by $0.8 billion in run-off of existing in force transactions and $1.5 billion associated with an external retrocession transaction.
•The increase in other revenues was primarily due to policy charges on universal life-type policies associated with the transaction with Equitable Holdings.
Adjusted benefits and expenses
•The increase in adjusted claims and other policy benefits, adjusted interest credited and policy acquisition costs and other insurance expenses was primarily due to the transaction with Equitable Holdings.
Reinsurance of separate accounts
•Certain of the Company’s reinsurance contracts, including the Equitable Holdings transaction, reinsure the ceding company’s separate account liabilities on a modified coinsurance basis. Under the terms of these arrangements, the ceding company retains the assets supporting the separate account liabilities. The Company receives a fee based on the policyholder’s account value and is not directly exposed to the investment performance of the separate account assets. Periodic settlements between the Company and the ceding company are net settled. The Company, having the right of offset, has offset assumed separate account assets and liabilities in its consolidated balance sheet. As of March 31, 2026 and December 31, 2025, the Company assumed $16.1 billion and $16.7 billion of separate account liabilities.

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

For the three months ended March 31,
	2026	2025	2026 vs 2025
Total segment revenues	$512	$491	$21
Total adjusted benefits and expenses	464	448	16
Adjusted operating income before income taxes	$48	$43	$5
•The increase in adjusted operating income before income taxes for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to more favorable experience on Traditional business and favorable foreign currency fluctuations.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations in the Canadian dollar resulted in a $2 million increase in adjusted operating income before income taxes for the three months ended March 31, 2026. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.
Traditional Reinsurance
The following table sets forth the Canada Traditional segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$339	$319	$20
Net investment income	62	65	(3)
Investment related gains, net	1	1	—
Other revenues	1	(1)	2
Total segment revenues	403	384	19
Adjusted benefits and expenses
Adjusted claims and other policy benefits	316	295	21
Future policy benefits remeasurement (gains) losses	(1)	3	(4)
Adjusted interest credited	—	—	—
Policy acquisition costs and other insurance expenses	36	41	(5)
Other operating expenses	14	13	1
Total adjusted benefits and expenses	365	352	13
Adjusted operating income before income taxes	$38	$32	$6
Key metrics
Life reinsurance in force	$522.6 billion	$478.6 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(1)	$3
Loss ratio (1)	92.9%	93.4%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	10.6%	12.9%
Other operating expenses as a percentage of net premiums	4.1%	4.1%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement (gains) losses.
The increase in adjusted operating income before income taxes for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to more favorable experience across all lines of business and favorable foreign currency fluctuations.
Segment revenues
•The increase in net premiums was primarily due to organic growth and favorable foreign currency fluctuations.

•The segment added new life business production, measured by face amount of life reinsurance in force, of $13.1 billion and $13.2 billion during the first three months of 2026 and 2025, respectively.
Adjusted benefits and expenses
•The decrease in the loss ratio for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to favorable experience across all lines of business in 2026.
Financial Solutions
The following table sets forth the Canada Financial Solutions segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$45	$52	$(7)
Net investment income	62	51	11
Investment related gains (losses), net	(1)	—	(1)
Other revenues	3	4	(1)
Total segment revenues	109	107	2
Adjusted benefits and expenses
Adjusted claims and other policy benefits	93	91	2
Future policy benefits remeasurement (gains) losses	(1)	—	(1)
Adjusted interest credited	—	—	—
Policy acquisition costs and other insurance expenses	6	5	1
Other operating expenses	1	—	1
Total adjusted benefits and expenses	99	96	3
Adjusted operating income before income taxes	$10	$11	$(1)
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(1)	$—
Adjusted operating income before income taxes for the three months ended March 31, 2026, was comparable to the same period in 2025.
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

For the three months ended March 31,
	2026	2025	2026 vs 2025
Total segment revenues	$1,141	$854	$287
Total adjusted benefits and expenses	959	714	245
Adjusted operating income before income taxes	$182	$140	$42
•The increase in adjusted operating income before income taxes for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to increased net premiums and an increase in net investment income, partially offset by increased adjusted claims and other policy benefits.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency fluctuations resulted in a $13 million increase in adjusted operating income before income taxes for the three months ended March 31, 2026. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance
The following table sets forth the EMEA Traditional segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$605	$540	$65
Net investment income	35	30	5
Investment related gains (losses), net	—	—	—
Other revenues	6	2	4
Total segment revenues	646	572	74
Adjusted benefits and expenses
Adjusted claims and other policy benefits	543	483	60
Future policy benefits remeasurement gains	(10)	(8)	(2)
Adjusted interest credited	—	—	—
Policy acquisition costs and other insurance expenses	35	20	15
Other operating expenses	24	27	(3)
Total adjusted benefits and expenses	592	522	70
Adjusted operating income before income taxes	$54	$50	$4
Key metrics
Life reinsurance in force	$1,074.4 billion	$1,036.7 billion
Future policy benefits remeasurement gains
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(10)	$(8)
Loss ratio (1)	88.1%	88.0%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	5.8%	3.7%
Other operating expenses as a percentage of net premiums	4.0%	5.0%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement gains.
The increase in adjusted operating income before income taxes for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to increased net premiums, offset by an increase in adjusted claims and other policy benefits.
Segment revenues
•The increase in net premiums was due to increased business volume on new and existing treaties in the first three months of 2026.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $35.6 billion and $63.4 billion during the three months ended March 31, 2026, and the same period in 2025, respectively.
Adjusted benefits and expenses
•The increase in policy acquisition costs and other insurance expenses as a percentage of net premiums was largely due to differences in allowance levels and the mix of business across the region.

Financial Solutions
The following table sets forth the EMEA Financial Solutions segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$344	$189	$155
Net investment income	137	85	52
Investment related losses, net	(1)	(1)	—
Other revenues	15	9	6
Total segment revenues	495	282	213
Adjusted benefits and expenses
Adjusted claims and other policy benefits	347	167	180
Future policy benefits remeasurement (gains) losses	(11)	(3)	(8)
Adjusted interest credited	8	6	2
Policy acquisition costs and other insurance expenses	3	1	2
Other operating expenses	20	21	(1)
Total adjusted benefits and expenses	367	192	175
Adjusted operating income before income taxes	$128	$90	$38
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(11)	$(3)
The increase in adjusted operating income before income taxes for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to increased net investment income and increased net premiums, partially offset by an increase in adjusted claims and other policy benefits related to closed longevity blocks.
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

For the three months ended March 31,
	2026	2025	2026 vs 2025
Total segment revenues	$1,445	$1,171	$274
Total adjusted benefits and expenses	1,255	1,006	249
Adjusted operating income before income taxes	$190	$165	$25
•The increase in adjusted operating income before income taxes for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to an increase in net investment income and business growth.
•Foreign currency fluctuations can result in variances in the financial statement line items. Foreign currency movements had no material impact on adjusted operating income before income taxes during the three months ended March 31, 2026. Unless otherwise stated, all amounts discussed below are net of foreign currency fluctuations.

Traditional Reinsurance
The following table sets forth the Asia Pacific Traditional segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$860	$777	$83
Net investment income	82	71	11
Investment related gains losses, net	—	(1)	1
Other revenues	8	3	5
Total segment revenues	950	850	100
Adjusted benefits and expenses
Adjusted claims and other policy benefits	726	671	55
Future policy benefits remeasurement (gains) losses	9	(18)	27
Adjusted interest credited	—	—	—
Policy acquisition costs and other insurance expenses	35	39	(4)
Other operating expenses	55	52	3
Total adjusted benefits and expenses	825	744	81
Adjusted operating income before income taxes	$125	$106	$19
Key metrics
Life reinsurance in force	$581.7 billion	$561.1 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$9	$(18)
Loss ratio (1)	85.5%	84.0%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	4.1%	5.0%
Other operating expenses as a percentage of net premiums	6.4%	6.7%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement (gains) losses.
The increase in adjusted operating income before income taxes for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to an increase in net premiums and net investment income, partially offset by an increase in adjusted claims and other policy benefits and future policy benefits remeasurement losses.
Segment revenues
•The increase in net premiums was primarily due to continued business growth in the segment.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $40.0 billion and $14.3 billion during the three months ended March 31, 2026 and 2025, respectively, due to new business production.
•The increase in net investment income was due to higher investment yield and an increase in invested assets.
Adjusted benefits and expenses
•The increase in the loss ratio for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to less favorable claims experience across the segment.

Financial Solutions
The following table sets forth the Asia Pacific Financial Solutions segment operating results for the periods indicated (dollars in millions):

For the three months ended March 31,
	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$150	$112	$38
Net investment income	319	196	123
Investment related gains, net	12	7	5
Other revenues	14	6	8
Total segment revenues	495	321	174
Adjusted benefits and expenses
Adjusted claims and other policy benefits	222	145	77
Future policy benefits remeasurement gains	(1)	(3)	2
Adjusted interest credited	140	84	56
Policy acquisition costs and other insurance expenses	58	27	31
Other operating expenses	11	9	2
Total adjusted benefits and expenses	430	262	168
Adjusted operating income before income taxes	$65	$59	$6
Key metrics
Future policy benefits remeasurement gains
Effect of changes in cash flow assumptions	$—	$—
Effect of actual variances from expected experience	$(1)	$(3)
The increase in adjusted operating income before income taxes for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to an increase in net premiums and net investment income, partially offset by an increase in adjusted claims and other policy benefits, adjusted interest credited and policy acquisition costs and other insurance expenses.
The invested asset base supporting asset-intensive transactions increased to $38.0 billion as of March 31, 2026, from $25.0 billion as of March 31, 2025. The increase in the asset base compared to March 31, 2025, was primarily due to approximately $7.8 billion from transactions executed in the quarter and net organic growth of $5.2 billion from existing in force blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $2.5 billion and $2.1 billion for the three months ended March 31, 2026 and 2025, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Segment revenues
•The increase in net premiums was due to increased contributions from several existing in force blocks.
•The increase in net investment income was due to a growing asset base and higher variable investment income.
•The increase in other revenues was due to higher initial income and surrender charges from transactions during the period.
Adjusted benefits and expenses
•The increases in adjusted claims and other policy benefits and adjusted interest credited were due to new asset-intensive transactions.
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

For the three months ended March 31,
	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$—	$—	$—
Net investment income	149	129	20
Investment related gains, net	1	3	(2)
Other revenues	29	5	24
Total segment revenues	179	137	42
Adjusted benefits and expenses
Adjusted claims and other policy benefits	—	—	—
Future policy benefits remeasurement (gains) losses	—	—	—
Adjusted interest credited	44	47	(3)
Policy acquisition costs and other insurance expenses	(15)	(19)	4
Other operating expenses	117	99	18
Interest expense	98	80	18
Total adjusted benefits and expenses	244	207	37
Adjusted operating loss before income taxes	$(65)	$(70)	$5
The decrease in adjusted operating loss before income taxes for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to an increase in net investment income and other revenues, partially offset by an increase in other operating expenses and interest expense.
Segment revenues
•The increase in net investment income was primarily due to an increase in yield.
•The increase in other revenues was primarily due to income earned on a note receivable.
Adjusted benefits and expenses
•The increase in other operating expenses was primarily due to higher compensation expense.
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
Current Market Environment
The Company’s average investment yield, excluding spread related business, for the three months ended March 31, 2026, was 4.93%, 29 basis points higher than the same period in 2025. The average yield will vary from year to year depending on several variables, including the prevailing risk-free interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from joint ventures and limited partnerships will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. Gross unrealized gains on fixed maturity securities available-for-sale decreased from $1.7 billion at December 31, 2025, to $1.1 billion at March 31, 2026. Gross unrealized losses increased from $7.0 billion at December 31, 2025 to $8.5 billion at March 31, 2026.

The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. The Company does not rely on short-term funding or commercial paper and, to date, has experienced no liquidity pressure and does not anticipate such pressure in the foreseeable future.
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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. The primary sources of RGA’s liquidity include proceeds from its capital-raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance Company (“RGA Reinsurance”), RGA Life and Annuity Insurance Company (“RGA Life and Annuity”) and Rockwood Reinsurance Company (“Rockwood Re”), and dividends from operating subsidiaries. As the Company continues to operate its business and manage capital, RGA will continue to be dependent upon these sources of liquidity. The following tables provide comparative information for RGA (dollars in millions):

	Three months ended March 31,
	2026	2025
Interest and dividend income	$40	$33
Interest expense	73	63
Capital contributions to subsidiaries	8	10
Issuance of unaffiliated debt	400	700
Dividends to shareholders	61	59

	March 31, 2026	December 31, 2025
Cash and invested assets	$1,574	$1,360
See Item 15, Schedule II – “Condensed Financial Information of the Registrant” in the 2025 Annual Report for additional financial information related to RGA.
The undistributed earnings of substantially all of the Company’s foreign subsidiaries have been reinvested indefinitely in those non-U.S. operations, as described in Note 14 – “Income Tax” in the Notes to Consolidated Financial Statements in the 2025 Annual Report. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds are repatriated.
RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, it has repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors.
On January 29, 2026, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the three months ended March 31, 2026, the Company repurchased 225,638 shares of common stock under this program. As of March 31, 2026, the aggregate amount remaining under the Company’s share repurchase authorization was approximately $450 million.
Repurchases will be made in accordance with applicable securities laws, through market transactions, block trades, privately negotiated transactions or other means, or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements, and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice.

Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Three months ended March 31,
	2026	2025
Dividends to shareholders	$61	$59
Purchase of common stock (1)	50	—
Total amount paid to shareholders	$111	$59

Number of common shares purchased (1)	225,638	—
Average price per share	$221.59	$—
(1)Excludes shares utilized to execute and settle certain stock incentive awards.
In April 2026, RGA’s board of directors declared a quarterly dividend of $0.93 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. On March 13, 2023, the Company entered into a syndicated revolving credit facility with a five-year term and an overall capacity of $850 million. As of March 31, 2026, the Company had no cash borrowings outstanding and no letters of credit issued under this facility. Under the terms of this facility, the Company is required to maintain a minimum consolidated net worth of $5.8 billion. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted RGA Inc.’s shareholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the Company’s various debt agreements. Additionally, the Company’s debt agreements contain cross-acceleration covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness.
As of March 31, 2026 and December 31, 2025, the Company had $6.2 billion and $5.8 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of March 31, 2026 and December 31, 2025, the average interest rate on long-term debt outstanding was 5.40% and 5.33%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company and the Company’s ability to raise additional funds.
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
On March 3, 2026, the Company issued 6.375% fixed-rate reset subordinated debentures due 2056 with a face amount of $400 million and used the net proceeds for general corporate purposes. Capitalized issuance costs are estimated to be $5 million.
On May 1, 2026, a notice of redemption was issued to the holders of all of the Company’s outstanding $400 million aggregate principal amount 5.75% Fixed-to-Floating Rate Subordinated Debentures due 2056 (the “2056 Debentures”) in accordance with the terms of the indenture governing the 2056 Debentures. The 2056 Debentures will be redeemed in full on June 15, 2026, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest thereon.
Based on the historic cash flows and the current financial results of the Company, management believes that RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next twelve months.
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At March 31, 2026, there were approximately $313 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company retrocedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S., Canada and the U.K. The Company believes that the capital required to support the business retroceded to its affiliates reflects more realistic expectations than the original jurisdiction in which the business was written, where capital requirements are often considered to be quite conservative. As of March 31, 2026, $1.2 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand includes drawing funds under a revolving credit facility, under which the Company had availability of $850 million as of March 31, 2026. The Company also had $302 million of funds available through collateralized borrowings from the FHLB as of March 31, 2026. In addition to these facilities, the Company’s subsidiaries, RGA Reinsurance Company (“RGA Re”) and RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), maintain a $200 million committed credit facility to provide contingent capital to RGA Re and RGA Americas. As of March 31, 2026, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. See Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements in the 2025 Annual Report. The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or the recoverability of future claims. The Company’s management believes that its cash and cash equivalents as well as its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.
Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital for the three months ended March 31, 2026 and 2025 are summarized as follows (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Sources:
Net cash provided by operating activities	$2,873	$1,429
Proceeds from long-term debt issuance, net	395	691
Treasury stock reissued	5	—
Change in deposit asset on reinsurance	43	50
Net deposits to investment-type policies and contracts	1,578	1,432
Effect of exchange rate changes on cash	—	24
Total sources	4,894	3,626

Uses:
Net cash used in investing activities	3,697	1,695
Dividends to shareholders	61	59
Principal payments of long-term debt	1	1
Purchases of treasury stock	94	38
Change in cash collateral for derivatives and repurchase/reverse repurchase agreements	199	8
Effect of exchange rate changes on cash	17	—
Total uses	4,069	1,801
Net change in cash and cash equivalents	$825	$1,825

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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2025 Annual Report, except for the following:
•The Company’s contractual obligations associated with long-term debt, including interest, increased at March 31, 2026, due to the Company’s issuance of $400 million in subordinated debentures on March 3, 2026. See Note 16 – “Financing Activities” for further information.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $5.4 billion and $4.5 billion at March 31, 2026 and December 31, 2025, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $68 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB was $1.3 billion at March 31, 2026 and December 31, 2025, which is included in interest-sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Portfolio Composition
The Company had total cash and invested assets of $142.0 billion and $134.6 billion as of March 31, 2026 and December 31, 2025, respectively, as illustrated below (dollars in millions):

	March 31, 2026	% of Total	December 31, 2025	% of Total
Fixed maturity securities available-for-sale - public	$94,438	66.4%	$88,993	66.2%
Fixed maturity securities available-for-sale - private	12,890	9.1	12,776	9.5
Equity securities	300	0.2	311	0.2
Mortgage loans	11,318	8.0	11,104	8.2
Policy loans	3,703	2.6	3,541	2.6
Funds withheld at interest	8,390	5.9	8,149	6.1
Limited partnerships and real estate joint ventures	4,093	2.9	3,747	2.8
Short-term investments	357	0.3	346	0.3
Other invested assets	1,525	1.1	1,514	1.1
Cash and cash equivalents	4,993	3.5	4,168	3.0
Total cash and invested assets	$142,007	100.0%	$134,649	100.0%
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

	Three months ended March 31,
	2026	2025	Increase / (Decrease)
Average invested assets at amortized cost	$49,549	$44,016	$5,533
Net investment income	$599	$502	$97
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	4.93%	4.64%	29 bps
VII (included in net investment income)	$26	$(6)	$32
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.85%	4.90%	(5) bps
Investment yield increased for the three months ended March 31, 2026, in comparison to the same period in the prior year, primarily due to increased variable income from limited partnerships and real estate joint ventures slightly offset by lower yield on cash and cash equivalents.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of March 31, 2026 and December 31, 2025.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. As of March 31, 2026 and December 31, 2025, approximately 94.3% of total fixed maturity securities were investment grade.
The Company owns floating rate securities that represented approximately 8.7% and 8.9% of total fixed maturity securities as of March 31, 2026 and December 31, 2025, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to enhance asset management strategies and match certain interest-sensitive contract liabilities.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 68.2% and 68.5% of total fixed maturity securities as of March 31, 2026 and December 31, 2025, respectively. See “Corporate Fixed Maturity Securities” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, the Company’s investments in Canadian government securities represented 4.7% and 5.1%, respectively, of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
As of March 31, 2026 and December 31, 2025, the Company’s investments in Japanese government securities represented 7.3% and 4.6%, respectively, of total fixed maturity securities. These assets are primarily long duration government bonds matching the liability profile of the Company’s Japanese business.
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

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of March 31, 2026 and December 31, 2025 was as follows (dollars in millions):

		March 31, 2026			December 31, 2025
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$75,437	$69,596	64.8%	$69,007	$64,571	63.4%
2	BBB	33,252	31,702	29.5	32,330	31,423	30.9
3	BB	4,436	4,371	4.1	4,815	4,823	4.8
4	B	1,334	1,269	1.2	714	632	0.6
5	CCC and lower	393	318	0.3	356	294	0.3
6	In or near default	124	72	0.1	42	26	—
	Total	$114,976	$107,328	100.0%	$107,264	$101,769	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026			December 31, 2025
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
ABS:
Collateralized loan obligations (“CLOs”)	$2,462	$2,449	21.9%	$2,486	$2,481	22.4%
ABS, excluding CLOs	4,974	4,832	43.3	4,992	4,888	44.0
Total ABS	7,436	7,281	65.2	7,478	7,369	66.4
CMBS	2,367	2,335	20.9	2,179	2,162	19.5
RMBS:
Agency	351	314	2.9	359	324	2.9
Non-agency	1,248	1,229	11.0	1,256	1,245	11.2
Total RMBS	1,599	1,543	13.9	1,615	1,569	14.1
Total	$11,402	$11,159	100.0%	$11,272	$11,100	100.0%
The Company’s ABS portfolio primarily consists of CLOs, aircraft and rated note feeders. The principal risks in holding ABS are structural, credit, capital market and interest rate risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements that include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
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
As of March 31, 2026 and December 31, 2025, the Company classified approximately 12.8% and 13.5%, respectively, of its fixed maturity securities in the Level 3 category. Refer to Note 12 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information. These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Lending and Repurchase/Reverse Repurchase Agreements” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities lending and repurchase/reverse repurchase agreements.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and U.K. based investments primarily in retail locations, light industrial properties, and commercial offices. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Mortgage loans in the Company’s portfolio range in size up to $57 million, with an average mortgage loan investment as of March 31, 2026, of $7 million.

As of March 31, 2026 and December 31, 2025, the Company’s recorded investments in mortgage loans, gross of unamortized deferred loan origination fees and expenses, discounts and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	March 31, 2026		December 31, 2025
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$4,167	36.3%	$4,119	36.6%
South	3,844	33.5	3,689	32.7
Midwest	1,758	15.3	1,677	14.9
Northeast	759	6.6	793	7.0
Subtotal – U.S.	10,528	91.7	10,278	91.2
Canada	736	6.4	758	6.7
United Kingdom	213	1.9	232	2.1
Total	$11,477	100.0%	$11,268	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the 2025 Annual Report and “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.
Allowance for Credit Losses and Impairments
The table below summarizes investment related gains (losses), net, related to allowances for credit losses and impairments for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three months ended March 31,
	2026	2025
Change in allowance for credit losses on fixed maturity securities	$(22)	$(6)
Impairments on fixed maturity securities	(1)	$—
Change in mortgage loan allowance for credit losses	2	4
Limited partnership and real estate joint ventures impairment losses	(22)	(5)
Other impairment losses	—	(1)
Total	$(43)	$(8)
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2025 Annual Report for additional information.
As of March 31, 2026 and December 31, 2025, the Company had $8.5 billion and $7.0 billion, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of March 31, 2026 and December 31, 2025.

Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld by the ceding company and are legally owned by the ceding company. The Company reflects these assets on its balance sheet as funds withheld at interest. Interest accrues on the total funds withheld at rates defined by the terms of the applicable reinsurance agreement. The Company is subject to the investment performance on such assets, although the Company does not directly control them because such assets are legally owned by the ceding company. To mitigate this risk, investment guidelines are commonly set in the reinsurance agreements which restrict the ceding company’s investment activity with respect to such assets. The Company monitors the ceding company’s compliance with these contractual restrictions. These assets are primarily fixed maturity investment securities and pose investment risks similar to the fixed maturity securities owned by the Company. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of March 31, 2026 and December 31, 2025. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets primarily include lifetime mortgages, derivative contracts, FHLB common stock and real estate held for investment. See “Other Invested Assets” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of March 31, 2026 and December 31, 2025.
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
See Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of March 31, 2026 and December 31, 2025.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of March 31, 2026, the Company had credit exposure of $16 million.
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
The Company holds $1,219 million and $1,197 million of beneficial interest in lifetime mortgages in the U.K., net of allowance for credit losses, as of March 31, 2026 and December 31, 2025, respectively. Investment income includes $16 million and $13 million in interest income earned on lifetime mortgages for the three months ended March 31, 2026 and 2025, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product. As of March 31, 2026, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2025, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2025, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.  Risk Factors
There have been no material changes from the risk factors previously disclosed in the 2025 Annual Report.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s repurchase activity of its common stock during the quarter ended March 31, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2026 – January 31, 2026	50,132	$196.91	—	$500,000,000
February 1, 2026 – February 28, 2026	241,879	$221.35	225,638	$450,000,136
March 1, 2026 – March 31, 2026	150,032	$205.01	—	$450,000,136
(1)The Company repurchased 225,638 shares of common stock under its share repurchase program in February 2026. The Company net settled – issuing 148,948, 68,162 and 270,503 shares from treasury and repurchasing from recipients 50,132, 16,241 and 150,032 shares in January, February and March 2026, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 29, 2026, the board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the three months ended March 31, 2026, the Company repurchased 225,638 shares of common stock under this program. As of March 31, 2026, the aggregate amount remaining under the Company’s share repurchase authorization was approximately $450 million.
Repurchases will be made in accordance with applicable securities laws, through market transactions, block trades, privately negotiated transactions or other means, or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements, and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice.
ITEM 5.  Other Information
During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

4.1
Twelfth Supplemental Indenture, dated March 3, 2026, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, regarding the Debentures, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 3, 2026

10.1
Form of Performance Contingent Share Agreement under RGA Flexible Stock Plan, as amended and restated effective May 21, 2025 (the “RGA Flexible Stock Plan”) for awards with a grant date beginning on or after March 19, 2026*

10.2	Form of Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan for awards with a grant date beginning on or after March 19, 2026*

10.3	Form of Restricted Stock Unit Agreement under RGA Flexible Stock Plan for awards with a grant date beginning on or after March 19, 2026*

31.1	Certification of Chief Executive Officer, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement

GLOSSARY OF SELECTED TERMS
Throughout this quarterly report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.
Entities

Term or Acronym	Definition
RGA Reinsurance	RGA Reinsurance Company
Rockwood Re	Rockwood Reinsurance Company
Castlewood Re	Castlewood Reinsurance Company
Chesterfield Re	Chesterfield Reinsurance Company
RGA Life and Annuity	RGA Life and Annuity Insurance Company
RGA Canada	RGA Life Reinsurance Company of Canada
RGA Barbados	RGA Reinsurance Company (Barbados) Ltd.
RGA Americas	RGA Americas Reinsurance Company, Ltd.
Manor Re	Manor Reinsurance, Ltd.
RGA Worldwide	RGA Worldwide Reinsurance Company, Ltd.
RGA Global	RGA Global Reinsurance Company, Ltd.
RGA Australia	RGA Reinsurance Company of Australia Limited
RGA International	RGA International Reinsurance Company dac
Aurora National	Aurora National Life Assurance Company
Omnilife	Omnilife Insurance Company, Limited
Papara	Papara Financing LLC
Certain Terms and Acronyms

Term or Acronym	Definition
A.M. Best	A.M. Best Company
ABS	Asset-backed securities
Actuary	A specialist in the mathematics of risk, especially as it relates to insurance calculations such as premiums, reserves, dividends, insurance rates and annuity rates.
Allowance	An amount paid by the reinsurer to the ceding company to help cover the ceding company's acquisition and other costs, especially commissions. Allowances are usually calculated as a large percentage (often 100%) of first-year premiums reinsured and smaller percentages of renewal premiums reinsured.
AOCI	Accumulated other comprehensive income (loss)
Asset-Intensive Reinsurance	A transaction (usually coinsurance or funds withheld and often involving reinsurance of annuities) where performance of the underlying assets, more so than any mortality risk, is a key element.
Assumed reinsurance	Insurance risk that a reinsurer accepts (assumes) from a ceding company.
ASU	Accounting Standards Update
ASU 2018-12	Financial Accounting Standards Board’s Accounting Standards Update No. 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts” and related amendments. Also referred to as LDTI.
Automatic Reinsurance	Reinsurance arrangement whereby the ceding company and reinsurer agree that all business of a certain description will be ceded to the reinsurer. Under this arrangement, the ceding company performs underwriting decision-making within agreed-upon parameters for all business reinsured.
Bermuda Insurance Act	Bermuda's Insurance Act 1978 which distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business.
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
CCPA	California Consumer Privacy Act of 2018
Capital-motivated reinsurance	Reinsurance, including financial reinsurance, whose primary purpose is to enhance the cedant's capital position.
Captive insurer	An insurance or reinsurance entity designed to provide insurance or reinsurance coverage for risks of the entity or entities by which it is owned or to which it is affiliated.
CECL	Accounting for current expected credit losses using the model based on expected losses rather than incurred losses.
Ceding company (also known as cedant)	An insurer that transfers, or cedes, risk to a reinsurer
CEO	RGA’s Chief Executive Officer
Cession	The insurance risk associated with a policy that is reinsured from an insurer to a reinsurer.
CFO	RGA’s Chief Financial Officer
CIO	RGA’s Chief Information Officer
CISO	RGA’s Global Chief Information Security and Privacy officer
CLOs	Collateralized loan obligations

CMBS	Commercial mortgage-backed securities, a part of our investment portfolio that consists of securities made up of commercial mortgages stated on our balance sheet at fair value.
Coinsurance (also known as original terms reinsurance)	A form of reinsurance under which the ceding company shares its premiums, death claims, surrender benefits, dividends and policy loans with the reinsurer, and the reinsurer pays expense allowances to reimburse the ceding company for a share of its expenses.
Coinsurance funds-withheld	A variant on coinsurance, in which the ceding company withholds assets equal to reserves and shares investment income on those assets with the reinsurer.
Counterparty	A party to a contract requiring or offering the exchange of risk.
Counterparty risk	The risk that a party to an agreement will be unable to fulfill its contractual obligations
CPI	Consumer price index
Critical illness (CI) insurance (also known as dread disease insurance)	Insurance that provides a guaranteed fixed sum upon diagnosis of a specified illness or condition such as cancer, heart disease, or permanent total disability. The coverage can be offered on a stand-alone basis or as an add-on to a life insurance policy.
CRO	RGA’s Chief Risk Officer
CVA	Credit valuation adjustment
DAC	Deferred policy acquisition costs: Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits.
“Directors Plan”	Flexible Stock Plan for Directors
EBITDA	Earnings before interest, taxes, depreciation and amortization
EBS	Economic balance sheet framework as part of the Bermuda Solvency Capital Requirement that forms the basis for an insurer's enhanced capital requirements.
ECR	Enhanced capital requirement in accordance with the provisions of the Bermuda Insurance Act.
EEA	European Economic Area
EMEA	Europe, Middle East and Africa geographic segment
Enterprise Risk Management (ERM)	An enterprise-wide framework used by a firm to assess all risks facing the organization, manage mitigation strategies, monitor ongoing risks and report to interested audiences.
ESG	Environmental, social and governance
EU	European Union
Expected mortality	Number of deaths predicted to occur in a defined group of people.
FABN	Funding Agreement Backed Notes
Face amount	Amount payable at the death of the insured or at the maturity of the policy.
Facultative reinsurance	A type of reinsurance in which the reinsurer underwrites an individual risk submitted by the ceding company for a risk that is unusual, large, highly substandard or not covered by an automatic reinsurance treaty. Such risks are typically submitted to multiple reinsurers for competitive offers.
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FHLB	Federal Home Loan Bank
FIA	Fixed indexed annuities
Financial reinsurance (also known as financially-motivated reinsurance)	A form of capital-motivated reinsurance that satisfies all regulatory requirements for risk transfer and is often designed to produce very predictable reinsurer profits as a percentage of the capital provided.
FSB	Financial Stability Board which consists of representatives of national financial authorities of the G20 nations.
FVO	Fair value option
GAAP	U.S. generally accepted accounting principles
GDPR	General Data Protection Regulation which establishes uniform data privacy laws across the European Union.
GICs	Guaranteed investment contracts
GILTI	Global intangible low-taxed income; a provision of U.S. Tax Reform that generally eliminates U.S. Federal income tax deferral on earnings of foreign subsidiaries.
GloBE	Model Global Anti-Base Erosion rules developed by the Organization for Economic Cooperation and Development
GMAB	Guaranteed minimum accumulation benefits; a feature of some variable annuities that the Company reinsures
GMDB	Guaranteed minimum death benefits; a feature of some variable annuities that the Company reinsures
GMIB	Guaranteed minimum income benefits; a feature of some variable annuities that the Company reinsures
GMWB	Guaranteed minimum withdrawal benefits; a feature of some variable annuities that the Company reinsures
Group life insurance	Insurance policy under which the lives of a group of people, most commonly employees of a single company, are insured in accordance with the terms of one master contract.
Guaranteed issue life insurance	Insurance products that are guaranteed upon application, regardless of past health conditions.
IAIG	Internationally Active Insurance Group
IAIS	International Association of Insurance Supervisors
IBNR	Incurred but not reported; a liability on claims that are based on historical reporting patterns, but have not yet been reported.
Individual life insurance	An insurance policy that insures the life of usually one and sometimes two or more related individuals, rather than a group of people.
In-force sum insured	A measure of insurance in effect at a specific date.

Initial public offering (IPO)	The first sale to the public of shares of common stock issued by a private company. IPOs often are issued by smaller companies seeking the capital to expand, but they also can be used by large mutual or privately owned companies seeking to become publicly traded.
International Financial Reporting Standards (IFRS)	Standards and interpretations adopted by the International Accounting Standards Board (IASB)
ISO	International Organization Standardization
LDTI	Financial Accounting Standards Board’s Accounting Standards Update No. 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts” and related amendments. Also referred to as ASU 2018-12.
Liquidity position	Combination of the Company’s cash equivalents and short-term investments
Longevity product	An insurance product that mitigates longevity risk by providing a stream of income for the duration of the policyholder's life.
Loss ratio	Claims and other policy benefits and Future policy benefits remeasurement (gains) losses as a percentage of net premiums
Market risk benefits (MRB)	Contracts or contract features that provide protection to the policyholder from capital market risk and expose the Company to other-than-nominal capital market risk and are measured at fair value
MDCI	Missouri Department of Commerce and Insurance
MMS	Minimum margin of solvency required to be maintained by the Company's Bermuda subsidiaries.
Modified coinsurance	A variant on coinsurance in which the ceding company retains all the reserves, as well as assets backing reserves, and pays the reinsurer interest on the reinsurer's share of the reserves.
Moody’s	Moody’s Investors Service
Morbidity	A measure of the incidence of sickness or disease within a specific population group.
Mortality experience	Actual number of deaths occurring in a defined group of people.
Mortality risk reinsurance	Reinsurance that focuses primarily on transfer of mortality risk through coinsurance of term products or YRT.
NAIC	National Association of Insurance Commissioners
NAIC SAP	NAIC statutory accounting practices
NAV	Net asset value
Net Premium Ratio (NPR)	The NPR equals the present value of benefits divided by the present value of gross premiums
NIFO	Net investments in foreign operations
NIST	National Institute of Standards and Technology
NOL	Net operating loss
Non-traditional reinsurance	Usually synonymous with capital-motivated reinsurance, but includes any reinsurance of non-biometrical risks
Novation	The act of replacing one participating member of a contract with another, with all rights, duties and terms being transferred to the new party upon consent of all parties affected.
NYSE	New York Stock Exchange: the exchange where RGA is traded under the symbol "RGA"
OAS	Option-adjusted spread
OCI	Other comprehensive income (loss)
OTC	Derivatives that are privately negotiated contracts, which are known as over-the-counter derivatives
OTC Cleared	OTC derivatives that are cleared and settled through central clearing counterparties.
PBR	Principles-based reserves
PCAOB	Public Company Accounting Oversight Board (United States)
Pension Plans	The Company's sponsored or administrated qualified and non-qualified defined benefit pension plans
Portfolio	The totality of risks assumed by an insurer or reinsurer.
Preferred risk coverage	Coverage designed for applicants who represent a better-than-average risk to an insurer.
Premium	Amount paid to insure a risk.
Primary insurance (also known as direct insurance)	Insurance business relating to contracts directly between insurers and policyholders. The insurance company is directly responsible to the policyholder.
Production	New business produced during a specified period.
PRT	Pension risk transfer
PSU	Performance Share Units
Quota share (also known as 'first dollar' quota share)	A reinsurance arrangement in which the reinsurer receives a certain percentage of each risk reinsured.
RBC	Risk based capital, which are guidelines promulgated by the NAIC and identify minimum capital requirements based upon business levels and asset mix.
Recapture	The right of the ceding company to cancel reinsurance under certain conditions.
Regulation XXX/Regulation A-XXX	U.S. Valuation of Life Policies Model Regulation implemented beginning in 2002 for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products.
Reinsurance	The transfer of insurance risk from one reinsurer, referred to as the ceding company, to a reinsurer, in conjunction with the payment of a reinsurance premium. Through reinsurance, a reinsurer 'insures' an insurer.
Reserves	The amount required to be carried as a liability in the financial statement of an insurer or reinsurer to provide for future commitments under outstanding policies and contracts.

Retakaful	A form of reinsurance that is acceptable within Islamic law. See Takaful.
Retention limit	The maximum amount of risk a company will insure on one life.
Retrocession	A transfer of reinsurance risk from a reinsurer to another reinsurer, referred to as the retrocessionaire, in conjunction with the payment of a retrocession premium. Through retrocession, a retrocessionaire reinsures a reinsurer.
Retrocessionaire	A reinsurer that reinsures another reinsurer; see Retrocession.
RMBS	Residential mortgage-backed securities, a part of our investment portfolio that consists of securities made up of residential mortgages. Stated on our balance sheet at fair value.
RMSC	The Company's Risk Management Steering Committee
RSUs	Restricted Stock Units
S&P	Standard & Poor's
SARs	Stock Appreciation Rights
SEC	Securities and Exchange Commission
Securitization	The structuring of financial assets as collateral against which securities can be issued to investors.
Simplified issue life insurance	Insurance products with limited face amounts that require no or minimal underwriting.
SOFR	Secured Overnight Financing Rate
SPLRC	Special Purpose Life Reinsurance Captives
Statutory capital	The excess of statutory assets over statutory reserves, both of which are calculated in accordance with standards established by insurance regulators.
“Stock Plans”	The RGA flexible stock plan and the Flexible Stock Plan for Directors, collectively
Takaful	A form of insurance that is acceptable within Islamic law, and that is devised upon the principles of mutual advantage and group security.
TDR	Troubled Debt Restructuring
Tele-underwriting	A telephone interview process, during which an applicant's qualifications to be insured are assessed.
The “County”	The County of St. Louis, Missouri
The “Plan”	RGA Flexible Stock Plan
The Board	RGA's board of directors
The Companies Act	The Bermuda's Companies Act of 1981
The Company	Reinsurance Group of America, Incorporated and its subsidiaries, all of which are wholly owned, collectively
Treaty (also known as a contract)	A reinsurance agreement between a reinsurer and a ceding company. The three most common types of reinsurance treaties are YRT (yearly renewable term), coinsurance and modified coinsurance. The three most common methods of accepting reinsurance are automatic, facultative and facultative-obligatory.
TVaR	Tail Value-at-Risk used for calculated capital requirement for Bermuda subsidiaries.
U.S. Tax Reform	The U.S. Tax Cuts and Jobs Act of 2017
UAE	United Arab Emirates
U.K.	United Kingdom
UL	Universal life insurance
Underwriting	The process that assesses the risk inherent in an application for insurance prior to acceptance of the policy.
Valuation	The periodic calculation of reserves, the funds that insurance companies are required to hold in order satisfy all future insurance obligations.
Variable life insurance	A form of whole life insurance under which the death benefit and the cash value of the policy fluctuate according to the performance of an investment fund. Most variable life insurance policies guarantee that the death benefit will not fall below a specified minimum.
VII	Variable investment income
VOCRA	Value of customer relationships acquired which represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business.
VODA	Value of distribution agreements which represents the present value of future profits associated with the expected future business derived from distribution agreements.
Webcasts	Presentation of information broadcast over the Internet.
Yearly Renewable Term (YRT)	A type of reinsurance which covers only mortality risk, with each year's premium based on the current amount of risk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: May 8, 2026	By:	/s/ Tony Cheng
Tony Cheng
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2026	By:	/s/ Axel André
Axel André
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)