Form 10-Q
period 2026-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2026-08-07
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
 OR
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
As of July 28, 2026, 65,301,665 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $116,308 and $107,264; allowance for credit losses of $246 and $210)	$109,270	$101,769
Equity securities, at fair value	302	311
Mortgage loans (net of allowance for credit losses of $127 and $117)	11,927	11,104
Policy loans	3,635	3,541
Funds withheld at interest	8,140	8,149
Limited partnerships and real estate joint ventures	4,109	3,747
Short-term investments	378	346
Other invested assets	1,585	1,514
Total investments	139,346	130,481
Cash and cash equivalents	5,288	4,168
Accrued investment income	1,389	1,296
Premiums receivable and other reinsurance balances	4,735	4,475
Reinsurance ceded receivables and other	6,700	7,175
Deferred policy acquisition costs and other	6,383	6,079
Other assets	3,274	2,916
Total assets	$167,115	$156,590
Liabilities and equity
Future policy benefits	$73,032	$66,425
Interest-sensitive contract liabilities	56,085	52,095
Market risk benefits, at fair value	232	234
Other policy claims and benefits	3,018	3,011
Other reinsurance balances	1,645	1,888
Income taxes	3,207	2,998
Funds withheld payable	6,394	6,805
Other liabilities	4,009	3,873
Long-term debt	5,709	5,710
Total liabilities	153,331	143,039
Commitments and contingent liabilities (See Note 14)
Equity
Preferred stock (par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at June 30, 2026 and December 31, 2025)	1	1
Additional paid-in-capital	2,678	2,640
Retained earnings	10,774	10,151
Treasury stock, at cost (20,018,604 and 19,846,934 shares at June 30, 2026 and December 31, 2025)	(2,107)	(2,013)
Accumulated other comprehensive income	2,348	2,682
Total RGA, Inc. shareholders’ equity	13,694	13,461
Noncontrolling interest	90	90
Total equity	13,784	13,551
Total liabilities and equity	$167,115	$156,590
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues
Net premiums	$4,472	$4,151	$9,067	$8,170
Net investment income	1,864	1,408	3,565	2,640
Investment related losses, net	(76)	(44)	(246)	(123)
Other revenues	377	84	745	172
Total revenues	6,637	5,599	13,131	10,859
Benefits and expenses
Claims and other policy benefits	4,478	4,045	9,099	7,867
Future policy benefits remeasurement (gains) losses	6	68	(1)	12
Market risk benefits remeasurement (gains) losses	(26)	(17)	(4)	12
Interest credited	617	314	1,097	613
Policy acquisition costs and other insurance expenses	508	433	1,020	850
Other operating expenses	348	325	674	625
Interest expense	101	90	200	170
Total benefits and expenses	6,032	5,258	12,085	10,149
Income before income taxes	605	341	1,046	710
Provision for income taxes	141	160	251	241
Net income	464	181	795	469
Net income attributable to noncontrolling interest	2	1	3	3
Net income available to RGA, Inc. shareholders	$462	$180	$792	$466

Earnings per share
Basic earnings per share	$7.07	$2.72	$12.11	$7.05
Diluted earnings per share	$7.01	$2.70	$11.99	$6.97
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Comprehensive income (loss)
Net income	$464	$181	$795	$469
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	18	138	(2)	149
Net unrealized investment gains (losses)	369	(454)	(1,290)	(371)
Effect of updating discount rates on future policy benefits	(352)	831	956	1,121
Change in instrument-specific credit risk for market risk benefits	(4)	(3)	(2)	1
Defined benefit pension and postretirement plan adjustments	3	2	4	3
Total other comprehensive income (loss), net of income taxes	34	514	(334)	903
Total comprehensive income	498	695	461	1,372
Comprehensive income attributable to noncontrolling interest	2	1	3	3
Total comprehensive income attributable to RGA, Inc.	$496	$694	$458	$1,369
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)
(Unaudited)

	Three months ended June 30, 2026 and 2025
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, March 31, 2026	$1	$2,661	$10,375	$(2,057)	$2,314	$13,294	$90	$13,384
Change in equity of noncontrolling interest							(2)	(2)
Net income			462			462	2	464
Other comprehensive income (loss), net of income taxes					34	34		34
Dividends to shareholders, $0.93 per share			(61)			(61)		(61)
Share repurchase program				(50)		(50)		(50)
Equity based plans, net of shares withheld for taxes		17	(2)	—		15		15
Balance, June 30, 2026	$1	$2,678	$10,774	$(2,107)	$2,348	$13,694	$90	$13,784

Balance, March 31, 2025	$1	$2,608	$9,443	$(1,888)	$1,238	$11,402	$90	$11,492
Change in equity of noncontrolling interest							(1)	(1)
Net income			180			180	1	181
Other comprehensive income (loss), net of income taxes					514	514		514
Dividends to shareholders, $0.89 per share			(59)			(59)		(59)
Share repurchase program				—		—		—
Equity based plans, net of shares withheld for taxes		16	(1)	1		16		16
Balance, June 30, 2025	$1	$2,624	$9,563	$(1,887)	$1,752	$12,053	$90	$12,143

	Six months ended June 30, 2026 and 2025
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2025	$1	$2,640	$10,151	$(2,013)	$2,682	$13,461	$90	$13,551
Change in equity of noncontrolling interest							(3)	(3)
Net income			792			792	3	795
Other comprehensive income (loss), net of income taxes					(334)	(334)		(334)
Dividends to shareholders, $1.86 per share			(122)			(122)		(122)
Share repurchase program				(100)		(100)		(100)
Equity based plans, net of shares withheld for taxes		38	(47)	6		(3)		(3)
Balance, June 30, 2026	$1	$2,678	$10,774	$(2,107)	$2,348	$13,694	$90	$13,784

Balance, December 31, 2024	$1	$2,600	$9,255	$(1,889)	$849	$10,816	$90	$10,906
Change in equity of noncontrolling interest							(3)	(3)
Net income			466			466	3	469
Other comprehensive income (loss), net of income taxes					903	903		903
Dividends to shareholders, $1.78 per share			(118)			(118)		(118)
Share repurchase program				—		—		—
Equity based plans, net of shares withheld for taxes		24	(40)	2		(14)		(14)
Balance, June 30, 2025	$1	$2,624	$9,563	$(1,887)	$1,752	$12,053	$90	$12,143

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six months ended June 30,
	2026	2025

Net cash provided by operating activities	$3,357	$2,249
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	16,937	11,104
Purchases of fixed maturity securities available-for-sale	(22,438)	(13,320)
Maturities of fixed maturity securities available-for-sale	614	621
Sales of equity securities	16	4
Principal payments on mortgage loans	641	349
Cash invested in mortgage loans	(1,504)	(1,511)
Net deposits in funds withheld at interest	262	215
Sales of limited partnerships and real estate joint ventures	396	271
Purchases of limited partnerships and real estate joint ventures	(612)	(475)
Sales of short-term investments	321	511
Purchases of short-term investments	(585)	(969)
Maturities of short-term investments	288	346
Change in other invested assets	(47)	(27)
Other, net	68	9
Net cash used in investing activities	(5,643)	(2,872)
Cash flows from financing activities
Dividends to shareholders	(122)	(118)
Proceeds from long-term debt issuance, net	395	691
Principal payments of long-term debt	(402)	(2)
Purchases of treasury stock	(146)	(38)
Treasury stock reissued	5	—
Change in cash collateral for derivatives and repurchase/reverse repurchase agreements	(158)	130
Change in deposit asset on reinsurance	95	105
Deposits on investment-type policies and contracts	6,855	3,929
Withdrawals on investment-type policies and contracts	(3,083)	(2,090)
Net cash provided by financing activities	3,439	2,607
Effect of exchange rate changes on cash	(33)	106
Change in cash and cash equivalents	1,120	2,090
Cash and cash equivalents, beginning of period	4,168	3,326
Cash and cash equivalents, end of period	$5,288	$5,416
Supplemental disclosures of cash flow information
Interest paid	$139	$115
Income taxes paid, net of refunds	$117	$107
Non-cash investing activities
Transfer of invested assets	$5,187	$4,707
Right-of-use assets acquired through operating leases	$—	$8
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 BUSINESS AND BASIS OF PRESENTATION
Business
Reinsurance Group of America, Incorporated (“RGA” and, collectively with its subsidiaries, the “Company”) is an insurance holding company that was formed on December 31, 1992. The Company is engaged in providing traditional reinsurance, which includes individual and group life and health, disability and critical illness reinsurance. The Company also provides financial solutions, which includes longevity reinsurance, asset-intensive products (primarily annuities), financial reinsurance, capital solutions, pension risk transfer and stable value products.
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
NOTE 2 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Earnings:
Net income (numerator for basic and diluted calculations)	$464	$181	$795	$469
Less: Net income attributable to noncontrolling interest	2	1	3	3
Net income available to RGA, Inc. shareholders	$462	$180	$792	$466
Shares:
Weighted average outstanding shares (denominator for basic calculation)	65	66	65	66
Equivalent shares from outstanding stock awards	1	1	1	1
Diluted shares (denominator for diluted calculation)	66	67	66	67
Earnings per share:
Basic	$7.07	$2.72	$12.11	$7.05
Diluted	$7.01	$2.70	$11.99	$6.97
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

NOTE 3 EQUITY
Common stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods presented:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2025	85,310,598	19,846,934	65,463,664
Common stock acquired	—	459,391	(459,391)
Equity based plans	—	(287,721)	287,721
Balance, June 30, 2026	85,310,598	20,018,604	65,291,994

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2024	85,310,598	19,438,336	65,872,262
Common stock acquired	—	—	—
Equity based plans	—	(219,265)	219,265
Balance, June 30, 2025	85,310,598	19,219,071	66,091,527
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
On January 29, 2026, the board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the six months ended June 30, 2026, the Company repurchased 459,391 shares of common stock under this program. As of June 30, 2026, the aggregate amount remaining under the Company’s share repurchase authorization was approximately $400 million.
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
Noncontrolling Interest
In 2022, Papara Financing LLC (“Papara”), a subsidiary of RGA Reinsurance Company, issued nonconvertible preferred interests to an unaffiliated third party. The membership interests in Papara consist of common interests, which are held by RGA Reinsurance Company, and preferred interests. The preferred interests total $90 million. The preferred interests are included in noncontrolling interest, and net income attributable to noncontrolling interest was $3 million for the six months ended June 30, 2026.
Accumulated Other Comprehensive Income (Loss)
The following tables present the balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2026 and 2025 (dollars in millions):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2025	$121	$(4,807)	$(6)	$7,372	$2	$2,682
Other comprehensive income (loss) before reclassifications	(7)	(1,883)	—	1,210	(2)	(682)
Amounts reclassified to (from) AOCI	—	255	5	—	—	260
Deferred income tax benefit (expense)	5	338	(1)	(254)	—	88
Balance, June 30, 2026	$119	$(6,097)	$(2)	$8,328	$—	$2,348

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2024	$(19)	$(4,526)	$(20)	$5,412	$2	$849
Other comprehensive income (loss) before reclassifications	131	(654)	4	1,445	1	927
Amounts reclassified to (from) AOCI	—	167	(1)	—	—	166
Deferred income tax benefit (expense)	18	116	—	(324)	—	(190)
Balance, June 30, 2025	$130	$(4,897)	$(17)	$6,533	$3	$1,752
(1)Includes cash flow hedges of $(931) million and $(748) million as of June 30, 2026 and December 31, 2025, respectively, and $(473) million and $(495) million as of June 30, 2025 and December 31, 2024, respectively. See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,		Affected Line Item in Statements of Income
Details about AOCI Components	2026	2025	2026	2025
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(98)	$(75)	$(224)	$(135)	Investment related gains (losses), net
Cash flow hedges – Interest rate	2	1	3	2	(1)
Cash flow hedges – Foreign currency	(16)	(17)	(34)	(34)	(1)
Total	(112)	(91)	(255)	(167)
Provision for income taxes	24	21	63	34
Net unrealized gains (losses), net of tax	$(88)	$(70)	$(192)	$(133)
Amortization of defined benefit plan items:
Prior service cost (credit)	$1	$1	$1	$1
Actuarial gains (losses)	(4)	—	(6)	—
Total	(3)	1	(5)	1
Provision for income taxes	1	—	1	—
Amortization of defined benefit plans, net of tax	$(2)	$1	$(4)	$1

Total reclassifications for the period	$(90)	$(69)	$(196)	$(132)
(1)See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.
Long-Term Incentive Compensation
Equity compensation expense was $41 million and $25 million for the six months ended June 30, 2026 and 2025, respectively. In the first quarter of 2026, the Company granted 132,831 stock appreciation rights at $200.50 weighted average exercise price per share, 137,999 performance shares and 93,299 restricted stock units to employees. As of June 30, 2026, 1,127,528 share awards at a weighted average strike price per share of $132.12 were vested and exercisable with a remaining weighted average exercise period of 4.4 years. As of June 30, 2026, the total compensation cost of non-vested awards not yet recognized in the financial statements was $75 million. It is estimated that these costs will vest over a weighted average period of 1.0 years.
NOTE 4 FUTURE POLICY BENEFITS
It is the Company’s policy to complete its annual assumptions review during the third quarter of each year. However, each period, the Company reviews actual and anticipated experience compared to the assumptions used to compute the liability for future policy benefits and will update those assumptions in the period that indicates an assumption update is necessary.
Traditional Business
The following tables present the balances of and changes in the Company’s liability for future policy benefits for long-duration reinsurance contracts for its Traditional business, which primarily consists of individual life, group life and critical illness reinsurance, for the six months ended June 30, 2026 and 2025 (dollars in millions). During the first quarter, the Company reclassified amounts previously presented in the “Derecognition” line related to recaptures and treaty amendments that resulted in the termination of an existing treaty and the reissuance under a new treaty to the “Effects of actual variances from expected experience” line in the rollforwards below. Prior periods have been recast to conform with the current presentation. This change in presentation did not affect the consolidated balance sheet, income statement or cash flows previously reported.

For the six months ended June 30, 2026:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$79,828	$23,247	$18,353	$50,206
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(2,239)	18	489	34
Adjusted balance, beginning of year	77,589	23,265	18,842	50,240
Issuances (1)	2,533	250	1,584	3,414
Interest accrual (2)	1,791	402	340	732
Net premiums collected (3)	(2,750)	(516)	(1,022)	(1,259)
Foreign currency translation	—	(771)	(280)	(688)
Ending balance at original discount rate	79,163	22,630	19,464	52,439
Effect of changes in discount rate assumptions	(8,845)	(4,490)	(3,046)	(13,093)
Balance, end of period	$70,318	$18,140	$16,418	$39,346

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$94,710	$26,896	$20,363	$55,572
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(2,264)	14	478	39
Adjusted balance, beginning of year	92,446	26,910	20,841	55,611
Issuances (1)	2,533	250	1,592	3,400
Interest accrual (2)	2,152	513	368	827
Benefit payments (4)	(2,807)	(548)	(969)	(1,075)
Foreign currency translation	—	(892)	(321)	(718)
Ending balance at original discount rate	94,324	26,233	21,511	58,045
Effect of changes in discount rate assumptions	(11,127)	(3,991)	(3,640)	(15,618)
Balance, end of period	$83,197	$22,242	$17,871	$42,427

Liability for future policy benefits	$12,879	$4,102	$1,453	$3,081
Less: reinsurance recoverable	(840)	(244)	(13)	(69)
Net liability for future policy benefits	$12,039	$3,858	$1,440	$3,012

Weighted average duration of the liability (in years)	11	14	8	15
Weighted average interest accretion rate	4.6%	3.7%	3.6%	2.9%
Weighted average current discount rate	5.7%	5.0%	5.8%	4.9%
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new insurance contracts that became effective during the current period and new policies assumed on existing contracts during the period.
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

For the six months ended June 30, 2025:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$77,881	$20,928	$15,911	$44,801
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(487)	67	375	(174)
Adjusted balance, beginning of year	77,394	20,995	16,286	44,627
Issuances (1)	4,467	236	692	2,585
Interest accrual (2)	1,778	364	290	625
Net premiums collected (3)	(4,464)	(482)	(927)	(1,212)
Foreign currency translation	2	1,201	1,544	2,478
Ending balance at original discount rate	79,177	22,314	17,885	49,103
Effect of changes in discount rate assumptions	(8,281)	(4,617)	(2,979)	(13,052)
Balance, end of period	$70,896	$17,697	$14,906	$36,051

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$90,711	$24,309	$17,365	$49,712
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(419)	72	371	(198)
Adjusted balance, beginning of year	90,292	24,381	17,736	49,514
Issuances (1)	4,467	236	692	2,585
Interest accrual (2)	2,131	470	312	714
Benefit payments (4)	(2,942)	(564)	(845)	(1,053)
Foreign currency translation	5	1,397	1,698	2,588
Ending balance at original discount rate	93,953	25,920	19,593	54,348
Effect of changes in discount rate assumptions	(10,645)	(3,996)	(3,396)	(15,482)
Balance, end of period	$83,308	$21,924	$16,197	$38,866

Liability for future policy benefits	$12,412	$4,227	$1,291	$2,815
Less: reinsurance recoverable	(788)	(261)	(17)	(78)
Net liability for future policy benefits	$11,624	$3,966	$1,274	$2,737

Weighted average duration of the liability (in years)	11	14	8	15
Weighted average interest accretion rate	4.7%	3.6%	3.4%	2.7%
Weighted average current discount rate	5.6%	4.9%	5.6%	4.6%
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new insurance contracts that became effective during the current period and new policies assumed on existing contracts during the period.
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

The following tables summarize the Company’s Traditional business actual-to-expected variances, including the effects of treaty recaptures, and the effects of changes in cash flow and discount rate assumptions for the six months ended June 30, 2026 and 2025:

For the six months ended June 30, 2026:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$15.2 billion	None	$(25) million	$(85) million
Canada – Traditional	$3.6 billion	None	$(4) million	$5 million
Europe, Middle East and Africa – Traditional	$2.0 billion	None	$(11) million	$(29) million
Asia Pacific – Traditional	$5.6 billion	None	$5 million	$(38) million

For the six months ended June 30, 2025:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$14.8 billion	None	$68 million	$(72) million
Canada – Traditional	$3.6 billion	None	$5 million	$(98) million
Europe, Middle East and Africa – Traditional	$1.7 billion	None	$(4) million	$(83) million
Asia Pacific – Traditional	$5.2 billion	None	$(24) million	$(122) million
Financial Solutions Business
The following tables present the balances of and changes in the Company’s liability for future policy benefits, including the deferred profit liability related to the longevity business, for its Financial Solutions business, which primarily consists of longevity reinsurance, asset-intensive products (primarily annuities), financial reinsurance and pension risk transfer transactions, for the six months ended June 30, 2026 and 2025 (dollars in millions). During the first quarter, the Company reclassified amounts previously presented in the “Derecognition” line related to recaptures and treaty amendments that resulted in the termination of an existing treaty and the reissuance under a new treaty to the “Effects of actual variances from expected experience” line in the rollforwards below. Prior periods have been recast to conform with the current presentation. This change in presentation did not affect the consolidated balance sheet, income statement or cash flows previously reported.

For the six months ended June 30, 2026:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$2,627	$3,518	$87,259	$2,106
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(17)	(11)	174	76
Adjusted balance, beginning of year	2,610	3,507	87,433	2,182
Issuances (1)	528	—	7,746	6,878
Interest accrual (2)	53	62	1,749	12
Net premiums collected (3)	(647)	(178)	(3,844)	(7,426)
Foreign currency translation	—	(113)	(1,597)	(60)
Ending balance at original discount rate	2,544	3,278	91,487	1,586
Effect of changes in discount rate assumptions	(212)	(188)	(10,764)	(878)
Balance, end of period	$2,332	$3,090	$80,723	$708

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$13,388	$8,160	$98,153	$16,870
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(14)	(11)	164	115
Adjusted balance, beginning of year	13,374	8,149	98,317	16,985
Issuances (1)	534	—	7,746	6,878
Interest accrual (2)	320	175	1,956	286
Benefit payments (4)	(660)	(251)	(3,950)	(540)
Foreign currency translation	—	(268)	(1,817)	(682)
Ending balance at original discount rate	13,568	7,805	102,252	22,927
Effect of changes in discount rate assumptions	(540)	(161)	(11,794)	(5,318)
Balance, end of period	$13,028	$7,644	$90,458	$17,609

Cumulative amount of fair value hedging adjustments	$(10)	$—	$—	$—

Liability for future policy benefits	$10,686	$4,554	$9,735	$16,901
Less: reinsurance recoverable	(2,940)	—	—	—
Net liability for future policy benefits	$7,746	$4,554	$9,735	$16,901

Weighted average duration of the liability (in years)	9	12	9	12
Weighted average interest accretion rate	4.5%	4.1%	4.0%	2.1%
Weighted average current discount rate	5.5%	4.9%	5.6%	5.3%
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new insurance contracts that became effective during the current period and new policies assumed on existing contracts during the period.
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

For the six months ended June 30, 2025:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,346	$3,614	$71,360	$2,758
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(25)	7	(317)	(17)
Adjusted balance, beginning of year	1,321	3,621	71,043	2,741
Issuances (1)	2,118	—	7,619	2,452
Interest accrual (2)	20	66	1,325	23
Net premiums collected (3)	(2,185)	(185)	(4,388)	(2,978)
Foreign currency translation	—	202	7,556	247
Ending balance at original discount rate	1,274	3,704	83,155	2,485
Effect of changes in discount rate assumptions	(220)	(209)	(9,264)	(511)
Balance, end of period	$1,054	$3,495	$73,891	$1,974

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$9,489	$7,934	$78,290	$14,626
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(28)	7	(323)	(22)
Adjusted balance, beginning of year	9,461	7,941	77,967	14,604
Issuances (1)	2,133	—	7,619	2,462
Interest accrual (2)	265	174	1,463	160
Benefit payments (4)	(526)	(235)	(3,077)	(324)
Foreign currency translation	—	452	8,267	1,337
Ending balance at original discount rate	11,333	8,332	92,239	18,239
Effect of changes in discount rate assumptions	(517)	(139)	(10,210)	(3,092)
Balance, end of period	$10,816	$8,193	$82,029	$15,147

Cumulative amount of fair value hedging adjustments	$7	$—	$—	$—

Liability for future policy benefits	$9,769	$4,698	$8,138	$13,173
Less: reinsurance recoverable	(1,354)	—	—	—
Net liability for future policy benefits	$8,415	$4,698	$8,138	$13,173

Weighted average duration of the liability (in years)	9	12	10	14
Weighted average interest accretion rate	4.1%	4.0%	3.5%	1.9%
Weighted average current discount rate	5.4%	4.8%	5.2%	3.7%
(1)Issuances: The present value, using the original discount rate, of the expected net premiums or the expected future policy benefits related to new insurance contracts that became effective during the current period and new policies assumed on existing contracts during the period.
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

The following tables summarize the Company’s Financial Solutions business actual-to-expected variances, including the effects of model updates and treaty recaptures, and the effects of changes in cash flow and discount rate assumptions for the six months ended June 30, 2026 and 2025:

For the six months ended June 30, 2026:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$11.0 billion	None	$3 million	$(130) million
Canada – Financial Solutions	$4.5 billion	None	None	$55 million
Europe, Middle East and Africa – Financial Solutions	$10.8 billion	None	$(10) million	$(139) million
Asia Pacific – Financial Solutions	$21.3 billion	None	$39 million	$(902) million

For the six months ended June 30, 2025:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$10.1 billion	None	$(3) million	$100 million
Canada – Financial Solutions	$4.6 billion	None	None	$(122) million
Europe, Middle East and Africa – Financial Solutions	$9.1 billion	None	$(6) million	$(51) million
Asia Pacific – Financial Solutions	$15.8 billion	None	$(5) million	$(995) million
Reconciliation and Other Disclosures
The following table presents the reconciliation of the rollforward of the liability for future policy benefits to the condensed consolidated balance sheets as of June 30, 2026 and 2025 (dollars in millions):

	June 30,
	2026	2025
Liability for future policy benefits included in the rollforwards:
Traditional:
U.S. and Latin America	$12,879	$12,412
Canada	4,102	4,227
Europe, Middle East and Africa	1,453	1,291
Asia Pacific	3,081	2,815
Financial Solutions:
U.S. and Latin America	10,686	9,769
Canada	4,554	4,698
Europe, Middle East and Africa	9,735	8,138
Asia Pacific	16,901	13,173
Other long-duration contracts	252	145
Claims liability and incurred but not reported claims	6,409	5,913
Additional liability	583	125
Unearned revenue liability	778	825
Cost of reinsurance liability	1,619	—
Total liability for future policy benefits	$73,032	$63,531

The following table presents the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for the liability for future policy benefits included in the rollforwards as of June 30, 2026 and 2025 (dollars in millions):

	June 30,
	2026		2025
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future gross premiums
Traditional:
U.S. and Latin America	$192,638	$85,097	$184,475	$84,387
Canada	57,093	22,462	55,343	21,992
Europe, Middle East and Africa	33,287	18,137	30,549	16,626
Asia Pacific	130,491	49,957	113,413	45,709
Financial Solutions:
U.S. and Latin America	5,138	3,197	2,601	1,645
Canada	5,121	3,410	5,918	3,864
Europe, Middle East and Africa	167,946	81,984	148,624	75,159
Asia Pacific	5,682	3,528	5,507	3,778

Expected future benefit payments
Traditional:
U.S. and Latin America	$198,516	$83,197	$196,697	$83,308
Canada	57,843	22,242	56,871	21,924
Europe, Middle East and Africa	33,958	17,871	30,625	16,197
Asia Pacific	124,436	42,427	109,518	38,866
Financial Solutions:
U.S. and Latin America	25,853	13,028	22,386	10,816
Canada	16,789	7,644	18,137	8,193
Europe, Middle East and Africa	182,279	90,458	160,718	82,029
Asia Pacific	42,941	17,609	30,889	15,147
The following table presents the amount of gross premiums and interest expense recognized in the condensed consolidated statements of income for the liability for future policy benefits included in the rollforwards for the six months ended June 30, 2026 and 2025 (dollars in millions):

	Gross Premiums		Interest Expense
	June 30,		June 30,
	2026	2025	2026	2025
Traditional:
U.S. and Latin America	$3,188	$3,245	$361	$353
Canada	577	552	111	106
Europe, Middle East and Africa	929	892	28	22
Asia Pacific	1,611	1,516	95	89
Financial Solutions:
U.S. and Latin America	265	96	267	245
Canada	89	97	113	108
Europe, Middle East and Africa	695	569	207	138
Asia Pacific	295	229	274	137
Total	$7,649	$7,196	$1,456	$1,198
During the six months ended June 30, 2026 and 2025, no material charges were incurred resulting from net premiums exceeding gross premiums.

NOTE 5 POLICYHOLDER ACCOUNT BALANCES
Policyholder Account Balances
The following tables present the balances of and changes in the Company’s liability for its policyholder account balances, reflected in interest-sensitive contract liabilities, for the six months ended June 30, 2026 and 2025 (dollars in millions):

For the six months ended June 30, 2026:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$3,318	$26,186	$7,804
Deposits	533	1,406	3,025
Policy charges	(168)	(398)	(17)
Surrenders and withdrawals	(55)	(946)	(375)
Benefit payments	(114)	(344)	(289)
Interest credited	86	536	198
Foreign currency translation	—	—	17
Balance, end of period	$3,600	$26,440	$10,363
Less: reinsurance recoverable	—	(2,520)	—
Balance, end of period, after reinsurance	$3,600	$23,920	$10,363

Weighted average crediting rate	3.2%	3.6%	4.6%
Net amount at risk (1)	$26,394	$129,490	$—
Cash surrender value	$3,593	$26,151	$9,709

For the six months ended June 30, 2025:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$3,273	$16,432	$4,285
Deposits	226	1,303	756
Policy charges	(170)	(40)	(7)
Surrenders and withdrawals	(52)	(831)	(107)
Benefit payments	(72)	(249)	(129)
Interest credited	80	293	92
Foreign currency translation	—	—	36
Balance, end of period	$3,285	$16,908	$4,926
Less: reinsurance recoverable	—	(2,692)	—
Balance, end of period, after reinsurance	$3,285	$14,216	$4,926

Weighted average crediting rate	3.1%	3.7%	4.0%
Net amount at risk (1)	$25,691	$6,330	$—
Cash surrender value	$3,268	$16,670	$4,512
(1)    Net amount at risk is defined as the guaranteed amount less the account value as of the balance sheet date. The balance represents the amount of the claim the Company would incur if death claims were filed on all contracts on the balance sheet date.
The following table presents information regarding the Company’s policyholder account balances as of June 30, 2026 and 2025 (dollars in millions):

	June 30,
	2026	2025
Policyholder account balances included in the rollforwards:
Traditional:
U.S. and Latin America	$3,600	$3,285
Financial Solutions:
U.S. and Latin America	26,440	16,908
Asia Pacific	10,363	4,926
Other policyholder account balances:
U.S. and Latin America – Financial Solutions	—	48
Total policyholder account balances	$40,403	$25,167

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates credited to policyholders and the respective guaranteed minimums as of June 30, 2026 and 2025 (dollars in millions):

	June 30, 2026
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$807	$—	$—	$—	$—	$807
	1.00 – 1.99%	61	1	8	—	—	70
	2.00 – 2.99%	123	58	20	1	—	202
	3.00 – 3.99%	605	7	111	—	—	723
	4.00% and Greater	826	4	45	923	—	1,798
	Total	$2,422	$70	$184	$924	$—	$3,600

U.S. and Latin America – Financial Solutions	Less than 1.00%	$111	$—	$—	$—	$815	$926
	1.00 – 1.99%	915	17	211	151	136	1,430
	2.00 – 2.99%	2,795	601	389	722	445	4,952
	3.00 – 3.99%	3,859	587	123	4	2	4,575
	4.00% and Greater	14,533	24	—	—	—	14,557
	Total	$22,213	$1,229	$723	$877	$1,398	$26,440

Asia Pacific – Financial Solutions	Less than 1.00%	$213	$—	$—	$—	$—	$213
	1.00 – 1.99%	408	—	—	—	—	408
	2.00 – 2.99%	642	—	—	—	—	642
	3.00 – 3.99%	949	—	—	—	—	949
	4.00% and Greater	8,151	—	—	—	—	8,151
	Total	$10,363	$—	$—	$—	$—	$10,363

	June 30, 2025
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$730	$—	$—	$—	$—	$730
	1.00 – 1.99%	57	2	8	—	—	67
	2.00 – 2.99%	112	—	—	1	—	113
	3.00 – 3.99%	498	7	116	—	—	621
	4.00% and Greater	714	48	940	52	—	1,754
	Total	$2,111	$57	$1,064	$53	$—	$3,285

U.S. and Latin America – Financial Solutions	Less than 1.00%	$—	$—	$—	$—	$—	$—
	1.00 – 1.99%	1,116	11	8	27	24	1,186
	2.00 – 2.99%	1,127	8	31	550	111	1,827
	3.00 – 3.99%	3,293	223	151	6	2	3,675
	4.00% and Greater	10,191	29	—	—	—	10,220
	Total	$15,727	$271	$190	$583	$137	$16,908

Asia Pacific – Financial Solutions	Less than 1.00%	$293	$—	$—	$—	$—	$293
	1.00 – 1.99%	442	—	—	—	—	442
	2.00 – 2.99%	519	—	—	—	—	519
	3.00 – 3.99%	998	—	—	—	—	998
	4.00% and Greater	2,674	—	—	—	—	2,674
	Total	$4,926	$—	$—	$—	$—	$4,926

NOTE 6     UNPAID CLAIMS AND CLAIM EXPENSE – SHORT-DURATION CONTRACTS
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims for short-duration contracts is reported in other policy claims and benefits. Activity associated with unpaid claims is summarized below (dollars in millions):

	Six months ended June 30,
	2026	2025
Balance, beginning of year	$3,011	$2,693
Less: reinsurance recoverable	(43)	(53)
Net balance, beginning of year	2,968	2,640
Incurred:
Current year	724	1,123
Prior years	(11)	47
Total incurred	713	1,170
Payments:
Current year	(116)	(163)
Prior years	(606)	(779)
Total payments	(722)	(942)
Other:
Interest accretion	22	17
Foreign currency translation	(7)	71
Total other	15	88

Net balance, end of period	2,974	2,956
Plus: reinsurance recoverable	44	60
Balance, end of period	$3,018	$3,016
Incurred claims associated with prior periods are primarily due to the development of claims for prior years being different than anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year’s liability for unpaid claims.

NOTE 7 MARKET RISK BENEFITS
The following table presents the balances of and changes in the Company’s market risk benefits for the six months ended June 30, 2026 and 2025 (dollars in millions):

	U.S. and Latin America – Financial Solutions
	Six months ended June 30,
	2026	2025
Balance, beginning of year	$215	$206
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	217	209
Interest accrual	3	4
Attributed fees collected	11	12
Effect of changes in interest rates	(8)	10
Effect of changes in equity markets	(19)	(16)
Effect of changes in volatility	2	1
Other market impacts	1	(8)
Actual policyholder behavior different from expected behavior	6	9
Balance, end of period, before effect of changes in the instrument-specific credit risk	213	221
Effect of changes in the instrument-specific credit risk	—	(5)
Balance, end of period	213	216
Less: reinsurance recoverable	—	—
Balance, end of period, after reinsurance	$213	$216

Net amount at risk	$1,184	$1,278
Weighted average attained age of contract holders (in years)	73	72
The following table presents the reconciliation of the rollforward for market risk benefits to the condensed consolidated balance sheets as of June 30, 2026 and 2025 (dollars in millions):

	June 30, 2026			June 30, 2025
	Asset (1)	Liability	Net	Asset (1)	Liability	Net
U.S. and Latin America – Financial Solutions	$19	$232	$(213)	$17	$233	$(216)
Total market risk benefits	$19	$232	$(213)	$17	$233	$(216)
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
During the six months ended June 30, 2026 and 2025, there were no material changes made to the inputs in the market risk benefits calculations, and nonfinancial assumptions were unchanged.

NOTE 8 DEFERRED POLICY ACQUISITION COSTS AND OTHER
Deferred policy acquisition costs and other on the condensed consolidated balance sheets include deferred policy acquisition costs and cost of reinsurance assets.
The following tables present the balances of and changes in deferred policy acquisition costs for the Company’s Traditional business for the six months ended June 30, 2026 and 2025 (dollars in millions):

For the six months ended June 30, 2026:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$3,068	$166	$478	$1,285
Capitalization	176	7	33	66
Amortization expense	(110)	(6)	(37)	(35)
Foreign currency translation	—	(5)	(9)	(6)
Balance, end of period	$3,134	$162	$465	$1,310

For the six months ended June 30, 2025:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,986	$157	$354	$1,178
Capitalization	151	7	74	89
Amortization expense	(113)	(6)	(27)	(33)
Foreign currency translation	1	9	42	30
Balance, end of period	$3,025	$167	$443	$1,264
The following tables present the balances of and changes in deferred policy acquisition costs for the Company’s Financial Solutions business for the six months ended June 30, 2026 and 2025 (dollars in millions):

For the six months ended June 30, 2026:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$508	$21	$—	$525
Capitalization	24	—	—	187
Amortization expense	(28)	—	—	(42)
Foreign currency translation	—	—	—	—
Balance, end of period	$504	$21	$—	$670

For the six months ended June 30, 2025:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$506	$20	$—	$324
Capitalization	38	—	—	76
Amortization expense	(32)	—	—	(27)
Foreign currency translation	—	1	—	2
Balance, end of period	$512	$21	$—	$375

The following table presents the reconciliation of deferred policy acquisition costs included in the rollforwards to deferred policy acquisition costs and other on the condensed consolidated balance sheets as of June 30, 2026 and 2025 (dollars in millions):

	June 30,
	2026	2025
Deferred policy acquisition costs included in the rollforwards:
Traditional:
U.S. and Latin America	$3,134	$3,025
Canada	162	167
Europe, Middle East and Africa	465	443
Asia Pacific	1,310	1,264
Financial Solutions:
U.S. and Latin America	504	512
Canada	21	21
Europe, Middle East and Africa	—	—
Asia Pacific	670	375
Other deferred policy acquisition costs:
Corporate and Other	12	16
Total deferred policy acquisition costs	6,278	5,823
Cost of reinsurance asset	105	—
Total deferred policy acquisition costs and other	$6,383	$5,823
NOTE 9 REINSURANCE
Ceded Reinsurance
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance or reinsurance companies under excess coverage and coinsurance contracts. Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance. At June 30, 2026 and December 31, 2025, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of June 30, 2026, all rated retrocession pool participants followed by the A.M. Best Company were rated “B++ (Good)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets have been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
During the fourth quarter of 2023, Ruby Reinsurance Company (“Ruby Re”), a Missouri-domiciled life reinsurance company to reinsure U.S. asset-intensive business, was launched with the Company as a sponsor. The Company, which is not an investor in Ruby Re, does not consolidate the entity. As of June 30, 2026, the Company has a ceded reinsurance recoverable from Ruby Re of approximately $4.1 billion.
Excluding amounts retroceded to Ruby Re, three major reinsurance companies account for 33.3% of reinsurance ceded receivables and other as of June 30, 2026.
As of June 30, 2026 and December 31, 2025, $5 million and $6 million of claims recoverable were in excess of 90 days past due, respectively. Also included in reinsurance ceded receivables and other is a deposit asset on reinsurance of $2.5 billion and $2.6 billion as of June 30, 2026 and December 31, 2025, respectively.
Funds Withheld
Certain of the Company’s retrocession agreements, including those with Ruby Re, are on a modified coinsurance or funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and has established a funds withheld liability. Net investment income related to the funds withheld assets are reported in other insurance expenses, and net realized gains (losses) related to the assets are reported net of the amount that is passed on to the assuming company. The following assets were held in support of the Company’s funds withheld arrangements and are reported in the line items shown in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026	December 31, 2025
Fixed maturity securities available-for-sale	$3,834	$4,033
Equity securities	3	2
Mortgage loans	802	821
Funds withheld at interest	1,322	1,360
Limited partnerships and real estate joint ventures	96	88
Short-term investments and cash and cash equivalents	73	60
Accrued investment income	48	50
Net other assets	1	1
Net assets	$6,179	$6,415
Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. The Company had a $6,394 million and $6,805 million funds withheld payable as of June 30, 2026 and December 31, 2025, respectively, net of an embedded derivative asset of $136 million and $58 million as of June 30, 2026 and December 31, 2025, respectively.
NOTE 10 INVESTMENTS
Fixed Maturity Securities Available-for-Sale
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government (“Canadian government”), Japanese government and agencies (“Japanese government”), Korean government and agencies (“Korean government”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). ABS, CMBS and RMBS are collectively referred to as “structured securities.”
The following tables present information relating to investments in fixed maturity securities by type as of June 30, 2026 and December 31, 2025 (dollars in millions):

June 30, 2026:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$80,654	$224	$904	$4,507	$76,827	70.3%
Canadian government	4,711	—	301	85	4,927	4.5
Japanese government	9,045	—	—	2,238	6,807	6.2
Korean government	1,314	—	—	257	1,057	1.0
ABS	7,214	22	48	180	7,060	6.5
CMBS	2,515	—	22	59	2,478	2.3
RMBS	1,903	—	19	78	1,844	1.7
U.S. government	2,354	—	11	257	2,108	1.9
State and political subdivisions	756	—	2	84	674	0.6
Other foreign government	5,842	—	56	410	5,488	5.0
Total fixed maturity securities	$116,308	$246	$1,363	$8,155	$109,270	100.0%

December 31, 2025:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$72,736	$189	$1,142	$3,952	$69,737	68.5%
Canadian government	4,920	—	286	106	5,100	5.1
Japanese government	6,516	—	1	1,816	4,701	4.6
Korean government	1,407	—	1	96	1,312	1.3
ABS	7,478	21	69	157	7,369	7.2
CMBS	2,179	—	35	52	2,162	2.1
RMBS	1,615	—	26	72	1,569	1.5
U.S. government	3,508	—	27	248	3,287	3.3
State and political subdivisions	737	—	2	79	660	0.6
Other foreign government	6,168	—	83	379	5,872	5.8
Total fixed maturity securities	$107,264	$210	$1,672	$6,957	$101,769	100.0%

The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers, including certain agencies, greater than 10% of the Company’s equity is disclosed below, as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Japanese government	$9,045	$6,807	$6,516	$4,701
U.S. government	2,354	2,108	3,508	3,287
Canadian province of Quebec	1,531	1,671	1,642	1,764
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of June 30, 2026, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$2,154	$2,088
Due after one year through five years	16,635	16,591
Due after five years through ten years	16,523	16,420
Due after ten years	69,364	62,789
Structured securities	11,632	11,382
Total	$116,308	$109,270
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of June 30, 2026 and December 31, 2025 (dollars in millions):

June 30, 2026:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$24,069	$22,887	29.8%
Industrial	43,075	41,145	53.6
Utility	13,510	12,795	16.6
Total	$80,654	$76,827	100.0%

December 31, 2025:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$21,367	$20,489	29.4%
Industrial	39,381	37,839	54.3
Utility	11,988	11,409	16.3
Total	$72,736	$69,737	100.0%
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

The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Corporate	ABS	CMBS	Total
For the three months ended June 30, 2026:
Balance, beginning of period	$211	$21	$—	$232
Credit losses with no previous allowance	33	—	—	33
Securities disposed	(17)	—	—	(17)
Change in credit losses with a previous allowance	(3)	1	—	(2)
Foreign currency translation	—	—	—	—
Balance, end of period	$224	$22	$—	$246
For the three months ended June 30, 2025:
Balance, beginning of period	$88	$15	$—	$103
Credit losses with no previous allowance	31	4	—	35
Securities disposed	—	—	—	—
Change in credit losses with a previous allowance	(7)	—	1	(6)
Foreign currency translation	—	—	—	—
Balance, end of period	$112	$19	$1	$132

	Corporate	ABS	CMBS	Total
For the six months ended June 30, 2026:
Balance, beginning of period	$189	$21	$—	$210
Credit losses with no previous allowance	97	—	—	97
Securities disposed	(73)	—	—	(73)
Change in credit losses with a previous allowance	11	1	—	12
Foreign currency translation	—	—	—	—
Balance, end of period	$224	$22	$—	$246
For the six months ended June 30, 2025:
Balance, beginning of period	$82	$15	$1	$98
Credit losses with no previous allowance	41	4	—	45
Securities disposed	(2)	—	—	(2)
Change in credit losses with a previous allowance	(8)	—	—	(8)
Foreign currency translation	(1)	—	—	(1)
Balance, end of period	$112	$19	$1	$132
Unrealized Losses for Fixed Maturity Securities Available-for-Sale
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes analyzing whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security, and analyzing the overall ability of the Company to recover the amortized cost of the investment.
The following tables present the estimated fair value and gross unrealized losses for the 7,084 and 5,968 fixed maturity securities for which both the estimated fair value had declined and remained below amortized cost and an allowance for credit loss has not been recorded as of June 30, 2026 and December 31, 2025, respectively (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
June 30, 2026:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$23,623	$453	$21,809	$3,953	$45,432	$4,406
Canadian government	548	9	584	76	1,132	85
Japanese government	2,700	126	3,976	2,112	6,676	2,238
Korean government	690	159	295	98	985	257
ABS	2,702	23	1,164	136	3,866	159
CMBS	870	9	643	48	1,513	57
RMBS	707	5	525	73	1,232	78
U.S. government	779	4	482	253	1,261	257
State and political subdivisions	170	5	391	79	561	84
Other foreign government	1,739	43	1,671	367	3,410	410
Total investment grade securities	34,528	836	31,540	7,195	66,068	8,031
Below investment grade securities:
Corporate	1,009	32	331	58	1,340	90
ABS	241	20	19	1	260	21
Other foreign government	—	—	—	—	—	—
Total below investment grade securities	1,250	52	350	59	1,600	111
Total fixed maturity securities	$35,778	$888	$31,890	$7,254	$67,668	$8,142

	Less than 12 months		12 months or greater		Total
December 31, 2025:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$10,591	$255	$22,666	$3,635	$33,257	$3,890
Canadian government	1,096	34	426	72	1,522	106
Japanese government	1,274	209	3,351	1,607	4,625	1,816
Korean government	1,145	92	78	4	1,223	96
ABS	2,324	15	1,149	141	3,473	156
CMBS	—	—	705	50	705	50
RMBS	—	—	562	72	562	72
U.S. government	406	1	542	247	948	248
State and political subdivisions	73	1	451	78	524	79
Other foreign government	1,382	26	1,901	350	3,283	376
Total investment grade securities	18,291	633	31,831	6,256	50,122	6,889
Below investment grade securities:
Corporate	652	25	258	31	910	56
ABS	19	1	—	—	19	1
Other foreign government	—	—	13	3	13	3
Total below investment grade securities	671	26	271	34	942	60
Total fixed maturity securities	$18,962	$659	$32,102	$6,290	$51,064	$6,949
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

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fixed maturity securities available-for-sale	$1,442	$1,109	$2,811	$2,172
Equity securities	4	1	8	3
Mortgage loans	164	128	321	247
Policy loans	44	12	87	30
Funds withheld at interest	86	68	194	134
Limited partnerships and real estate joint ventures	150	103	204	88
Short-term investments and cash and cash equivalents	34	45	67	81
Other invested assets	3	(1)	2	(6)
Investment income	1,927	1,465	3,694	2,749
Investment expense	(63)	(57)	(129)	(109)
Net investment income	$1,864	$1,408	$3,565	$2,640
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$(14)	$(29)	$(36)	$(35)
Impairments on fixed maturity securities	—	(2)	(1)	(2)
Realized gains on investment activity	36	30	95	66
Realized losses on investment activity	(124)	(65)	(289)	(152)
Net gains (losses) on equity securities	(3)	3	(17)	2
Change in mortgage loan allowance for credit losses	(12)	(18)	(10)	(14)
Limited partnerships and real estate joint ventures impairment losses	(7)	(16)	(29)	(21)
Change in fair value of certain limited partnership investments	(42)	6	(36)	(1)
Net gains (losses) on freestanding derivatives	88	50	31	48
Net gains (losses) on embedded derivatives	(1)	3	43	(8)
Other change in allowance for credit losses and impairments	(3)	(3)	(3)	(4)
Other, net	6	(3)	6	(2)
Total investment related gains (losses), net	$(76)	$(44)	$(246)	$(123)
Collateral Arrangements
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of invested assets as collateral. Pledged invested assets are included in the condensed consolidated balance sheets. Invested assets received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of June 30, 2026 and December 31, 2025, none of the collateral received had been sold or repledged.
The Company also holds invested assets on deposit to meet regulatory requirements and holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties.
The following table includes invested assets on deposit, invested assets pledged and received as collateral, assets in trust held to satisfy collateral requirements and Federal Home Loan Bank (“FHLB”) common stock restricted as to sale as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Invested assets on deposit (regulatory deposits)	$10	$9	$10	$9
Invested assets pledged as collateral	1,926	1,620	1,739	1,527
Invested assets received as collateral	n/a	2,656	n/a	2,620
Assets in trust held to satisfy collateral requirements	76,840	72,697	68,241	65,154
FHLB common stock restricted as to sale	64	64	68	68

Securities Lending and Repurchase/Reverse Repurchase Agreements
The following table presents the estimated fair value of securities relating to securities lending and repurchase/reverse repurchase agreements as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026			December 31, 2025
	Securities Loaned (1)	Securities Borrowed (2)	Cash Collateral Received (3)	Securities Loaned (1)	Securities Borrowed (2)	Cash Collateral Received (3)
Securities lending transactions	$699	$965	$—	$831	$1,058	$—
Repurchase/reverse repurchase transactions	2,406	631	1,602	2,623	682	1,783
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
The following table presents the estimated fair value of securities by the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026					December 31, 2025
	Remaining Contractual Maturity of the Agreements					Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$225	$135	$360	$—	$—	$357	$71	$428
Japanese government	—	—	—	295	295	—	—	—	310	310
ABS	—	—	4	3	7	—	—	25	—	25
CMBS	—	—	16	—	16	—	—	37	—	37
RMBS	—	—	6	—	6	—	—	10	—	10
Other foreign government	—	—	11	4	15	—	—	15	6	21
Total	—	—	262	437	699	—	—	444	387	831
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	1,326	1,326	—	—	—	1,336	1,336
Canadian government	—	—	—	12	12	—	—	—	12	12
Japanese government	—	—	211	149	360	—	—	203	175	378
ABS	—	—	—	83	83	—	—	11	137	148
CMBS	—	—	—	222	222	—	—	49	227	276
RMBS	—	—	—	45	45	—	—	42	47	89
U.S. government	—	—	—	267	267	—	—	4	273	277
Other foreign government	—	—	—	91	91	—	—	—	107	107
Total	—	—	211	2,195	2,406	—	—	309	2,314	2,623
Total transactions	$—	$—	$473	$2,632	$3,105	$—	$—	$753	$2,701	$3,454
Mortgage Loans
The Company invests in both commercial and residential mortgage loans in the U.S. (92.3%), Canada (5.9%) and U.K. (1.8%). As of June 30, 2026, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (11.7%), Texas (9.4%) and Florida (6.5%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.

The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial:
Office	$1,731	14.3%	$1,800	16.0%
Retail	3,450	28.5	3,455	30.7
Industrial	3,852	31.9	3,549	31.5
Apartment	1,674	13.8	1,356	12.0
Hotel	519	4.3	500	4.4
Other commercial	268	2.2	161	1.4
Total commercial	11,494	95.0	10,821	96.0
Residential	603	5.0	447	4.0
Recorded investment	12,097	100.0%	11,268	100.0%
Unamortized loan origination fees and discount	(43)		(47)
Allowance for credit losses	(127)		(117)
Total mortgage loans	$11,927		$11,104
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026		December 31, 2025
	Recorded Investment	% of Total	Recorded Investment	% of Total
Commercial:
Due within five years	$4,955	43.1%	$4,563	42.2%
Due after five years through ten years	5,609	48.8	5,225	48.3
Due after ten years	930	8.1	1,033	9.5
Total commercial	$11,494	100.0%	$10,821	100.0%

Residential:
Due within five years	$249	41.3%	$184	41.2%
Due after five years through ten years	—	—	—	—
Due after ten years	354	58.7	263	58.8
Total residential	$603	100.0%	$447	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in commercial mortgage loans as of June 30, 2026 and December 31, 2025 (dollars in millions):

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x – 1.20x	<1.00x	Construction Loans	Total	% of Total
June 30, 2026:
Loan-to-Value Ratio
0% – 59.99%	$4,923	$240	$115	$25	$5,303	46.2%
60% – 69.99%	3,272	407	140	—	3,819	33.2
70% – 79.99%	1,133	289	85	—	1,507	13.1
80% or greater	604	164	97	—	865	7.5
Total commercial	$9,932	$1,100	$437	$25	$11,494	100.0%

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x – 1.20x	<1.00x	Construction Loans	Total	% of Total
December 31, 2025:
Loan-to-Value Ratio
0% – 59.99%	$4,799	$162	$79	$—	$5,040	46.5%
60% – 69.99%	3,084	168	79	—	3,331	30.8
70% – 79.99%	1,126	232	99	—	1,457	13.5
80% or greater	643	236	114	—	993	9.2
Total commercial	$9,652	$798	$371	$—	$10,821	100.0%
The following tables set forth credit quality grades by year of origination of the Company’s recorded investment in commercial mortgage loans as of June 30, 2026 and December 31, 2025 (dollars in millions):

	Recorded Investment
	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
June 30, 2026:
Internal credit quality grade:
High investment grade	$90	$623	$584	$349	$527	$1,863	$4,036
Investment grade	1,155	1,898	1,245	713	593	1,329	6,933
Average	—	—	—	80	102	171	353
Watch list	—	—	—	—	4	168	172
Total commercial	$1,245	$2,521	$1,829	$1,142	$1,226	$3,531	$11,494

	Recorded Investment
	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025:
Internal credit quality grade:
High investment grade	$636	$587	$352	$539	$458	$1,679	$4,251
Investment grade	1,908	1,257	788	617	481	973	6,024
Average	—	—	83	107	36	195	421
Watch list	—	—	—	—	—	125	125
Total commercial	$2,544	$1,844	$1,223	$1,263	$975	$2,972	$10,821
The following tables set forth credit quality by year of origination of the Company’s recorded investment in residential mortgage loans as of June 30, 2026 and December 31, 2025 (dollars in millions):

	Recorded Investment
	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
June 30, 2026:
Performing	$131	$339	$39	$8	$18	$57	$592
Non-performing	—	10	1	—	—	—	11
Total residential	$131	$349	$40	$8	$18	$57	$603

	Recorded Investment
	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025:
Performing	$310	$47	$9	$21	$54	$6	$447
Non-performing	—	—	—	—	—	—	—
Total residential	$310	$47	$9	$21	$54	$6	$447

The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026	December 31, 2025
Commercial:
Current	$11,467	$10,805
31 – 60 days past due	27	—
61 – 90 days past due	—	—
Greater than 90 days past due	—	16
Total commercial	$11,494	$10,821

Residential:
Current	$591	$444
31 – 60 days past due	8	3
61 – 90 days past due	—	—
Greater than 90 days past due	4	—
Total residential	$603	$447
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

For the three months ended June 30, 2026:	Commercial	Residential	Total
Balance, beginning of period	$109	$6	$115
Provision (release) of credit losses	10	2	12
Write-offs, net of recoveries	—	—	—
Balance, end of period	$119	$8	$127
For the three months ended June 30, 2025:
Balance, beginning of period	$87	$2	$89
Provision (release) of credit losses	16	2	18
Write-offs, net of recoveries	—	—	—
Balance, end of period	$103	$4	$107

For the six months ended June 30, 2026:	Commercial	Residential	Total
Balance, beginning of period	$112	$5	$117
Provision (release) of credit losses	14	3	17
Write-offs, net of recoveries	(7)	—	(7)
Balance, end of period	$119	$8	$127
For the six months ended June 30, 2025:
Balance, beginning of period	$93	$—	$93
Provision (release) of credit losses	10	4	14
Write-offs, net of recoveries	—	—	—
Balance, end of period	$103	$4	$107
The Company modified five and four commercial mortgage loans for borrowers experiencing financial difficulty during the six months ended June 30, 2026 and 2025, respectively, providing interest only payments, maturity extensions or payment deferrals. The total recorded investment before allowance for credit losses for the modified loans was $45 million and $35 million as of June 30, 2026 and 2025, respectively.
The Company had eleven residential mortgage loans in the amount of $12 million that were on nonaccrual status as of June 30, 2026. This includes nine residential mortgage loans in process of foreclosure with an amortized cost of $11 million at June 30, 2026. The Company had no commercial mortgage loans on nonaccrual status as of June 30, 2026. The Company did not convert any mortgage loans to owned properties through a deed in lieu of foreclosure during the six months ended June 30, 2026 and 2025. The Company did not acquire any impaired mortgage loans during the six months ended June 30, 2026 and 2025.

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
Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of June 30, 2026 and December 31, 2025 are as follows (dollars in millions):

	June 30, 2026	December 31, 2025
Limited partnerships – equity method	$1,988	$1,543
Limited partnerships – fair value	875	925
Limited partnerships – cost method	71	72
Real estate joint ventures – equity method	1,132	1,207
Real estate joint ventures – fair value	43	—
Total limited partnerships and real estate joint ventures	$4,109	$3,747
Other Invested Assets
Other invested assets include lifetime mortgages, derivative contracts and FHLB common stock. Other invested assets also include real estate held for investment, which is included in “Other” in the table below. As of June 30, 2026 and December 31, 2025, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of June 30, 2026 and December 31, 2025 are as follows (dollars in millions):

	June 30, 2026	December 31, 2025
Lifetime mortgages	$1,251	$1,197
Derivatives	211	185
FHLB common stock	64	68
Other	59	64
Total other invested assets	$1,585	$1,514
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

Summary of Derivative Positions
Freestanding derivatives, except for other swaps, are included in other invested assets or other liabilities, at fair value. Other swaps are included in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included with the host contract in funds withheld at interest or funds withheld payable, at fair value. Embedded derivative liabilities on indexed products are included with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of June 30, 2026 and December 31, 2025 (dollars in millions):

		June 30, 2026			December 31, 2025
	Primary Underlying Risk	Notional	Carrying Value / Fair Value		Notional	Carrying Value / Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$2,415	$9	$19	$2,088	$5	$14
Interest rate options	Interest rate	1,000	—	—	750	—	—
Total return swaps	Interest rate	581	1	6	527	1	5
Foreign currency swaps	Foreign currency	150	52	—	150	48	—
Foreign currency forwards	Foreign currency	1,381	—	37	1,358	1	53
Foreign currency options	Foreign currency	305	1	—	305	—	—
Equity options	Equity	6,089	483	261	5,897	459	245
Equity futures	Equity	187	—	—	200	—	—
Credit default swaps	Credit	8,048	4	3	6,573	3	10
Credit default index swaps options	Credit	1,000	—	—	1,000	—	—
Other swaps	Credit	1,155	2	2	1,225	3	3
CPI swaps	CPI	377	2	6	395	2	7
Synthetic GICs	Interest rate	16,833	—	—	17,209	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements		—	311	339	—	272	341
Indexed products		—	—	434	—	—	470
Total non-designated derivatives		39,521	865	1,107	37,677	794	1,148
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate	3,936	6	61	3,641	31	56
Forward bond purchase commitments	Interest rate	6,768	5	275	3,058	5	227
Foreign currency swaps	Foreign currency	1,880	6	420	2,008	8	331
Foreign currency forwards	Foreign currency	2,291	46	13	2,270	12	38
Total hedging derivatives		14,875	63	769	10,977	56	652
Total derivatives		$54,396	$928	$1,876	$48,654	$850	$1,800

Fair Value Hedges
The Company designates and reports the following as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging: interest rate swaps to convert fixed rate liabilities to floating rate liabilities. The gain or loss on the hedged item attributable to a change in interest rates and the offsetting gain or loss on the related interest rate swaps for the three and six months ended June 30, 2026 and 2025 are as follows (dollars in millions):

Derivative Type	Hedged Item	Claims and Other Policy Benefits		Interest Credited
		Derivatives	Hedged Items	Derivatives	Hedged Items
For the three months ended June 30, 2026:
Interest rate swaps	Future policy benefits	$(8)	$7	$—	$—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	(17)	18
For the three months ended June 30, 2025:
Interest rate swaps	Future policy benefits	1	(1)	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	2	(1)
For the six months ended June 30, 2026:
Interest rate swaps	Future policy benefits	(10)	11	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	(25)	27
For the six months ended June 30, 2025:
Interest rate swaps	Future policy benefits	14	(14)	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	22	(26)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges (dollars in millions):

Hedged Item	Carrying Amount of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets / (Liabilities) (1)
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Future policy benefits	$(568)	$(547)	$10	$(1)
Interest-sensitive contract liabilities	(1,740)	(1,463)	22	(5)
(1)    Includes $25 million and $(6) million of cumulative adjustment on discontinued fair value hedging relationships at June 30, 2026 and December 31, 2025, respectively.
Cash Flow Hedges
Certain derivative instruments are designated as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The Company designates and accounts for the following as cash flow hedges: (i) certain interest rate swaps, in which the cash flows of assets are variable based on a benchmark rate; (ii) interest rate swaps, in which floating rate assets are converted to fixed rate assets; (iii) forward bond purchase commitments; and (iv) certain foreign currency swaps, in which the cash flows of assets are denominated in different currencies, commonly referred to as cross-currency swaps.
The following table presents the cash flow hedge components of AOCI, before income taxes, and where the gain or loss related to cash flow hedges is recognized on the condensed consolidated statements of income classification for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Three months ended June 30,
	2026	2025
Balance, beginning of period	$(819)	$(485)
Gains (losses), net deferred in other comprehensive income (loss)	(126)	(4)
Amounts reclassified to net investment income	16	18
Amounts reclassified to interest expense	(2)	(2)
Balance, end of period	$(931)	$(473)

	Six months ended June 30,
	2026	2025
Balance, beginning of period	$(748)	$(495)
Gains (losses), net deferred in other comprehensive income (loss)	(214)	(10)
Amounts reclassified to net investment income	34	36
Amounts reclassified to interest expense	(3)	(4)
Balance, end of period	$(931)	$(473)
As of June 30, 2026, approximately $80 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to net investment income during the next twelve months. For the same time period, approximately $7 million of before-tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
		Net Investment Income	Interest Expense
For the three months ended June 30, 2026:
Interest rate	$(36)	$—	$2
Foreign currency	(90)	(16)	—
Total	$(126)	$(16)	$2
For the three months ended June 30, 2025:
Interest rate	$(64)	$(1)	$2
Foreign currency	60	(17)	—
Total	$(4)	$(18)	$2

For the six months ended June 30, 2026:
Interest rate	$(74)	$—	$3
Foreign currency	(140)	(34)	—
Total	$(214)	$(34)	$3
For the six months ended June 30, 2025:
Interest rate	$(52)	$(2)	$4
Foreign currency	42	(34)	—
Total	$(10)	$(36)	$4
For the three and six months ended June 30, 2026 and 2025, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	Three months ended June 30,		Six months ended June 30,
Derivative Type	2026	2025	2026	2025
Foreign currency forwards	$27	$(106)	$66	$(121)

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $298 million and $232 million as of June 30, 2026 and December 31, 2025, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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
The following tables summarize the effect of non-qualifying derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

		Gains (Losses) for the three months ended June 30,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2026	2025
Interest rate swaps	Investment related gains (losses), net	$(2)	$(1)
Interest rate options	Investment related gains (losses), net	—	(1)
Total return swaps	Investment related gains (losses), net	3	6
Foreign currency swaps	Investment related gains (losses), net	6	(2)
Foreign currency forwards	Investment related gains (losses), net	(38)	40
Foreign currency options	Investment related gains (losses), net	(2)	(2)
Equity options	Investment related gains (losses), net	82	11
Equity futures	Investment related gains (losses), net	(25)	(21)
Credit default swaps	Investment related gains (losses), net	69	21
Credit default index swaps options	Investment related gains (losses), net	(2)	—
CPI swaps	Investment related gains (losses), net	(3)	(1)
Subtotal		88	50
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(3)	3
Indexed products	Interest credited	(79)	8
Total non-qualifying derivatives		$6	$61

		Gains (Losses) for the six months ended June 30,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2026	2025
Interest rate swaps	Investment related gains (losses), net	$4	$5
Interest rate options	Investment related gains (losses), net	—	(1)
Total return swaps	Investment related gains (losses), net	(3)	—
Foreign currency swaps	Investment related gains (losses), net	7	(5)
Foreign currency forwards	Investment related gains (losses), net	(63)	62
Foreign currency options	Investment related gains (losses), net	(3)	(3)
Equity options	Investment related gains (losses), net	54	5
Equity futures	Investment related gains (losses), net	(19)	(12)
Credit default swaps	Investment related gains (losses), net	52	3
Credit default index swaps options	Investment related gains (losses), net	(2)	—
CPI swaps	Investment related gains (losses), net	4	(6)
Subtotal		31	48
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	41	(8)
Indexed products	Interest credited	(49)	32
Total non-qualifying derivatives		$23	$72

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
AAA/AA/A
Single name credit default swaps	$2	$471	14.2	$(7)	$490	14.2
BBB
Single name credit default swaps	2	174	1.6	2	170	2.1
Credit default swaps referencing indices	(3)	7,403	5.4	(2)	5,903	5.5
Subtotal	(1)	7,577	5.3	—	6,073	5.4
BB
Single name credit default swaps	—	—	0.0	—	5	0.5
B
Single name credit default swaps	—	—	0.0	—	5	0.5
Total	$1	$8,048	5.8	$(7)	$6,573	6.0
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
The following table presents information relating to the netting of the Company’s derivative instruments as of June 30, 2026 and December 31, 2025 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments / Collateral (1)	Net Amount
June 30, 2026:
Derivative assets	$617	$(404)	$213	$(213)	$—
Derivative liabilities	1,103	(404)	699	(699)	—
December 31, 2025:
Derivative assets	$578	$(390)	$188	$(188)	—
Derivative liabilities	989	(390)	599	(599)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of June 30, 2026, the Company had credit exposure of $16 million.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are summarized below (dollars in millions):

June 30, 2026:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$76,827	$—	$66,269	$10,558
Canadian government	4,927	—	4,927	—
Japanese government	6,807	—	6,807	—
Korean government	1,057	—	1,057	—
ABS	7,060	—	3,630	3,430
CMBS	2,478	—	2,435	43
RMBS	1,844	—	1,844	—
U.S. government	2,108	1,900	205	3
State and political subdivisions	674	—	674	—
Other foreign government	5,488	—	5,359	129
Total fixed maturity securities available-for-sale	109,270	1,900	93,207	14,163
Equity securities	302	208	—	94
Funds withheld at interest – embedded derivatives	(167)	—	—	(167)
Funds withheld at interest	61	—	—	61
Real estate joint ventures – fair value	43	—	—	43
Cash equivalents	3,157	3,004	153	—
Short-term investments	318	200	89	29
Other invested assets:
Derivatives	211	—	211	—
Other	15	—	15	—
Total other invested assets	226	—	226	—
Other assets – derivatives	2	—	—	2
Total	$113,212	$5,312	$93,675	$14,225
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$434	$—	$—	$434
Other liabilities:
Funds withheld at interest – embedded derivatives	(139)	—	—	(139)
Derivatives	699	—	697	2
Total	$994	$—	$697	$297
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of June 30, 2026, the fair value of such investments was $875 million.

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

Quantitative Information Regarding Internally Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of June 30, 2026 and December 31, 2025 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Input	Range (Weighted Average)
	June 30, 2026	December 31, 2025			June 30, 2026	December 31, 2025
Assets:
Corporate	$782	$636	Market comparable securities	Liquidity premium	0-3% (2%)	0-4% (3%)
				EBITDA Multiple	6.0x-14.1x (7.8x)	6.0x-14.8x (9.3x)
ABS	1,248	1,329	Market comparable securities	Liquidity premium	0-67% (4%)	0-20% (4%)
U.S. government	3	4	Market comparable securities	Liquidity premium	1%	1%
Equity securities	29	41	Market comparable securities	Liquidity premium	4%	4%
				EBITDA Multiple	7.5x-11.6x (9.1x)	7.4x-13.3x (9.9x)
Funds withheld at interest – embedded derivatives	21	26	Total return swap	Mortality	0-100% (4%)	0-100% (4%)
				Lapse	0-35% (20%)	0-35% (17%)
				Withdrawal	0-10% (5%)	0-10% (5%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-8% (2%)	1-8% (2%)
Other assets – derivatives	2	3	Credit default swap	Credit spread	0-1% (0%)	0-1% (0%)
				Probability of default	0-6% (1%)	0-7% (1%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives – indexed products	434	470	Discounted cash flow	Mortality	0-100% (4%)	0-100% (3%)
				Lapse	0-35% (19%)	0-35% (16%)
				Withdrawal	0-10% (5%)	0-10% (4%)
				Option budget projection	1-8% (2%)	1-8% (2%)
Other liabilities – derivatives	2	3	Credit default swap	Credit spread	0-1% (0%)	0-1% (0%)
				Probability of default	0-6% (1%)	0-7% (1%)

Changes in Level 3 Assets and Liabilities
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Transfers out of Level 3 are primarily the result of the Company obtaining observable pricing information or a third-party pricing quotation that appropriately reflects the fair value of those assets and liabilities. The Company had Level 3 other swap assets and liabilities that on a gross and net basis were not material for the three and six months ended June 30, 2026.
For further information on the Company’s valuation processes, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the 2025 Annual Report.
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended June 30, 2026:	Fixed maturity securities available-for-sale					Real estate joint ventures – fair value		Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities		Short-term investments
Fair value, beginning of period	$10,074	$115	$3,542	$3	$91	$16	$20	$(25)	$63	$(397)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	3	—	—	—	—	—	—	—	(1)	—
Investment related gains (losses), net	(33)	—	—	—	(3)	—	—	(3)	—
Interest credited	—	—	—	—	—	—	—	—	—	(79)
Included in other comprehensive income (loss)	(3)	(2)	(17)	—	—	—	—	—	—	—
Purchases (2)	1,103	16	517	—	6	27	9	—	—	(26)
Sales (2)	(345)	—	(29)	—	—	—	—	—	—	—
Settlements (2)	(241)	—	(484)	—	—	—	—	—	(1)	68
Transfers into Level 3	—	—	13	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	(69)	—	—	—	—	—	—	—
Fair value, end of period	$10,558	$129	$3,473	$3	$94	$43	$29	$(28)	$61	$(434)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$—	$—	$—	$—	$—	$—	$(4)	$—
Investment related gains (losses), net	(30)	—	—	—	(3)	—	—	(3)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(147)
Included in other comprehensive income (loss)	(6)	(2)	(21)	—	—	—	—	—	—	—
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

For the six months ended June 30, 2026:	Fixed maturity securities available-for-sale					Real estate joint ventures – fair value		Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities		Short-term investments
Fair value, beginning of period	$10,027	$120	$3,601	$4	$98	$—	$33	$(69)	$61	$(470)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	7	—	(1)	—	—	—	—	—	2	—
Investment related gains (losses), net	(63)	—	—	—	(13)	—	—	41	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(49)
Included in other comprehensive income (loss)	(127)	(7)	(59)	—	—	—	(1)	—	(1)	—
Purchases (2)	1,640	16	1,264	—	10	43	23	—	1	(55)
Sales (2)	(475)	—	(66)	—	(1)	—	(2)	—	—	—
Settlements (2)	(423)	—	(1,175)	(1)	—	—	(18)	—	(2)	140
Transfers into Level 3	6	—	13	—	—	—	—	—	—	—
Transfers out of Level 3	(34)	—	(104)	—	—	—	(6)	—	—	—
Fair value, end of period	$10,558	$129	$3,473	$3	$94	$43	$29	$(28)	$61	$(434)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$6	$—	$(1)	$—	$—	$—	$—	$—	$(1)	$—
Investment related gains (losses), net	(65)	—	—	—	(13)	—	—	41	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(190)
Included in other comprehensive income (loss)	(124)	(7)	(65)	—	—	—	—	—	(1)	—
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

For the three months ended June 30, 2025:	Fixed maturity securities available-for-sale					Real estate joint ventures - fair value		Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities		Short-term investments
Fair value, beginning of period	$8,222	$30	$1,908	$4	$87	$—	$3	$(66)	$57	$(383)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	3	—	—	—	—	—	—	—	—	—
Investment related gains (losses), net	(24)	—	(1)	—	4	—	—	3	—	—
Interest credited	—	—	—	—	—	—	—	—	—	8
Included in other comprehensive income (loss)	60	2	29	—	—	—	—	—	4	—
Purchases (2)	889	—	384	—	—	—	7	—	1	4
Sales (2)	(47)	—	(10)	—	—	—	—	—	—	—
Settlements (2)	(182)	—	(51)	—	—	—	(1)	—	(2)	17
Transfers into Level 3	—	—	10	—	—	—	—	—	—	—
Transfers out of Level 3	(9)	—	(8)	—	—	—	—	—	—	—
Fair value, end of period	$8,912	$32	$2,261	$4	$91	$—	$9	$(63)	$60	$(354)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$—	$—	$—	$—	$—	$—	$(1)	$—
Investment related gains (losses), net	(24)	—	—	—	4	—	—	3	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(8)
Included in other comprehensive income (loss)	61	2	29	—	—	—	—	—	3	—
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

For the six months ended June 30, 2025:	Fixed maturity securities available-for-sale					Real estate joint ventures – fair value		Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contract liabilities – embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities		Short-term investments
Fair value, beginning of period	$6,854	$30	$1,799	$5	$88	$—	$11	$(55)	$56	$(435)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	7	—	2	—	—	—	—	—	(1)	—
Investment related gains (losses), net	(31)	—	—	—	4	—	—	(8)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	32
Included in other comprehensive income (loss)	99	2	49	—	—	—	—	—	6	—
Purchases (2)	2,403	—	580	—	—	—	7	—	1	11
Sales (2)	(91)	—	(10)	—	(1)	—	—	—	—	—
Settlements (2)	(322)	—	(165)	(1)	—	—	(7)	—	(2)	38
Transfers into Level 3	2	—	20	—	—	—	—	—	—	—
Transfers out of Level 3	(9)	—	(14)	—	—	—	(2)	—	—	—
Fair value, end of period	$8,912	$32	$2,261	$4	$91	$—	$9	$(63)	$60	$(354)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$6	$—	$1	$—	$—	$—	$—	$—	$(2)	$—
Investment related gains (losses), net	(32)	—	—	—	5	—	—	(8)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(5)
Included in other comprehensive income (loss)	101	2	50	—	—	—	—	—	5	—
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
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis in periods subsequent to their initial recognition if they are determined to be impaired. The following tables present information for assets measured at an estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (dollars in millions). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3). For the three and six months ended June 30, 2025, the Company did not have any material assets that were measured at fair value on a nonrecurring basis due to impairment.

	Carrying Value After Measurement
	At June 30, 2026	At December 31, 2025
Mortgage loans	$8	$21
Limited partnerships and real estate joint ventures	16	46

	Investment Related Gains (Losses), Net
	Three months ended June 30, 2026	Six months ended June 30, 2026
Mortgage loans	$—	$(1)
Limited partnerships and real estate joint ventures	(5)	(12)

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of June 30, 2026 and December 31, 2025 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the 2025 Annual Report. This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amounts approximates carrying value as they equal the amount of cash collateral received/paid.

June 30, 2026:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$11,927	$11,689	$—	$—	$11,689
Policy loans	3,635	3,635	—	3,635	—
Funds withheld at interest	8,243	7,938	—	—	7,938
Limited partnerships – cost method	71	99	—	—	99
Cash and cash equivalents	2,131	2,131	2,131	—	—
Short-term investments	60	60	60	—	—
Other invested assets	1,319	1,082	—	65	1,017
Accrued investment income	1,389	1,389	—	1,389	—
Other asset	1,039	1,082	—	—	1,082
Liabilities:
Interest-sensitive contract liabilities (2)	$33,379	$33,250	$—	$—	$33,250
Funds withheld at interest	6,530	6,343	—	—	6,343
Long-term debt	5,709	5,620	—	—	5,620

December 31, 2025:
Assets:
Mortgage loans	$11,104	$11,044	$—	$—	$11,044
Policy loans	3,541	3,541	—	3,541	—
Funds withheld at interest	8,216	7,970	—	—	7,970
Limited partnerships – cost method	72	98	—	—	98
Cash and cash equivalents	1,708	1,708	1,708	—	—
Short-term investments	91	91	91	—	—
Other invested assets	1,271	1,051	2	68	981
Accrued investment income	1,296	1,296	—	1,296	—
Other asset	1,020	1,071	—	—	1,071
Liabilities:
Interest-sensitive contract liabilities (2)	$31,056	$31,013	$—	$—	$31,013
Funds withheld at interest	6,863	6,681	—	—	6,681
Long-term debt	5,710	5,638	—	—	5,638
(1)Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
(2)Carrying values and estimated fair values presented herein include a reinsurance recoverable of $1.8 billion and $1.9 billion as of June 30, 2026 and December 31, 2025, respectively.
NOTE 13 INCOME TAX
The effective tax rate on pre-tax income for the three and six months ended June 30, 2026, was 23.4% and 24.1%, respectively. The tax rate was higher than the U.S. statutory rate primarily due to the jurisdictional mix of earnings and an increase in the valuation allowance against foreign tax credits generated during the year. The effective tax rate on pre-tax income for the three and six months ended June 30, 2025, was 47.0% and 34.1%, respectively. The tax rate was higher than the U.S. statutory rate primarily due to tax expense related to legal entity restructuring, the establishment of a valuation allowance on foreign tax credit carryforwards, and income earned in foreign jurisdictions with statutory tax rates higher than in the U.S. These increases were partially offset with benefits received from tax credits generated during the year.

NOTE 14 COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of June 30, 2026 and December 31, 2025, are presented in the following table (dollars in millions):

	June 30, 2026	December 31, 2025
Limited partnerships and real estate joint ventures	$2,525	$2,328
Mortgage loans	425	192
Bank loans and private placements	2,684	2,796
Lifetime mortgages	91	128
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for current expected credit losses associated with unfunded commitments as of June 30, 2026 and December 31, 2025.
Funding Agreements
Federal Home Loan Bank (“FHLB”) of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2026 and December 31, 2025, the Company had $1.2 billion and $1.3 billion of FHLB funding agreements outstanding, respectively. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes (“FABN”)
The Company’s FABN program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer up to $7 billion of its senior secured medium-term notes. The authorization was increased by RGA’s board of directors in July 2026 to $10 billion of such notes at any time outstanding. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of June 30, 2026 and December 31, 2025, the Company had $6.3 billion and $5.8 billion, respectively, outstanding, which are reflected in interest-sensitive contract liabilities.
Contingencies
Litigation
The Company is subject to litigation and regulatory investigations or actions from time to time. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters will have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, in light of the inherent uncertainties involved in future or pending legal, regulatory and governmental matters, some of which are beyond the Company’s control, an indeterminate or potentially substantial amount of damages sought in any such matters, an adverse outcome could be material to the Company’s financial condition, results of operations or cash flows for any particular reporting period. A legal reserve is established when the Company is notified of an arbitration demand, litigation or regulatory action or is notified that an arbitration demand, litigation, or regulatory action is imminent; it is probable that the Company will incur a loss as a result; and the amount of the probable loss is reasonably capable of being estimated.
Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right of use asset and lease obligation. As of June 30, 2026, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of June 30, 2026 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	1,881
2036	2,349
2037	5,100
2038	1,750
2039	8,751
2041	720
2046	3,000
2049	4,750
Support Agreements
RGA, Inc. and several of its subsidiaries are obligors under various capital maintenance agreements with its subsidiaries. Under these agreements, the obligor guarantees for specified periods of time (depending on jurisdiction) that the applicable subsidiary will meet specified capital and surplus levels. Given the amount of business that has been and is expected to be written by the applicable subsidiaries benefiting from these agreements, the Company anticipates that the obligors will have sufficient liquidity and capital to meet any obligations under these agreements.
NOTE 15 SEGMENT INFORMATION
Segments
The Company has nine geographic-based and business-based operational segments including a Corporate and Other segment. Geographic-based operations are further segmented into Traditional and Financial Solutions businesses. The Company’s geographic-based segments are U.S. and Latin America, Canada, Europe Middle East and Africa, and Asia Pacific.
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
No individual client generated 10% or more of the Company’s total gross premiums and other revenues on a consolidated basis for the six months ended June 30, 2026 and 2025. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
•Changes in the fair value of certain embedded derivatives;
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
The Company’s significant segment expenses are (1) adjusted claims and other policy benefits, which exclude the non-economic losses at contract inception for direct pension risk transfer single premium business; (2) future policy benefits remeasurement gains and losses; (3) adjusted interest credited, which excludes the change in the fair value of embedded derivatives associated with equity-indexed annuity products; and (4) interest expense. See Note 15 – “Segment Information” in the Notes to Consolidated Financial Statements for additional information regarding the presentation of segment results and the Company’s definition of adjusted operating income.
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
The Company does not report total assets by segment, as this metric is not used by the CEO to allocate resources or evaluate segment performance.

The following tables summarize the Company’s reportable segment revenues, significant expenses, measure of profit and loss and reconciliations to the Company’s consolidated totals (dollars in millions):

For the three months ended June 30, 2026:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$2,321	$1,127	$415	$117	$602	$509	$937	$575	$222	$6,825
Reconciliation of revenues
Investment and derivative gains (losses)										(181)
Change in fair value of funds withheld embedded derivatives										(1)
Funds withheld gains (losses) – investment income										(10)
Investment income (loss) on unit-linked variable annuities										—
Other revenues (1)										4
Total consolidated revenues										$6,637
Less significant expenses (2):
Adjusted claims and other policy benefits	1,818	498	328	91	509	341	722	174	—
Future policy benefits remeasurement (gains) losses	(21)	(7)	(2)	1	(1)	1	(5)	40	—
Adjusted interest credited	74	339	—	—	—	6	—	154	44
Interest expense	—	—	—	—	—	—	—	—	101
Other segment items (3)	285	143	51	7	55	28	91	87	112
Adjusted operating income (loss) before income taxes	$165	$154	$38	$18	$39	$133	$129	$120	$(35)	$761
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(181)
Market risk benefits remeasurement gains (losses)										26
Change in fair value of funds withheld embedded derivatives										(1)
Funds withheld gains (losses) – investment income										(10)
Derivatives – interest credited										—
Investment income (loss) on unit-linked variable annuities										—
Interest credited on unit-linked variable annuities										—
Interest expense on uncertain tax positions										—
Other reconciling items (4)										10
Income before income taxes per condensed consolidated statements of income										$605
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

For the six months ended June 30, 2026:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$4,536	$2,274	$818	$226	$1,248	$1,004	$1,887	$1,070	$401	$13,464
Reconciliation of revenues
Investment and derivative gains (losses)										(379)
Change in fair value of funds withheld embedded derivatives										43
Funds withheld gains (losses) – investment income										(6)
Investment income (loss) on unit-linked variable annuities										(1)
Other revenues (1)										10
Total consolidated revenues										$13,131
Less significant expenses (2):
Adjusted claims and other policy benefits	3,595	1,095	644	184	1,052	688	1,448	396	—
Future policy benefits remeasurement (gains) losses	(27)	7	(3)	—	(11)	(10)	4	39	—
Adjusted interest credited	96	603	—	—	—	14	—	294	88
Interest expense	—	—	—	—	—	—	—	—	199
Other segment items (3)	569	297	101	14	114	51	181	156	214
Adjusted operating income (loss) before income taxes	$303	$272	$76	$28	$93	$261	$254	$185	$(100)	$1,372
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(379)
Market risk benefits remeasurement gains (losses)										4
Change in fair value of funds withheld embedded derivatives										43
Funds withheld gains (losses) – investment income										(6)
Derivatives – interest credited										(3)
Investment income (loss) on unit-linked variable annuities										(1)
Interest credited on unit-linked variable annuities										1
Interest expense on uncertain tax positions										(1)
Other reconciling items (4)										16
Income before income taxes per condensed consolidated statements of income										$1,046
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

For the three months ended June 30, 2025:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$2,320	$419	$406	$108	$608	$367	$889	$374	$187	$5,678
Reconciliation of revenues
Investment and derivative gains (losses)										(77)
Change in fair value of funds withheld embedded derivatives										3
Funds withheld gains (losses) – investment income										2
Investment income (loss) on unit-linked variable annuities										—
Other revenues (1)										(7)
Total consolidated revenues										$5,599
Less significant expenses (2):
Adjusted claims and other policy benefits	1,922	76	318	93	533	224	701	158	—
Future policy benefits remeasurement (gains) losses	74	(1)	2	—	6	(3)	(8)	(2)	—
Adjusted interest credited	37	130	—	—	—	7	—	93	45
Interest expense	—	—	—	—	—	—	—	—	90
Other segment items (3)	283	117	58	6	51	23	92	48	84
Adjusted operating income (loss) before income taxes	$4	$97	$28	$9	$18	$116	$104	$77	$(32)	$421
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(77)
Market risk benefits remeasurement gains (losses)										17
Change in fair value of funds withheld embedded derivatives										3
Funds withheld gains (losses) – investment income										2
Derivatives – interest credited										(2)
Investment income (loss) on unit-linked variable annuities										—
Interest credited on unit-linked variable annuities										—
Interest expense on uncertain tax positions										—
Other reconciling items (4)										(23)
Income before income taxes per condensed consolidated statements of income										$341
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

For the six months ended June 30, 2025:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$4,511	$915	$790	$215	$1,180	$649	$1,739	$695	$324	$11,018
Reconciliation of revenues
Investment and derivative gains (losses)										(148)
Change in fair value of funds withheld embedded derivatives										(8)
Funds withheld gains (losses) – investment income										2
Investment income (loss) on unit-linked variable annuities										—
Other revenues (1)										(5)
Total consolidated revenues										$10,859
Less significant expenses (2):
Adjusted claims and other policy benefits	3,695	276	613	184	1,016	391	1,372	303	—
Future policy benefits remeasurement (gains) losses	49	(3)	5	—	(2)	(6)	(26)	(5)	—
Adjusted interest credited	66	253	—	—	—	13	—	177	92
Interest expense	—	—	—	—	—	—	—	—	170
Other segment items (3)	557	225	112	11	98	45	183	84	164
Adjusted operating income (loss) before income taxes	$144	$164	$60	$20	$68	$206	$210	$136	$(102)	$906
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(148)
Market risk benefits remeasurement gains (losses)										(12)
Change in fair value of funds withheld embedded derivatives										(8)
Funds withheld gains (losses) – investment income										2
Derivatives – interest credited										(12)
Investment income (loss) on unit-linked variable annuities										—
Interest credited on unit-linked variable annuities										—
Interest expense on uncertain tax positions										—
Other reconciling items (4)										(18)
Income before income taxes per condensed consolidated statements of income										$710
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

NOTE 16 FINANCING ACTIVITIES
2026 Subordinated Debt Issuances
On March 3, 2026, the Company issued 6.375% fixed-rate reset subordinated debentures due 2056 with a face amount of $400 million and used the net proceeds for general corporate purposes. Capitalized issuance costs were $5 million.
2056 Subordinated Debt Redemption
On May 1, 2026, a notice of redemption was issued to the holders of all the Company’s outstanding $400 million aggregate principal amount 5.75% Fixed-to-Floating Rate Subordinated Debentures due 2056 (the “2056 Debentures”) in accordance with the terms of the indenture governing the 2056 Debentures. The 2056 Debentures were redeemed in full on June 15, 2026, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest thereon.
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
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $4.3 trillion of life reinsurance in force and assets of $167.1 billion as of June 30, 2026. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, pension risk transfer, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
The Company’s Traditional reinsurance business involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years or longer. To a lesser extent, the Company also reinsures certain health business, typically for one to three years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of insured individuals, and the exercise of recapture options by ceding companies. The Company’s Financial Solutions business, including significant asset-intensive and longevity risk transactions, allows its clients to take advantage of growth opportunities and manage their capital, longevity and investment risk. The Company also works with partners to provide pension solutions that enable plan sponsors to diversify and protect the benefits provided to the annuitants.
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
As is customary in the reinsurance business, clients continually update, refine and revise reinsurance information provided to the Company. The Company uses this revised information in preparing its condensed consolidated financial statements, and the resulting financial effects are reflected in the current period.
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

Consolidated Results of Operations
The following discussion presents the Company’s financial condition and results of operations for the three and six months ended June 30, 2026 and 2025.
Consolidated income before income taxes
The following table summarizes the changes in net income for the periods presented (dollars in millions, except per share data):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Revenues
Net premiums	$4,472	$4,151	$321	$9,067	$8,170	$897
Net investment income	1,864	1,408	456	3,565	2,640	925
Investment related losses, net	(76)	(44)	(32)	(246)	(123)	(123)
Other revenues	377	84	293	745	172	573
Total revenues	6,637	5,599	1,038	13,131	10,859	2,272
Benefits and expenses
Claims and other policy benefits	4,478	4,045	433	9,099	7,867	1,232
Future policy benefits remeasurement (gains) losses	6	68	(62)	(1)	12	(13)
Market risk benefits remeasurement (gains) losses	(26)	(17)	(9)	(4)	12	(16)
Interest credited	617	314	303	1,097	613	484
Policy acquisition costs and other insurance expenses	508	433	75	1,020	850	170
Other operating expenses	348	325	23	674	625	49
Interest expense	101	90	11	200	170	30
Total benefits and expenses	6,032	5,258	774	12,085	10,149	1,936
Income before income taxes	605	341	264	1,046	710	336
Provision for income taxes	141	160	(19)	251	241	10
Net income	$464	$181	$283	$795	$469	$326
Net income attributable to noncontrolling interest	2	1	1	3	3	—
Net income available to RGA, Inc. shareholders	$462	$180	$282	$792	$466	$326
Earnings per share
Basic earnings per share	$7.07	$2.72	$4.35	$12.11	$7.05	$5.06
Diluted earnings per share	$7.01	$2.70	$4.31	$11.99	$6.97	$5.02
Consolidated results
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Income before income taxes increased by $264 million for the three months ended June 30, 2026, compared with the same period in 2025. The increase was primarily attributable to the following:
•The Company executed reinsurance contracts with subsidiaries of Equitable Holdings, Inc. (the “Equitable Holdings Transaction”) on July 31, 2025. Pursuant to these agreements, the Company’s U.S. Financial Solutions segment assumed a 75% quota share of Equitable Holdings’ in force individual life insurance liabilities on a coinsurance and modified coinsurance basis, consisting of a diversified mix of life products and account value liabilities, with total liabilities of approximately $12 billion. This transaction increased income before income taxes by $39 million.
•Higher net investment income, excluding variable investment income, from growth in invested assets and higher new money rates earned on recent investments.
•Higher variable investment income from limited partnerships and real estate joint ventures, which increased revenues and contributed to the improvement in income before income taxes.
•An increase in other revenues primarily due to policy charges on universal life-type policies associated with the Equitable Holdings transaction.
•Favorable claims experience across all of the Company’s operating segments, which reduced claims and other policy benefits relative to expected experience.
The increase was partially offset by the following:
•Higher investment related losses due to realized losses from portfolio repositioning and unrealized losses due to changes in fair value of certain limited partnership investments.

Six months ended June 30, 2026 compared to six months ended June 30, 2025
Income before income taxes increased by $336 million for the six months ended June 30, 2026, compared with the same period in 2025. The increase was primarily attributable to:
•The financial impact of the Equitable Holdings transaction described above increased earnings from the U.S. Financial Solutions segment by $78 million, and an increase in other revenues due to policy charges on universal life-type policies
•Higher variable investment income from limited partnerships and real estate joint ventures, which increased revenues and contributed to the improvement in income before income taxes.
The increase was partially offset by the following:
•Higher investment related losses resulting from realized losses due to portfolio repositioning and unrealized losses due to changes in fair value of certain limited partnership investments.
Fluctuations in foreign currency to U.S. dollar exchange rates
Foreign currency exchange fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations did not have a material impact on income before income taxes for the three and six months ended June 30, 2026. Unless otherwise stated, all amounts discussed below are net of foreign currency exchange fluctuations.
Investment related losses
The increase in investment related losses, net was due to the following:
•During the three and six months ended June 30, 2026, the Company repositioned its investment portfolio to generate higher yields, resulting in net realized losses of $88 million and $194 million, respectively, compared to net capital losses of $35 million and $86 million for the three and six months ended June 30, 2025, respectively.
•During the three and six months ended June 30, 2026, the fair value of certain limited partnership investments decreased by $42 million and $36 million, respectively, compared to an increase of $6 million and a decrease of $1 million for the three and six months ended June 30, 2025, respectively.
•For the three and six months ended June 30, 2026, changes in the fair value of freestanding derivatives increased by $88 million and $31 million, respectively, compared to an increase of $50 million and $48 million for the three and six months ended June 30, 2025, respectively.
The increase was partially offset by the following:
•The Company incurred $36 million and $79 million of changes in allowance for credit losses and impairments during the three and six months ended June 30, 2026, respectively, compared to $68 million and $76 million during the three and six months ended June 30, 2025, respectively.
See the Investment section within Management Discussion and Analysis, Note 10 – “Investments” and Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the changes in allowance for credit losses, impairment losses and derivatives.
Market risk benefits
Market risk benefits consist of guaranteed minimum benefits associated with the Company’s reinsurance of variable and indexed annuities. The change in fair value of the freestanding derivatives purchased by the Company to hedge the liability is reflected in investment related gains (losses), net. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, had no impact on income before income taxes for the three months ended June 30, 2026, and decreased income before income taxes by $13 million for the six months ended June 30, 2026. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, increased income before income taxes by $1 million for the three months ended June 30, 2025, and decreased income before income taxes by $2 million for the six months ended June 30, 2025.
Non-economic changes in insurance liabilities
Non-economic changes in insurance liabilities include the initial loss on PRT transactions, net of amortization, and changes in the fair value of embedded derivatives associated with the Company’s reinsurance of equity-indexed annuity products. The initial loss at inception of a PRT transaction is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP. The Company non-economic losses were immaterial for the three and six months ended June 30, 2026, compared to losses of $23 million and $29 million for the three and six months ended June 30, 2025, respectively.

Income taxes
The effective tax rate was 23.4% and 24.1%, for the three and six months ended June 30, 2026, respectively, compared to 47.0% and 34.1% for the three and six months ended June 30, 2025. See Note 13 – “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate.
Consolidated adjusted operating income before income taxes
Non-GAAP Measure – Consolidated adjusted operating income before income taxes is not determined in accordance with U.S. GAAP. The Company principally uses consolidated adjusted operating income before income taxes in evaluating performance because the Company believes that such measure, when reviewed in conjunction with the relevant U.S. GAAP measure (income before income taxes), presents a clearer picture of its operating performance and assists the Company in the allocation of its resources.
The Company believes that this non-GAAP financial measure provides investors and other third parties with a better understanding of the Company’s results of operations, financial statements and underlying profitability drivers and trends of the Company’s businesses by excluding specified items that may not be indicative of the Company’s ongoing operating performance and may fluctuate significantly from period to period. This measure should be considered supplementary to the Company’s financial results that are presented in accordance with U.S. GAAP and should not be viewed as a substitute for U.S. GAAP measures. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way the Company calculates such measures. Consequently, the Company’s non-GAAP financial measures may not be comparable to similar measures used by other companies.
Adjusted operating income (loss) before income taxes is calculated as income (loss) before income taxes excluding, as applicable:
•Substantially all of the effect of net investment related gains and losses;
•Changes in the fair value of certain embedded derivatives;
•Changes in the fair value of contracts that provide market risk benefits;
•The Company’s non-economic losses at contract inception for direct pension risk transfer single premium business (which are amortized into adjusted operating income within adjusted claims and other policy benefits over the estimated lives of the contracts);
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

	Three months ended June 30,			Six months ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Income before income taxes	$605	$341	$264	$1,046	$710	$336
Investment and derivative (gains) losses	181	77	104	379	148	231
Market risk benefits remeasurement (gains) losses	(26)	(17)	(9)	(4)	12	(16)
Change in fair value of funds withheld embedded derivatives	1	(3)	4	(43)	8	(51)
Funds withheld (gains) losses – investment income	10	(2)	12	6	(2)	8
Derivatives – interest credited	—	2	(2)	3	12	(9)
Investment income on unit-linked variable annuities	—	—	—	1	—	1
Interest credited on unit-linked variable annuities	—	—	—	(1)	—	(1)
Interest expense on uncertain tax positions	—	—	—	1	—	1
Other	(10)	23	(33)	(16)	18	(34)
Adjusted operating income before income taxes	$761	$421	$340	$1,372	$906	$466

Three months ended June 30, 2026 compared to three months ended June 30, 2025
Adjusted operating income before income taxes increased by $340 million for the three months ended June 30, 2026, compared with the same period in 2025. The increase was primarily attributable to earnings from the Equitable Holdings transaction, growth in net investment income and favorable claims experience.
The increase in adjusted operating income before income taxes was primarily the result of the following:
•Favorable impacts from the Equitable Holdings transaction completed in the third quarter of 2025.
•Higher net investment income from growth in invested assets and higher new money rates earned on recent investments.
•Favorable claims experience across all of the Company’s operating segments, which reduced claims and other policy benefits relative to expected experience.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
The increase in adjusted operating income before income taxes was primarily the result of the following:
•Favorable impacts from the Equitable Holdings transaction completed in the third quarter of 2025.
•Variable investment income, excluding spread related business, was $89 million for the six months ended June 30, 2026, compared to $53 million in the prior year.
•Higher net investment income from growth in invested assets and higher new money rates earned on recent investments.
•Favorable claims experience across all of the Company’s operating segments.
Fluctuations in foreign currency to U.S. dollar exchange rates
Foreign currency exchange fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations did not have a material impact on income before income taxes for the three and six months ended June 30, 2026. Unless otherwise stated, all amounts discussed below are net of foreign currency exchange fluctuations.
Premiums and business growth
The increases in net premiums for the three and six months ended June 30, 2026, were primarily due to organic growth and new business production. Organic growth and new business production, measured by the face amount of life reinsurance in force, were $280.3 billion and $242.6 billion during the six months ended June 30, 2026 and 2025, respectively. Consolidated assumed life reinsurance in force increased to $4,341.6 billion as of June 30, 2026, from $4,091.3 billion as of June 30, 2025, primarily due to new business production.
Net investment income
The increases in net investment income for the three and six months ended June 30, 2026, were primarily due to an increase in the average invested asset base and higher risk-free rates earned on new investments, and an increase in variable investment income from limited partnerships and real estate joint ventures. The following summarizes the primary drivers contributing to the increases in net investment income for the three and six months ended June 30, 2026:
•The average invested assets at amortized cost, excluding spread related business, totaled $49.6 billion and $44.6 billion, for the six months ended June 30, 2026 and 2025, respectively.
•The average yield earned on investments, excluding spread related business, was 5.33% and 5.31% for the three months ended June 30, 2026 and 2025, respectively, and 5.13% and 4.98% for the six months ended June 30, 2026 and 2025, respectively. The increase in investment yield for the three months ended June 30, 2026, in comparison with the same period in the prior year, was primarily due to an increase in variable investment income. The increase in investment yield for the six months ended June 30, 2026, in comparison with the same period in the prior year, was primarily due to an increase in variable investment income from limited partnerships and real estate joint ventures.
The average yield will vary from year to year depending on several variables, including the prevailing risk-free interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from limited partnerships and real estate joint ventures will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. Investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.

Results of Operations by Segment
As noted above, adjusted operating income (loss) before income taxes, when presented at a segment level, is a measure reported to the Company’s management for purposes of making decisions about allocating resources to the Company’s business segments and assessing business segment performance. It is presented in the Company’s financial statement footnotes in accordance with U.S. GAAP. The Company’s significant segment expenses are (1) adjusted claims and other policy benefits, which excludes the non-economic losses at contract inception for direct pension risk transfer single premium business; (2) future policy benefits remeasurement gains and losses; (3) adjusted interest credited, which excludes the change in the fair value of embedded derivatives associated with equity-indexed annuity products; and (4) interest expense. See Note 15 – “Segment Information” in the Notes to Consolidated Financial Statements for additional information regarding the presentation of segment results and the Company’s definition of adjusted operating income.
U.S. and Latin America Operations
U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in the reinsurance of individual mortality risk, long-term care, universal life products and, to a lesser extent, group reinsurance. The Financial Solutions segment consists of Asset-Intensive and Capital Solutions. Asset-Intensive within the Financial Solutions segment includes coinsurance of products which primarily exhibit interest rate and market risks such as annuities, corporate-owned life insurance policies, PRT group annuity contracts and, to a lesser extent, fee-based synthetic guaranteed investment contracts, indexed and variable life insurance, investment only and stable value contracts. Effective, January 1, 2025, newly issued FABN issuances are included in the U.S. Financial Solutions segment. Capital Solutions within the Financial Solutions segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance and other transactions. Typically, these transactions do not qualify as reinsurance under U.S. GAAP due to the low-risk nature of the transactions; therefore, only the related net fees are reflected in other revenues.
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

	Three months ended June 30,			Six months ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Total segment revenues	3,448	2,739	709	6,810	5,426	1,384
Total adjusted benefits and expenses	3,129	2,638	491	6,235	5,118	1,117
Adjusted operating income before income taxes	$319	$101	$218	$575	$308	$267
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2026, were primarily due to favorable mortality claims experience and group results in the Traditional segment, the contribution from the Equitable Holdings transaction and an increase in variable investment income in the current year.

Traditional Reinsurance

	Three months ended June 30,			Six months ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$1,961	$2,019	$(58)	$3,893	$3,940	$(47)
Net investment income	302	285	17	590	553	37
Investment related gains (losses), net	32	12	20	20	6	14
Other revenues	26	4	22	33	12	21
Total segment revenues	2,321	2,320	1	4,536	4,511	25
Adjusted benefits and expenses
Adjusted claims and other policy benefits	1,818	1,922	(104)	3,595	3,695	(100)
Future policy benefits remeasurement (gains) losses	(21)	74	(95)	(27)	49	(76)
Adjusted interest credited	74	37	37	96	66	30
Policy acquisition costs and other insurance expenses	223	223	—	446	442	4
Other operating expenses	62	60	2	123	115	8
Total adjusted benefits and expenses	2,156	2,316	(160)	4,233	4,367	(134)
Adjusted operating income before income taxes	$165	$4	$161	$303	$144	$159
Key metrics
Life reinsurance in force				$1,929.8 billion	$1,854.7 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$(21)	$74		$(27)	$49
Loss ratio (1)	91.6%	98.9%		91.7%	95.0%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	11.4%	11.0%		11.5%	11.2%
Other operating expenses as a percentage of net premiums	3.2%	3.0%		3.2%	2.9%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement (gains) losses.
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2026, were primarily due to favorable claims experience in the current period compared to unfavorable claims experience in the prior period and favorable group experience.
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Segment revenues
•The decrease in net premiums was due to the impact of recaptured treaties.
•The increase in net investment income was primarily due to a higher asset base supporting the business and favorable investment yields.
•The increase in investment related gains (losses) was due to an increase in the fair value of equity options and was substantially offset by a corresponding increase in interest credited associated with equity-indexed life products.
Adjusted benefits and expenses
•The increase in future policy benefits remeasurement gains was due to favorable claims experience in the current period.
•The increase in adjusted interest credited was associated with the reinsurance of equity-indexed life products. The effect on interest credited related to equity markets was substantially offset by a corresponding increase in the fair value of equity options reported in investment related gains (losses), net.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Segment revenues
•The decrease in net premiums was due to the impact of recaptured treaties.
•The increase in net investment income was primarily due to a higher asset base supporting the business and favorable investment yields.
•The segment added new life business, measured by face amount of life reinsurance in force, of $109.5 billion and $82.3 billion during the six months ended June 30, 2026 and 2025, respectively.

Adjusted benefits and expenses
•The increase in future policy benefits remeasurement gains was due to favorable claims experience in the current period.
•The increase in adjusted interest credited was associated with the reinsurance of equity-indexed life products. The effect on interest credited related to equity markets was substantially offset by a corresponding increase in the fair value of equity options reported in investment related gains (losses), net.
Financial Solutions
The following table sets forth the U.S. and Latin America Financial Solutions segment operating results for the periods indicated (dollars in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$210	$(5)	$215	$530	$104	$426
Net investment income	586	371	215	1,150	708	442
Investment related gains (losses), net	51	—	51	35	—	35
Other revenues	280	53	227	559	103	456
Total segment revenues	1,127	419	708	2,274	915	1,359
Adjusted benefits and expenses
Adjusted claims and other policy benefits	498	76	422	1,095	276	819
Future policy benefits remeasurement (gains) losses	(7)	(1)	(6)	7	(3)	10
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	339	130	209	603	253	350
Policy acquisition costs and other insurance expenses	121	93	28	252	177	75
Other operating expenses	22	24	(2)	45	48	(3)
Total adjusted benefits and expenses	973	322	651	2,002	751	1,251
Adjusted operating income before income taxes	$154	$97	$57	$272	$164	$108
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2026, were primarily due to the Equitable Holdings transaction and favorable variable investment income.
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Segment revenues
•The increase in net premiums was primarily due to premiums received on the Equitable Holdings transaction in the current quarter.
•The increase in net investment income was primarily due to favorable variable investment income and an increase in the invested asset base supporting asset-intensive transactions.
◦The book value of the invested asset base supporting asset-intensive transactions increased to $38.4 billion as of June 30, 2026, from $25.5 billion as of June 30, 2025, resulting in higher net investment income. As of June 30, 2026 and June 30, 2025, $3.1 billion and $3.1 billion, respectively, of the invested assets were funds withheld at interest, of which 90% or more was associated with two clients.
◦The increase in the asset base was primarily due to $15.8 billion from new transactions and growth from treaties open to new business, offset by $1.6 billion in run-off of existing in force transactions and $1.3 billion associated with a retrocession transaction.
•The increase in other revenues was primarily due to policy charges on universal life-type policies associated with the Equitable Holdings transaction.
Adjusted benefits and expenses
•The increases in adjusted claims and other policy benefits, adjusted interest credited and policy acquisition costs and other insurance expenses were primarily due to the Equitable Holdings transaction.

Six months ended June 30, 2026 compared to six months ended June 30, 2025
Segment revenues
•The increase in net premiums was primarily due to premiums received on the Equitable Holdings transaction in the current year.
•The increase in net investment income was primarily due to favorable variable investment income and an increase in the invested asset base supporting asset-intensive transactions.
•The increase in other revenues was primarily due to policy charges on universal life-type policies associated with the Equitable Holdings transaction.
Adjusted benefits and expenses
•The increases in adjusted claims and other policy benefits, adjusted interest credited and policy acquisition costs and other insurance expenses were primarily due to the Equitable Holdings transaction.
Reinsurance of separate accounts
•Certain of the Company’s reinsurance contracts, including the Equitable Holdings transaction, reinsure the ceding company’s separate account liabilities on a modified coinsurance basis. Under the terms of these arrangements, the ceding company retains the assets supporting the separate account liabilities. The Company receives a fee-based on the policyholder’s account value and is not directly exposed to the investment performance of the separate account assets. Periodic settlements between the Company and the ceding company are net settled. The Company, having the right of offset, has offset assumed separate account assets and liabilities in its consolidated balance sheet. As of June 30, 2026, and December 31, 2025, the Company assumed $16.4 billion and $16.7 billion of separate account liabilities.
Canada Operations
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

	Three months ended June 30,			Six months ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Total segment revenues	532	514	18	1,044	1,005	39
Total adjusted benefits and expenses	476	477	(1)	940	925	15
Adjusted operating income before income taxes	$56	$37	$19	$104	$80	$24
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2026, were primarily due to an increase in variable investment income and favorable experience on group business in 2026 as compared to unfavorable experience in 2025.
Foreign currency exchange fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations resulted in an increase in adjusted operating income before income taxes of $2 million for the six months ended June 30, 2026. Unless otherwise stated, all amounts discussed below are net of foreign currency exchange fluctuations.

Traditional Reinsurance

	Three months ended June 30,			Six months ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$348	$339	$9	$687	$658	$29
Net investment income	65	66	(1)	127	131	(4)
Investment related gains (losses), net	2	—	2	3	1	2
Other revenues	—	1	(1)	1	—	1
Total segment revenues	415	406	9	818	790	28
Adjusted benefits and expenses
Adjusted claims and other policy benefits	328	318	10	644	613	31
Future policy benefits remeasurement (gains) losses	(2)	2	(4)	(3)	5	(8)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	39	43	(4)	75	84	(9)
Other operating expenses	12	15	(3)	26	28	(2)
Total adjusted benefits and expenses	377	378	(1)	742	730	12
Adjusted operating income before income taxes	$38	$28	$10	$76	$60	$16
Key metrics
Life reinsurance in force				$518.9 billion	$512.4 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$(2)	$2		$(3)	$5
Loss ratio (1)	93.7%	94.4%		93.3%	93.9%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	11.2%	12.7%		10.9%	12.8%
Other operating expenses as a percentage of net premiums	3.4%	4.4%		3.8%	4.3%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement (gains) losses.
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2026, were primarily due to favorable experience on group business in 2026 as compared to unfavorable experience in 2025. For the six months ended June 30, 2026, favorable foreign currency exchange fluctuations also contributed to the increase in adjusted operating income before income taxes.
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Segment revenues
•The increase in net premiums was primarily due to organic growth.
Adjusted benefits and expenses
•The decrease in the loss ratio was primarily due to favorable experience on group business in 2026 as compared to unfavorable experience in 2025.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Segment revenues
•The increase in net premiums was primarily due to organic growth and favorable foreign currency exchange fluctuations.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $27.0 billion and $26.3 billion during the six months ended June 30, 2026 and 2025, respectively.
Adjusted benefits and expenses
•The decrease in the loss ratio was primarily due to favorable experience on group business in 2026 as compared to unfavorable experience in 2025.

Financial Solutions

	Three months ended June 30,			Six months ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$44	$45	$(1)	$89	$97	$(8)
Net investment income	71	58	13	133	109	24
Investment related gains (losses), net	(2)	—	(2)	(3)	—	(3)
Other revenues	4	5	(1)	7	9	(2)
Total segment revenues	117	108	9	226	215	11
Adjusted benefits and expenses
Claims and other policy benefits	91	93	(2)	184	184	—
Future policy benefits remeasurement (gains) losses	1	—	1	—	—	—
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	5	4	1	11	9	2
Other operating expenses	2	2	—	3	2	1
Total adjusted benefits and expenses	99	99	—	198	195	3
Adjusted operating income before income taxes	$18	$9	$9	$28	$20	$8
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$1	$—		$—	$—
The increase in adjusted operating income before income taxes for the three months ended June 30, 2026, was primarily due to higher variable investment income. The increase in adjusted operating income before income taxes for the six months ended June 30, 2026, was primarily due to higher variable investment income, partially offset by less favorable experience in longevity and asset-intensive business in 2026.
Europe, Middle East and Africa Operations
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

	Three months ended June 30,			Six months ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Total segment revenues	1,111	975	136	2,252	1,829	423
Total adjusted benefits and expenses	939	841	98	1,898	1,555	343
Adjusted operating income before income taxes	$172	$134	$38	$354	$274	$80
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2026, were primarily due to higher net investment income resulting from business growth and favorable experience.
Foreign currency exchange fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations did not have impact on adjusted operating income before income taxes for the three months ended June 30, 2026, and an increase of $13 million for the six months ended June 30, 2026. Unless otherwise stated, all amounts discussed below are net of foreign currency exchange fluctuations.

Traditional Reinsurance

	Three months ended June 30,			Six months ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$568	$573	$(5)	$1,173	$1,113	$60
Net investment income	35	32	3	70	62	8
Investment related gains (losses), net	(1)	—	(1)	(1)	—	(1)
Other revenues	—	3	(3)	6	5	1
Total segment revenues	602	608	(6)	1,248	1,180	68
Adjusted benefits and expenses
Adjusted claims and other policy benefits	509	533	(24)	1,052	1,016	36
Future policy benefits remeasurement (gains) losses	(1)	6	(7)	(11)	(2)	(9)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	28	24	4	63	44	19
Other operating expenses	27	27	—	51	54	(3)
Total adjusted benefits and expenses	563	590	(27)	1,155	1,112	43
Adjusted operating income before income taxes	$39	$18	$21	$93	$68	$25
Key metrics
Life reinsurance in force				$1,069.3 billion	$1,117.7 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$(1)	$6		$(11)	$(2)
Loss ratio (1)	89.4%	94.1%		88.7%	91.1%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	4.9%	4.2%		5.4%	4.0%
Other operating expenses as a percentage of net premiums	4.8%	4.7%		4.3%	4.9%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement (gains) losses.
The increase in adjusted operating income before income taxes for the three months ended June 30, 2026, was primarily due to a decrease in adjusted claims and other policy benefits and favorable client adjustments. The increase in adjusted operating income before income taxes for the six months ended June 30, 2026, was primarily due to increased net premiums, offset by an increase in policy acquisition costs and other insurance expenses.
Segment revenues
•The segment added new life business production, measured by face amount of life reinsurance in force, of $80.2 billion and $97.5 billion during the six months ended June 30, 2026 and 2025, respectively.
Adjusted benefits and expenses
•The decreases in the loss ratios for the three and six months ended June 30, 2026, were primarily due to an improvement in mortality experience.

Financial Solutions

	Three months ended June 30,			Six months ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$346	$247	$99	$690	$436	$254
Net investment income	146	109	37	283	194	89
Investment related gains (losses), net	2	4	(2)	1	3	(2)
Other revenues	15	7	8	30	16	14
Total segment revenues	509	367	142	1,004	649	355
Adjusted benefits and expenses
Adjusted claims and other policy benefits	341	224	117	688	391	297
Future policy benefits remeasurement (gains) losses	1	(3)	4	(10)	(6)	(4)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	6	7	(1)	14	13	1
Policy acquisition costs and other insurance expenses	4	2	2	7	3	4
Other operating expenses	24	21	3	44	42	2
Total adjusted benefits and expenses	376	251	125	743	443	300
Adjusted operating income before income taxes	$133	$116	$17	$261	$206	$55
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$1	$(3)		$(10)	$(6)
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2026, were primarily due to increases in net premiums and net investment income, partially offset by an increase in adjusted claims and other policy benefits as a result of increased volumes of closed block longevity and asset-intensive business.
Segment revenues
•The increases in net premiums for the three and six months ended June 30, 2026, were primarily due to increased volumes on new and existing treaties.
•The increases in net investment income for the three and six months ended June 30, 2026, were primarily due to an increase in invested assets supporting the segment.
Adjusted benefits and expenses
•The increases in adjusted claims and other policy benefits for the three and six months ended June 30, 2026, were the result of increased volumes of closed block longevity and asset-intensive transactions.
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

	Three months ended June 30,			Six months ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Total segment revenues	1,512	1,263	249	2,957	2,434	523
Total adjusted benefits and expenses	1,263	1,082	181	2,518	2,088	430
Adjusted operating income before income taxes	$249	$181	$68	$439	$346	$93
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2026, were primarily due to higher net investment income and business growth in both traditional reinsurance and financial solutions.

Foreign currency exchange fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations resulted in decreases of $9 million in adjusted operating income before income taxes for the three and six months ended June 30, 2026. Unless otherwise stated, all amounts discussed below are net of foreign currency exchange fluctuations.
Traditional Reinsurance

	Three months ended June 30,			Six months ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$850	$816	$34	$1,710	$1,593	$117
Net investment income	85	72	13	167	143	24
Investment related gains (losses), net	3	1	2	3	—	3
Other revenues	(1)	—	(1)	7	3	4
Total segment revenues	937	889	48	1,887	1,739	148
Adjusted benefits and expenses
Adjusted claims and other policy benefits	722	701	21	1,448	1,372	76
Future policy benefits remeasurement (gains) losses	(5)	(8)	3	4	(26)	30
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	37	35	2	72	74	(2)
Other operating expenses	54	57	(3)	109	109	—
Total adjusted benefits and expenses	808	785	23	1,633	1,529	104
Adjusted operating income before income taxes	$129	$104	$25	$254	$210	$44
Key metrics
Life reinsurance in force				$562.6 billion	$568.7 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$(5)	$(8)		$4	$(26)
Loss ratio (1)	84.4%	84.9%		84.9%	84.5%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	4.4%	4.3%		4.2%	4.6%
Other operating expenses as a percentage of net premiums	6.4%	7.0%		6.4%	6.8%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement (gains) losses.
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2026, were primarily due to growth in traditional reinsurance business.
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Segment revenues
•The increase in segment revenues reflected growth in traditional reinsurance business through net premiums and net investment income.
Adjusted benefits and expenses
•The loss ratio was generally in line with the prior year period, reflecting stable underwriting experience.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Segment revenues
•The increase in net premiums was primarily due to continued traditional reinsurance business growth.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $48.1 billion and $28.8 billion during the six months ended June 30, 2026 and 2025, respectively.
Adjusted benefits and expenses
•The loss ratio was generally in line with the prior-year period, reflecting stable underwriting experience.

Financial Solutions

	Three months ended June 30,			Six months ended June 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$145	$117	$28	$295	$229	$66
Net investment income	402	247	155	721	443	278
Investment related gains (losses), net	17	10	7	29	17	12
Other revenues	11	—	11	25	6	19
Total segment revenues	575	374	201	1,070	695	375
Adjusted benefits and expenses
Adjusted claims and other policy benefits	174	158	16	396	303	93
Future policy benefits remeasurement (gains) losses	40	(2)	42	39	(5)	44
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	154	93	61	294	177	117
Policy acquisition costs and other insurance expenses	73	36	37	131	63	68
Other operating expenses	14	12	2	25	21	4
Total adjusted benefits and expenses	455	297	158	885	559	326
Adjusted operating income before income taxes	$120	$77	$43	$185	$136	$49
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$40	$(2)		$39	$(5)
The increases in adjusted operating income before income taxes for the three and six months ended June 30, 2026, were due to higher net investment income and new business growth.
The invested asset base supporting asset-intensive transactions increased to $38.6 billion as of June 30, 2026, from $26.9 billion as of June 30, 2025. The increase in the asset base compared to June 30, 2025, was primarily due to approximately $7.3 billion from recently executed transactions and net organic growth of $4.4 billion from existing in force blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $2.6 billion and $2.3 billion for the six months ended June 30, 2026 and 2025, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and, therefore, can fluctuate from period to period.
Segment revenues
•The increases in net premium for the three and six months ended June 30, 2026, were due to increased contributions from existing in-force blocks.
•The increases in net investment income for the three and six months ended June 30, 2026, were due to a growing asset base and higher variable investment income.
Adjusted benefits and expenses
•The increases in future policy benefits remeasurement losses for the three and six months ended June 30, 2026, were primarily due to client data update for an in-force block, which was offset by a corresponding change in adjusted claims and other policy benefits related to the same block.
•The increases in adjusted interest credited and policy acquisition costs and other insurance expenses for the three and six months ended June 30, 2026, were due to the growth of asset-intensive business.
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

	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment Revenues
Net premiums	$—	$—	$—	$—	$—	$—
Net investment income	182	166	16	331	295	36
Investment related gains (losses), net	2	3	(1)	3	6	(3)
Other revenues	38	18	20	67	23	44
Total segment revenues	222	187	35	401	324	77
Adjusted benefits and expenses
Adjusted claims and other policy benefits	—	—	—	—	—	—
Future policy benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	44	45	(1)	88	92	(4)
Policy acquisition costs and other insurance expenses	(22)	(19)	(3)	(37)	(38)	1
Other operating expenses	134	103	31	251	202	49
Interest expense	101	90	11	199	170	29
Total benefits and expenses	257	219	38	501	426	75
Adjusted operating income (loss) before income taxes	$(35)	$(32)	$(3)	$(100)	$(102)	$2
The increase in adjusted operating loss before income taxes for the three months ended June 30, 2026, was primarily due to increases in other operating expenses and interest credited, partially offset by increases in net investment income and other revenues. The decrease in adjusted operating loss before income taxes for the six months ended June 30, 2026, was primarily due to increases in net investment income and other revenues, partially offset by increases in other operating expenses and interest expense.
Segment revenues
•The increases in net investment income for the three and six months ended June 30, 2026, were primarily due to an increase in yield primarily due to an increase in variable investment income.
•The increases in other revenues for the three and six months ended June 30, 2026, were primarily due to income earned on a note receivable.
Adjusted benefits and expenses
•The increases in other operating expenses for the three and six months ended June 30, 2026, were primarily due to an increase in compensation expense.
•The increases in interest expense for the three and six months ended June 30, 2026, were primarily due to an increase in outstanding debt and repurchase agreements.
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
Current Market Environment
The Company’s average investment yield, excluding spread related business, for the three months ended June 30, 2026, was 5.33%, 2 basis points above the same period in 2025. The average yield will vary from year to year depending on several variables, including the prevailing risk-free interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from limited partnerships and real estate joint ventures will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments. See additional discussion of investment yield under “Investments”

below. Gross unrealized gains on fixed maturity securities available-for-sale increased from $1.7 billion at December 31, 2025, to $1.4 billion at June 30, 2026, and gross unrealized losses increased from $7.0 billion at December 31, 2025, to $8.2 billion at June 30, 2026.
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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. The primary sources of RGA’s liquidity include proceeds from its capital-raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance Company (“RGA Reinsurance”), RGA Life and Annuity Insurance Company (“RGA Life and Annuity”) and Rockwood Reinsurance Company (“Rockwood Re”), and dividends from operating subsidiaries. As the Company continues to operate its business and manage capital, RGA will continue to be dependent upon these sources of liquidity. The following tables present comparative information for RGA (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest and dividend income	$511	$86	$551	$119
Interest expense	77	71	149	134
Capital contributions to subsidiaries	354	5	362	15
Issuance of unaffiliated debt	—	—	400	700
Dividends to shareholders	61	59	122	118

	June 30, 2026	December 31, 2025
Cash and invested assets	$1,164	$1,360
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
On January 29, 2026, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the six months ended June 30, 2026, the Company repurchased 459,391 shares of common stock under this program. As of June 30, 2026, the aggregate amount remaining under the Company’s share repurchase authorization was approximately $400 million.
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

Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Six months ended June 30,
	2026	2025
Dividends to shareholders	$122	$118
Purchase of common stock (1)	100	—
Total amount paid to shareholders	$222	$118

Number of common shares purchased (1)	459,391	—
Average price per share	$217.68	$—
(1)Excludes shares utilized to execute and settle certain stock incentive awards.
In July 2026, RGA’s board of directors declared a quarterly dividend of $0.98 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. On March 13, 2023, the Company entered into a syndicated revolving credit facility with a five year term and an overall capacity of $850 million. As of June 30, 2026, the Company had no cash borrowings outstanding and no letters of credit issued under this facility. Under the terms of this facility, the Company is required to maintain a minimum consolidated net worth of $5.8 billion. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted RGA Inc.’s shareholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the Company’s various debt agreements. Additionally, the Company’s debt agreements contain cross-acceleration covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness.
As of both June 30, 2026 and December 31, 2025, the Company had $5.8 billion in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of June 30, 2026 and December 31, 2025, the average interest rate on long-term debt outstanding was 5.38% and 5.33%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
On March 3, 2026, the Company issued 6.375% fixed-rate reset subordinated debentures due 2056 with a face amount of $400 million and used the net proceeds for general corporate purposes. Capitalized issuance costs were $5 million.
On May 1, 2026, a notice of redemption was issued to the holders of all of the Company’s outstanding $400 million aggregate principal amount 5.75% Fixed-to-Floating Rate Subordinated Debentures due 2056 (the “2056 Debentures”) in accordance with the terms of the indenture governing the 2056 Debentures. The 2056 Debentures were redeemed in full on June 15, 2026, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest thereon.
Based on the historic cash flows and the current financial results of the Company, management believes that RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next twelve months.

Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At June 30, 2026, there were approximately $299 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company retrocedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S., Canada and U.K. The Company believes that the capital required to support the business retroceded to its affiliates reflects more realistic expectations than the original jurisdiction in which the business was written, where capital requirements are often considered to be quite conservative. As of June 30, 2026, $1.2 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand includes the following:
•A revolving credit facility under which the Company had availability of $850 million as of June 30, 2026.
•$289 million of funds available through collateralized borrowings from the FHLB as of June 30, 2026.
•A 30-year facility agreement with a Delaware trust that gives the Company the right, from time to time, to issue up to $1.0 billion of its 6.722% senior notes due 2055 in exchange for a corresponding amount of U.S. Treasury securities held by the trust. The Company can redeem the 6.722% senior notes due 2055 at any time, in whole or in part, at a price equal to the greater of par or a make-whole redemption price. There have been no senior note issuances by the Company under this facility agreement.
In addition to these facilities, the Company’s subsidiaries, RGA Reinsurance Company (“RGA Re”) and RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), maintain a $200 million committed credit facility to provide contingent capital to RGA Re and RGA Americas. As of June 30, 2026, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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

Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are for the six months ended June 30, 2025 and 2026, respectively are summarized as follows (dollars in millions):

	Six months ended June 30,
	2026	2025
Sources:
Net cash provided by operating activities	$3,357	$2,249
Proceeds from long-term debt issuance, net	395	691
Treasury stock reissued	5	—
Change in cash collateral for derivative positions and other arrangements	—	130
Change in deposit asset on reinsurance	95	105
Net deposits to investment-type policies and contracts	3,772	1,839
Effect of exchange rate changes on cash	—	106
Total sources	7,624	5,120

Uses:
Net cash used in investing activities	5,643	2,872
Dividends to shareholders	122	118
Principal payments of long-term debt	402	2
Purchase of treasury stock	146	38
Change in cash collateral for derivative positions and other arrangements	158	—
Effect of exchange rate changes on cash	33	—
Total uses	6,504	3,030
Net change in cash and cash equivalents	$1,120	$2,090
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2025 Annual Report, except for the following:
•The Company’s contractual obligations associated with long-term debt, including interest, increased at June 30, 2026, due to the Company’s issuance of $400 million in subordinated debentures on March 3, 2026. On June 15, 2026, the Company’s outstanding $400 million aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Debentures due 2056 (the “2056 Debentures”) were redeemed in full at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest thereon. See Note 16 – “Financing Activities” for further information.

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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $5.7 billion and $4.5 billion at June 30, 2026 and December 31, 2025, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $64 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB was $1.2 billion and $1.3 billion at June 30, 2026 and December 31, 2025, respectively, which is included in interest-sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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

Portfolio Composition
The Company had total cash and invested assets of $144.6 billion and $134.6 billion as of June 30, 2026 and December 31, 2025, respectively, as illustrated below (dollars in millions):

	June 30, 2026	% of Total	December 31, 2025	% of Total
Fixed maturity securities available-for-sale - public	$95,867	66.3%	$88,993	66.2%
Fixed maturity securities available-for-sale - private	13,403	9.3	12,776	9.5
Equity securities	302	0.2	311	0.2
Mortgage loans	11,927	8.2	11,104	8.2
Policy loans	3,635	2.5	3,541	2.6
Funds withheld at interest	8,140	5.6	8,149	6.1
Limited partnerships and real estate joint ventures	4,109	2.8	3,747	2.8
Short-term investments	378	0.3	346	0.3
Other invested assets	1,585	1.1	1,514	1.1
Cash and cash equivalents	5,288	3.7	4,168	3.0
Total cash and invested assets	$144,634	100.0%	$134,649	100.0%
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

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Increase / (Decrease)	2026	2025	Increase / (Decrease)
Average invested assets at amortized cost	$50,179	$45,664	$4,515	$49,550	$44,566	$4,984
Net investment income	$656	$595	$61	$1,255	$1,097	$158
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	5.33%	5.31%	2 bps	5.13%	4.98%	15 bps
VII (included in net investment income)	$63	$59	$4	$89	$53	$36
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.96%	4.98%	(2) bps	4.90%	4.94%	(4) bps
Investment yield increased for the three months ended June 30, 2026, in comparison to the same period in the prior year, primarily due to increased variable income from make-whole premiums, slightly offset by lower yield on cash and cash equivalents. Investment yield increased for the six months ended June 30, 2026, in comparison to the same period in the prior year, primarily due to increased variable income from limited partnerships, real estate joint ventures, and make-whole premiums, slightly offset by lower yield on cash and cash equivalents.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of June 30, 2026 and December 31, 2025.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. As of June 30, 2026 and December 31, 2025, approximately 94.4% and 94.3%, respectively, of total fixed maturity securities were investment grade.
The Company owns floating rate securities that represented approximately 8.2% and 8.9% of total fixed maturity securities as of June 30, 2026 and December 31, 2025, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to enhance asset management strategies and match certain interest-sensitive contract liabilities.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 70.3% and 68.5% of total fixed maturity securities as of June 30, 2026 and December 31, 2025, respectively. See “Corporate Fixed Maturity Securities” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, the Company’s investments in Canadian government securities represented 4.5% and 5.1%, respectively, of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
As of June 30, 2026 and December 31, 2025, the Company’s investments in Japanese government securities represented 6.2% and 4.6%, respectively, of total fixed maturity securities. These assets are primarily long duration government bonds matching the liability profile of the Company’s Japanese business.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of June 30, 2026 and December 31, 2025 was as follows (dollars in millions):

		June 30, 2026			December 31, 2025
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$75,705	$70,051	64.1%	$69,007	$64,571	63.4%
2	BBB	34,296	33,155	30.3	32,330	31,423	30.9
3	BB	3,677	3,604	3.3	4,815	4,823	4.8
4	B	2,040	2,043	1.9	714	632	0.6
5	CCC and lower	491	359	0.3	356	294	0.3
6	In or near default	99	58	0.1	42	26	—
	Total	$116,308	$109,270	100.0%	$107,264	$101,769	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026			December 31, 2025
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
ABS:
Collateralized loan obligations (“CLOs”)	$2,217	$2,214	19.5%	$2,486	$2,481	22.4%
ABS, excluding CLOs	4,997	4,846	42.5	4,992	4,888	44.0
Total ABS	7,214	7,060	62.0	7,478	7,369	66.4
CMBS	2,515	2,478	21.8	2,179	2,162	19.5
RMBS:
Agency	343	305	2.7	359	324	2.9
Non-agency	1,560	1,539	13.5	1,256	1,245	11.2
Total RMBS	1,903	1,844	16.2	1,615	1,569	14.1
Total	$11,632	$11,382	100.0%	$11,272	$11,100	100.0%
The Company’s ABS portfolio primarily consists of CLOs, rated note feeders and NAV loans. The principal risks in holding ABS are structural, credit, capital market and interest rate risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements that include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
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
As of June 30, 2026 and December 31, 2025, the Company classified approximately 13.0% and 13.5%, respectively, of its fixed maturity securities in the Level 3 category. Refer to Note 12 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information. These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Lending and Repurchase/Reverse Repurchase Agreements” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities lending and repurchase/reverse repurchase agreements.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and U.K. based investments primarily in retail locations, light industrial properties, and commercial offices. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Mortgage loans in the Company’s portfolio range in size up to $57 million, with an average mortgage loan investment as of June 30, 2026, of $7 million.
As of June 30, 2026 and December 31, 2025, the Company’s recorded investments in mortgage loans, gross of unamortized deferred loan origination fees and expenses, discounts and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	June 30, 2026		December 31, 2025
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$4,335	35.8%	$4,119	36.6%
South	4,193	34.7	3,689	32.7
Midwest	1,868	15.4	1,677	14.9
Northeast	775	6.4	793	7.0
Subtotal – U.S.	11,171	92.3	10,278	91.2
Canada	714	5.9	758	6.7
United Kingdom	212	1.8	232	2.1
Total	$12,097	100.0%	$11,268	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the 2025 Annual Report and “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.

Allowance for Credit Losses and Impairments
The table below summarizes investment related gains (losses), net related to allowances for credit losses and impairments for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Change in allowance for credit losses on fixed maturity securities	$(14)	$(29)	$(36)	$(35)
Impairments on fixed maturity securities	—	(2)	(1)	(2)
Change in mortgage loan allowance for credit losses	(12)	(18)	(10)	(14)
Limited partnership and real estate joint ventures impairment losses	(7)	(16)	(29)	(21)
Other change in allowance for credit losses and impairments	(3)	(3)	(3)	(4)
Investment related gains (losses) related to credit losses and impairments	$(36)	$(68)	$(79)	$(76)
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes analyzing whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2025 Annual Report for additional information.
As of June 30, 2026 and December 31, 2025, the Company had $8.2 billion and $7.0 billion, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of June 30, 2026 and December 31, 2025.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld by the ceding company and are legally owned by the ceding company. The Company reflects these assets on its balance sheet as funds withheld at interest. Interest accrues on the total funds withheld at rates defined by the terms of the applicable reinsurance agreement. The Company is subject to the investment performance on such assets, although the Company does not directly control them because such assets are legally owned by the ceding company. To mitigate this risk, investment guidelines are commonly set in the reinsurance agreements which restrict the ceding company’s investment activity with respect to such assets. The Company monitors the ceding company’s compliance with these contractual restrictions. These assets are primarily fixed maturity investment securities and pose investment risks similar to the fixed maturity securities owned by the Company. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of June 30, 2026 and December 31, 2025. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets primarily include lifetime mortgages, derivative contracts, FHLB common stock and real estate held for investment. See “Other Invested Assets” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of June 30, 2026 and December 31, 2025.
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
See Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of June 30, 2026 and December 31, 2025.

The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of June 30, 2026, the Company had credit exposure of $16 million.
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
The Company holds $1,251 million and $1,197 million of beneficial interest in lifetime mortgages in the U.K., net of allowance for credit losses, as of June 30, 2026 and December 31, 2025, respectively. Investment income includes $18 million and $14 million in interest income earned on lifetime mortgages for the three months ended June 30, 2026 and 2025, respectively, and $34 million and $27 million in interest income earned on lifetime mortgages for the six months ended June 30, 2026 and 2025, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product. As of June 30, 2026, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2025, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2025, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes the Company’s repurchase activity of its common stock during the quarter ended June 30, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2026– April 30, 2026	3,422	$209.96	—	$450,000,136
May 1, 2026 – May 31, 2026	237,093	$213.90	233,753	$400,000,325
June 1, 2026 – June 30, 2026	4,270	$208.47	—	$400,000,325
(1)The Company repurchased 233,753 shares of common stock under its share repurchase program in May 2026. The Company net settled – issuing 7,445, 9,603 and 10,497 shares from treasury and repurchasing from recipients 3,442, 3,340 and 4,270 shares in April, May and June 2026, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 29, 2026, the board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the six months ended June 30, 2026, the Company repurchased 459,391 shares of common stock under this program. As of June 30, 2026, the aggregate amount remaining under the Company’s share repurchase authorization was approximately $400 million.
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
ITEM 5.  Other Information
During the six months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6.  Exhibits
See index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, effective May 21, 2020, incorporated by reference to Exhibit 3.1(i) to Current Report on Form 8-K filed May 22, 2020

3.2	Amended and Restated Bylaws, effective December 20, 2022, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 20, 2022

10.1	Reinsurance Group of America, Incorporated Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 21, 2026*

31.1	Certification of Chief Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement.

GLOSSARY OF SELECTED TERMS
Throughout this quarterly report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.
Entities

Term or Acronym	Definition
RGA Reinsurance	RGA Reinsurance Company
Rockwood Re	Rockwood Reinsurance Company
Castlewood Re	Castlewood Reinsurance Company
Chesterfield Re	Chesterfield Reinsurance Company
RGA Life and Annuity	RGA Life and Annuity Insurance Company
RGA Canada	RGA Life Reinsurance Company of Canada
RGA Barbados	RGA Reinsurance Company (Barbados) Ltd.
RGA Americas	RGA Americas Reinsurance Company, Ltd.
Manor Re	Manor Reinsurance, Ltd.
RGA Worldwide	RGA Worldwide Reinsurance Company, Ltd.
RGA Global	RGA Global Reinsurance Company, Ltd.
RGA Australia	RGA Reinsurance Company of Australia Limited
RGA International	RGA International Reinsurance Company dac
Aurora National	Aurora National Life Assurance Company
Omnilife	Omnilife Insurance Company, Limited
Papara	Papara Financing LLC
Certain Terms and Acronyms

Term or Acronym	Definition
A.M. Best	A.M. Best Company
ABS	Asset-backed securities
Actuary	A specialist in the mathematics of risk, especially as it relates to insurance calculations such as premiums, reserves, dividends, insurance rates and annuity rates.
Allowance	An amount paid by the reinsurer to the ceding company to help cover the ceding company’s acquisition and other costs, especially commissions. Allowances are usually calculated as a large percentage (often 100%) of first-year premiums reinsured and smaller percentages of renewal premiums reinsured.
AOCI	Accumulated other comprehensive income (loss)
Asset-Intensive Reinsurance	A transaction (usually coinsurance or funds withheld and often involving reinsurance of annuities) where performance of the underlying assets, more so than any mortality risk, is a key element.
Assumed reinsurance	Insurance risk that a reinsurer accepts (assumes) from a ceding company.
ASU	Accounting Standards Update
Automatic Reinsurance	Reinsurance arrangement whereby the ceding company and reinsurer agree that all business of a certain description will be ceded to the reinsurer. Under this arrangement, the ceding company performs underwriting decision-making within agreed-upon parameters for all business reinsured.
Bermuda Insurance Act	Bermuda’s Insurance Act 1978 which distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business.
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
Capital-motivated reinsurance	Reinsurance, including financial reinsurance, whose primary purpose is to enhance the cedant’s capital position.
Captive insurer	An insurance or reinsurance entity designed to provide insurance or reinsurance coverage for risks of the entity or entities by which it is owned or to which it is affiliated.
Ceding company (also known as cedant)	An insurer that transfers, or cedes, risk to a reinsurer.
CEO	RGA’s Chief Executive Officer
Cession	The insurance risk associated with a policy that is reinsured from an insurer to a reinsurer.
CFO	RGA’s Chief Financial Officer
CIO	Chief Information Officer
CISO	RGA’s Global Chief Information Security and Privacy officer
CLOs	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities, a part of the Company’s investment portfolio that consists of securities made up of commercial mortgages. Stated on the balance sheet at fair value.
Coinsurance (also known as original terms reinsurance)	A form of reinsurance under which the ceding company shares its premiums, death claims, surrender benefits, dividends and policy loans with the reinsurer, and the reinsurer pays expense allowances to reimburse the ceding company for a share of its expenses.

Coinsurance funds-withheld	A variant on coinsurance, in which the ceding company withholds assets equal to reserves and shares investment income on those assets with the reinsurer.
Counterparty	A party to a contract requiring or offering the exchange of risk.
Counterparty risk	The risk that a party to an agreement will be unable to fulfill its contractual obligations.
CPI	Consumer price index
Critical illness (CI) insurance (also known as dread disease insurance)	Insurance that provides a guaranteed fixed sum upon diagnosis of a specified illness or condition such as cancer, heart disease, or permanent total disability. The coverage can be offered on a stand-alone basis or as an add-on to a life insurance policy.
CRO	RGA’s Chief Risk Officer
CVA	Credit valuation adjustment
DAC	Deferred policy acquisition costs: Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits.
EBITDA	Earnings before interest, taxes, depreciation and amortization
EBS	Economic balance sheet framework as part of the Bermuda Solvency Capital Requirement that forms the basis for an insurer’s enhanced capital requirements.
ECR	Enhanced capital requirement in accordance with the provisions of the Bermuda Insurance Act.
EEA	European Economic Area
EIAs	Equity-Indexed Annuities
EMEA	Europe, Middle East and Africa geographic segment
Enterprise Risk Management (ERM)	An enterprise-wide framework used by a firm to assess all risks facing the organization, manage mitigation strategies, monitor ongoing risks and report to interested audiences.
ESG	Environmental, social and governance
EU	European Union
Expected mortality	Number of deaths predicted to occur in a defined group of people.
FABN	Funding Agreement Backed Note
Face amount	Amount payable at the death of the insured or at the maturity of the policy.
Facultative reinsurance	A type of reinsurance in which the reinsurer underwrites an individual risk submitted by the ceding company for a risk that is unusual, large, highly substandard or not covered by an automatic reinsurance treaty. Such risks are typically submitted to multiple reinsurers for competitive offers.
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FIA	Fixed indexed annuities
Financial reinsurance (also known as financially motivated reinsurance)	A form of capital-motivated reinsurance that satisfies all regulatory requirements for risk transfer and is often designed to produce very predictable reinsurer profits as a percentage of the capital provided
FSB	Financial Stability Board which consists of representatives of national financial authorities of the G20 nations.
FVO	Fair value option
GAAP	U.S. generally accepted accounting principles
GDPR	General Data Protection Regulation which establishes uniform data privacy laws across the European Union.
GICs	Guaranteed investment contracts
GILTI	Global intangible low-taxed income; a provision of U.S. Tax Reform that generally eliminates U.S. Federal income tax deferral on earnings of foreign subsidiaries.
GloBE	Model Global Anti-Base Erosion rules developed by the Organization for Economic Cooperation and Development
GMAB	Guaranteed minimum accumulation benefits; a feature of some variable annuities that the Company reinsures
GMDB	Guaranteed minimum death benefits; a feature of some variable annuities that the Company reinsures
GMIB	Guaranteed minimum income benefits; a feature of some variable annuities that the Company reinsures
GMWB	Guaranteed minimum withdrawal benefits; a feature of some variable annuities that the Company reinsures
Group life insurance	Insurance policy under which the lives of a group of people, most commonly employees of a single company, are insured in accordance with the terms of one master contract.
Guaranteed issue life insurance	Insurance products that are guaranteed upon application, regardless of past health conditions.
IAIG	Internationally Active Insurance Group
IAIS	International Association of Insurance Supervisors
IBNR	Incurred but not reported; a liability on claims that are based on historical reporting patterns but have not yet been reported.
Individual life insurance	An insurance policy that insures the life of usually one and sometimes two or more related individuals, rather than a group of people.
In force sum insured	A measure of insurance in effect at a specific date.
ISO	International Organization Standardization
Liquidity position	Combination of the Company’s cash, cash equivalents and short-term investments
Longevity product	An insurance product that mitigates longevity risk by providing a stream of income for the duration of the policyholder’s life.

Loss ratio	Claims and other policy benefits and Future policy benefits remeasurement (gains) losses as a percentage of net premiums.
Market risk benefits	Contracts or contract features that provide protection to the policyholder from capital market risk and expose the Company to other-than-nominal capital market risk and are measured at fair value.
MDCI	Missouri Department of Commerce and Insurance
MSM	Minimum solvency margin required to be maintained by the Company's Bermuda subsidiaries.
Modco	Modified coinsurance
Modified coinsurance	A variant on coinsurance in which the ceding company retains all the reserves, as well as assets backing reserves, and pays the reinsurer interest on the reinsurer’s share of the reserves.
Moody’s	Moody’s Investors Service
Morbidity	A measure of the incidence of sickness or disease within a specific population group.
Mortality experience	Actual number of deaths occurring in a defined group of people.
Mortality risk reinsurance	Reinsurance that focuses primarily on transfer of mortality risk through coinsurance of term products or YRT.
NAIC	National Association of Insurance Commissioners
NAIC SAP	NAIC statutory accounting practices
NAV	Net asset value
Net Premium Ratio (NPR)	The NPR equals the present value of benefits divided by the present value of gross premiums.
NIFO	Net investments in foreign operations
NIST	National Institute of Standards and Technology
NOL	Net operating loss
Non-traditional reinsurance	Usually synonymous with capital-motivated reinsurance but includes any reinsurance of non-biometrical risks.
NYSE	New York Stock Exchange: the exchange where RGA is traded under the symbol “RGA”
OAS	Option-adjusted spread
OCI	Other comprehensive income (loss)
OTC	Derivatives that are privately negotiated contracts, which are known as over-the-counter derivatives.
OTC Cleared	OTC derivatives that are cleared and settled through central clearing counterparties.
PBR	Principles-based reserves
PCAOB	Public Company Accounting Oversight Board (United States)
Pension Plans	The Company’s sponsored or administrated qualified and non-qualified defined benefit pension plans.
Portfolio	The totality of risks assumed by an insurer or reinsurer.
Premium	Amount paid to insure a risk.
Primary insurance (also known as direct insurance)	Insurance business relating to contracts directly between insurers and policyholders. The insurance company is directly responsible to the policyholder.
Production	New business produced during a specified period.
PRT	Pension Risk Transfer
Quota share (also known as 'first dollar' quota share)	A reinsurance arrangement in which the reinsurer receives a certain percentage of each risk reinsured.
RBC	Risk-Based Capital, which are guidelines promulgated by the NAIC and identify minimum capital requirements based upon business levels and asset mix.
Recapture	The right of the ceding company to cancel reinsurance under certain conditions.
Regulation XXX/Regulation A-XXX	U.S. Valuation of Life Policies Model Regulation implemented beginning in 2002 for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products.
Reinsurance	The transfer of insurance risk from an insurer, referred to as the ceding company, to a reinsurer, in conjunction with the payment of a reinsurance premium. Through reinsurance, a reinsurer ‘insures’ an insurer.
Reserves	The amount required to be carried as a liability in the financial statement of an insurer or reinsurer to provide for future commitments under outstanding policies and contracts.
Retakaful	A form of reinsurance that is acceptable within Islamic law. See Takaful.
Retention limit	The maximum amount of risk a company will insure on one life.
Retrocession	A transfer of reinsurance risk from a reinsurer to another reinsurer, referred to as the retrocessionaire, in conjunction with the payment of a retrocession premium. Through retrocession, a retrocessionaire reinsures a reinsurer.
Retrocessionaire	A reinsurer that reinsures another reinsurer; see Retrocession.
RMBS	Residential mortgage-backed securities, a part of the Company’s investment portfolio that consists of securities made up of residential mortgages. Stated on the balance sheet at fair value.
RMSC	The Company’s Risk Management Steering Committee
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
Securitization	The structuring of financial assets as collateral against which securities can be issued to investors.
SOFR	Secured Overnight Financing Rate

SPLRC	Special Purpose Life Reinsurance Captives
Statutory capital	The excess of statutory assets over statutory reserves, both of which are calculated in accordance with standards established by insurance regulators.
Takaful	A form of insurance that is acceptable within Islamic law, and that is devised upon the principles of mutual advantage and group security.
Tele-underwriting	A telephone interview process, during which an applicant’s qualifications to be insured are assessed.
The “Plan”	RGA Flexible Stock Plan
The Board	RGA’s board of directors
The Companies Act	The Bermuda’s Companies Act of 1981
The Company	Reinsurance Group of America, Incorporated and its subsidiaries, all of which are wholly owned, collectively.
Treaty (also known as a contract)	A reinsurance agreement between a reinsurer and a ceding company. The three most common types of reinsurance treaties are YRT (yearly renewable term), coinsurance and modified coinsurance. The three most common methods of accepting reinsurance are automatic, facultative and facultative-obligatory.
TVaR	Tail Value-at-Risk used for calculated capital requirement for Bermuda subsidiaries.
UAE	United Arab Emirates
U.K.	United Kingdom
UL	Universal life insurance
Underwriting	The process that assesses the risk inherent in an application for insurance prior to acceptance of the policy.
Valuation	The periodic calculation of reserves, the funds that insurance companies are required to hold in order satisfy all future insurance obligations.
Variable life insurance	A form of whole life insurance under which the death benefit and the cash value of the policy fluctuate according to the performance of an investment fund. Most variable life insurance policies guarantee that the death benefit will not fall below a specified minimum.
VII	Variable investment income

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: August 7, 2026	By:	/s/ Tony Cheng
Tony Cheng
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 7, 2026	By:	/s/ Laura Cockrill
Laura Cockrill
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)