Form 10-Q
period 2026-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2026-11-06
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
 OR
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
As of October 26, 2026, 65,049,910 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $121,126 and $107,264; allowance for credit losses of $216 and $210)	$107,757	$101,769
Equity securities, at fair value	239	311
Mortgage loans (net of allowance for credit losses of $142 and $117)	12,162	11,104
Policy loans	3,372	3,541
Funds withheld at interest	7,870	8,149
Limited partnerships and real estate joint ventures	4,427	3,747
Short-term investments	393	346
Other invested assets	1,547	1,514
Total investments	137,767	130,481
Cash and cash equivalents	4,648	4,168
Accrued investment income	1,494	1,296
Premiums receivable and other reinsurance balances	4,920	4,475
Reinsurance ceded receivables and other	10,165	7,175
Deferred policy acquisition costs and other	6,420	6,079
Other assets	4,106	2,916
Total assets	$169,520	$156,590
Liabilities and equity
Future policy benefits	$71,288	$66,425
Interest-sensitive contract liabilities	58,993	52,095
Market risk benefits, at fair value	204	234
Other policy claims and benefits	3,067	3,011
Other reinsurance balances	1,532	1,888
Income taxes	2,811	2,998
Funds withheld payable	10,168	6,805
Other liabilities	4,421	3,873
Long-term debt	5,310	5,710
Total liabilities	157,794	143,039
Commitments and contingent liabilities (See Note 14)
Equity
Preferred stock (par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding)	—	—
Common stock (par value $0.01 per share, 140,000,000 shares authorized, 85,310,598 shares issued at September 30, 2026 and December 31, 2025)	1	1
Additional paid-in-capital	2,693	2,640
Retained earnings	11,161	10,151
Treasury stock, at cost (20,267,585 and 19,846,934 shares at September 30, 2026 and December 31, 2025)	(2,179)	(2,013)
Accumulated other comprehensive (loss) income	(40)	2,682
Total RGA, Inc. shareholders’ equity	11,636	13,461
Noncontrolling interest	90	90
Total equity	11,726	13,551
Total liabilities and equity	$169,520	$156,590
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues
Net premiums	$5,352	$4,280	$14,419	$12,450
Net investment income	1,934	1,475	5,499	4,115
Investment related gains (losses), net	(85)	13	(331)	(110)
Other revenues	349	436	1,094	608
Total revenues	7,550	6,204	20,681	17,063
Benefits and expenses
Claims and other policy benefits	5,420	4,356	14,519	12,223
Future policy benefits remeasurement (gains) losses	(40)	85	(41)	97
Market risk benefits remeasurement (gains) losses	(26)	(1)	(30)	11
Interest credited	533	547	1,630	1,160
Policy acquisition costs and other insurance expenses	586	471	1,606	1,321
Other operating expenses	357	328	1,031	953
Interest expense	96	98	296	268
Total benefits and expenses	6,926	5,884	19,011	16,033
Income before income taxes	624	320	1,670	1,030
Provision for income taxes	167	65	418	306
Net income	457	255	1,252	724
Net income attributable to noncontrolling interest	1	2	4	5
Net income available to RGA, Inc. shareholders	$456	$253	$1,248	$719

Earnings per share
Basic earnings per share	$6.98	$3.85	$19.09	$10.89
Diluted earnings per share	$6.92	$3.81	$18.91	$10.78
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Comprehensive income (loss)
Net income	$457	$255	$1,252	$724
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	—	(47)	(2)	102
Net unrealized investment gains (losses)	(4,904)	698	(6,194)	327
Effect of updating discount rates on future policy benefits	2,511	149	3,467	1,270
Change in instrument-specific credit risk for market risk benefits	3	(2)	1	(1)
Defined benefit pension and postretirement plan adjustments	2	2	6	5
Total other comprehensive income (loss), net of income taxes	(2,388)	800	(2,722)	1,703
Total comprehensive income	(1,931)	1,055	(1,470)	2,427
Comprehensive income attributable to noncontrolling interest	1	2	4	5
Total comprehensive income attributable to RGA, Inc.	$(1,932)	$1,053	$(1,474)	$2,422
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions except per share amounts)
(Unaudited)

	Three months ended September 30, 2026 and 2025
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2026	$1	$2,678	$10,774	$(2,107)	$2,348	$13,694	$90	$13,784
Change in equity of noncontrolling interest							(1)	(1)
Net income			456			456	1	457
Other comprehensive income (loss), net of income taxes					(2,388)	(2,388)		(2,388)
Dividends to shareholders, $0.98 per share			(64)			(64)		(64)
Share repurchase program				(75)		(75)		(75)
Equity based plans, net of shares withheld for taxes		15	(5)	3		13		13
Balance, September 30, 2026	$1	$2,693	$11,161	$(2,179)	$(40)	$11,636	$90	$11,726

Balance, June 30, 2025	$1	$2,624	$9,563	$(1,887)	$1,752	$12,053	$90	$12,143
Change in equity of noncontrolling interest							(2)	(2)
Net income			253			253	2	255
Other comprehensive income (loss), net of income taxes					800	800		800
Dividends to shareholders, $0.93 per share			(61)			(61)		(61)
Share repurchase program				(75)		(75)		(75)
Equity based plans, net of shares withheld for taxes		4	2	2		8		8
Balance, September 30, 2025	$1	$2,628	$9,757	$(1,960)	$2,552	$12,978	$90	$13,068

	Nine months ended September 30, 2026 and 2025
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total RGA, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2025	$1	$2,640	$10,151	$(2,013)	$2,682	$13,461	$90	$13,551
Change in equity of noncontrolling interest							(4)	(4)
Net income			1,248			1,248	4	1,252
Other comprehensive income (loss), net of income taxes					(2,722)	(2,722)		(2,722)
Dividends to shareholders, $2.84 per share			(186)			(186)		(186)
Share repurchase program				(175)		(175)		(175)
Equity based plans, net of shares withheld for taxes		53	(52)	9		10		10
Balance, September 30, 2026	$1	$2,693	$11,161	$(2,179)	$(40)	$11,636	$90	$11,726

Balance, December 31, 2024	$1	$2,600	$9,255	$(1,889)	$849	$10,816	$90	$10,906
Change in equity of noncontrolling interest							(5)	(5)
Net income			719			719	5	724
Other comprehensive income (loss), net of income taxes					1,703	1,703		1,703
Dividends to shareholders, $2.71 per share			(179)			(179)		(179)
Share repurchase program				(75)		(75)		(75)
Equity based plans, net of shares withheld for taxes		28	(38)	4		(6)		(6)
Balance, September 30, 2025	$1	$2,628	$9,757	$(1,960)	$2,552	$12,978	$90	$13,068

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine months ended September 30,
	2026	2025

Net cash provided by operating activities	$4,712	$3,239
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	22,564	20,807
Purchases of fixed maturity securities available-for-sale	(32,179)	(27,838)
Maturities of fixed maturity securities available-for-sale	867	929
Sales of equity securities	75	59
Purchases of equity securities	(4)	(1)
Principal payments on mortgage loans	1,046	611
Cash invested in mortgage loans	(2,156)	(2,246)
Net deposits in funds withheld at interest	467	305
Sales of limited partnerships and real estate joint ventures	572	336
Purchases of limited partnerships and real estate joint ventures	(984)	(841)
Sales of short-term investments	423	859
Purchases of short-term investments	(770)	(1,204)
Maturities of short-term investments	344	503
Change in other invested assets	(140)	(219)
Purchase of note receivable	—	(1,012)
Principal payment on note receivable	—	3
Other, net	109	125
Net cash used in investing activities	(9,766)	(8,824)
Cash flows from financing activities
Dividends to shareholders	(186)	(179)
Proceeds from long-term debt issuance, net	395	691
Principal payments of long-term debt	(803)	(3)
Purchases of treasury stock	(228)	(113)
Treasury stock reissued	10	4
Change in cash collateral for derivatives and repurchase/reverse repurchase agreements	(270)	1,222
Change in deposit asset on reinsurance	(114)	144
Deposits on investment-type policies and contracts	11,336	8,367
Withdrawals on investment-type policies and contracts	(4,596)	(3,320)
Net cash provided by financing activities	5,544	6,813
Effect of exchange rate changes on cash	(10)	71
Change in cash and cash equivalents	480	1,299
Cash and cash equivalents, beginning of period	4,168	3,326
Cash and cash equivalents, end of period	$4,648	$4,625
Supplemental disclosures of cash flow information
Interest paid	$231	$200
Income taxes paid, net of refunds	$105	$184
Non-cash investing activities
Transfer of invested assets	$5,595	$15,981
Right-of-use assets acquired through operating leases	$1	$10
Non-cash financing activities
Non-cash deposit on reinsurance	$4,043	$424
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
NOTE 2 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Earnings:
Net income (numerator for basic and diluted calculations)	$457	$255	$1,252	$724
Less: Net income attributable to noncontrolling interest	1	2	4	5
Net income available to RGA, Inc. shareholders	$456	$253	$1,248	$719
Shares:
Weighted average outstanding shares (denominator for basic calculation)	65	66	65	66
Equivalent shares from outstanding stock awards	1	1	1	1
Diluted shares (denominator for diluted calculation)	66	67	66	67
Earnings per share:
Basic	$6.98	$3.85	$19.09	$10.89
Diluted	$6.92	$3.81	$18.91	$10.78
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

NOTE 3 EQUITY
Common stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods presented:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2025	85,310,598	19,846,934	65,463,664
Common stock acquired	—	765,739	(765,739)
Equity based plans	—	(345,088)	345,088
Balance, September 30, 2026	85,310,598	20,267,585	65,043,013

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2024	85,310,598	19,438,336	65,872,262
Common stock acquired	—	406,337	(406,337)
Equity based plans	—	(243,514)	243,514
Balance, September 30, 2025	85,310,598	19,601,159	65,709,439
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
On January 29, 2026, the board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the nine months ended September 30, 2026, the Company repurchased 765,739 shares of common stock under this program. As of September 30, 2026, the aggregate amount remaining under the Company’s share repurchase authorization was approximately $325 million.
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
Noncontrolling Interest
In 2022, Papara Financing LLC (“Papara”), a subsidiary of RGA Reinsurance, issued nonconvertible preferred interests to an unaffiliated third party. The membership interests in Papara consist of common interests, which are held by RGA Reinsurance, and preferred interests. The preferred interests total $90 million. The preferred interests are included in noncontrolling interest, and net income attributable to noncontrolling interest was $4 million for the nine months ended September 30, 2026.
Accumulated Other Comprehensive Income (Loss)
The following tables present the balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2026 and 2025 (dollars in millions):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2025	$121	$(4,807)	$(6)	$7,372	$2	$2,682
Other comprehensive income (loss) before reclassifications	(3)	(8,258)	—	4,423	1	(3,837)
Amounts reclassified to (from) AOCI	—	386	8	—	—	394
Deferred income tax benefit (expense)	1	1,678	(2)	(956)	—	721
Balance, September 30, 2026	$119	$(11,001)	$—	$10,839	$3	$(40)

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Benefits	Effect of Updating Discount Rates on Future Policy Benefits	Instrument-Specific Credit Risk for Market Risk Benefits	Total
Balance, December 31, 2024	$(19)	$(4,526)	$(20)	$5,412	$2	$849
Other comprehensive income (loss) before reclassifications	85	219	6	1,645	(1)	1,954
Amounts reclassified to (from) AOCI	—	175	—	—	—	175
Deferred income tax benefit (expense)	17	(67)	(1)	(375)	—	(426)
Balance, September 30, 2025	$83	$(4,199)	$(15)	$6,682	$1	$2,552
(1)Includes cash flow hedges of $(1,105) million and $(748) million as of September 30, 2026 and December 31, 2025, respectively, and $(572) million and $(495) million as of September 30, 2025 and December 31, 2024, respectively. See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in Statements of Income
Details about AOCI Components	2026	2025	2026	2025
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(116)	$8	$(340)	$(127)	Investment related gains (losses), net
Cash flow hedges – Interest rate	1	1	4	3	(1)
Cash flow hedges – Foreign currency	(16)	(17)	(50)	(51)	(1)
Total	(131)	(8)	(386)	(175)
Provision for income taxes	51	(9)	114	25
Net unrealized gains (losses), net of tax	$(80)	$(17)	$(272)	$(150)
Amortization of defined benefit plan items:
Prior service cost (credit)	$—	$—	$1	$1	(2)
Actuarial gains (losses)	(3)	(1)	(9)	(1)	(2)
Total	(3)	(1)	(8)	—
Provision for income taxes	1	—	2	—
Amortization of defined benefit plans, net of tax	$(2)	$(1)	$(6)	$—

Total reclassifications for the period	$(82)	$(18)	$(278)	$(150)
(1)See Note 11 – “Derivative Instruments” for additional information on cash flow hedges.
(2)These AOCI components are included in the computation of net periodic benefit costs.
Long-Term Incentive Compensation
Equity compensation expense was $59 million and $29 million for the nine months ended September 30, 2026 and 2025, respectively. In the first quarter of 2026, the Company granted 132,831 stock appreciation rights at $200.50 weighted average exercise price per share, 137,999 performance shares and 93,299 restricted stock units to employees. As of September 30, 2026, 986,012 share awards at a weighted average strike price per share of $131.04 were vested and exercisable with a remaining weighted average exercise period of 4.24 years. As of September 30, 2026, the total compensation cost of non-vested awards not yet recognized in the financial statements was $58 million. It is estimated that these costs will vest over a weighted average period of 1.0 years.
NOTE 4 FUTURE POLICY BENEFITS
It is the Company’s policy to complete its annual assumptions review during the third quarter of each year. However, each period, the Company reviews actual and anticipated experience compared to the assumptions used to compute the liability for future policy benefits and will update those assumptions in the period that indicates an assumption update is necessary.

Traditional Business
Significant assumptions used to compute the liability for future policy benefits for the Traditional business include mortality, morbidity, lapse rates and discount rates (both accretion and current). During the third quarter of 2026, the Company completed its annual assumptions review, which resulted in no change in the Company’s total liability for future policy benefits for its Traditional business. The 2025 annual assumptions review resulted in an $183 million increase in the Company’s liability for future policy benefits for its Traditional business, primarily as a result of updating the mortality and lapse assumptions used to measure the liability for future policy benefits.
The following tables present the balances of and changes in the Company’s liability for future policy benefits for long-duration reinsurance contracts for its Traditional business, which primarily consists of individual life, group life and critical illness reinsurance, for the nine months ended September 30, 2026 and 2025 (dollars in millions). During the first quarter, the Company reclassified amounts previously presented in the “Derecognition” line related to recaptures and treaty amendments that resulted in the termination of an existing treaty and the reissuance under a new treaty to the “Effects of actual variances from expected experience” line in the rollforwards below. Prior periods have been recast to conform with the current presentation. This change in presentation did not affect the consolidated balance sheet, income statement or cash flows previously reported.

For the nine months ended September 30, 2026:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$79,828	$23,247	$18,353	$50,206
Effect of changes in cash flow assumptions	(194)	(405)	(50)	521
Effect of actual variances from expected experience	(2,262)	44	561	(314)
Adjusted balance, beginning of year	77,372	22,886	18,864	50,413
Issuances (1)	3,596	430	2,000	4,515
Interest accrual (2)	2,684	596	523	1,116
Net premiums collected (3)	(4,048)	(765)	(1,553)	(1,896)
Foreign currency translation	—	(818)	(304)	385
Ending balance at original discount rate	79,604	22,329	19,530	54,533
Effect of changes in discount rate assumptions	(13,967)	(5,653)	(3,868)	(14,482)
Balance, end of period	$65,637	$16,676	$15,662	$40,051

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$94,710	$26,896	$20,363	$55,572
Effect of changes in cash flow assumptions	(190)	(425)	(19)	506
Effect of actual variances from expected experience	(2,259)	35	528	(325)
Adjusted balance, beginning of year	92,261	26,506	20,872	55,753
Issuances (1)	3,596	430	2,000	4,504
Interest accrual (2)	3,230	763	566	1,261
Benefit payments (4)	(4,028)	(808)	(1,457)	(1,588)
Foreign currency translation	—	(950)	(346)	367
Ending balance at original discount rate	95,059	25,941	21,635	60,297
Effect of changes in discount rate assumptions	(17,659)	(5,482)	(4,560)	(17,283)
Balance, end of period	$77,400	$20,459	$17,075	$43,014

Liability for future policy benefits	$11,763	$3,783	$1,413	$2,963
Less: reinsurance recoverable	(775)	(230)	(13)	(57)
Net liability for future policy benefits	$10,988	$3,553	$1,400	$2,906

Weighted average duration of the liability (in years)	11	13	8	15
Weighted average interest accretion rate	4.6%	3.7%	3.7%	2.9%
Weighted average current discount rate	6.4%	5.5%	6.5%	5.1%
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

For the nine months ended September 30, 2025:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$77,881	$20,928	$15,911	$44,801
Effect of changes in cash flow assumptions	(352)	570	38	150
Effect of actual variances from expected experience	(1,279)	70	546	(668)
Adjusted balance, beginning of year	76,250	21,568	16,495	44,283
Issuances (1)	7,821	404	1,106	3,752
Interest accrual (2)	2,688	559	444	952
Net premiums collected (3)	(5,814)	(723)	(1,413)	(1,854)
Foreign currency translation	4	694	1,295	1,582
Ending balance at original discount rate	80,949	22,502	17,927	48,715
Effect of changes in discount rate assumptions	(7,000)	(4,501)	(3,013)	(12,252)
Balance, end of period	$73,949	$18,001	$14,914	$36,463

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$90,711	$24,309	$17,365	$49,712
Effect of changes in cash flow assumptions	(381)	561	261	148
Effect of actual variances from expected experience	(1,218)	73	536	(733)
Adjusted balance, beginning of year	89,112	24,943	18,162	49,127
Issuances (1)	8,521	404	1,106	3,752
Interest accrual (2)	3,227	719	479	1,086
Benefit payments (4)	(4,502)	(808)	(1,300)	(1,553)
Foreign currency translation	6	808	1,427	1,649
Ending balance at original discount rate	96,364	26,066	19,874	54,061
Effect of changes in discount rate assumptions	(8,917)	(3,934)	(3,590)	(14,609)
Balance, end of period	$87,447	$22,132	$16,284	$39,452

Liability for future policy benefits	$13,498	$4,131	$1,370	$2,989
Less: reinsurance recoverable	(834)	(254)	(15)	(78)
Net liability for future policy benefits	$12,664	$3,877	$1,355	$2,911

Weighted average duration of the liability (in years)	11	14	8	15
Weighted average interest accretion rate	4.6%	3.7%	3.5%	2.8%
Weighted average current discount rate	5.4%	4.9%	5.7%	4.6%
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

The following tables summarize the Company’s Traditional business actual-to-expected variances, including the effects of treaty recaptures, and the effects of changes in cash flow and discount rate assumptions for the nine months ended September 30, 2026 and 2025:

For the nine months ended September 30, 2026:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$15.5 billion	$4 million	$3 million	$(1.5) billion
Canada – Traditional	$3.6 billion	$(20) million	$(9) million	$(323) million
Europe, Middle East and Africa – Traditional	$2.1 billion	$31 million	$(33) million	$(127) million
Asia Pacific – Traditional	$5.8 billion	$(15) million	$(11) million	$(314) million

For the nine months ended September 30, 2025:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Traditional	$15.4 billion	$(29) million	$61 million	$375 million
Canada – Traditional	$3.6 billion	$(9) million	$3 million	$(152) million
Europe, Middle East and Africa – Traditional	$1.9 billion	$223 million	$(10) million	$(243) million
Asia Pacific – Traditional	$5.3 billion	$(2) million	$(65) million	$(49) million
Financial Solutions Business
Significant assumptions used to compute the liability for future policy benefits for the Financial Solutions business include mortality, morbidity, lapse rates and discount rates (both accretion and current). During the third quarter of 2026 and 2025, the Company completed its annual assumptions review, which resulted in a $17 million increase and $24 million decrease in the Company’s liability for future policy benefits for its Financial Solutions business, respectively, as a result of updating the lapse and mortality assumptions used to measure the liability for future policy benefits.
The following tables present the balances of and changes in the Company’s liability for future policy benefits, including the deferred profit liability related to the longevity business, for its Financial Solutions business, which primarily consists of longevity reinsurance, asset-intensive products (primarily annuities), financial reinsurance and pension risk transfer transactions, for the nine months ended September 30, 2026 and 2025 (dollars in millions). During the first quarter, the Company reclassified amounts previously presented in the “Derecognition” line related to recaptures and treaty amendments that resulted in the termination of an existing treaty and the reissuance under a new treaty to the “Effects of actual variances from expected experience” line in the rollforwards below. Prior periods have been recast to conform with the current presentation. This change in presentation did not affect the consolidated balance sheet, income statement or cash flows previously reported.

For the nine months ended September 30, 2026:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$2,627	$3,518	$87,259	$2,106
Effect of changes in cash flow assumptions	11	(13)	—	29
Effect of actual variances from expected experience	(20)	(25)	280	50
Adjusted balance, beginning of year	2,618	3,480	87,539	2,185
Issuances (1)	1,350	—	9,685	6,997
Interest accrual (2)	78	92	2,652	13
Net premiums collected (3)	(1,543)	(265)	(6,318)	(7,574)
Foreign currency translation	—	(119)	(1,653)	(40)
Ending balance at original discount rate	2,503	3,188	91,905	1,581
Effect of changes in discount rate assumptions	(357)	(313)	(15,745)	(921)
Balance, end of period	$2,146	$2,875	$76,160	$660

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$13,388	$8,160	$98,153	$16,870
Effect of changes in cash flow assumptions	24	(13)	—	33
Effect of actual variances from expected experience	(12)	(25)	261	88
Adjusted balance, beginning of year	13,400	8,122	98,414	16,991
Issuances (1)	1,371	—	9,685	6,997
Interest accrual (2)	479	261	2,964	448
Benefit payments (4)	(1,003)	(368)	(6,017)	(790)
Foreign currency translation	—	(286)	(1,932)	48
Ending balance at original discount rate	14,247	7,729	103,114	23,694
Effect of changes in discount rate assumptions	(1,366)	(655)	(17,214)	(5,434)
Balance, end of period	$12,881	$7,074	$85,900	$18,260

Cumulative amount of fair value hedging adjustments	$(43)	$—	$—	$—

Liability for future policy benefits	$10,692	$4,199	$9,740	$17,600
Less: reinsurance recoverable	(4,706)	—	—	—
Net liability for future policy benefits	$5,986	$4,199	$9,740	$17,600

Weighted average duration of the liability (in years)	8	11	9	12
Weighted average interest accretion rate	4.4%	4.1%	4.0%	2.0%
Weighted average current discount rate	6.5%	5.4%	6.3%	5.3%
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

For the nine months ended September 30, 2025:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Present Value of Expected Net Premiums
Beginning of year balance at original discount rate	$1,346	$3,614	$71,360	$2,758
Effect of changes in cash flow assumptions	—	—	(409)	—
Effect of actual variances from expected experience	(10)	6	(289)	(121)
Adjusted balance, beginning of year	1,336	3,620	70,662	2,637
Issuances (1)	2,118	—	15,195	2,657
Interest accrual (2)	30	99	2,078	31
Net premiums collected (3)	(2,219)	(278)	(7,283)	(3,227)
Foreign currency translation	—	119	6,038	181
Ending balance at original discount rate	1,265	3,560	86,690	2,279
Effect of changes in discount rate assumptions	(194)	(182)	(10,484)	(621)
Balance, end of period	$1,071	$3,378	$76,206	$1,658

Present Value of Expected Future Policy Benefits
Beginning of year balance at original discount rate	$9,489	$7,934	$78,290	$14,626
Effect of changes in cash flow assumptions	—	—	(433)	—
Effect of actual variances from expected experience	(13)	6	(308)	(127)
Adjusted balance, beginning of year	9,476	7,940	77,549	14,499
Issuances (1)	2,146	—	15,194	2,666
Interest accrual (2)	396	263	2,298	251
Benefit payments (4)	(784)	(347)	(4,834)	(499)
Foreign currency translation	—	265	6,539	880
Ending balance at original discount rate	11,234	8,121	96,746	17,797
Effect of changes in discount rate assumptions	(332)	(125)	(11,507)	(3,729)
Balance, end of period	$10,902	$7,996	$85,239	$14,068

Cumulative amount of fair value hedging adjustments	$8	$—	$—	$—

Liability for future policy benefits	$9,839	$4,618	$9,033	$12,410
Less: reinsurance recoverable	(1,749)	—	—	—
Net liability for future policy benefits	$8,090	$4,618	$9,033	$12,410

Weighted average duration of the liability (in years)	9	12	9	14
Weighted average interest accretion rate	4.1%	4.1%	3.5%	1.9%
Weighted average current discount rate	5.3%	4.8%	5.4%	4.0%
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

The following tables summarize the Company’s Financial Solutions business actual-to-expected variances, including the effects of model updates and treaty recaptures, and the effects of changes in cash flow and discount rate assumptions for the nine months ended September 30, 2026 and 2025:

For the nine months ended September 30, 2026:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$11.7 billion	$13 million	$8 million	$(811) million
Canada – Financial Solutions	$4.5 billion	None	None	$(314) million
Europe, Middle East and Africa – Financial Solutions	$11.2 billion	None	$(19) million	$(578) million
Asia Pacific – Financial Solutions	$22.1 billion	$4 million	$38 million	$(975) million

For the nine months ended September 30, 2025:
Segment	Liability for future policy benefits at original discount rate	Changes in cash flow assumptions	Actual-to-expected variance	Impact of updating discount rate recognized in OCI
U.S. and Latin America – Financial Solutions	$10.0 billion	None	$(3) million	$260 million
Canada – Financial Solutions	$4.6 billion	None	None	$(135) million
Europe, Middle East and Africa – Financial Solutions	$10.1 billion	$(24) million	$(19) million	$(128) million
Asia Pacific – Financial Solutions	$15.5 billion	None	$(6) million	$(1.5) billion
Reconciliation and Other Disclosures
The following table presents the reconciliation of the rollforward of the liability for future policy benefits to the condensed consolidated balance sheets as of September 30, 2026 and 2025 (dollars in millions):

	September 30,
	2026	2025
Liability for future policy benefits included in the rollforwards:
Traditional:
U.S. and Latin America	$11,763	$13,498
Canada	3,783	4,131
Europe, Middle East and Africa	1,413	1,370
Asia Pacific	2,963	2,989
Financial Solutions:
U.S. and Latin America	10,692	9,839
Canada	4,199	4,618
Europe, Middle East and Africa	9,740	9,033
Asia Pacific	17,600	12,410
Other long-duration contracts	138	116
Claims liability and incurred but not reported claims	6,309	5,786
Additional liability	371	235
Unearned revenue liability	764	814
Cost of reinsurance liability	1,553	1,550
Total liability for future policy benefits	$71,288	$66,389

The following table presents the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments for the liability for future policy benefits included in the rollforwards as of September 30, 2026 and 2025 (dollars in millions):

	September 30,
	2026		2025
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future gross premiums
Traditional:
U.S. and Latin America	$193,711	$79,596	$194,959	$88,432
Canada	56,723	20,803	56,351	22,317
Europe, Middle East and Africa	33,936	17,634	30,092	16,513
Asia Pacific	137,965	50,607	113,661	46,387
Financial Solutions:
U.S. and Latin America	5,101	3,009	2,554	1,641
Canada	4,969	3,184	5,676	3,733
Europe, Middle East and Africa	176,568	81,563	157,690	77,444
Asia Pacific	7,530	4,723	5,235	3,471

Expected future benefit payments
Traditional:
U.S. and Latin America	$199,720	$77,400	$203,397	$87,447
Canada	57,085	20,459	57,445	22,132
Europe, Middle East and Africa	34,293	17,075	30,886	16,284
Asia Pacific	131,768	43,014	109,528	39,452
Financial Solutions:
U.S. and Latin America	27,137	12,881	22,213	10,902
Canada	16,577	7,074	17,625	7,996
Europe, Middle East and Africa	183,642	85,900	170,551	85,239
Asia Pacific	44,136	18,260	30,139	14,068
The following table presents the amount of gross premiums and interest expense recognized in the condensed consolidated statements of income for the liability for future policy benefits included in the rollforwards for the nine months ended September 30, 2026 and 2025 (dollars in millions):

	Gross Premiums		Interest Expense
	September 30,		September 30,
	2026	2025	2026	2025
Traditional:
U.S. and Latin America	$4,776	$4,791	$546	$539
Canada	869	831	167	160
Europe, Middle East and Africa	1,385	1,341	43	35
Asia Pacific	2,420	2,335	145	134
Financial Solutions:
U.S. and Latin America	1,162	177	401	366
Canada	135	143	169	164
Europe, Middle East and Africa	1,064	897	312	220
Asia Pacific	531	325	435	220
Total	$12,342	$10,840	$2,218	$1,838
During the nine months ended September 30, 2026, no material charges were incurred resulting from net premiums exceeding gross premiums. During the nine months ended September 30, 2025, the Company incurred a material charge of $117 million due to net premiums exceeding gross premiums for one cohort in the U.K. (EMEA Traditional segment) as a result of updating the mortality assumptions in that period.

NOTE 5 POLICYHOLDER ACCOUNT BALANCES
Policyholder Account Balances
The following tables present the balances of and changes in the Company’s liability for its policyholder account balances, reflected in interest-sensitive contract liabilities, for the nine months ended September 30, 2026 and 2025 (dollars in millions):

For the nine months ended September 30, 2026:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$3,318	$26,186	$7,804
Deposits	633	2,513	4,574
Policy charges	(246)	(598)	(25)
Surrenders and withdrawals	(80)	(1,308)	(519)
Benefit payments	(152)	(526)	(584)
Interest credited	131	821	315
Foreign currency translation	—	—	30
Balance, end of period	$3,604	$27,088	$11,595
Less: reinsurance recoverable	—	(4,443)	—
Balance, end of period, after reinsurance	$3,604	$22,645	$11,595

Weighted average crediting rate	3.2%	3.7%	4.6%
Net amount at risk (1)	$26,965	$127,923	$—
Cash surrender value	$3,597	$26,729	$10,608

For the nine months ended September 30, 2025:	U.S. and Latin America – Traditional	U.S. and Latin America – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$3,273	$16,432	$4,285
Deposits	330	10,974	2,224
Policy charges	(254)	(251)	(9)
Surrenders and withdrawals	(76)	(1,249)	(144)
Benefit payments	(92)	(425)	(233)
Interest credited	119	537	154
Foreign currency translation	—	—	39
Balance, end of period	$3,300	$26,018	$6,316
Less: reinsurance recoverable	—	(2,653)	—
Balance, end of period, after reinsurance	$3,300	$23,365	$6,316

Weighted average crediting rate	3.1%	3.5%	4.2%
Net amount at risk (1)	$25,190	$134,062	$—
Cash surrender value	$3,295	$25,779	$5,948
(1)    Net amount at risk is defined as the guaranteed amount less the account value as of the balance sheet date. The balance represents the amount of the claim the Company would incur if death claims were filed on all contracts on the balance sheet date.
The following table presents information regarding the Company’s policyholder account balances as of September 30, 2026 and 2025 (dollars in millions):

	September 30,
	2026	2025
Policyholder account balances included in the rollforwards:
Traditional:
U.S. and Latin America	$3,604	$3,300
Financial Solutions:
U.S. and Latin America	27,088	26,018
Asia Pacific	11,595	6,316
Other policyholder account balances:
U.S. and Latin America – Financial Solutions	—	47
Total policyholder account balances	$42,287	$35,681

The following tables present the balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates credited to policyholders and the respective guaranteed minimums as of September 30, 2026 and 2025 (dollars in millions):

	September 30, 2026
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$826	$—	$—	$—	$—	$826
	1.00 – 1.99%	62	2	8	—	—	72
	2.00 – 2.99%	124	58	20	1	—	203
	3.00 – 3.99%	606	6	110	—	—	722
	4.00% and Greater	821	4	44	912	—	1,781
	Total	$2,439	$70	$182	$913	$—	$3,604

U.S. and Latin America – Financial Solutions	Less than 1.00%	$146	$—	$—	$—	$767	$913
	1.00 – 1.99%	878	10	244	217	161	1,510
	2.00 – 2.99%	2,601	568	550	708	401	4,828
	3.00 – 3.99%	3,817	564	122	5	2	4,510
	4.00% and Greater	15,303	24	—	—	—	15,327
	Total	$22,745	$1,166	$916	$930	$1,331	$27,088

Asia Pacific – Financial Solutions	Less than 1.00%	$133	$—	$—	$—	$—	$133
	1.00 – 1.99%	452	—	—	—	—	452
	2.00 – 2.99%	597	—	—	—	—	597
	3.00 – 3.99%	1,058	—	—	—	—	1,058
	4.00% and Greater	9,355	—	—	—	—	9,355
	Total	$11,595	$—	$—	$—	$—	$11,595

	September 30, 2025
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point – 50 Basis Points Above	51 Basis Points – 100 Basis Points Above	101 Basis Points – 150 Basis Points Above	Greater Than 150 Basis Points Above	Total

U.S. and Latin America – Traditional	Less than 1.00%	$749	$—	$—	$—	$—	$749
	1.00 – 1.99%	58	2	8	—	—	68
	2.00 – 2.99%	112	—	—	1	—	113
	3.00 – 3.99%	498	7	115	—	—	620
	4.00% and Greater	705	47	951	47	—	1,750
	Total	$2,122	$56	$1,074	$48	$—	$3,300

U.S. and Latin America – Financial Solutions	Less than 1.00%	$79	$—	$—	$—	$954	$1,033
	1.00 – 1.99%	1,062	30	154	67	90	1,403
	2.00 – 2.99%	3,129	471	297	738	520	5,155
	3.00 – 3.99%	4,082	674	137	4	2	4,899
	4.00% and Greater	13,499	28	—	—	1	13,528
	Total	$21,851	$1,203	$588	$809	$1,567	$26,018

Asia Pacific – Financial Solutions	Less than 1.00%	$367	$—	$—	$—	$—	$367
	1.00 – 1.99%	444	—	—	—	—	444
	2.00 – 2.99%	644	—	—	—	—	644
	3.00 – 3.99%	1,010	—	—	—	—	1,010
	4.00% and Greater	3,851	—	—	—	—	3,851
	Total	$6,316	$—	$—	$—	$—	$6,316

NOTE 6     UNPAID CLAIMS AND CLAIM EXPENSE – SHORT-DURATION CONTRACTS
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims for short-duration contracts is reported in other policy claims and benefits. Activity associated with unpaid claims is summarized below (dollars in millions):

	Nine months ended September 30,
	2026	2025
Balance, beginning of year	$3,011	$2,693
Less: reinsurance recoverable	(43)	(53)
Net balance, beginning of year	2,968	2,640
Incurred:
Current year	1,232	1,521
Prior years	(22)	55
Total incurred	1,210	1,576
Payments:
Current year	(287)	(356)
Prior years	(882)	(991)
Total payments	(1,169)	(1,347)
Other:
Interest accretion	33	26
Foreign currency translation	(12)	76
Total other	21	102

Net balance, end of period	3,030	2,971
Plus: reinsurance recoverable	37	61
Balance, end of period	$3,067	$3,032
Incurred claims associated with prior periods are primarily due to the development of claims for prior years being different than anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year’s liability for unpaid claims.

NOTE 7 MARKET RISK BENEFITS
The following table presents the balances of and changes in the Company’s market risk benefits for the nine months ended September 30, 2026 and 2025 (dollars in millions):

	U.S. and Latin America – Financial Solutions
	Nine months ended September 30,
	2026	2025
Balance, beginning of year	$215	$206
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	217	209
Interest accrual	4	6
Attributed fees collected	17	18
Effect of changes in future assumptions	(3)	—
Effect of changes in interest rates	(48)	9
Effect of changes in equity markets	(16)	(32)
Effect of changes in volatility	2	1
Other market impacts	8	(7)
Actual policyholder behavior different from expected behavior	5	16
Balance, end of period, before effect of changes in the instrument-specific credit risk	186	220
Effect of changes in the instrument-specific credit risk	(3)	(1)
Balance, end of period	183	219
Less: reinsurance recoverable	—	—
Balance, end of period, after reinsurance	$183	$219

Net amount at risk	$1,136	$1,218
Weighted average attained age of contract holders (in years)	73	72
The following table presents the reconciliation of the rollforward for market risk benefits to the condensed consolidated balance sheets as of September 30, 2026 and 2025 (dollars in millions):

	September 30, 2026			September 30, 2025
	Asset (1)	Liability	Net	Asset (1)	Liability	Net
U.S. and Latin America – Financial Solutions	$21	$204	$(183)	$19	$238	$(219)
Total market risk benefits	$21	$204	$(183)	$19	$238	$(219)
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
During the nine months ended September 30, 2026 and 2025, there were no material changes made to the inputs in the market risk benefits calculations, and nonfinancial assumptions were unchanged.

NOTE 8 DEFERRED POLICY ACQUISITION COSTS AND OTHER
Deferred policy acquisition costs and other on the condensed consolidated balance sheets include deferred policy acquisition costs and cost of reinsurance assets.
The following tables present the balances of and changes in deferred policy acquisition costs for the Company’s Traditional business for the nine months ended September 30, 2026 and 2025 (dollars in millions):

For the nine months ended September 30, 2026:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$3,068	$166	$478	$1,285
Capitalization	261	10	53	98
Amortization expense	(165)	(8)	(53)	(55)
Foreign currency translation	(1)	(6)	(11)	5
Balance, end of period	$3,163	$162	$467	$1,333

For the nine months ended September 30, 2025:	U.S. and Latin America – Traditional	Canada – Traditional	Europe, Middle East and Africa – Traditional	Asia Pacific – Traditional
Balance, beginning of year	$2,986	$157	$354	$1,178
Capitalization	228	9	98	124
Amortization expense	(168)	(9)	(43)	(51)
Foreign currency translation	—	7	41	21
Balance, end of period	$3,046	$164	$450	$1,272
The following tables present the balances of and changes in deferred policy acquisition costs for the Company’s Financial Solutions business for the nine months ended September 30, 2026 and 2025 (dollars in millions):

For the nine months ended September 30, 2026:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$508	$21	$—	$525
Capitalization	41	—	—	162
Amortization expense	(42)	(1)	—	(62)
Foreign currency translation	—	—	—	2
Balance, end of period	$507	$20	$—	$627

For the nine months ended September 30, 2025:	U.S. and Latin America – Financial Solutions	Canada – Financial Solutions	Europe, Middle East and Africa – Financial Solutions	Asia Pacific – Financial Solutions
Balance, beginning of year	$506	$20	$—	$324
Capitalization	44	—	—	182
Amortization expense	(41)	—	—	(45)
Foreign currency translation	—	1	—	2
Balance, end of period	$509	$21	$—	$463

The following table presents the reconciliation of deferred policy acquisition costs included in the rollforwards to deferred policy acquisition costs and other on the condensed consolidated balance sheets as of September 30, 2026 and 2025 (dollars in millions):

	September 30,
	2026	2025
Deferred policy acquisition costs included in the rollforwards:
Traditional:
U.S. and Latin America	$3,163	$3,046
Canada	162	164
Europe, Middle East and Africa	467	450
Asia Pacific	1,333	1,272
Financial Solutions:
U.S. and Latin America	507	509
Canada	20	21
Europe, Middle East and Africa	—	—
Asia Pacific	627	463
Other deferred policy acquisition costs:
Corporate and Other	10	15
Total deferred policy acquisition costs	6,289	5,940
Cost of reinsurance asset	131	14
Total deferred policy acquisition costs and other	$6,420	$5,954
NOTE 9 REINSURANCE
Ceded Reinsurance
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance or reinsurance companies under excess coverage and coinsurance contracts. Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance. At September 30, 2026 and December 31, 2025, no allowances were deemed necessary. Also included in reinsurance ceded receivables and other are deposit assets on reinsurance of $4.5 billion and $2.6 billion as of September 30, 2026 and December 31, 2025, respectively.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2026, all rated retrocession pool participants followed by the A.M. Best Company were rated “B++ (Good)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets have been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
During the fourth quarter of 2023, Ruby Reinsurance Company (“Ruby Re”), a Missouri-domiciled life reinsurance company to reinsure U.S. asset-intensive business, was launched with the Company as a sponsor. The Company, which is not an investor in Ruby Re, does not consolidate the entity. As of September 30, 2026, the Company has a ceded reinsurance recoverable and deposit asset with Ruby Re of approximately $7.6 billion.
Excluding amounts retroceded to Ruby Re, three major reinsurance companies account for 21.0% of reinsurance ceded receivables and other as of September 30, 2026.
As of September 30, 2026 and December 31, 2025, $4 million and $6 million of claims recoverable were in excess of 90 days past due, respectively.
Funds Withheld
Certain of the Company’s retrocession agreements, including those with Ruby Re, are on a modified coinsurance or funds withheld basis. While the economic benefits of the funds withheld assets are passed on to the assuming company, the Company retains legal ownership of the assets within the funds withheld account and has established a funds withheld liability. Net investment income related to the funds withheld assets are reported in other insurance expenses, and net realized gains (losses) related to the assets are reported net of the amount that is passed on to the assuming company. The following assets were held in support of the Company’s funds withheld arrangements and are reported in the line items shown in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026	December 31, 2025
Fixed maturity securities available-for-sale	$6,628	$4,033
Equity securities	2	2
Mortgage loans	1,061	821
Policy loans	217	—
Funds withheld at interest	1,307	1,360
Limited partnerships and real estate joint ventures	159	88
Short-term investments and cash and cash equivalents	316	60
Other invested assets	142	—
Accrued investment income	82	50
Net other assets	—	1
Net assets	$9,914	$6,415
Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. The Company had a $10,168 million and $6,805 million funds withheld payable as of September 30, 2026 and December 31, 2025, respectively, net of an embedded derivative asset of $378 million and $58 million as of September 30, 2026 and December 31, 2025, respectively.
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
The following tables present information relating to investments in fixed maturity securities by type as of September 30, 2026 and December 31, 2025 (dollars in millions):

September 30, 2026:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$83,446	$195	$240	$8,764	$74,727	69.4%
Canadian government	4,794	—	155	281	4,668	4.3
Japanese government	9,230	—	—	2,588	6,642	6.2
Korean government	1,521	—	—	324	1,197	1.1
ABS	8,193	21	37	294	7,915	7.4
CMBS	2,609	—	9	100	2,518	2.3
RMBS	2,030	—	6	154	1,882	1.7
U.S. government	2,545	—	1	342	2,204	2.0
State and political subdivisions	753	—	—	128	625	0.6
Other foreign government	6,005	—	16	642	5,379	5.0
Total fixed maturity securities	$121,126	$216	$464	$13,617	$107,757	100.0%

December 31, 2025:	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total
Available-for-sale:
Corporate	$72,736	$189	$1,142	$3,952	$69,737	68.5%
Canadian government	4,920	—	286	106	5,100	5.1
Japanese government	6,516	—	1	1,816	4,701	4.6
Korean government	1,407	—	1	96	1,312	1.3
ABS	7,478	21	69	157	7,369	7.2
CMBS	2,179	—	35	52	2,162	2.1
RMBS	1,615	—	26	72	1,569	1.5
U.S. government	3,508	—	27	248	3,287	3.3
State and political subdivisions	737	—	2	79	660	0.6
Other foreign government	6,168	—	83	379	5,872	5.8
Total fixed maturity securities	$107,264	$210	$1,672	$6,957	$101,769	100.0%
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers, including certain agencies, greater than 10% of the Company’s equity is disclosed below, as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Japanese government	$9,230	$6,642	$6,516	$4,701
U.S. government	2,545	2,204	3,508	3,287
Canadian province of Quebec	1,538	1,555	1,642	1,764
Korean government	1,521	1,197	1,407	1,312
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of September 30, 2026, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$2,110	$2,015
Due after one year through five years	16,706	16,396
Due after five years through ten years	16,823	16,008
Due after ten years	72,655	61,023
Structured securities	12,832	12,315
Total	$121,126	$107,757
Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of September 30, 2026 and December 31, 2025 (dollars in millions):

September 30, 2026:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$25,013	$22,550	30.1%
Industrial	44,223	39,647	53.1
Utility	14,210	12,530	16.8
Total	$83,446	$74,727	100.0%

December 31, 2025:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$21,367	$20,489	29.4%
Industrial	39,381	37,839	54.3
Utility	11,988	11,409	16.3
Total	$72,736	$69,737	100.0%

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
The following tables present the rollforward of the allowance for credit losses in fixed maturity securities by type for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	Corporate	ABS	CMBS	Total
For the three months ended September 30, 2026:
Balance, beginning of period	$224	$22	$—	$246
Credit losses with no previous allowance	30	—	—	30
Securities disposed	(41)	—	—	(41)
Change in credit losses with a previous allowance	(12)	(1)	—	(13)
Write-offs charged against the allowance	(6)	—	—	(6)
Foreign currency translation	—	—	—	—
Balance, end of period	$195	$21	$—	$216
For the three months ended September 30, 2025:
Balance, beginning of period	$112	$19	$1	$132
Credit losses with no previous allowance	25	—	—	25
Securities disposed	(2)	—	—	(2)
Change in credit losses with a previous allowance	5	—	—	5
Write-offs charged against the allowance	—	—	—	—
Foreign currency translation	1	—	—	1
Balance, end of period	$141	$19	$1	$161

	Corporate	ABS	CMBS	Total
For the nine months ended September 30, 2026:
Balance, beginning of period	$189	$21	$—	$210
Credit losses with no previous allowance	127	—	—	127
Securities disposed	(114)	—	—	(114)
Change in credit losses with a previous allowance	(1)	—	—	(1)
Write-offs charged against the allowance	(6)	—	—	(6)
Foreign currency translation	—	—	—	—
Balance, end of period	$195	$21	$—	$216
For the nine months ended September 30, 2025:
Balance, beginning of period	$82	$15	$1	$98
Credit losses with no previous allowance	66	4	—	70
Securities disposed	(4)	—	—	(4)
Change in credit losses with a previous allowance	(3)	—	—	(3)
Write-offs charged against the allowance	—	—	—	—
Foreign currency translation	—	—	—	—
Balance, end of period	$141	$19	$1	$161
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
The following tables present the estimated fair value and gross unrealized losses for the 9,044 and 5,968 fixed maturity securities for which both the estimated fair value had declined and remained below amortized cost and an allowance for credit loss has not been recorded as of September 30, 2026 and December 31, 2025, respectively (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has continuously remained below amortized cost.

	Less than 12 months		12 months or greater		Total
September 30, 2026:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$43,408	$3,046	$21,002	$5,590	$64,410	$8,636
Canadian government	2,310	154	533	127	2,843	281
Japanese government	2,680	229	3,897	2,359	6,577	2,588
Korean government	306	31	866	293	1,172	324
ABS	3,811	88	1,129	159	4,940	247
CMBS	1,600	52	533	46	2,133	98
RMBS	1,304	56	480	98	1,784	154
U.S. government	1,655	47	436	295	2,091	342
State and political subdivisions	242	22	359	106	601	128
Other foreign government	2,916	170	1,781	472	4,697	642
Total investment grade securities	60,232	3,895	31,016	9,545	91,248	13,440
Below investment grade securities:
Corporate	1,148	44	351	77	1,499	121
ABS	333	44	21	1	354	45
Other foreign government	—	—	—	—	—	—
Total below investment grade securities	1,481	88	372	78	1,853	166
Total fixed maturity securities	$61,713	$3,983	$31,388	$9,623	$93,101	$13,606

	Less than 12 months		12 months or greater		Total
December 31, 2025:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$10,591	$255	$22,666	$3,635	$33,257	$3,890
Canadian government	1,096	34	426	72	1,522	106
Japanese government	1,274	209	3,351	1,607	4,625	1,816
Korean government	1,145	92	78	4	1,223	96
ABS	2,324	15	1,149	141	3,473	156
CMBS	—	—	705	50	705	50
RMBS	—	—	562	72	562	72
U.S. government	406	1	542	247	948	248
State and political subdivisions	73	1	451	78	524	79
Other foreign government	1,382	26	1,901	350	3,283	376
Total investment grade securities	18,291	633	31,831	6,256	50,122	6,889
Below investment grade securities:
Corporate	652	25	258	31	910	56
ABS	19	1	—	—	19	1
Other foreign government	—	—	13	3	13	3
Total below investment grade securities	671	26	271	34	942	60
Total fixed maturity securities	$18,962	$659	$32,102	$6,290	$51,064	$6,949
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

Net Investment Income
Major categories of net investment income consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Fixed maturity securities available-for-sale	$1,498	$1,221	$4,309	$3,393
Equity securities	7	2	15	5
Mortgage loans	175	144	496	391
Policy loans	42	44	129	74
Funds withheld at interest	99	81	293	215
Limited partnerships and real estate joint ventures	146	—	350	88
Short-term investments and cash and cash equivalents	33	42	100	123
Other invested assets	2	(3)	4	(9)
Investment income	2,002	1,531	5,696	4,280
Investment expense	(68)	(56)	(197)	(165)
Net investment income	$1,934	$1,475	$5,499	$4,115
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Fixed maturity securities available-for-sale:
Change in allowance for credit losses	$30	$(28)	$(6)	$(63)
Impairments on fixed maturity securities	(45)	(1)	(46)	(3)
Realized gains on investment activity	30	96	125	162
Realized losses on investment activity	(132)	(65)	(421)	(217)
Net gains (losses) on equity securities	(8)	5	(25)	7
Change in mortgage loan allowance for credit losses	(15)	(6)	(25)	(20)
Limited partnerships and real estate joint ventures impairment losses	(42)	(1)	(71)	(22)
Change in fair value of certain limited partnership investments	15	9	(21)	8
Net gains (losses) on freestanding derivatives	(29)	32	2	80
Net gains (losses) on embedded derivatives	104	(33)	147	(41)
Other change in allowance for credit losses and impairments	1	1	(2)	(3)
Other, net	6	4	12	2
Total investment related gains (losses), net	$(85)	$13	$(331)	$(110)
Collateral Arrangements
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of invested assets as collateral. Pledged invested assets are included in the condensed consolidated balance sheets. Invested assets received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of September 30, 2026 and December 31, 2025, none of the collateral received had been sold or repledged.
The Company also holds invested assets on deposit to meet regulatory requirements and holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties.
The following table includes invested assets on deposit, invested assets pledged and received as collateral, assets in trust held to satisfy collateral requirements and Federal Home Loan Bank (“FHLB”) common stock restricted as to sale as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Invested assets on deposit (regulatory deposits)	$25	$23	$10	$9
Invested assets pledged as collateral	2,259	1,808	1,739	1,527
Invested assets received as collateral	n/a	2,501	n/a	2,620
Assets in trust held to satisfy collateral requirements	79,039	70,654	68,241	65,154
FHLB common stock restricted as to sale	64	64	68	68

Securities Lending and Repurchase/Reverse Repurchase Agreements
The following table presents the estimated fair value of securities relating to securities lending and repurchase/reverse repurchase agreements as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026			December 31, 2025
	Securities Loaned (1)	Securities Borrowed (2)	Cash Collateral Received (3)	Securities Loaned (1)	Securities Borrowed (2)	Cash Collateral Received (3)
Securities lending transactions	$702	$933	$—	$831	$1,058	$—
Repurchase/reverse repurchase transactions	2,319	626	1,582	2,623	682	1,783
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
The following table presents the estimated fair value of securities by the remaining contractual maturity of the Company’s securities lending and repurchase agreements as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026					December 31, 2025
	Remaining Contractual Maturity of the Agreements					Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$227	$128	$355	$—	$—	$357	$71	$428
Japanese government	—	82	—	206	288	—	—	—	310	310
ABS	—	—	6	2	8	—	—	25	—	25
CMBS	—	—	29	—	29	—	—	37	—	37
RMBS	—	—	8	—	8	—	—	10	—	10
Other foreign government	—	—	10	4	14	—	—	15	6	21
Total	—	82	280	340	702	—	—	444	387	831
Repurchase/reverse repurchase transactions:
Corporate	—	—	340	941	1,281	—	—	—	1,336	1,336
Canadian government	—	—	—	12	12	—	—	—	12	12
Japanese government	—	—	—	377	377	—	—	203	175	378
ABS	—	—	—	73	73	—	—	11	137	148
CMBS	—	—	—	214	214	—	—	49	227	276
RMBS	—	—	—	38	38	—	—	42	47	89
U.S. government	—	—	—	259	259	—	—	4	273	277
Other foreign government	—	—	26	39	65	—	—	—	107	107
Total	—	—	366	1,953	2,319	—	—	309	2,314	2,623
Total transactions	$—	$82	$646	$2,293	$3,021	$—	$—	$753	$2,701	$3,454
Mortgage Loans
The Company invests in both commercial and residential mortgage loans in the U.S. (92.6%), Canada (5.9%) and U.K. (1.5%). As of September 30, 2026, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (12.2%), Texas (8.8%) and Florida (6.7%). The recorded investment in mortgage loans presented below is gross of unamortized deferred loan origination fees and expenses and allowance for credit losses.

The following table presents the distribution of the Company’s recorded investment in mortgage loans by property type as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Commercial:
Office	$1,717	13.9%	$1,800	16.0%
Retail	3,477	28.2	3,455	30.7
Industrial	4,008	32.5	3,549	31.5
Apartment	1,695	13.7	1,356	12.0
Hotel	496	4.0	500	4.4
Other commercial	343	2.8	161	1.4
Total commercial	11,736	95.1	10,821	96.0
Residential	608	4.9	447	4.0
Recorded investment	12,344	100.0%	11,268	100.0%
Unamortized loan origination fees and discount	(40)		(47)
Allowance for credit losses	(142)		(117)
Total mortgage loans	$12,162		$11,104
The following table presents the maturities of the Company’s recorded investment in mortgage loans as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026		December 31, 2025
	Recorded Investment	% of Total	Recorded Investment	% of Total
Commercial:
Due within five years	$5,110	43.5%	$4,563	42.2%
Due after five years through ten years	5,801	49.5	5,225	48.3
Due after ten years	825	7.0	1,033	9.5
Total commercial	$11,736	100.0%	$10,821	100.0%

Residential:
Due within five years	$234	38.5%	$184	41.2%
Due after five years through ten years	1	0.2	—	—
Due after ten years	373	61.3	263	58.8
Total residential	$608	100.0%	$447	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in commercial mortgage loans as of September 30, 2026 and December 31, 2025 (dollars in millions):

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x – 1.20x	<1.00x	Construction loans	Total	% of Total
September 30, 2026:
Loan-to-Value Ratio
0% – 59.99%	$5,076	$230	$99	$30	$5,435	46.3%
60% – 69.99%	3,494	410	98	—	4,002	34.1
70% – 79.99%	1,034	327	54	—	1,415	12.1
80% or greater	598	177	109	—	884	7.5
Total commercial	$10,202	$1,144	$360	$30	$11,736	100.0%

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x – 1.20x	<1.00x	Construction loans	Total	% of Total
December 31, 2025:
Loan-to-Value Ratio
0% – 59.99%	$4,799	$162	$79	$—	$5,040	46.5%
60% – 69.99%	3,084	168	79	—	3,331	30.8
70% – 79.99%	1,126	232	99	—	1,457	13.5
80% or greater	643	236	114	—	993	9.2
Total commercial	$9,652	$798	$371	$—	$10,821	100.0%
The following tables set forth credit quality grades by year of origination of the Company’s recorded investment in commercial mortgage loans as of September 30, 2026 and December 31, 2025 (dollars in millions):

	Recorded Investment
	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
September 30, 2026:
Internal credit quality grade:
High investment grade	$274	$621	$582	$330	$533	$1,683	$4,023
Investment grade	1,547	1,896	1,245	708	611	1,233	7,240
Average	—	—	—	54	74	136	264
Watch list	—	—	—	25	4	168	197
In or near default	—	—	—	—	—	12	12
Total commercial	$1,821	$2,517	$1,827	$1,117	$1,222	$3,232	$11,736

	Recorded Investment
	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025:
Internal credit quality grade:
High investment grade	$636	$587	$352	$539	$458	$1,679	$4,251
Investment grade	1,908	1,257	788	617	481	973	6,024
Average	—	—	83	107	36	195	421
Watch list	—	—	—	—	—	125	125
In or near default	—	—	—	—	—	—	—
Total commercial	$2,544	$1,844	$1,223	$1,263	$975	$2,972	$10,821
The following tables set forth credit quality by year of origination of the Company’s recorded investment in residential mortgage loans as of September 30, 2026 and December 31, 2025 (dollars in millions):

	Recorded Investment
	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
September 30, 2026:
Performing	$168	$296	$32	$8	$17	$56	$577
Non-performing	—	30	1	—	—	—	31
Total residential	$168	$326	$33	$8	$17	$56	$608

	Recorded Investment
	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025:
Performing	$310	$47	$9	$21	$54	$6	$447
Non-performing	—	—	—	—	—	—	—
Total residential	$310	$47	$9	$21	$54	$6	$447

The following table presents the current and past due composition of the Company’s recorded investment in mortgage loans as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026	December 31, 2025
Commercial:
Current	$11,674	$10,805
31 – 60 days past due	47	—
61 – 90 days past due	3	—
Greater than 90 days past due	12	16
Total commercial	$11,736	$10,821

Residential:
Current	$578	$444
31 – 60 days past due	14	3
61 – 90 days past due	—	—
Greater than 90 days past due	16	—
Total residential	$608	$447
The following table presents information regarding the Company’s allowance for credit losses for mortgage loans for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

For the three months ended September 30, 2026:	Commercial	Residential	Total
Balance, beginning of period	$119	$8	$127
Provision (release) of credit losses	14	1	15
Write-offs, net of recoveries	—	—	—
Balance, end of period	$133	$9	$142
For the three months ended September 30, 2025:
Balance, beginning of period	$103	$4	$107
Provision (release) of credit losses	5	1	6
Write-offs, net of recoveries	—	—	—
Balance, end of period	$108	$5	$113

For the nine months ended September 30, 2026:	Commercial	Residential	Total
Balance, beginning of period	$112	$5	$117
Provision (release) of credit losses	28	4	32
Write-offs, net of recoveries	(7)	—	(7)
Balance, end of period	$133	$9	$142
For the nine months ended September 30, 2025:
Balance, beginning of period	$93	$—	$93
Provision (release) of credit losses	15	5	20
Write-offs, net of recoveries	—	—	—
Balance, end of period	$108	$5	$113
The Company modified eight and six commercial mortgage loans for borrowers experiencing financial difficulty during the nine months ended September 30, 2026 and 2025, respectively, providing interest only payments, maturity extensions or payment deferrals. The total recorded investment before allowance for credit losses for the modified loans was $71 million and $61 million as of September 30, 2026 and 2025, respectively. The Company had one commercial mortgage loan in the amount of $12 million on nonaccrual status as of September 30, 2026.
The Company had residential mortgage loans in the amount of $31 million that were on nonaccrual status as of September 30, 2026. This includes residential mortgage loans in process of foreclosure with an amortized cost of $21 million at September 30, 2026.
The Company did not convert any mortgage loans to owned properties through a deed in lieu of foreclosure during the nine months ended September 30, 2026 and 2025. The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2026 and 2025.

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
Limited Partnerships and Real Estate Joint Ventures
The carrying values of limited partnerships and real estate joint ventures as of September 30, 2026 and December 31, 2025 are as follows (dollars in millions):

	September 30, 2026	December 31, 2025
Limited partnerships – equity method	$2,249	$1,543
Limited partnerships – fair value	926	925
Limited partnerships – cost method	68	72
Real estate joint ventures – equity method	1,121	1,207
Real estate joint ventures – fair value	63	—
Total limited partnerships and real estate joint ventures	$4,427	$3,747
Other Invested Assets
Other invested assets include lifetime mortgages, derivative contracts and FHLB common stock. Other invested assets also include real estate held for investment, which is included in “Other” in the table below. As of September 30, 2026 and December 31, 2025, the allowance for credit losses for lifetime mortgages was not material. The carrying values of other invested assets as of September 30, 2026 and December 31, 2025 are as follows (dollars in millions):

	September 30, 2026	December 31, 2025
Lifetime mortgages	$1,296	$1,197
Derivatives	134	185
FHLB common stock	64	68
Other	53	64
Total other invested assets	$1,547	$1,514
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

Summary of Derivative Positions
Freestanding derivatives, except for other swaps, are included in other invested assets or other liabilities, at fair value. Other swaps are included in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included with the host contract in funds withheld at interest or funds withheld payable, at fair value. Embedded derivatives on interest-sensitive contracts are included with the host contract in interest-sensitive contract liabilities or reinsurance ceded receivables and other, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of September 30, 2026 and December 31, 2025 (dollars in millions):

		September 30, 2026			December 31, 2025
	Primary Underlying Risk	Notional	Carrying Value / Fair Value		Notional	Carrying Value / Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$2,752	$9	$36	$2,088	$5	$14
Interest rate options	Interest rate	1,000	—	—	750	—	—
Total return swaps	Interest rate	581	—	24	527	1	5
Foreign currency swaps	Foreign currency	150	49	—	150	48	—
Foreign currency forwards	Foreign currency	1,480	4	22	1,358	1	53
Foreign currency options	Foreign currency	305	1	—	305	—	—
Equity options	Equity	6,158	410	197	5,897	459	245
Equity futures	Equity	149	—	—	200	—	—
Credit default swaps	Credit	7,999	2	30	6,573	3	10
Credit default index swaps options	Credit	3,500	—	—	1,000	—	—
Other swaps	Credit	334	1	1	1,225	3	3
CPI swaps	CPI	366	4	4	395	2	7
Synthetic GICs	Interest rate	17,144	—	—	17,209	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements		—	405	329	—	272	341
Interest-sensitive contracts		—	94	404	—	—	470
Total non-designated derivatives		41,918	979	1,047	37,677	794	1,148
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate	5,186	—	187	3,641	31	56
Forward bond purchase commitments	Interest rate	7,551	—	457	3,058	5	227
Foreign currency swaps	Foreign currency	1,880	5	307	2,008	8	331
Foreign currency forwards	Foreign currency	2,388	48	12	2,270	12	38
Total hedging derivatives		17,005	53	963	10,977	56	652
Total derivatives		$58,923	$1,032	$2,010	$48,654	$850	$1,800

Fair Value Hedges
The Company designates and reports the following as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging: interest rate swaps to convert fixed rate liabilities to floating rate liabilities. The gain or loss on the hedged item attributable to a change in interest rates and the offsetting gain or loss on the related interest rate swaps for the three and nine months ended September 30, 2026 and 2025 are as follows (dollars in millions):

Derivative Type	Hedged Item	Claims and Other Policy Benefits		Interest Credited
		Derivatives	Hedged Items	Derivatives	Hedged Items
For the three months ended September 30, 2026:
Interest rate swaps	Future policy benefits	$(33)	$33	$—	$—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	(85)	83
For the three months ended September 30, 2025:
Interest rate swaps	Future policy benefits	—	(1)	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	1	(1)
For the nine months ended September 30, 2026:
Interest rate swaps	Future policy benefits	(43)	44	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	(110)	110
For the nine months ended September 30, 2025:
Interest rate swaps	Future policy benefits	14	(15)	—	—
Interest rate swaps	Interest-sensitive contract liabilities	—	—	23	(27)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges (dollars in millions):

Hedged Item	Carrying Amount of the Hedged Assets / (Liabilities)		Cumulative Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets / (Liabilities) (1)
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Future policy benefits	$(522)	$(547)	$43	$(1)
Interest-sensitive contract liabilities	(2,935)	(1,463)	105	(5)
(1)    Includes $42 million and $(6) million of cumulative adjustment on discontinued fair value hedging relationships at September 30, 2026 and December 31, 2025, respectively.
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
The following table presents the cash flow hedge components of AOCI, before income taxes, and where the gain or loss related to cash flow hedges is recognized on the condensed consolidated statements of income classification for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	Three months ended September 30,
	2026	2025
Balance, beginning of period	$(931)	$(473)
Gains (losses), net deferred in other comprehensive income (loss)	(189)	(115)
Amounts reclassified to net investment income	16	18
Amounts reclassified to interest expense	(1)	(2)
Balance, end of period	$(1,105)	$(572)

	Nine months ended September 30,
	2026	2025
Balance, beginning of period	$(748)	$(495)
Gains (losses), net deferred in other comprehensive income (loss)	(403)	(125)
Amounts reclassified to net investment income	50	54
Amounts reclassified to interest expense	(4)	(6)
Balance, end of period	$(1,105)	$(572)
As of September 30, 2026, approximately $83 million of before-tax deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to net investment income during the next twelve months. For the same time period, approximately $8 million of before-tax deferred net gains on derivative instruments recorded in AOCI are expected to be reclassified to interest expense during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from AOCI
		Net Investment Income	Interest Expense
For the three months ended September 30, 2026:
Interest rate	$(286)	$—	$1
Foreign currency	97	(16)	—
Total	$(189)	$(16)	$1
For the three months ended September 30, 2025:
Interest rate	$12	$(1)	$2
Foreign currency	(127)	(17)	—
Total	$(115)	$(18)	$2

For the nine months ended September 30, 2026:
Interest rate	$(360)	$—	$4
Foreign currency	(43)	(50)	—
Total	$(403)	$(50)	$4
For the nine months ended September 30, 2025:
Interest rate	$(40)	$(3)	$6
Foreign currency	(85)	(51)	—
Total	$(125)	$(54)	$6
For the three and nine months ended September 30, 2026 and 2025, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges and the gains (losses) deferred in OCI for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	Derivative Gains (Losses) Deferred in OCI
	Three months ended September 30,		Nine months ended September 30,
Derivative Type	2026	2025	2026	2025
Foreign currency forwards	$9	$56	$75	$(65)

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $307 million and $232 million as of September 30, 2026 and December 31, 2025, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation. There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from AOCI into investment income during the periods presented.
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
The following tables summarize the effect of non-qualifying derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

		Gains (Losses) for the three months ended September 30,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2026	2025
Interest rate swaps	Investment related gains (losses), net	$4	$1
Interest rate options	Investment related gains (losses), net	(1)	(2)
Total return swaps	Investment related gains (losses), net	(36)	16
Foreign currency swaps	Investment related gains (losses), net	(2)	6
Foreign currency forwards	Investment related gains (losses), net	15	(40)
Foreign currency options	Investment related gains (losses), net	—	(2)
Equity options	Investment related gains (losses), net	14	30
Equity futures	Investment related gains (losses), net	1	(13)
Credit default swaps	Investment related gains (losses), net	(28)	33
Credit default index swaps options	Investment related gains (losses), net	(1)	—
CPI swaps	Investment related gains (losses), net	5	3
Subtotal		(29)	32
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	104	(33)
Interest-sensitive contracts	Interest credited	20	(99)
Total non-qualifying derivatives		$95	$(100)

		Gains (Losses) for the nine months ended September 30,
Type of Non-qualifying Derivative	Income Statement Location of Gains (Losses)	2026	2025
Interest rate swaps	Investment related gains (losses), net	$8	$6
Interest rate options	Investment related gains (losses), net	(1)	(3)
Total return swaps	Investment related gains (losses), net	(39)	16
Foreign currency swaps	Investment related gains (losses), net	5	1
Foreign currency forwards	Investment related gains (losses), net	(48)	22
Foreign currency options	Investment related gains (losses), net	(3)	(5)
Equity options	Investment related gains (losses), net	68	35
Equity futures	Investment related gains (losses), net	(18)	(25)
Credit default swaps	Investment related gains (losses), net	24	36
Credit default index swaps options	Investment related gains (losses), net	(3)	—
CPI swaps	Investment related gains (losses), net	9	(3)
Subtotal		2	80
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	145	(41)
Interest-sensitive contracts	Interest credited	(29)	(67)
Total non-qualifying derivatives		$118	$(28)

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
AAA/AA/A
Single name credit default swaps	$(25)	$430	15.3	$(7)	$490	14.2
BBB
Single name credit default swaps	2	165	1.4	2	170	2.1
Credit default swaps referencing indices	(5)	7,404	5.6	(2)	5,903	5.5
Subtotal	(3)	7,569	5.5	—	6,073	5.4
BB
Single name credit default swaps	—	—	0.0	—	5	0.5
B
Single name credit default swaps	—	—	0.0	—	5	0.5
Total	$(28)	$7,999	6.0	$(7)	$6,573	6.0
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
The following table presents information relating to the netting of the Company’s derivative instruments as of September 30, 2026 and December 31, 2025 (dollars in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments / Collateral (1)	Net Amount
September 30, 2026:
Derivative assets	$533	$(398)	$135	$(135)	$—
Derivative liabilities	1,277	(398)	879	(879)	—
December 31, 2025:
Derivative assets	$578	$(390)	$188	$(188)	—
Derivative liabilities	989	(390)	599	(599)	—
(1)Includes initial margin posted to a central clearing partner for financial instruments and excludes the excess of collateral received/pledged from/to the counterparty.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of September 30, 2026, the Company had credit exposure of $15 million.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are summarized below (dollars in millions):

September 30, 2026:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$74,727	$—	$64,363	$10,364
Canadian government	4,668	—	4,668	—
Japanese government	6,642	—	6,642	—
Korean government	1,197	—	1,197	—
ABS	7,915	—	3,771	4,144
CMBS	2,518	—	2,473	45
RMBS	1,882	—	1,882	—
U.S. government	2,204	2,027	174	3
State and political subdivisions	625	—	625	—
Other foreign government	5,379	—	5,254	125
Total fixed maturity securities available-for-sale	107,757	2,027	91,049	14,681
Equity securities	239	147	—	92
Funds withheld at interest – embedded derivatives	(302)	—	—	(302)
Funds withheld at interest	60	—	—	60
Real estate joint ventures – fair value	63	—	—	63
Cash equivalents	2,674	2,674	—	—
Short-term investments	341	260	61	20
Other invested assets:
Derivatives	134	—	134	—
Other	14	—	14	—
Total other invested assets	148	—	148	—
Reinsurance ceded receivables and other – embedded derivatives	94	—	—	94
Other assets – derivatives	1	—	—	1
Total assets	$111,075	$5,108	$91,258	$14,709
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$404	$—	$—	$404
Other liabilities:
Funds withheld at interest – embedded derivatives	(378)	—	—	(378)
Derivatives	879	—	878	1
Total liabilities	$905	$—	$878	$27
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of September 30, 2026, the fair value of such investments was $926 million.

December 31, 2025:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets: (1)
Fixed maturity securities available-for-sale:
Corporate	$69,737	$—	$59,710	$10,027
Canadian government	5,100	—	5,100	—
Japanese government	4,701	—	4,701	—
Korean government	1,312	—	1,312	—
ABS	7,369	—	3,831	3,538
CMBS	2,162	—	2,099	63
RMBS	1,569	—	1,569	—
U.S. government	3,287	3,074	209	4
State and political subdivisions	660	—	660	—
Other foreign government	5,872	—	5,752	120
Total fixed maturity securities available-for-sale	101,769	3,074	84,943	13,752
Equity securities	311	213	—	98
Funds withheld at interest – embedded derivatives	(128)	—	—	(128)
Funds withheld at interest	61	—	—	61
Real estate joint ventures – fair value	—	—	—	—
Cash equivalents	2,460	2,460	—	—
Short-term investments	255	156	66	33
Other invested assets:
Derivatives	185	—	185	—
Other	17	—	17	—
Total other invested assets	202	—	202	—
Reinsurance ceded receivables and other – embedded derivatives	—	—	—	—
Other assets – derivatives	3	—	—	3
Total assets	$104,933	$5,903	$85,211	$13,819
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$470	$—	$—	$470
Other liabilities:
Funds withheld at interest – embedded derivatives	(59)	—	—	(59)
Derivatives	599	—	596	3
Total liabilities	$1,010	$—	$596	$414
(1)Excludes limited partnerships that are measured at estimated fair value using the NAV per share (or its equivalent) as a practical expedient. As of December 31, 2025, the fair value of such investments was $925 million.

Quantitative Information Regarding Internally Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of September 30, 2026 and December 31, 2025 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Input	Range (Weighted Average)
	September 30, 2026	December 31, 2025			September 30, 2026	December 31, 2025
Assets:
Corporate	$709	$636	Market comparable securities	Liquidity premium	0-3% (2%)	0-4% (3%)
				EBITDA Multiple	5.7x-14.1x (7.6x)	6.0x-14.8x (9.3x)
ABS	1,252	1,329	Market comparable securities	Liquidity premium	0-67% (4%)	0-20% (4%)
U.S. government	3	4	Market comparable securities	Liquidity premium	1%	1%
Equity securities	29	41	Market comparable securities	Liquidity premium	4%	4%
				EBITDA Multiple	7.4x-11.6x (8.8x)	7.4x-13.3x (9.9x)
Short-term investments	1	—	Market comparable securities	Liquidity premium	1%	—
				EBITDA Multiple	8.0x-11.0x (8.6x)	—
Funds withheld at interest – embedded derivatives	13	26	Total return swap	Mortality	0-100% (4%)	0-100% (4%)
	.			Lapse	0-35% (18%)	0-35% (17%)
				Withdrawal	0-10% (5%)	0-10% (5%)
				CVA	0-5% (0%)	0-5% (0%)
				Crediting rate	1-8% (2%)	1-8% (2%)
Reinsurance ceded receivables and other – embedded derivatives	94	—	Discounted cash flow	Mortality	0-100% (5%)	—
				Lapse	0-35% (4%)	—
				Withdrawal	0-10% (0%)	—
				Own Credit	0-5% (0%)	—
				Crediting rate	1-8% (0%)	—
Other assets – derivatives	1	3	Credit default swap	Credit spread	0-1% (0%)	0-1% (0%)
				Probability of default	0-6% (1%)	0-7% (1%)
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	404	470	Discounted cash flow	Mortality	0-100% (4%)	0-100% (3%)
				Lapse	0-35% (7%)	0-35% (16%)
				Withdrawal	0-10% (1%)	0-10% (4%)
				Option budget projection	1-8% (2%)	1-8% (2%)
Other liabilities – derivatives	1	3	Credit default swap	Credit spread	0-1% (0%)	0-1% (0%)
				Probability of default	0-6% (1%)	0-7% (1%)

Changes in Level 3 Assets and Liabilities
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Transfers out of Level 3 are primarily the result of the Company obtaining observable pricing information or a third-party pricing quotation that appropriately reflects the fair value of those assets and liabilities. The Company had Level 3 other swap assets and liabilities that on a gross and net basis were not material for the three and nine months ended September 30, 2026.
For further information on the Company’s valuation processes, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the 2025 Annual Report.
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended September 30, 2026:	Fixed maturity securities available-for-sale					Real estate joint ventures – fair value		Funds withheld at interest – embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contracts – embedded derivatives, net (2)
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities		Short-term investments
Fair value, beginning of period	$10,558	$129	$3,473	$3	$94	$43	$29	$(28)	$61	$(434)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	4	—	—	—	—	—	—	—	—	—
Investment related gains (losses), net	(55)	—	(3)	—	(5)	—	—	104	—	—
Interest credited	—	—	—	—	—	—	—	—	—	20
Included in other comprehensive income (loss)	(248)	(4)	(68)	—	—	—	1	—	—	—
Purchases (3)	731	—	936	—	4	20	7	—	2	84
Sales (3)	(368)	—	(16)	—	(1)	—	—	—	—	—
Settlements (3)	(274)	—	(163)	—	—	—	(1)	—	(3)	20
Transfers into Level 3	16	—	30	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	(16)	—	—	—
Fair value, end of period	$10,364	$125	$4,189	$3	$92	$63	$20	$76	$60	$(310)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$3	$—	$—	$—	$—	$—	$—	$—	$(3)	$—
Investment related gains (losses), net	(57)	—	—	—	(5)	—	—	104	—	—
Interest credited	—	—	—	—	—	—	—	—	—	1
Included in other comprehensive income (loss)	(245)	(4)	(69)	—	—	—	1	—	—	—
(1)Funds withheld at interest – embedded derivative assets and liabilities are presented net for purposes of the rollforward.
(2)Embedded derivatives – interest-sensitive contracts assets and liabilities are presented net for purposes of the rollforward.
(3)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

For the nine months ended September 30, 2026:	Fixed maturity securities available-for-sale					Real estate joint ventures – fair value		Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contracts – embedded derivatives, net (2)
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities		Short-term investments
Fair value, beginning of period	$10,027	$120	$3,601	$4	$98	$—	$33	$(69)	$61	$(470)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	11	—	(1)	—	—	—	—	—	2	—
Investment related gains (losses), net	(118)	—	(3)	—	(18)	—	—	145	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(29)
Included in other comprehensive income (loss)	(375)	(11)	(127)	—	—	—	—	—	(1)	—
Purchases (3)	2,371	16	2,200	—	14	63	30	—	3	29
Sales (3)	(843)	—	(82)	—	(2)	—	(2)	—	—	—
Settlements (3)	(697)	—	(1,338)	(1)	—	—	(19)	—	(5)	160
Transfers into Level 3	22	—	43	—	—	—	—	—	—	—
Transfers out of Level 3	(34)	—	(104)	—	—	—	(22)	—	—	—
Fair value, end of period	$10,364	$125	$4,189	$3	$92	$63	$20	$76	$60	$(310)
Total gains/losses (realized/unrealized) recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Net investment income	$9	$—	$(1)	$—	$—	$—	$—	$—	$(4)	$—
Investment related gains (losses), net	(122)	—	—	—	(18)	—	—	145	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(189)
Included in other comprehensive income (loss)	(369)	(11)	(134)	—	—	—	1	—	(1)	—
(1)Funds withheld at interest – embedded derivative assets and liabilities are presented net for purposes of the rollforward.
(2)Embedded derivatives – interest-sensitive contracts assets and liabilities are presented net for purposes of the rollforward.
(3)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

For the three months ended September 30, 2025:	Fixed maturity securities available-for-sale					Short-term investments	Derivatives, net	Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contracts – embedded derivatives, net (2)
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities
Fair value, beginning of period	$8,912	$32	$2,261	$4	$91	$9	$—	$(63)	$60	$(354)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	3	—	1	—	—	—	—	—	1	—
Investment related gains (losses), net	(17)	—	6	—	1	—	1	(33)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(99)
Included in other comprehensive income (loss)	3	3	(7)	—	—	—	—	—	(2)	—
Purchases (3)	1,156	92	986	—	2	17	—	—	—	—
Sales (3)	(87)	—	(1)	—	—	—	—	—	—	—
Settlements (3)	(253)	—	(320)	—	—	—	—	—	—	15
Transfers into Level 3	20	—	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	(1)	—	—	—	—
Fair value, end of period	$9,737	$127	$2,926	$4	$94	$25	$1	$(96)	$59	$(438)
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
(2)Embedded derivatives – interest-sensitive contracts assets and liabilities are presented net for purposes of the rollforward.
(3)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

For the nine months ended September 30, 2025:	Fixed maturity securities available-for-sale					Short-term investments	Derivatives, net	Funds withheld at interest –embedded derivatives, net (1)	Funds withheld at interest	Interest-sensitive contracts – embedded derivatives, net (2)
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities
Fair value, beginning of period	$6,854	$30	$1,799	$5	$88	$11	$—	$(55)	$56	$(435)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Net investment income	10	—	3	—	—	—	—	—	—	—
Investment related gains (losses), net	(48)	—	6	—	5	—	1	(41)	—	—
Interest credited	—	—	—	—	—	—	—	—	—	(67)
Included in other comprehensive income (loss)	102	5	42	—	—	—	—	—	4	—
Purchases (3)	3,559	92	1,566	—	2	24	—	—	1	11
Sales (3)	(178)	—	(11)	—	(1)	—	—	—	—	—
Settlements (3)	(575)	—	(485)	(1)	—	(7)	—	—	(2)	53
Transfers into Level 3	22	—	20	—	—	—	—	—	—	—
Transfers out of Level 3	(9)	—	(14)	—	—	(3)	—	—	—	—
Fair value, end of period	$9,737	$127	$2,926	$4	$94	$25	$1	$(96)	$59	$(438)
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
(2)Embedded derivatives – interest-sensitive contracts assets and liabilities are presented net for purposes of the rollforward.
(3)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.
Nonrecurring Fair Value Measurements
The Company has certain assets subject to measurement at fair value on a nonrecurring basis in periods subsequent to their initial recognition if they are determined to be impaired. The following tables present information for assets measured at an estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (dollars in millions). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3). For the three and nine months ended September 30, 2025, the Company did not have any material assets that were measured at fair value on a nonrecurring basis due to impairment.

	Carrying Value After Measurement
	At September 30, 2026	At December 31, 2025
Mortgage loans	$55	$21
Limited partnerships and real estate joint ventures	50	46

	Investment Related Gains (Losses), Net
	Three months ended September 30, 2026	Nine months ended September 30, 2026
Mortgage loans	$(23)	$(24)
Limited partnerships and real estate joint ventures	(23)	(35)

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of September 30, 2026 and December 31, 2025 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 13 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the 2025 Annual Report. This table excludes any payables or receivables for collateral under repurchase/reverse repurchase agreements and other transactions. The estimated fair value of the excluded amounts approximates carrying value as they equal the amount of cash collateral received/paid.

September 30, 2026:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans	$12,162	$11,660	$—	$—	$11,660
Policy loans	3,372	3,372	—	3,372	—
Funds withheld at interest	8,112	7,687	—	—	7,687
Limited partnerships – cost method	68	100	—	—	100
Cash and cash equivalents	1,974	1,974	1,974	—	—
Short-term investments	52	52	52	—	—
Other invested assets	1,363	1,059	—	64	995
Accrued investment income	1,494	1,494	—	1,494	—
Other asset	1,048	997	—	—	997
Liabilities:
Interest-sensitive contract liabilities (2)	$35,762	$35,135	$—	$—	$35,135
Funds withheld at interest	10,546	10,340	—	—	10,340
Long-term debt	5,310	5,037	—	—	5,037

December 31, 2025:
Assets:
Mortgage loans	$11,104	$11,044	$—	$—	$11,044
Policy loans	3,541	3,541	—	3,541	—
Funds withheld at interest	8,216	7,970	—	—	7,970
Limited partnerships – cost method	72	98	—	—	98
Cash and cash equivalents	1,708	1,708	1,708	—	—
Short-term investments	91	91	91	—	—
Other invested assets	1,271	1,051	2	68	981
Accrued investment income	1,296	1,296	—	1,296	—
Other asset	1,020	1,071	—	—	1,071
Liabilities:
Interest-sensitive contract liabilities (2)	$31,056	$31,013	$—	$—	$31,013
Funds withheld at interest	6,863	6,681	—	—	6,681
Long-term debt	5,710	5,638	—	—	5,638
(1)Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.
(2)Carrying values and estimated fair values presented herein include a reinsurance recoverable of $1.7 billion and $1.9 billion as of September 30, 2026 and December 31, 2025, respectively.

NOTE 13 INCOME TAX
The effective tax rate on pre-tax income for the three and nine months ended September 30, 2026, was 26.8% and 25.1%, respectively. The tax rate was higher than the U.S. statutory rate primarily due to the jurisdictional mix of earnings, adjustments related to tax return filings, and an increase in the valuation allowance against foreign tax credits, partially offset with the tax benefits received from taxes paid in foreign jurisdictions. The effective tax rate on pre-tax income for the three and nine months ended September 30, 2025, was 20.3% and 29.7%, respectively. The tax rate for the three months ended September 30, 2025, was lower than the U.S. statutory rate primarily due to the jurisdictional mix of earnings and the U.S. tax benefits received from taxes paid in foreign jurisdictions. The tax rate for the nine months ended September 30, 2025, was higher than the U.S. statutory rate primarily due to tax expense related to legal entity restructuring, the establishment of a valuation allowance on foreign tax credit carryforwards, as well as income earned in foreign jurisdictions with statutory rates higher than in the U.S. These increases were partially offset with benefits received from tax credits generated during the year.
NOTE 14 COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of September 30, 2026 and December 31, 2025, are presented in the following table (dollars in millions):

	September 30, 2026	December 31, 2025
Limited partnerships and real estate joint ventures	$2,373	$2,328
Mortgage loans	296	192
Bank loans and private placements	2,595	2,796
Lifetime mortgages	114	128
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has an immaterial liability, included in other liabilities, for current expected credit losses associated with unfunded commitments as of September 30, 2026 and December 31, 2025.
Funding Agreements
Federal Home Loan Bank (“FHLB”) of Des Moines
The Company is a member of the FHLB and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2026 and December 31, 2025, the Company had $1.2 billion and $1.3 billion of FHLB funding agreements outstanding, respectively. The Company is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.
Funding Agreement Backed Notes (“FABN”)
The Company’s FABN program allows RGA Global Funding, a special-purpose, unaffiliated statutory trust, to offer up to $7 billion of its senior secured medium-term notes. The authorization was increased by RGA’s board of directors in July 2026 to $10 billion of such notes at any time outstanding. RGA Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from the Company. As of September 30, 2026 and December 31, 2025, the Company had $6.9 billion and $5.8 billion, respectively, outstanding, which are reflected in interest-sensitive contract liabilities.
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

Guarantees
Statutory Reserve Support
Certain RGA subsidiaries have committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, certain subsidiaries have also committed to provide capital support to a third party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, the Company would recognize a right of use asset and lease obligation. As of September 30, 2026, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of September 30, 2026 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2034	$1,243
2035	1,880
2036	2,349
2037	5,100
2038	1,750
2039	8,751
2041	720
2046	3,000
2049	4,750
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
No individual client generated 10% or more of the Company’s total gross premiums and other revenues on a consolidated basis for the nine months ended September 30, 2026 and 2025. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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

The following tables summarize the Company’s reportable segment revenues, significant expenses, measure of profit and loss and reconciliations to the Company’s consolidated totals (dollars in millions):

For the three months ended September 30, 2026:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$2,248	$1,903	$410	$116	$598	$531	$953	$680	$230	$7,669
Reconciliation of revenues
Investment and derivative gains (losses)										(222)
Change in fair value of funds withheld embedded derivatives										104
Funds withheld gains (losses) – investment income										1
Investment income (loss) on unit-linked variable annuities										—
Other revenues (1)										(2)
Total consolidated revenues										$7,550
Less significant expenses (2):
Adjusted claims and other policy benefits	1,745	1,298	320	92	517	357	761	318	—
Future policy benefits remeasurement (gains) losses	9	1	(23)	(1)	8	(9)	(28)	3	—
Adjusted interest credited	39	269	—	—	—	5	—	170	46
Interest expense	—	—	—	—	—	—	—	—	96
Other segment items (3)	279	216	50	8	52	27	101	97	110
Adjusted operating income (loss) before income taxes	$176	$119	$63	$17	$21	$151	$119	$92	$(22)	$736
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(222)
Market risk benefits remeasurement gains (losses)										26
Change in fair value of funds withheld embedded derivatives										104
Funds withheld gains (losses) – investment income										1
Derivatives – interest credited										(4)
Investment income (loss) on unit-linked variable annuities										—
Interest credited on unit-linked variable annuities										—
Interest expense on uncertain tax positions										—
Other reconciling items (4)										(17)
Income before income taxes per condensed consolidated statements of income										$624
(1)Includes market valuation adjustments on surrender charges and other immaterial items.
(2)The significant expense categories and amounts align with the segment level information that is regularly provided to the CEO. Intersegment expenses are included within the amounts above.
(3)Includes policy acquisition costs and other insurance expenses and other operating expenses.
(4)Includes market valuation adjustments on surrender charges, pension risk transfer initial loss and other immaterial items.

For the nine months ended September 30, 2026:
	U.S. and Latin America		Canada		Europe, Middle East and Africa		Asia Pacific		Corporate and Other	Total
	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions	Traditional	Financial Solutions

Segment revenues	$6,784	$4,177	$1,228	$342	$1,846	$1,535	$2,840	$1,750	$631	$21,133
Reconciliation of revenues
Investment and derivative gains (losses)										(601)
Change in fair value of funds withheld embedded derivatives										147
Funds withheld gains (losses) – investment income										(5)
Investment income (loss) on unit-linked variable annuities										(1)
Other revenues (1)										8
Total consolidated revenues										$20,681
Less significant expenses (2):
Adjusted claims and other policy benefits	5,340	2,393	964	276	1,569	1,045	2,209	714	—
Future policy benefits remeasurement (gains) losses	(18)	8	(26)	(1)	(3)	(19)	(24)	42	—
Adjusted interest credited	135	872	—	—	—	19	—	464	134
Interest expense	—	—	—	—	—	—	—	—	295
Other segment items (3)	848	513	151	22	166	78	282	253	324
Adjusted operating income (loss) before income taxes	$479	$391	$139	$45	$114	$412	$373	$277	$(122)	$2,108
Reconciliation of adjusted operating income (loss) before income taxes
Investment and derivative gains (losses)										(601)
Market risk benefits remeasurement gains (losses)										30
Change in fair value of funds withheld embedded derivatives										147
Funds withheld gains (losses) – investment income										(5)
Derivatives – interest credited										(7)
Investment income (loss) on unit-linked variable annuities										(1)
Interest credited on unit-linked variable annuities										1
Interest expense on uncertain tax positions										(1)
Other reconciling items (4)										(1)
Income before income taxes per condensed consolidated statements of income										$1,670
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
Reconciliation of revenues
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
Reconciliation of revenues
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
2026 Subordinated Debt Issuance
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
2026 Senior Notes Maturity
The Company’s $400 million 3.95% Senior Debentures due 2026 matured and were paid in full on September 15, 2026.

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
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $4.4 trillion of life reinsurance in force and assets of $169.5 billion as of September 30, 2026. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, pension risk transfer, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
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

Consolidated Results of Operations
Actuarial Assumptions Update
The Company’s annual assumptions review, completed in the third quarter of 2026, did not have a material impact on the Company’s pre-tax income. The 2025 pre-tax loss was primarily due to updated mortality assumptions in the U.K.
The following table summarizes the pre-tax impact, net of reinsurance, of assumptions updates for the nine months ended September 30, 2026 and 2025 for each segment’s long-duration and other insurance business (dollars in millions):

	September 30,
	2026	2025
Long-duration business:
U.S. and Latin America – Traditional	$12	$39
U.S. and Latin America – Financial Solutions	(8)	—
Canada – Traditional	22	9
Canada – Financial Solutions	—	—
Europe, Middle East and Africa – Traditional	(31)	(222)
Europe, Middle East and Africa – Financial Solutions	—	24
Asia Pacific – Traditional	16	1
Asia Pacific – Financial Solutions	(4)	—
Impact of assumptions updates for long-duration business	7	(149)
Impact of assumptions updates for other insurance business	(7)	—
Total impact of assumptions updates	$—	$(149)
Consolidated income before income taxes
The following table summarizes the changes in net income for the periods presented (dollars in millions, except per share data):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Revenues
Net premiums	$5,352	$4,280	$1,072	$14,419	$12,450	$1,969
Net investment income	1,934	1,475	459	5,499	4,115	1,384
Investment related losses, net	(85)	13	(98)	(331)	(110)	(221)
Other revenues	349	436	(87)	1,094	608	486
Total revenues	7,550	6,204	1,346	20,681	17,063	3,618
Benefits and expenses
Claims and other policy benefits	5,420	4,356	1,064	14,519	12,223	2,296
Future policy benefits remeasurement (gains) losses	(40)	85	(125)	(41)	97	(138)
Market risk benefits remeasurement (gains) losses	(26)	(1)	(25)	(30)	11	(41)
Interest credited	533	547	(14)	1,630	1,160	470
Policy acquisition costs and other insurance expenses	586	471	115	1,606	1,321	285
Other operating expenses	357	328	29	1,031	953	78
Interest expense	96	98	(2)	296	268	28
Total benefits and expenses	6,926	5,884	1,042	19,011	16,033	2,978
Income before income taxes	624	320	304	1,670	1,030	640
Provision for income taxes	167	65	102	418	306	112
Net income	$457	$255	$202	$1,252	$724	$528
Net income attributable to noncontrolling interest	1	2	(1)	4	5	(1)
Net income available to RGA, Inc. shareholders	$456	$253	$203	$1,248	$719	$529
Earnings per share
Basic earnings per share	$6.98	$3.85	$3.13	$19.09	$10.89	$8.20
Diluted earnings per share	$6.92	$3.81	$3.11	$18.91	$10.78	$8.13
Consolidated results
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Income before income taxes increased by $304 million for the three months ended September 30, 2026, compared with the same period in 2025. The increase was primarily attributable to the following:

•Higher net investment income, excluding variable investment income, from growth in invested assets and higher new money rates earned on recent investments.
•Higher variable investment income primarily from limited partnerships and real estate joint venture sales, which increased revenues and contributed to the improvement in income before income taxes.
•Favorable claims experience across all of the Company’s operating segments, which reduced claims and other policy benefits relative to expected experience.
•The completion of the Company’s annual assumption review during the third quarter of 2026 did not have an impact on the results for the current period. The 2025 assumption update resulted in a loss of $149 million. See Note 4 – “Future Policy Benefits” for additional information.
•Unrealized gains due to changes in fair value of funds withheld embedded derivative associated with reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis.
The increase was partially offset by the following:
•Higher investment related losses due to realized losses from portfolio repositioning and unrealized losses due to changes in fair value of certain limited partnership investments.
•Net losses on freestanding derivatives.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Income before income taxes increased by $640 million for the nine months ended September 30, 2026, compared with the same period in 2025. The increase was primarily attributable to:
•The Company executed reinsurance contracts with subsidiaries of Equitable Holdings, Inc. (the “Equitable Holdings Transaction”) on July 31, 2025. Pursuant to these agreements, the Company’s U.S. Financial Solutions segment assumed a 75% quota share of Equitable Holdings’ in force individual life insurance liabilities on a coinsurance and modified coinsurance basis, consisting of a diversified mix of life products and account value liabilities, with total liabilities of approximately $12 billion. This transaction increased the U.S. Financial Solutions adjusted operating income before income taxes by $105 million during the nine month period ended September 30, 2026.
•Higher variable investment income primarily from limited partnerships and real estate joint venture sales, which increased revenues and contributed to the improvement in income before income taxes.
The increase was partially offset by the following:
•Higher investment related losses resulting from realized losses due to portfolio repositioning and unrealized losses due to changes in fair value of certain limited partnership investments.
Fluctuations in foreign currency to U.S. dollar exchange rates
Foreign currency exchange fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations did not have a material impact on income before income taxes for the three and nine months ended September 30, 2026. Unless otherwise stated, all amounts discussed below are net of foreign currency exchange fluctuations.
Investment related losses
The increase in investment related losses, net was due to the following:
•During the three and nine months ended September 30, 2026, the Company repositioned its investment portfolio to generate higher yields, resulting in net realized losses of $102 million and $296 million, respectively, compared to net capital gains of $31 million and net capital losses of $55 million for the three and nine months ended September 30, 2025, respectively.
•During the three and nine months ended September 30, 2026, the fair value of certain limited partnership investments decreased by $42 million and $71 million, respectively, compared to a decrease of $1 million and $22 million for the three and nine months ended September 30, 2025, respectively.
•For the three and nine months ended September 30, 2026, changes in the fair value of funds withheld embedded derivative associated with reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis increased by $104 million and $147 million, respectively, compared to a decrease of $33 million and $41 million for the three and nine months ended September 30, 2025, respectively.

•The Company incurred $71 million and $150 million of changes in allowance for credit losses and impairments during the three and nine months ended September 30, 2026, respectively, compared to $35 million and $111 million during the three and nine months ended September 30, 2025, respectively.
The increase was partially offset by the following:
•For the three months ended September 30, 2026, changes in the fair value of free standing derivatives decreased by $29 million compared to an increase of $32 million for the three months ended September 30, 2025, respectively. For the nine months ended September 30, 2026, changes in the fair value of free standing derivatives increased by $2 million compared to an increase of $80 million for the nine months ended September 30, 2025, respectively.
See the Investment section within Management Discussion and Analysis, Note 10 – “Investments” and Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the changes in allowance for credit losses, impairment losses and derivatives.
Market risk benefits
Market risk benefits consist of guaranteed minimum benefits associated with the Company’s reinsurance of variable and indexed annuities. The change in fair value of the freestanding derivatives purchased by the Company to hedge the liability is reflected in investment related gains (losses), net. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, decreased income before income taxes by $9 million and $22 million for the three and nine months ended September 30, 2026. The change in fair value of market risk benefits for guaranteed minimum benefits, after allowing for changes in the associated freestanding derivatives, decreased income before income taxes by $7 million and $9 million for the three and nine months ended September 30, 2025, respectively.
Non-economic changes in insurance liabilities
Non-economic changes in insurance liabilities include the initial loss on Pension Risk Transfer (“PRT”) transactions, net of amortization, and changes in the fair value of embedded derivatives associated with the Company’s reinsurance of equity-indexed annuity products. The initial loss at inception of a PRT transaction is the difference between the single premium received and the valuation of the initial reserve based on interest rates prescribed by U.S. GAAP. The Company non-economic losses were $16 million for the three and nine months ended September 30, 2026, compared to losses of $12 million and $41 million for the three and nine months ended September 30, 2025, respectively.
Income taxes
The effective tax rate was 26.8% and 25.1%, for the three and nine months ended September 30, 2026, respectively, compared to 20.3% and 29.7% for the three and nine months ended September 30, 2025. See Note 13 – “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate.
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

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Income before income taxes	$624	$320	$304	$1,670	$1,030	$640
Investment and derivative (gains) losses	222	(1)	223	601	147	454
Market risk benefits remeasurement (gains) losses	(26)	(1)	(25)	(30)	11	(41)
Change in fair value of funds withheld embedded derivatives	(104)	33	(137)	(147)	41	(188)
Funds withheld (gains) losses – investment income	(1)	19	(20)	5	17	(12)
Derivatives – interest credited	4	1	3	7	13	(6)
Investment income on unit-linked variable annuities	—	1	(1)	1	1	—
Interest credited on unit-linked variable annuities	—	(1)	1	(1)	(1)	—
Interest expense on uncertain tax positions	—	—	—	1	—	1
Other	17	14	3	1	32	(31)
Adjusted operating income before income taxes	$736	$385	$351	$2,108	$1,291	$817
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Adjusted operating income before income taxes increased by $351 million for the three months ended September 30, 2026, compared with the same period in 2025. The increase was primarily attributable to earnings from new transactions, growth in net investment income and favorable claims experience.
The increase in adjusted operating income before income taxes was primarily the result of the following:
•Higher net investment income from growth in invested assets and higher new money rates earned on recent investments.
•Favorable claims experience across all of the Company’s operating segments, which reduced claims and other policy benefits relative to expected experience.
•The completion of the Company’s annual assumption review during the third quarter of 2026 did not have an impact on the consolidated results for the current period. The 2025 assumption update resulted in a loss of $149 million. See Note 4 – “Future Policy Benefits” for additional information.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
The increase in adjusted operating income before income taxes was primarily the result of the following:
•Favorable impacts from the Equitable Holdings transaction completed in the third quarter of 2025.
•Variable investment income, excluding spread related business, was $144 million for the nine months ended September 30, 2026, compared to $53 million in the prior year.
•Higher net investment income from growth in invested assets and higher new money rates earned on recent investments.
•Favorable claims experience across all of the Company’s operating segments.

•The completion of the Company’s annual assumption review during the third quarter of 2026 did not have an impact on the consolidated results for the current period. The 2025 assumption update resulted in a loss of $149 million. See Note 4 – “Future Policy Benefits” for additional information.
Fluctuations in foreign currency to U.S. dollar exchange rates
Foreign currency exchange fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations did not have a material impact on income before income taxes for the three and nine months ended September 30, 2026. Unless otherwise stated, all amounts discussed below are net of foreign currency exchange fluctuations.
Premiums and business growth
The increases in net premiums for the three and nine months ended September 30, 2026, were primarily due to organic growth and new business production. Organic growth and new business production, measured by the face amount of life reinsurance in force, were $389.5 billion and $606.4 billion during the nine months ended September 30, 2026 and 2025, respectively. Consolidated assumed life reinsurance in force increased to $4,378.5 billion as of September 30, 2026, from $4,320.8 billion as of September 30, 2025, primarily due to new business production.
Net investment income
The increases in net investment income for the three and nine months ended September 30, 2026, were primarily due to an increase in the average invested asset base and higher risk-free rates earned on new investments, and an increase in variable investment income from limited partnerships and real estate joint ventures sales. The following summarizes the primary drivers contributing to the increases in net investment income for the three and nine months ended September 30, 2026:
•The average invested assets at amortized cost, excluding spread related business, totaled $49.4 billion and $45.1 billion, for the nine months ended September 30, 2026 and 2025, respectively.
•The average yield earned on investments, excluding spread related business, was 5.26% and 4.73% for the three months ended September 30, 2026 and 2025, respectively, and 5.17% and 4.91% for the nine months ended September 30, 2026 and 2025, respectively. The increase in investment yield for the three months ended September 30, 2026, in comparison with the same period in the prior year, was primarily due to an increase in variable investment income. The increase in investment yield for the nine months ended September 30, 2026, in comparison with the same period in the prior year, was primarily due to an increase in variable investment income from limited partnerships and real estate joint venture sales.
The average yield will vary from year to year depending on several variables, including the prevailing risk-free interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from limited partnerships and real estate joint ventures will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments, in addition to the sale of the underlying property in the case of real estate joint ventures. Investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.

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

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Total segment revenues	4,151	3,260	891	10,961	8,686	2,275
Total adjusted benefits and expenses	3,856	3,024	832	10,091	8,142	1,949
Adjusted operating income before income taxes	$295	$236	$59	$870	$544	$326
The increase in adjusted operating income before income taxes for the three months ended September 30, 2026, was primarily due to the favorable contributions from previously executed in-force actions in the Traditional segment and higher variable investment income in the current year, partially offset by less favorable impact of assumptions updates in the current year. The increase for the nine months ended September 30, 2026, was primarily due to favorable claims experience in the current year, higher variable investment income and the inclusion of a full nine months of the Equitable Holdings transaction, which was executed on July 31, 2025.

Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$1,930	$1,883	$47	$5,823	$5,823	$—
Net investment income	303	282	21	893	835	58
Investment related gains (losses), net	4	14	(10)	24	20	4
Other revenues	11	11	—	44	23	21
Total segment revenues	2,248	2,190	58	6,784	6,701	83
Adjusted benefits and expenses
Adjusted claims and other policy benefits	1,745	1,769	(24)	5,340	5,464	(124)
Future policy benefits remeasurement (gains) losses	9	(46)	55	(18)	3	(21)
Adjusted interest credited	39	61	(22)	135	127	8
Policy acquisition costs and other insurance expenses	215	209	6	661	651	10
Other operating expenses	64	61	3	187	176	11
Total adjusted benefits and expenses	2,072	2,054	18	6,305	6,421	(116)
Adjusted operating income before income taxes	$176	$136	$40	$479	$280	$199
Key metrics
Life reinsurance in force				$1,938.3 billion	$1,860.7 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(12)	$(39)		$(12)	$(39)
Effect of actual variances from expected experience	$21	$(7)		$(6)	$42
Loss ratio (1)	90.9%	91.5%		91.4%	93.9%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	11.1%	11.1%		11.4%	11.2%
Other operating expenses as a percentage of net premiums	3.3%	3.2%		3.2%	3.0%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement (gains) losses.
The increases in adjusted operating income before income taxes for the three and nine months ended September 30, 2026, were primarily due to favorable claims experience and variable investment income, partially offset by less favorable impact from the Company’s annual assumptions review in the current period.
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Segment revenues
•The increase in net premiums was due to organic growth.
•The increase in net investment income was primarily due to favorable investment yields, an increase in variable investment income and a higher asset base supporting the business.
Adjusted benefits and expenses
•During the three months ended September 30, 2026 and 2025, the Company completed its annual assumptions review resulting in net favorable assumptions updates totaling $12 million and $39 million, respectively, primarily due to updated mortality assumptions. See Note 4 – “Future Policy Benefits” for additional information.
•Adjusted interest credited is primarily associated with the reinsurance of equity-indexed life products. The effect on interest credited related to equity markets is substantially offset by a corresponding increase in the fair value of equity options reported in investment related gains (losses), net.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Segment revenues
•The increase in net investment income was primarily due to favorable investment yields and a higher asset base supporting the business.
•The segment added new life business, measured by face amount of life reinsurance in force, of $155.3 billion and $135.1 billion during the nine months ended September 30, 2026 and 2025, respectively.
Adjusted benefits and expenses

•The future policy benefits remeasurement gain was due to favorable claims experience in the current period partially offset by lower remeasurement gains from the Company’s annual assumptions review.
Financial Solutions
The following table sets forth the U.S. and Latin America Financial Solutions segment operating results for the periods indicated (dollars in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$1,007	$227	$780	$1,537	$331	$1,206
Net investment income	599	476	123	1,749	1,184	565
Investment related gains (losses), net	10	16	(6)	45	16	29
Other revenues	287	351	(64)	846	454	392
Total segment revenues	1,903	1,070	833	4,177	1,985	2,192
Adjusted benefits and expenses
Adjusted claims and other policy benefits	1,298	511	787	2,393	787	1,606
Future policy benefits remeasurement (gains) losses	1	2	(1)	8	(1)	9
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	269	324	(55)	872	577	295
Policy acquisition costs and other insurance expenses	192	111	81	444	288	156
Other operating expenses	24	22	2	69	70	(1)
Total adjusted benefits and expenses	1,784	970	814	3,786	1,721	2,065
Adjusted operating income before income taxes	$119	$100	$19	$391	$264	$127
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$8	$—		$8	$—
Effect of actual variances from expected experience	$(7)	$2		$—	$(1)
The increases in adjusted operating income before income taxes for the three and nine months ended September 30, 2026, were primarily due to favorable variable investment income.
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Segment revenues
•The increase in net premiums was primarily due to single-premium PRT transactions executed in the current quarter which is offset by an associated increase in reserves reflected in adjusted claims and other policy benefits.
•The increase in net investment income was primarily due to favorable variable investment income and an increase in the invested asset base supporting asset-intensive transactions.
◦The book value of the invested asset base supporting asset-intensive transactions increased to $46.7 billion as of September 30, 2026, from $39.8 billion as of September 30, 2025, resulting in higher net investment income. As of September 30, 2026 and September 30, 2025, $3.0 billion and $3.3 billion, respectively, of the invested assets were funds withheld at interest, of which 90% or more was associated with two clients.
◦The increase in the asset base was primarily due to $8.7 billion from new transactions and growth from treaties open to new business, offset by $1.8 billion in run-off of existing in force transactions.
•The decrease in other revenues was primarily due to a decrease in policy charges on universal life-type policies associated with the Equitable Holdings transaction.
Adjusted benefits and expenses
•The increase in adjusted claims and other policy benefits and policy acquisition costs and other insurance expenses was primarily due to the execution of PRT transactions in the current quarter.
•The increase in policy acquisition costs and other insurance expenses was primarily due to retrocession transactions executed in the current quarter. Net investment income ceded on retrocessions is reported within policy acquisition costs and other insurance expenses.
•During the three months ended September 30, 2026, the Company completed its annual assumptions review resulting in net unfavorable assumptions updates totaling $8 million, primarily due to updated mortality assumptions. See Note 4 – “Future Policy Benefits” for additional information.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
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
Reinsurance of separate accounts
•Certain of the Company’s reinsurance contracts, including the Equitable Holdings transaction, reinsure the ceding company’s separate account liabilities on a modified coinsurance basis. Under the terms of these arrangements, the ceding company retains the assets supporting the separate account liabilities. The Company receives a fee based on the policyholder’s account value and is not directly exposed to the investment performance of the separate account assets. Periodic settlements between the Company and the ceding company are net settled. The Company, having the right of offset, has offset assumed separate account assets and liabilities in its consolidated balance sheet. As of September 30, 2026 and December 31, 2025, the Company assumed $15.3 billion, net of reinsurance of $1.0 billion, and $16.7 billion of separate account liabilities.
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

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Total segment revenues	526	504	22	1,570	1,509	61
Total adjusted benefits and expenses	446	454	(8)	1,386	1,379	7
Adjusted operating income before income taxes	$80	$50	$30	$184	$130	$54
The increases in adjusted operating income before income taxes for the three and nine months ended September 30, 2026, were primarily due to the favorable impact from annual assumptions updates, an increase in variable investment income and favorable experience in Traditional business.
Foreign currency exchange fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations resulted in an increase in adjusted operating income before income taxes of $1 million for the nine months ended September 30, 2026. Unless otherwise stated, all amounts discussed below are net of foreign currency exchange fluctuations.

Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$346	$326	$20	$1,033	$984	$49
Net investment income	64	69	(5)	191	200	(9)
Investment related gains (losses), net	—	2	(2)	3	3	—
Other revenues	—	1	(1)	1	1	—
Total segment revenues	410	398	12	1,228	1,188	40
Adjusted benefits and expenses
Adjusted claims and other policy benefits	320	307	13	964	920	44
Future policy benefits remeasurement (gains) losses	(23)	(8)	(15)	(26)	(3)	(23)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	—	1	(1)	—	1	(1)
Policy acquisition costs and other insurance expenses	38	43	(5)	113	127	(14)
Other operating expenses	12	12	—	38	40	(2)
Total adjusted benefits and expenses	347	355	(8)	1,089	1,085	4
Adjusted operating income before income taxes	$63	$43	$20	$139	$103	$36
Key metrics
Life reinsurance in force				$523.8 billion	$507.9 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(22)	$(9)		$(22)	$(9)
Effect of actual variances from expected experience	$(1)	$1		$(4)	$6
Loss ratio (1)	85.8%	91.7%		90.8%	93.2%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	11.0%	13.2%		10.9%	12.9%
Other operating expenses as a percentage of net premiums	3.5%	3.7%		3.7%	4.1%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement (gains) losses.
The increase in adjusted operating income before income taxes for the three months ended September 30, 2026, was primarily due to the favorable impact from the annual assumptions updates and favorable experience in individual life business. The increase in adjusted operating income before income taxes for the nine months ended September 30, 2026, was primarily due to the favorable impact from the annual assumptions updates and favorable experience across all lines of business.
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Segment revenues
•The increase in net premiums was primarily due to organic growth.
Adjusted benefits and expenses
•The decrease in the loss ratio was primarily due to favorable experience in individual life business.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Segment revenues
•The increase in net premiums was primarily due to organic growth and favorable foreign currency exchange fluctuations.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $40.4 billion and $39.8 billion during the nine months ended September 30, 2026 and 2025, respectively.
Adjusted benefits and expenses
•The decrease in the loss ratio was primarily due to favorable experience across all lines of business.
•During the three months ended September 30, 2026 and 2025, the Company completed its annual assumptions review resulting in net favorable assumptions updates totaling $22 million and $9 million, respectively, primarily due to updated mortality assumptions. See Note 4 – “Future Policy Benefits” for additional information.

Financial Solutions

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$46	$46	$—	$135	$143	$(8)
Net investment income	68	58	10	201	167	34
Investment related gains (losses), net	—	(1)	1	(3)	(1)	(2)
Other revenues	2	3	(1)	9	12	(3)
Total segment revenues	116	106	10	342	321	21
Adjusted benefits and expenses
Claims and other policy benefits	92	92	—	276	276	—
Future policy benefits remeasurement (gains) losses	(1)	—	(1)	(1)	—	(1)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	6	5	1	17	14	3
Other operating expenses	2	2	—	5	4	1
Total adjusted benefits and expenses	99	99	—	297	294	3
Adjusted operating income before income taxes	$17	$7	$10	$45	$27	$18
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$—		$—	$—
Effect of actual variances from expected experience	$(1)	$—		$(1)	$—
The increase in adjusted operating income before income taxes for the three months ended September 30, 2026, was primarily due to higher variable investment income. The increase in adjusted operating income before income taxes for the nine months ended September 30, 2026, was primarily due to higher variable investment income, partially offset by less favorable experience in longevity business.
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

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Total segment revenues	1,129	984	145	3,381	2,813	568
Total adjusted benefits and expenses	957	1,036	(79)	2,855	2,591	264
Adjusted operating income before income taxes	$172	$(52)	$224	$526	$222	$304
The increases in adjusted operating income before income taxes for the three and nine months ended September 30, 2026, were primarily due to unfavorable assumptions updates in the prior year and growth in the underlying business.
Foreign currency exchange fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations resulted in decreases of $3 million on adjusted operating income before income taxes for the three months ended September 30, 2026, and increases of $10 million for the nine months ended September 30, 2026. Unless otherwise stated, all amounts discussed below are net of foreign currency exchange fluctuations.

Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$556	$562	$(6)	$1,729	$1,675	$54
Net investment income	36	30	6	106	92	14
Investment related gains (losses), net	—	—	—	(1)	—	(1)
Other revenues	6	5	1	12	10	2
Total segment revenues	598	597	1	1,846	1,777	69
Adjusted benefits and expenses
Adjusted claims and other policy benefits	517	516	1	1,569	1,532	37
Future policy benefits remeasurement (gains) losses	8	216	(208)	(3)	214	(217)
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	24	30	(6)	87	74	13
Other operating expenses	28	27	1	79	81	(2)
Total adjusted benefits and expenses	577	789	(212)	1,732	1,901	(169)
Adjusted operating income before income taxes	$21	$(192)	$213	$114	$(124)	$238
Key metrics
Life reinsurance in force				$1,060.3 billion	$1,125.7 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$31	$222		$31	$222
Effect of actual variances from expected experience	$(23)	$(6)		$(34)	$(8)
Loss ratio (1)	94.4%	130.2%		90.6%	104.2%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	4.3%	5.3%		5.0%	4.4%
Other operating expenses as a percentage of net premiums	5.0%	4.8%		4.6%	4.8%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement (gains) losses.
The increases in adjusted operating income before income taxes for the three and nine months ended September 30, 2026, were primarily due to unfavorable assumptions updates in the prior year.
Segment revenues
•The segment added new life business production, measured by face amount of life reinsurance in force, of $102.8 billion and $133.2 billion during the nine months ended September 30, 2026 and 2025, respectively.
Adjusted benefits and expenses
•The decreases in the loss ratios for the three and nine months ended September 30, 2026, were primarily due to a decrease in unfavorable assumptions updates and an improvement in mortality experience.
•During the three months ended September 30, 2026, the Company completed its annual assumptions review resulting in net unfavorable assumptions updates totaling $31 million, primarily due to updated mortality assumptions. The 2025 annual assumption update resulted in a loss of $222 million primarily due to updated mortality assumptions in the U.K. to reflect deterioration in mortality improvements and ongoing challenges within the healthcare system. See Note 4 – “Future Policy Benefits” for additional information.

Financial Solutions

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$367	$260	$107	$1,057	$696	$361
Net investment income	152	106	46	435	300	135
Investment related gains (losses), net	1	—	1	2	3	(1)
Other revenues	11	21	(10)	41	37	4
Total segment revenues	531	387	144	1,535	1,036	499
Adjusted benefits and expenses
Adjusted claims and other policy benefits	357	253	104	1,045	644	401
Future policy benefits remeasurement (gains) losses	(9)	(37)	28	(19)	(43)	24
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	5	7	(2)	19	20	(1)
Policy acquisition costs and other insurance expenses	4	3	1	11	6	5
Other operating expenses	23	21	2	67	63	4
Total adjusted benefits and expenses	380	247	133	1,123	690	433
Adjusted operating income before income taxes	$151	$140	$11	$412	$346	$66
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$—	$(24)		$—	$(24)
Effect of actual variances from expected experience	$(9)	$(13)		$(19)	$(19)
The increases in adjusted operating income before income taxes for the three and nine months ended September 30, 2026, were primarily due to increases in net premiums and net investment income, partially offset by an increase in adjusted claims and other policy benefits as a result of increased volumes of closed block longevity and asset-intensive business.
Segment revenues
•The increases in net premiums for the three and nine months ended September 30, 2026, were primarily due to increased volumes on new and existing treaties.
•The increases in net investment income for the three and nine months ended September 30, 2026, were primarily due to an increase in yields and an increase in invested assets supporting the segment.
Adjusted benefits and expenses
•The increases in adjusted claims and other policy benefits for the three and nine months ended September 30, 2026, were the result of increased volumes of closed block longevity and asset-intensive transactions.
•There were no changes to the segment actuarial assumptions as a result of the Company’s 2026 annual assumptions review completed in the third quarter. The 2025 annual assumptions update resulted in a gain of $24 million, primarily due to updated longevity based mortality in the U.K. See Note 4 – “Future Policy Benefits” for additional information.
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

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Total segment revenues	1,633	1,321	312	4,590	3,755	835
Total adjusted benefits and expenses	1,422	1,112	310	3,940	3,200	740
Adjusted operating income before income taxes	$211	$209	$2	$650	$555	$95

The adjusted operating income before income taxes for the three months ended September 30, 2026, was in line with the prior year period. The increase in the adjusted operating income before income taxes for the nine months ended September 30, 2026, was primarily due to higher net investment income and business growth in both traditional reinsurance and financial solutions.
Foreign currency exchange fluctuations can result in variances in the financial statement line items. Foreign currency exchange fluctuations resulted in decreases of $9 million and $18 million in adjusted operating income before income taxes for the three and nine months ended September 30, 2026, respectively. Unless otherwise stated, all amounts discussed below are net of foreign currency exchange fluctuations.
Traditional Reinsurance

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$863	$880	$(17)	$2,573	$2,473	$100
Net investment income	89	73	16	256	216	40
Investment related gains (losses), net	—	—	—	3	—	3
Other revenues	1	3	(2)	8	6	2
Total segment revenues	953	956	(3)	2,840	2,695	145
Adjusted benefits and expenses
Adjusted claims and other policy benefits	761	761	—	2,209	2,133	76
Future policy benefits remeasurement (gains) losses	(28)	(41)	13	(24)	(67)	43
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	39	43	(4)	111	117	(6)
Other operating expenses	62	55	7	171	164	7
Total adjusted benefits and expenses	834	818	16	2,467	2,347	120
Adjusted operating income before income taxes	$119	$138	$(19)	$373	$348	$25
Key metrics
Life reinsurance in force				$595.4 billion	$546.1 billion
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$(16)	$(1)		$(16)	$(1)
Effect of actual variances from expected experience	$(12)	$(40)		$(8)	$(66)
Loss ratio (1)	84.9%	81.8%		84.9%	83.5%
Policy acquisition costs and other insurance expenses as a percentage of net premiums	4.5%	4.9%		4.3%	4.7%
Other operating expenses as a percentage of net premiums	7.2%	6.3%		6.6%	6.6%
(1)Includes adjusted claims and other policy benefits and future policy benefits remeasurement (gains) losses.
The decrease in adjusted operating income before income taxes for the three months ended September 30, 2026, was primarily due to a decrease in net premiums and a decrease in future policy benefits remeasurement gains, partially offset by an increase in net investment income. The increase in adjusted operating income before taxes for the nine months ended September 30, 2026, was primarily due to growth in traditional reinsurance business.
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Segment revenues
•The decrease in segment revenues reflected a decrease in net premiums substantially offset by an increase in net investment income.
Adjusted benefits and expenses
•The increase in loss ratio was primarily due to unfavorable underwriting experience.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Segment revenues
•The increase in net premiums was primarily due to continued traditional reinsurance business growth.
•The segment added new life business production, measured by face amount of life reinsurance in force, of $74.3 billion and $41.5 billion during the nine months ended September 30, 2026 and 2025, respectively.
Adjusted benefits and expenses

•The increase in loss ratio was primarily due to unfavorable underwriting experience.
•During the three months ended September 30, 2026 and 2025, the Company completed its annual assumptions review resulting in net favorable assumptions updates totaling $16 million and $1 million, respectively, primarily due to updated mortality assumptions. See Note 4 – “Future Policy Benefits” for additional information.
Financial Solutions

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment revenues
Net premiums	$237	$96	$141	$532	$325	$207
Net investment income	426	250	176	1,147	693	454
Investment related gains (losses), net	17	13	4	46	30	16
Other revenues	—	6	(6)	25	12	13
Total segment revenues	680	365	315	1,750	1,060	690
Adjusted benefits and expenses
Adjusted claims and other policy benefits	318	135	183	714	438	276
Future policy benefits remeasurement (gains) losses	3	(1)	4	42	(6)	48
Market risk benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	170	107	63	464	284	180
Policy acquisition costs and other insurance expenses	85	42	43	216	105	111
Other operating expenses	12	11	1	37	32	5
Total adjusted benefits and expenses	588	294	294	1,473	853	620
Adjusted operating income before income taxes	$92	$71	$21	$277	$207	$70
Key metrics
Future policy benefits remeasurement (gains) losses
Effect of changes in cash flow assumptions	$4	$—		$4	$—
Effect of actual variances from expected experience	$(1)	$(1)		$38	$(6)
The increases in adjusted operating income before income taxes for the three and nine months ended September 30, 2026, were due to higher net investment income and new business growth.
The invested asset base supporting asset-intensive transactions increased to $40.5 billion as of September 30, 2026, from $28.7 billion as of September 30, 2025. The increase in the asset base compared to September 30, 2025, was primarily due to approximately $7.1 billion from recently executed transactions and net organic growth of $4.7 billion from existing in force blocks. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $2.7 billion and $2.3 billion for the nine months ended September 30, 2026 and 2025, respectively. Fees earned from this business can vary significantly depending on the size, complexity and timing of the transactions and therefore, can fluctuate from period to period.
Segment revenues
•The increases in net premiums for the three and nine months ended September 30, 2026, were due to recently executed transactions and increased contributions from existing in force blocks.
•The increases in net investment income for the three and nine months ended September 30, 2026, were due to a growing asset base and favorable variable investment performance.
•Other revenues increased for the nine months ended September 30, 2026, due to higher surrender charges.
Adjusted benefits and expenses
•The increases in adjusted claims and other policy benefits for the three and nine months ended September 30, 2026, were due to the growth of asset-intensive business.
•The increases in future policy benefits remeasurement losses for the three and nine months ended September 30, 2026, were primarily due to a model implementation for an in-force block. Favorable results in adjusted claims and other policy benefits, driven by the release of accruals related to the same business block, more than offset this impact.
•Adjusted interest credited and policy acquisition costs and other insurance expenses increased for the three and nine months ended September 30, 2026, due to the growth of asset-intensive business.

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Segment Revenues
Net premiums	$—	$—	$—	$—	$—	$—
Net investment income	196	151	45	527	446	81
Investment related gains (losses), net	1	1	—	4	7	(3)
Other revenues	33	29	4	100	52	48
Total segment revenues	230	181	49	631	505	126
Adjusted benefits and expenses
Adjusted claims and other policy benefits	—	—	—	—	—	—
Future policy benefits remeasurement (gains) losses	—	—	—	—	—	—
Adjusted interest credited	46	47	(1)	134	139	(5)
Policy acquisition costs and other insurance expenses	(17)	(15)	(2)	(54)	(53)	(1)
Other operating expenses	127	109	18	378	311	67
Interest expense	96	98	(2)	295	268	27
Total benefits and expenses	252	239	13	753	665	88
Adjusted operating income (loss) before income taxes	$(22)	$(58)	$36	$(122)	$(160)	$38
The decrease in adjusted operating loss before income taxes for the three months ended September 30, 2026, was primarily due to an increase in net investment income, partially offset by an increase in other operating expenses. The decrease in adjusted operating loss before income taxes for the nine months ended September 30, 2026, was primarily due to increases in net investment income and other revenues, partially offset by increases in other operating expenses and interest expense.
Segment revenues
•The increases in net investment income for the three and nine months ended September 30, 2026, were primarily due to an increase in yield primarily due to an increase in variable investment income.
•The increase in other revenues for the nine months ended September 30, 2026, was primarily due to income earned on a note receivable.
Adjusted benefits and expenses
•The increases in other operating expenses for the three and nine months ended September 30, 2026, were primarily due to an increase in compensation expense.
•The increase in interest expense for the nine months ended September 30, 2026, was primarily due to an increase in outstanding debt and repurchase agreements.
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

Current Market Environment
The Company’s average investment yield, excluding spread related business, for the three months ended September 30, 2026, was 5.26%, 53 basis points above the same period in 2025. The average yield will vary from year to year depending on several variables, including the prevailing risk-free interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash and cash equivalents balances. Variable investment income from limited partnerships and real estate joint ventures will also vary from year to year and is highly dependent on the timing of dividends and distributions on certain investments, in addition to the sale of the underlying property in the case of real estate joint ventures. See additional discussion of investment yield under “Investments” below. Gross unrealized gains on fixed maturity securities available-for-sale decreased from $1.7 billion at December 31, 2025, to $464 million at September 30, 2026, and gross unrealized losses increased from $7.0 billion at December 31, 2025, to $13.6 billion at September 30, 2026.
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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and principal and interest payments on its indebtedness. The primary sources of RGA’s liquidity include proceeds from its capital-raising efforts, interest income on undeployed corporate investments, interest income received on affiliated surplus notes with RGA Reinsurance, RGA Life and Annuity Insurance Company (“RGA Life and Annuity”) and Rockwood Reinsurance Company (“Rockwood Re”), and dividends from operating subsidiaries. As the Company continues to operate its business and manage capital, RGA will continue to be dependent upon these sources of liquidity. The following tables present comparative information for RGA (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest and dividend income	$503	$428	$1,054	$547
Interest expense	71	71	220	205
Capital contributions to subsidiaries	6	696	368	711
Issuance of unaffiliated debt	—	—	400	700
Repayment of unaffiliated debt	400	—	800	—
Dividends to shareholders	64	61	186	179

	September 30, 2026	December 31, 2025
Cash and invested assets	$1,054	$1,360
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
On January 29, 2026, RGA’s board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the nine months ended September 30, 2026, the Company repurchased 765,739 shares of common stock under this program. As of September 30, 2026, the aggregate amount remaining under the Company’s share repurchase authorization was approximately $325 million.
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
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Nine months ended September 30,
	2026	2025
Dividends to shareholders	$186	$179
Purchase of common stock (1)	175	75
Total amount paid to shareholders	$361	$254

Number of common shares purchased (1)	765,739	406,337
Average price per share	$228.54	$184.58
(1)Excludes shares utilized to execute and settle certain stock incentive awards.
In October 2026, RGA’s board of directors declared a quarterly dividend of $0.98 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. On March 13, 2023, the Company entered into a syndicated revolving credit facility with a five year term and an overall capacity of $850 million. As of September 30, 2026, the Company had no cash borrowings outstanding and no letters of credit issued under this facility. Under the terms of this facility, the Company is required to maintain a minimum consolidated net worth of $5.8 billion. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted RGA Inc.’s shareholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the Company’s various debt agreements. Additionally, the Company’s debt agreements contain cross-acceleration covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness.
As of September 30, 2026 and December 31, 2025, the Company had $5.4 billion and $5.8 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of September 30, 2026 and December 31, 2025, the average interest rate on long-term debt outstanding was 5.49% and 5.33%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company’s $400 million 3.95% Senior Debentures due 2026 matured and were paid in full on September 15, 2026.
Based on the historic cash flows and the current financial results of the Company, management believes that RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next twelve months.
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At September 30, 2026, there were approximately $295 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries and support regulatory capital. The Company retrocedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S., Canada and U.K. The Company believes that the capital required to support the business retroceded to its affiliates reflects more realistic expectations than the original jurisdiction in which the business was written, where capital requirements are often considered to be quite conservative. As of September 30, 2026, $2.0 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand includes the following:
•A revolving credit facility under which the Company had availability of $850 million as of September 30, 2026.
•$195 million of funds available through collateralized borrowings from the FHLB as of September 30, 2026.
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
In addition to these facilities, the Company’s subsidiaries, RGA Reinsurance and RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), maintain a $200 million committed credit facility to provide contingent capital to RGA Re and RGA Americas. As of September 30, 2026, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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
Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are for the nine months ended September 30, 2026 and 2025, respectively are summarized as follows (dollars in millions):

	Nine months ended September 30,
	2026	2025
Sources:
Net cash provided by operating activities	$4,712	$3,239
Proceeds from long-term debt issuance, net	395	691
Treasury stock reissued	10	4
Change in cash collateral for derivative positions and other arrangements	—	1,222
Change in deposit asset on reinsurance	—	144
Net deposits to investment-type policies and contracts	6,740	5,047
Effect of exchange rate changes on cash	—	71
Total sources	11,857	10,418

Uses:
Net cash used in investing activities	9,766	8,824
Dividends to shareholders	186	179
Principal payments of long-term debt	803	3
Purchase of treasury stock	228	113
Change in cash collateral for derivative positions and other arrangements	270	—
Change in deposit asset on reinsurance	114	—
Effect of exchange rate changes on cash	10	—
Total uses	11,377	9,119
Net change in cash and cash equivalents	$480	$1,299
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2025 Annual Report, except for the following:
•The Company’s contractual obligations associated with long-term debt, including interest, increased at September 30, 2026, due to the Company’s issuance of $400 million in subordinated debentures on March 3, 2026. On June 15, 2026, the Company’s outstanding $400 million aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Debentures due 2056 (the “2056 Debentures”) were redeemed in full at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest thereon. During the third quarter, the Company’s $400 million 3.95% Senior Debentures due 2026 matured and were paid in full on September 15, 2026. See Note 16 – “Financing Activities” for further information.

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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $5.0 billion and $4.5 billion at September 30, 2026 and December 31, 2025, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $64 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB was $1.2 billion and $1.3 billion at September 30, 2026 and December 31, 2025, respectively, which is included in interest-sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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

Portfolio Composition
The Company had total cash and invested assets of $142.4 billion and $134.6 billion as of September 30, 2026 and December 31, 2025, respectively, as illustrated below (dollars in millions):

	September 30, 2026	% of Total	December 31, 2025	% of Total
Fixed maturity securities available-for-sale - public	$93,896	65.9%	$88,993	66.2%
Fixed maturity securities available-for-sale - private	13,861	9.7	12,776	9.5
Equity securities	239	0.2	311	0.2
Mortgage loans	12,162	8.5	11,104	8.2
Policy loans	3,372	2.4	3,541	2.6
Funds withheld at interest	7,870	5.5	8,149	6.1
Limited partnerships and real estate joint ventures	4,427	3.1	3,747	2.8
Short-term investments	393	0.3	346	0.3
Other invested assets	1,547	1.1	1,514	1.1
Cash and cash equivalents	4,648	3.3	4,168	3.0
Total cash and invested assets	$142,415	100.0%	$134,649	100.0%
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

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Increase / (Decrease)	2026	2025	Increase / (Decrease)
Average invested assets at amortized cost	$50,379	$47,662	$2,717	$49,400	$45,091	$4,309
Net investment income	$650	$553	$97	$1,905	$1,650	$255
Annualized investment yield (ratio of net investment income to average invested assets at amortized cost)	5.26%	4.73%	53 bps	5.17%	4.91%	26 bps
VII (included in net investment income)	$55	$—	$55	$144	$53	$91
Annualized investment yield excluding VII (ratio of net investment income, excluding VII, to average invested assets, excluding assets with only VII, at amortized cost)	4.96%	4.92%	4 bps	4.92%	4.95%	(3) bps
Investment yield increased for the three months ended September 30, 2026, in comparison to the same period in the prior year, primarily due to increased variable income from real estate joint venture sales and limited partnerships. Investment yield increased for the nine months ended September 30, 2026, in comparison to the same period in the prior year, primarily due to increased variable income from real estate joint venture sales, limited partnerships and make-whole premiums, slightly offset by lower yield on cash and cash equivalents.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses, unrealized gains and losses and estimated fair value of these securities by type as of September 30, 2026 and December 31, 2025.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. As of September 30, 2026 and December 31, 2025, approximately 94.7% and 94.3%, respectively, of total fixed maturity securities were investment grade.
The Company owns floating rate securities that represented approximately 8.4% and 8.9% of total fixed maturity securities as of September 30, 2026 and December 31, 2025, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to enhance asset management strategies and match certain interest-sensitive contract liabilities.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 69.4% and 68.5% of total fixed maturity securities as of September 30, 2026 and December 31, 2025, respectively. See “Corporate Fixed Maturity Securities” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major sector types, which comprise the corporate fixed maturity holdings as of September 30, 2026 and December 31, 2025.

As of September 30, 2026 and December 31, 2025, the Company’s investments in Canadian government securities represented 4.3% and 5.1%, respectively, of total fixed maturity securities. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
As of September 30, 2026 and December 31, 2025, the Company’s investments in Japanese government securities represented 6.2% and 4.6%, respectively, of total fixed maturity securities. These assets are primarily long duration government bonds matching the liability profile of the Company’s Japanese business.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity securities portfolio, as of September 30, 2026 and December 31, 2025 was as follows (dollars in millions):

		September 30, 2026			December 31, 2025
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$79,903	$69,917	64.9%	$69,007	$64,571	63.4%
2	BBB	35,174	32,081	29.8	32,330	31,423	30.9
3	BB	2,680	2,579	2.4	4,815	4,823	4.8
4	B	2,654	2,626	2.4	714	632	0.6
5	CCC and lower	405	299	0.3	194	141	0.1
6	In or near default	30	19	—	42	26	—
Unrated	Unrated	280	236	0.2	162	153	0.2
	Total	$121,126	$107,757	100.0%	$107,264	$101,769	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026			December 31, 2025
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
ABS:
Collateralized loan obligations (“CLOs”)	$2,288	$2,279	18.5%	$2,486	$2,481	22.4%
ABS, excluding CLOs	5,905	5,636	45.8	4,992	4,888	44.0
Total ABS	8,193	7,915	64.3	7,478	7,369	66.4
CMBS	2,609	2,518	20.4	2,179	2,162	19.5
RMBS:
Agency	334	284	2.3	359	324	2.9
Non-agency	1,696	1,598	13.0	1,256	1,245	11.2
Total RMBS	2,030	1,882	15.3	1,615	1,569	14.1
Total	$12,832	$12,315	100.0%	$11,272	$11,100	100.0%
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
As of September 30, 2026 and December 31, 2025, the Company classified approximately 13.6% and 13.5%, respectively, of its fixed maturity securities in the Level 3 category. Refer to Note 12 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information. These securities primarily consist of private placement corporate and asset-backed securities.
See “Securities Lending and Repurchase/Reverse Repurchase Agreements” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities lending and repurchase/reverse repurchase agreements.
Mortgage Loans
The Company’s mortgage loan portfolio consists of U.S., Canada and U.K. based investments primarily in retail locations, light industrial properties, and commercial offices. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements. Mortgage loans in the Company’s portfolio range in size up to $57 million, with an average mortgage loan investment as of September 30, 2026, of $7 million.
As of September 30, 2026 and December 31, 2025, the Company’s recorded investments in mortgage loans, gross of unamortized deferred loan origination fees and expenses, discounts and allowance for credit losses, were distributed geographically as follows (dollars in millions):

	September 30, 2026		December 31, 2025
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
West	$4,481	36.3%	$4,119	36.6%
South	4,287	34.7	3,689	32.7
Midwest	1,876	15.2	1,677	14.9
Northeast	790	6.4	793	7.0
Subtotal – U.S.	11,434	92.6	10,278	91.2
Canada	726	5.9	758	6.7
United Kingdom	184	1.5	232	2.1
Total	$12,344	100.0%	$11,268	100.0%
See “Allowance for Credit Losses and Impairments” in Note 2 – “Significant Accounting Policies and Pronouncements” of the 2025 Annual Report and “Mortgage Loans” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for allowance for credit losses on mortgage loans.

Allowance for Credit Losses and Impairments
The table below summarizes investment related gains (losses), net related to allowances for credit losses and impairments for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Change in allowance for credit losses on fixed maturity securities	$30	$(28)	$(6)	$(63)
Impairments on fixed maturity securities	(45)	(1)	(46)	(3)
Change in mortgage loan allowance for credit losses	(15)	(6)	(25)	(20)
Limited partnership and real estate joint ventures impairment losses	(42)	(1)	(71)	(22)
Other change in allowance for credit losses and impairments	1	1	(2)	(3)
Investment related gains (losses) related to credit losses and impairments	$(71)	$(35)	$(150)	$(111)
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
As of September 30, 2026 and December 31, 2025, the Company had $13.6 billion and $7.0 billion, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, an allowance for credit losses in the amount that fair value is less than the amortized cost is recorded for securities determined to have expected credit losses.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair value and gross unrealized losses for securities that have estimated fair values below amortized cost by class and grade, as well as the length of time the related estimated fair value has remained below amortized cost as of September 30, 2026 and December 31, 2025.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld by the ceding company and are legally owned by the ceding company. The Company reflects these assets on its balance sheet as funds withheld at interest. Interest accrues on the total funds withheld at rates defined by the terms of the applicable reinsurance agreement. The Company is subject to the investment performance on such assets, although the Company does not directly control them because such assets are legally owned by the ceding company. To mitigate this risk, investment guidelines are commonly set in the reinsurance agreements which restrict the ceding company’s investment activity with respect to such assets. The Company monitors the ceding company’s compliance with these contractual restrictions. These assets are primarily fixed maturity investment securities and pose investment risks similar to the fixed maturity securities owned by the Company. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of September 30, 2026 and December 31, 2025. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets primarily include lifetime mortgages, derivative contracts, FHLB common stock and real estate held for investment. See “Other Invested Assets” in Note 10 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of September 30, 2026 and December 31, 2025.
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
See Note 11 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of September 30, 2026 and December 31, 2025.

The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value and accrued interest of non-collateralized derivative contracts in an asset position at the reporting date. As of September 30, 2026, the Company had credit exposure of $15 million.
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
The Company holds $1,296 million and $1,197 million of beneficial interest in lifetime mortgages in the U.K., net of allowance for credit losses, as of September 30, 2026 and December 31, 2025, respectively. Investment income includes $18 million and $15 million in interest income earned on lifetime mortgages for the three months ended September 30, 2026 and 2025, respectively, and $52 million and $42 million in interest income earned on lifetime mortgages for the nine months ended September 30, 2026 and 2025, respectively. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product. As of September 30, 2026, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2025, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2025, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes the Company’s repurchase activity of its common stock during the quarter ended September 30, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2026 – July 31, 2026	5,194	$230.07	—	$400,000,325
August 1, 2026 – August 31, 2026	325,706	$244.47	306,348	$325,000,480
September 1, 2026 – September 30, 2026	3,456	$243.37	—	$325,000,480
(1)The Company repurchased 306,348 shares of common stock under its share repurchase program in August 2026. The Company net settled – issuing 14,831, 61,413 and 9,131 shares from treasury and repurchasing from recipients 5,194, 19,358 and 3,456 shares in July, August and September 2026, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.
On January 29, 2026, the board of directors authorized a share repurchase program for up to $500 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the nine months ended September 30, 2026, the Company repurchased 765,739 shares of common stock under this program. As of September 30, 2026, the aggregate amount remaining under the Company’s share repurchase authorization was approximately $325 million.
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
ITEM 5.  Other Information
During the nine months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

Reinsurance Group of America, Incorporated
Date: November 6, 2026	By:	/s/ Tony Cheng
Tony Cheng
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 6, 2026	By:	/s/ Laura Cockrill
Laura Cockrill
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)